Form 10-Q
period 2006-03-31
Vanda Pharmaceuticals Inc.
filed 2006-05-22
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-51863

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9605 Medical Center Drive, Suite 300 Rockville, Maryland (Address of Principal Executive Offices)	20850 (Zip Code)

(240) 599-4500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Please see definition of “accelerated and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 11, 2006, there were 21,907,188 shares of the Registrant’s Common Stock issued and outstanding.

Vanda Pharmaceuticals Inc.
(A Development Stage Company)

Form 10-Q Index

For the Three Months Ended March 31, 2006

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and for the period from March 13, 2003 (inception) to March 31, 2006	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and for the period from March 13, 2003 (inception) to March 31, 2006	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	29
ITEM 4.	Controls and Procedures	30

PART II — OTHER INFORMATION
ITEM 1A.	Risk Factors	30
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 4.	Submission of Matters to a Vote of Security Holders	44
ITEM 6.	Exhibits	45
Signatures		46
Exhibit Index		47

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$12,519,964	$21,012,815
Marketable securities	7,598,580	10,141,189
Prepaid expenses and other current assets	2,471,317	2,217,960

Total current assets	22,589,861	33,371,964
Property and equipment, net	1,328,303	1,110,576
Deposits	840,000	840,000
Restricted cash	430,230	430,230

Total assets	$25,188,394	$35,752,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,378,138	$2,254,897
Accrued expenses	7,156,400	2,528,091
Current portion of long-term debt	96,282	142,461
Deferred grant revenue	133,738	129,950
Deferred rent and other current liabilities	230,764	8,131

Total current liabilities	10,995,322	5,063,530
Deferred rent and other long-term liabilities	130,346	24,433

Total liabilities	11,125,668	5,087,963

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value, 70,000,000 and 70,000,000 shares authorized as of March 31, 2006 and December 31, 2005, respectively; and 99,832 and 98,945 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	100	99
Series A and Series B convertible preferred stock	61,795,187	61,795,187
Additional paid-in capital	6,737,148	23,982,981
Deferred compensation	—	(18,766,443)
Accumulated other comprehensive loss	(17,851)	(17,609)
Deficit accumulated during the development stage	(54,451,858)	(36,329,408)

Total stockholders’ equity	14,062,726	30,664,807

Total liabilities and stockholders’ equity	$25,188,394	$35,752,770

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Period from
			March 13, 2003
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006

Revenues from services	$—	$—	$81,545
Operating expenses:
Research and development	15,488,554	3,877,802	41,832,684
General and administrative	2,924,948	2,059,838	13,493,039

Total operating expenses	18,413,502	5,937,640	55,325,723

Loss from operations	(18,413,502)	(5,937,640)	(55,244,178)
Other income (expense):
Interest income	293,861	79,956	882,778
Interest expense	(2,809)	(9,795)	(78,462)
Other income	—	93	602

Total other income	291,052	70,254	804,918

Loss before tax expense	(18,122,450)	(5,867,386)	(54,439,260)
Tax expense	—	—	12,598

Net loss	(18,122,450)	(5,867,386)	(54,451,858)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	(33,486,623)

Net loss attributable to common stockholders	$(18,122,450)	$(5,867,386)	$(87,938,481)

Basic and diluted net loss per share applicable to common stockholders	$(385.61)	$(1,942.84)

Shares used in calculation of basic and diluted net loss per share applicable to common stockholders	46,997	3,020

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			March 13, 2003
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006

Cash flows from operating activities
Net loss	$(18,122,450)	$(5,867,386)	$(54,451,858)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	120,235	113,133	1,000,663
Stock-based compensation	1,520,317	1,877,272	6,688,572
Loss on disposal of assets	29,528	—	29,528
Accretion of discount on investments	(92,261)	(5,335)	(134,596)
Changes in assets and liabilities:
Accounts receivable	—	(540)	—
Prepaid expenses and other current assets	(252,666)	(7,941)	(2,470,626)
Deposits	—	—	(840,000)
Accounts payable	1,122,758	(5,921)	3,377,655
Accrued expenses	4,627,273	301,252	7,155,364
Deferred grant revenue	—	—	129,950
Other liabilities	328,546	865	361,110

Net cash used in operating activities	(10,718,720)	(3,594,601)	(39,154,238)
Cash flows from investing activities
Purchases of property and equipment	(358,048)	(36,145)	(2,226,478)
Purchases of marketable securities	(1,639,702)	(1,734,200)	(13,485,878)
Maturities of marketable securities	4,270,000	—	6,020,000
Investments in restricted cash	—	—	(430,230)

Net cash provided by (used in) investing activities	2,272,250	(1,770,345)	(10,122,586)
Cash flows from financing activities
Proceeds from borrowings on credit facility	—	—	515,147
Principal payments on obligations under capital lease	(344)	(50,285)	(94,800)
Principal payments on credit facility	(45,873)	(38,995)	(419,946)
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	61,795,187
Proceeds from exercise of stock options	294	—	32,048
Proceeds from issuance of common stock	—	—	4,000

Net cash provided by (used in) financing activities	(45,923)	(89,280)	61,831,636
Effect of foreign currency translation	(458)	(4,298)	(34,848)

Net increase (decrease) in cash and cash equivalents	$(8,492,851)	$(5,458,524)	$12,519,964

Cash and cash equivalents
Beginning of period	$21,012,815	$16,259,774	$—

End of period	$12,519,964	$10,801,250	$12,519,964

Supplemental disclosure
Cash payments for interest	$3,186	$10,108	$73,804

Supplemental disclosure of non-cash financing activities
Equipment acquired through obligation under capital lease	$—	$—	$95,305

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vanda Pharmaceuticals Inc. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-130759), which was declared effective by the SEC on April 12, 2006. The financial information as of March 31, 2006 and for the periods of the three months ended March 31, 2006 and March 31, 2005 and for the period from March 13, 2003 (inception) to March 31, 2006, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned Singaporean subsidiary. All inter-company balances and transactions have been eliminated.

2.	Initial Public Offering and Reverse Stock Split

On April 18, 2006, the Company consummated its initial public offering, consisting of 5,750,000 shares of common stock. On April 21, 2006 the underwriters exercised an over-allotment option to purchase additional 214,188 shares of the Company’s common stock. Including the over-allotment shares, the offering totaled 5,964,188 shares at a public offering price of $10.00, resulting in net proceeds to the Company of approximately $53.1 million (after deducting payment of underwriters discounts and commissions, as well as estimated offering expenses).

In connection with the initial public offering, the Company effected a 1-for-3.309755 reverse stock split of the issued and outstanding common stock. Information relating to common stock and common stock-equivalents set forth in this report (including the share numbers in the preceding paragraph) has been restated to reflect this split for all periods presented. Upon consummation of the initial public offering, all shares of the Company’s Series A Preferred Stock and Series B Preferred Stock were converted into an aggregate of 15,794,632 shares of common stock (see Note 5).

3.	Capital Resources and Liquidity

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

The Company’s activities will necessitate significant uses of working capital throughout 2006 and beyond. The Company plans to continue financing its operations with the cash received from financing activities, including its initial public offering. The Company believes that the proceeds from its initial public offering, together with cash, restricted cash and cash equivalents held by the Company immediately prior to the initial public offering, will be sufficient to meet the Company’s operating needs until mid-2007, and after that time the Company will require additional capital. In budgeting for its activities, the Company has relied on a number of assumptions, including assumptions that the Company will enroll approximately 600 patients in its current Phase III iloperidone trial for the treatment of schizophrenia and approximately 400 patients in its current Phase III VEC-162 transient insomnia trial, that the Company will initiate a Phase II VSF-173 trial for

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excessive sleepiness, and that these trials will be conducted in accordance with the Company’s expectations, that the Company will not expend significant funds on the four week injectable formulation of, or bipolar indication for, iloperidone or on a Phase II or Phase III trial of VEC-162 for depression, that the Company will be able to continue the manufacturing of its product candidates at commercially reasonable prices, that the Company will be able to retain its key personnel and that it will not incur any significant contingent liabilities. The Company may need to raise additional funds more quickly if one or more of its assumptions proves to be incorrect or if the Company chooses to expand its product development efforts more rapidly than presently anticipated or seeks to acquire additional product candidates, and the Company may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. However, the Company may not be able to raise additional funds on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its research and development activities, it may not be able to continue operations, or it may have to enter into strategic collaborations that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair the Company’s ability to realize value from that product candidate. In the absence of the ability to raise additional equity capital, the Company is also prepared and has the ability to curtail its existing clinical trial commitments and extend them in such a manner so that the Company has operating funds beyond mid-2007.

4.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates based upon current assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual conditions may differ materially from management’s current assumptions. This may result in the estimates being incorrect and may require the Company to record additional charges or benefits from operations.

Cash and Cash Equivalents

For purposes of the consolidated balance sheet and consolidated statement of cash flows, cash equivalents represent all highly-liquid investments with an original maturity date of three months or less. At March 31, 2006, the Company maintained all of its cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, amortization of premium and accretion of discount on marketable securities, and realized gains and losses on securities are included in interest income in the statements of operations.

Restricted Cash

During 2005, in conjunction with the lease of the office and laboratory space building, the Company provided the landlord with a letter of credit, which was collateralized with a restricted cash deposit in the amount of $430,230.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123(R).

Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes the previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the additional paid-in capital pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. The Company is in the process of determining whether to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).

In accordance with the new rule, the Company adopted the provisions of SFAS 123(R) on January 1, 2006. Accordingly, compensation costs for all stock-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award as to date the Company granted no awards with market or performance conditions).

The Company adopted SFAS 123(R) using the modified prospective transition method. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense, which is a non-cash charge, results from estimating the fair value of employee stock options granted. On April 12, 2006, the Company completed the initial public offering and began trading on the NASDAQ National Market. Prior to April 12, 2006, given the absence of an active market for our common stock, the exercise price of the stock options on the date of grant was determined by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of the convertible preferred stock offerings, the perspectives provided by the underwriters regarding estimates of a potential price per share in an initial public offering of the Company’s common stock and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issues as Compensation and made retrospective determination of fair value. Subsequent to April 12, 2006, the exercise price for future employee option grants will be based on the market value of the Company’s common stock.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense recognized during the three months ended March 31, 2006 is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the first three months of 2006 include:

•	compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and

•	compensation expense for stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R).

For stock awards granted in 2006, expenses are amortized under the accelerated attribution method. For stock awards granted prior to fiscal 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight line attribution method for all other options. As stock-based compensation expense recognized in the consolidated statement of operations for the first three months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted during the first three months of 2006 were estimated to be approximately 2% based on the Company’s historical experience. In the pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect adjustment of adopting the change in estimating forfeitures was not considered material to the financial statements upon implementation as of January 1, 2006 and for the three months ended March 31, 2006.

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized during the first three months of 2006 and 2005 under SFAS 123(R) and APB 25, respectively, was comprised of the following:

	Three Months Ended
	March 31,	March 31,
	2006	2005

Research and development	$142,629	$406,412
Selling, general and administrative	1,344,582	1,470,860

Stock-based compensation expense	$1,487,211	$1,877,272

Net stock-based compensation expense per basic and diluted share of common stock	$31.64	$621.61

For the three months ended March 31, 2006, the adoption of SFAS 123R had the following effect on reported amounts that would have been reported using the intrinsic value method under APB No. 25:

	Three Months Ended
	March 31, 2006
	Using
	APB No. 25	SFAS 123R
	Accounting	Adjustments	As Reported

Net loss	$(17,957,146)	$(165,304)	$(18,122,450)

Basic and diluted earnings per share	$(382.09)	$(3.52)	$(385.61)

The adoption of SFAS 123R had no effect on the statement of cash flows due to our current loss position. Since the Company had a net operating loss carryforward as of March 31, 2006, no excess tax benefits for the

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax deductions related to stock-based awards were recognized in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended March 31, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of March 31, 2006, $18.6 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.4 years.

As of March 31, 2006, the Company had one equity incentive plan, the Second Amended and Restated Management Equity Plan (the “Plan”) that was approved by the board of directors and adopted in December 2004. Under the Plan an aggregate of 1,781,509 shares of common stock was reserved for issuance as of March 31, 2006. Of those shares, 1,569,669 shares were subject to outstanding options and other awards and 115,030 shares were available for future grants of stock-based awards. All share amounts for all periods presented have been adjusted for a 1 for 3.309755 reverse stock split (see Note  2) effected in connection with the Company’s initial public offering. Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of March 31, 2006.

Option awards have 10-year contractual terms and 25% of the option shares typically vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares typically vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the common stock of comparable entities and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the three months ended March 31, 2006 were as follows:

Three Months Ended
March, 31, 2006

Expected dividend yield	0%
Expected volatility	70%
Expected term (years)	5
Weighted average risk-free interest rate	4.49%

A summary of option activity under the Plan as of March 31, 2006 and changes during the three months then ended is presented below. The option share amounts and exercise prices have been adjusted for the 1-for-3.309755 reverse stock split effected in connection with the Company’s initial public offering.

		Weighted Average
	Number of	Exercise Price at	Weighted Average	Aggregate
	Shares	Grant Date	Remaining Term	Intrinsic Value

Outstanding at December 31, 2005	1,532,540	$1.39
Granted	38,016	5.97
Exercised	(887)	0.33

Outstanding at March 31, 2006	1,569,669	$1.50	9.04	18,050,806

Exercisable at March 31, 2006	191,178	$0.33	7.71	2,422,098

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 was $15.28 per share. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $14,955. For the three months ended March 31, 2006 the Company received a total of $294 in cash from options exercised under the stock-based payment arrangements.

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

Through fiscal 2005, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Under APB 25 the compensation expense is calculated as the difference between the fair value for financial reporting purposes of the common stock on the date such options were granted and their exercise price. For the three months ended March 31, 2005, the Company recorded stock-based compensation expense of $1,877,272 related to employee stock options granted below fair market value and modifications to granted stock option awards.

The following table summarizes the pro forma effect on the net loss and per share data if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months period ended March 31, 2005.

Three Months
Ended
March 31, 2005

Net loss attributable to common stockholders	$(5,867,386)
Add: Stock-based employee compensation expense included in net loss	1,877,272
Less: Stock-based employee compensation expense determined under SFAS 123	(2,998,126)

Pro forma net loss applicable to common stockholders	$(6,988,240)

Net loss per share:
Basic and diluted, net loss attributed to common stockholders as reported	$(1,942.84)

Pro forma basic and diluted, net loss attributed to common stockholders	$(2,313.99)

For employee stock options granted during the three months ended March 31, 2005, the Company determined pro forma compensation expense under the provisions of SFAS 123 using the Black-Scholes model and the following assumptions:

Three Months
Ended
March 31, 2005

Expected dividend yield	0%
Expected volatility	67%
Expected term (years)	5
Weighted average risk-free interest rate	3.61%

The weighted average fair value of options granted during the three months ended March 31, 2005 was $10.52 per share.

Equity Instruments Issued to Non-Employees

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Recognition of Expenses in Outsourced Contracts

Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment.

Research and Development Expenses

Research and development expenses include the cost of salaries, building costs, utilities, allocation of indirect costs, and expenses to third parties who conduct research and development, pursuant to development and consulting agreements, on behalf of the Company. Costs related to the acquisitions of intellectual property are expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Research and development expenses are charged to operations as they are incurred.

General and Administrative Expenses

General and administrative costs are expensed as incurred and consist primarily of salaries and other related costs for personnel serving executive, finance, accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with provisions of SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

Segment Information

Management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings per Share

Net loss attributable to common stockholders per share is calculated in accordance with SFAS No. 128, Earnings per Share, and Staff Accounting Bulletin (“SAB”) No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, reduced by the weighted average unvested shares of common stock subject to repurchase.

Diluted EPS is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of other potential common stock outstanding for the period. Other potential common stock includes the Company’s Series A Preferred Stock and Series B Preferred Stock outstanding prior to the consummation of the Company’s initial public offering, stock options and warrants to purchase common stock, but only to the extent that their inclusion is dilutive. The Company incurred a net loss in all periods presented, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in dilutive loss per share attributable to common stockholders and basic loss per share attributable to common stockholders being equivalent. The Company did not have any shares of common stock issued for nominal consideration as defined under the terms of SAB No. 98, which would be included in EPS calculations.

	Three Months Ended
	March 31,	March 31,
	2006	2005

Numerator:
Net loss	$(18,122,450)	$(5,867,386)

Denominator:
Weighted average shares of common stock outstanding	99,526	3,020
Weighted average unvested shares of common stock subject to repurchase	(52,529)	—

Denominator for basic and diluted net loss per share	46,997	3,020

Basic and diluted net loss per share applicable to common stockholders	$(385.61)	$(1,942.84)

Anti-dilutive securities not included in diluted net loss per share calculation:
Series A and B Preferred Stock	15,794,632	7,565,703
Options to purchase common stock	1,569,667	525,620
Warrants to purchase common stock	50,335	50,335

	17,414,634	8,141,658

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. government agencies	$3,962,976	$—	$(1,326)	$3,961,650
U.S. corporate debt	3,637,498	—	(568)	3,636,930

	$7,600,474	$—	$(1,894)	$7,598,580

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. government agencies	$6,054,023	$847	$—	$6,054,870
U.S. corporate debt	4,084,488	1,831	—	4,086,319

	$10,138,511	$2,678	$—	$10,141,189

7.	Property and Equipment

Property and equipment — at cost:

	March 31,	December 31,
	2006	2005

Computer equipment	$411,963	$366,963
Laboratory equipment	1,123,141	1,102,270
Furniture and fixtures	147,379	101,556
Leasehold improvements	629,318	302,228
Construction in progress	—	120,851

	2,311,801	1,993,868
Less — accumulated depreciation and amortization	(983,498)	(883,292)

	$1,328,303	$1,110,576

Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 was $120,235 and $113,133, respectively.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005

Bonus accrual	$182,340	$530,311
Accrued professional fees	79,350	71,000
Accrued research and development expenses	6,753,284	1,862,288
Employee benefits	103,042	46,063
Other accrued expenses	38,384	18,429

Total accrued expenses	$7,156,400	$2,528,091

9.	Commitments and Contingencies

Guarantees and Indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2006, as the Company believes the fair value of these indemnification agreements is minimal.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of these indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of March 31, 2006.

10.	Licensing Agreements

The Company’s rights to develop and commercialize the clinical-stage product candidates are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

iloperidone

The Company acquired exclusive worldwide rights to patents for iloperidone through a sublicense agreement with Novartis. A predecessor company of Sanofi-Aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $500,000 and is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. The rights with respect to the patents to develop and commercialize iloperidone may

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminate, in whole or in part, if the Company fails to meet certain development or commercialization milestones relating to the time it takes for the Company to launch iloperidone commercially following regulatory approval, and the time it takes for the Company to receive regulatory approval following the submission of an NDA or equivalent foreign filing. Additionally, the Company’s rights may terminate in whole or in part if the Company does not meet certain other obligations under the sublicense agreement to make royalty and milestone payments, if the Company fails to comply with requirements in the sublicense agreement regarding its financial condition, or if the Company does not abide by certain restrictions in the sublicense agreement regarding other development activities. If the Company does not cure any breaches by Novartis or Titan of their respective obligations under their agreements with Titan and Sanofi-Aventis, respectively, the Company’s rights to develop and commercialize iloperidone may revert back to Novartis, although the Company is not aware of any such breaches by Titan or Novartis.

VEC-162

In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (“BMS”) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VEC-162. In partial consideration for the license, the Company paid BMS an initial license fee of $500,000 and is obligated to make future milestone payments to BMS of less than $40 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of VEC-162 at a rate which, as a percentage of net sales, is in the low teens. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for VEC-162 to use commercially reasonable efforts to develop and commercialize VEC-162 and to meet certain milestones in initiating and completing certain clinical work. During March 2006, the Company met its first milestone relating to the initiation of the Phase III clinical trial for VEC-162 and recorded an expense of $1,000,000 in the three months ended March 31, 2006.

BMS holds certain rights with respect to VEC-162 in the license agreement. For example, BMS has a right of first negotiation to enter into a commercialization and development agreement with the Company prior to the completion of the Phase III program. Additionally, if the Company has not agreed to one or more partnering arrangements to develop and commercialize VEC-162 in certain significant markets with one or more third parties after the completion of the Phase III program, BMS has the option to exclusively develop and commercialize VEC-162 on its own on pre-determined financial terms, including milestone and royalty payments. If the Company seeks a co-promotion agreement for VEC-162, BMS has a right of first negotiation to enter into such an agreement with the Company.

Either party may terminate the VEC-162 license agreement under certain circumstances, including a material breach of the agreement by the other. In the event that BMS has not exercised its option to reacquire the rights to VEC-162 and the Company terminates the license, or if BMS terminates the license due to the Company’s breach, all rights licensed and developed by the Company under this agreement will revert or otherwise be licensed back to BMS on an exclusive basis.

VSF-173

In June 2004, the Company entered into a license agreement with Novartis under which the Company received an exclusive worldwide license to develop and commercialize VSF-173. In consideration for the license, the Company paid Novartis an initial license fee of $500,000. The Company is also obligated to make future milestone payments to Novartis of less than $50 million in the aggregate (the majority of which are tied

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to sales milestones) and royalty payments at rates which, as a percentage of net sales, range from the low-to-mid teens. Novartis has the right to co-develop and exclusively commercialize VSF-173 on its own after Phase II and Phase III in exchange for certain milestones and royalty payments. In the event that Novartis chooses not to exercise either of these options and the Company decides to enter into a partnering arrangement to commercialize VSF-173, Novartis has a right of first refusal to negotiate such an agreement with the Company, as well as a right to submit a last matching counteroffer regarding such an agreement. In addition, the rights with respect to VSF-173 may terminate, in whole or in part, if the Company fails to meet certain development and commercialization milestones described in the license agreement relating to the time it takes the Company to complete the development work on VSF-173. These rights may also terminate in whole or in part if the Company fails to make royalty or milestone payments or if the Company does not comply with requirements in the license agreement regarding its financial condition. In the event of an early termination of the license agreement, all rights licensed and developed by the Company under this agreement may revert back to Novartis.

11.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which consists of net unrealized gains (losses) on the Company’s available-for-sale securities and foreign currency translation adjustment from Company’s Singaporean operations.

	Three Months Ended
	March 31,	March 31,
	2006	2005

Net loss	$(18,122,450)	$(5,867,386)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(4,572)	(658)
Foreign currency translation adjustment	4,330	(9,342)

Comprehensive loss	$(18,122,692)	$(5,877,386)

12.	Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2006 or March 31, 2005. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at March 31, 2006 and December 31, 2005.

13.	Subsequent Events

2006 Stock Plan

The Company’s 2006 Stock Plan was adopted by the compensation committee of the Company’s board of directors and approved by the board of directors on March 16, 2006, and was thereafter approved by the stockholders of the Company and became effective as of April 18, 2006. The Company’s 2006 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Reserved under this plan are 1,500,000 shares of the Company’s common stock. On January 1 of each year starting with the year 2007, the number of shares reserved under such plan will automatically increase by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such less number as may be approved by the Company’s board of directors).

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercise of all Stock Warrants

In 2003, in connection with entering into the line of credit facility to finance the purchase of equipment, the Company granted to the lender a freely exercisable warrant to purchase 13,626 shares of the Company’s common stock (the “Lender Warrant”) at an exercise price of $1.32 per share. The Lender Warrant was valued using the Black-Scholes option pricing model at $0.93 per share and the aggregate value was $12,628, which was recorded as general and administrative for the period from March 13, 2003 through December 31, 2003.

In February 2004, the Company issued a warrant to a consultant to purchase 36,709 shares of the Company’s common stock (the “Consultant Warrant”) at an exercise price of $1.32 per share. The Consultant Warrant was valued using the Black-Scholes option pricing model at $0.76 per share and the aggregate value was $27,945, which was recorded as general and administrative for the year ended December 31, 2004.

In connection with the Company’s initial public offering, the holder of the Lender Warrant exercised the warrant in full by using the warrant’s net exercise feature, such that 11,827 shares of the Company’s common stock were issued to the lender upon exercise. Additionally, in connection with the Company’s initial public offering, the holder of the Consultant Warrant exercised the warrant in full.

Authorized Shares of Common Stock

In connection with the initial public offering, the board of directors approved an increase of the authorized number of shares of common stock to 150,000,000 shares.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Various statements in this report on Form 10-Q, including the notes to the financial statements above, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” and “could,” and similar expressions or words, identify forward-looking statements. Such forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Vanda is at an early stage of development and may not ever have any products that generate significant revenue. Important factors that could cause actual results to differ materially from those reflected in Vanda’s forward-looking statements include, among others:

•	delays in the completion of our clinical trials;

•	a failure of our product candidates to be demonstrably safe and effective;

•	a failure to obtain regulatory approval for our products or to comply with ongoing regulatory requirements;

•	a lack of acceptance of our product candidates in the marketplace, or a failure to become or remain profitable;

•	our inability to obtain the capital necessary to fund our research and development activities;

•	our failure to identify or obtain rights to new product candidates;

•	a failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	a loss of any of our key scientists or management personnel;

•	losses incurred from product liability claims made against us;

•	a loss of rights to develop and commercialize our products under our license and sublicense agreements; and

•	the increased expenses and administrative workload associated with being a public company.

The information in this report is provided only as of the date of this report, and Vanda undertakes no obligation to update any forward-looking statements contained in this report on account of new information, future events, or otherwise, except as required by law.

Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this report, including the cautionary information set forth in the section “Factors Affecting Results, including Risks and Uncertainties” below. You should also read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this report.

Our Business

Vanda Pharmaceuticals Inc. (“Vanda” or the “Company”) was founded in November 2002 and commenced its operations on March 13, 2003. We are a biopharmaceutical company focused on the development and commercialization of small molecule therapeutics, with exclusive worldwide commercial rights to three product candidates in clinical development for various central nervous system disorders. Our lead product candidate, iloperidone, is a compound for the treatment of schizophrenia and bipolar disorder and is in a Phase III trial for schizophrenia. Our second product candidate, VEC-162, is a compound for the treatment of insomnia and depression which is currently in a Phase III trial for transient insomnia. VEC-162 is also ready for Phase II trials for the treatment of depression. Our third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness and is ready for a Phase II trial.

We expect to complete our Phase III trial for iloperidone in the first half of 2007. If this trial is successful, we will file a New Drug Application for iloperidone with the FDA later that year. We recently generated positive efficacy and safety data in a Phase II trial of VEC-162 for insomnia and commenced our Phase III trial for VEC-162 in insomnia in February 2006. We also expect to begin a Phase II trial of VSF-173 for excessive sleepiness in the second half of 2006. Assuming successful outcomes of our clinical trials and approval by the FDA, we expect to commercialize iloperidone and VSF-173 with our own sales force in the U.S. and expect to commercialize VEC-162 through a strategic partnership with a global pharmaceutical company, although we have not yet identified such a global partner.

We are a development-stage company and have accumulated an aggregate deficit of $54.5 million since the inception of our operations. We have no product revenues to date and have no approved products for sale. Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our product candidates. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product candidate, iloperidone and on the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in the section “Risk Factors” set forth as Item 1A of Part II of this report.

On April 18, 2006, the Company consummated its initial public offering, consisting of 5,750,000 shares of common stock. On April 21, 2006 the underwriters exercised an over-allotment option to purchase an additional 214,188 shares of our common stock. Including the over-allotment shares, the offering totaled 5,964,188 shares of common stock at a public offering price of $10.00, resulting in net proceeds to the Company of approximately $53.1 million (after deducting underwriting discounts and commissions as well as estimated offering expenses).

In connection with the initial public offering, the Company effected a 1-for-3.309755 reverse stock split of the issued and outstanding common stock. Information in this report relating to common stock and common stock-equivalents (including the share numbers in the preceding paragraph) has been restated to reflect this split for all periods presented. Upon completion of the initial public offering, all shares of the Company’s Series A Preferred Stock and B Preferred Stock were converted into an aggregate of 15,794,632 shares of common stock.

Phase III trial for iloperidone

In November 2005, we initiated our Phase III trial to evaluate iloperidone for the treatment of patients with schizophrenia. The trial is a randomized, double-blind, placebo- and active-controlled Phase III trial of approximately 600 patients with schizophrenia. We expect the trial to be conducted at up to 37 investigator sites in the U.S. and up to 10 sites in India. To have a successful clinical trial, we need to demonstrate that iloperidone has statistically significant efficacy better than placebo. The active control is present to validate the design of the trial and to increase the chances that trial participant will receive some form of treatment while participating in the trial. Patients are receiving four weeks of inpatient treatment in the trial.

The study is ahead of its enrollment target as it reached an enrollment of 372 patients as of April 30, 2006. We expect to complete the patient dosing and to report top-line results in the first half of 2007.

Prior to March 31, 2006, we incurred approximately $13.5 million in clinical costs related to this trial. We currently expect that between April 1, 2006 and December 31, 2006, we will incur approximately $16.0 million to $18.0 million in additional clinical costs related to the trial. In 2007, we expect that we will incur approximately $4.0 million to $6.0 million in costs related to the trial and for services rendered to us in connection with the analysis of trial data and the preparation of regulatory filings. Assuming that our trial is completed in the first half of 2007 and that the outcome of this trial is sufficient to support the filing of an NDA, we expect to make such a filing by the end of 2007. We would then expect to launch iloperidone commercially in early 2009. However, the timing and costs of our iloperidone trial, and the time it takes to receive cash inflows from the sale of iloperidone, are highly dependent on facts and circumstances that we may not be able to control and are subject to a number of risks. For example, our trial may be delayed due to a failure of our clinical services provider to perform services in a timely or proper manner or by patients dropping out of the trial. Additionally, the trial may be unsuccessful in proving iloperidone’s efficacy and safety, which would cause the filing of an NDA to be delayed indefinitely. Additionally, even if our trial is successful, delays in the approval process and subsequent commercial launch of iloperidone following our filing may occur if the FDA fails to attend to our filing in a timely manner or requires further data to approve iloperidone. Please see the “Risk Factors” section set forth as Item 1A of Part II of this report, for a more detailed discussion of these and other risks.

Phase III trial for VEC-162 in insomnia

In February 2006, we commenced our Phase III trial to evaluate the safety and efficacy of VEC-162 for the treatment of insomnia. The trial is a randomized, double-blind, placebo-controlled transient insomnia trial in which we expect to enroll approximately 400 healthy volunteers at up to 20 investigator sites in the U.S. The trial measures sleep efficiency and time to fall asleep, as well as next-day performance and mood. Participants receive one to two days of inpatient treatment.

Enrollment for the trial is on schedule and the Company expects to report top-line results in the first half of 2007.

Prior to March 31, 2006, we incurred approximately $1.4 million in clinical costs related to this trial. We expect that between April 1, 2006 and December 31, 2006, we will incur approximately $6.0 million to $8.0 million in clinical costs related to the trial, for clinical services rendered to us in connection with the continued screening of trial patients, the dosing of VEC-162 to these patients, the assessment of efficacy and adverse events, if any, which are observed in these patients, related administrative services and for services rendered to us in connection with the analysis of trial data. We believe that we will need to conduct additional trials beyond this Phase III trial to receive approval for the treatment of primary insomnia.

Research and development expenses

The Company’s research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, and all related facilities costs. We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and pharmacogenetics and pharmacogenomics expertise. From inception through March 31, 2006, we incurred research and development expenses in the aggregate of approximately $41.8 million, including stock-based compensation expenses of approximately $934,000. We expect our research and development expenses to increase as we continue to develop our product candidates and we also expect to incur licensing costs in the future that could be substantial, as we continue our efforts to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the period from March 13, 2003 (inception) to March 31, 2006, and the three months ended March 31, 2006 and 2005, respectively. Included in this table are the research and development expenses recognized in connection with our product candidates in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

			From
			March 13, 2003
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006

Direct Project Costs(1)
Iloperidone	$11,671,000	$1,007,000	$20,592,000
VEC-162	2,753,000	1,963,000	12,107,000
VSF-173	299,000	451,000	1,810,000
Other Product Candidates	291,000	235,000	2,227,000

Total Direct Product Costs	15,014,000	3,656,000	36,736,000
Indirect Project Costs(1)
Facility	173,000	63,000	679,000
Depreciation	102,000	102,000	892,000
Other Indirect Overhead	199,000	57,000	3,526,000

Total Indirect Expenses	$474,000	$222,000	$5,097,000

Total Research & Development Expenses	$15,488,000	$3,878,000	$41,833,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add personnel and fulfill our reporting obligations applicable to public companies. From inception through March 31, 2006, we incurred general and administrative expenses in the aggregate of approximately $13.5 million, including stock-based compensation expenses of approximately $5.6 million.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2005 included in the final prospectus relating to our initial public offering. However, we believe that the following critical accounting policies relating to accrued expenses and stock-based compensation expense are important to understanding and evaluating our reported financial results, and we have accordingly included them in this report.

Accrued expenses

As part of the process of preparing financial statements we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include professional service fees, such as lawyers and accountants, and contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to contract manufacturers in conjunction with the production of clinical materials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Stock-based compensation

We adopted SFAS 123(R) — Share Based Payment, on January 1, 2006 using the prospective modified prospective method of implementation and adopted the accelerated vesting method. Prior to January 1, 2006 we followed APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements.

Factors which affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded, the volatility of such fair value, and risk-free rate, expected dividend yield and expected forfeiture rate used in the calculation of the fair value of the stock option. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses.

On April 12, 2006, our common stock began trading on the NASDAQ National Market. Prior to April 12, 2006, given the absence of an active market for our common stock, the exercise price of our stock options on the date of grant was determined by our board of directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible preferred stock offerings, the perspectives provided by our underwriters regarding estimates of a potential price per share in an initial public offering of our common stock and general industry and economic trends. In establishing our estimated of fair value, we considered the guidance set forth in the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and made a retrospective determination of fair value. The exercise price for employee options granted after April 12, 2006 will be based on the market price of our common stock.

Stock-based compensation expense recognized during the three months ended March 31, 2006 is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the first three months of 2006 include:

•	compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and

•	compensation expense for stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R).

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized during the first three months of 2006 and 2005 under SFAS 123(R) and APB 25, respectively, was comprised of the following:

	Three Months Ended
	March 31,	March 31,
	2006	2005

Research and development	$143,000	$406,000
General and administrative	1,344,000	1,471,000

Stock-based compensation expense before taxes	1,487,000	1,877,000
Related income tax benefits	—	—

Stock-based compensation expense	$1,487,000	$1,877,000

Equity instruments issued to non-employees

We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. On January 19, 2006, the Company issued one of our consultants a grant to purchase 3,625 shares of our common stock with the exercise price of $4.73, of which 2,190 were fully vested as of January 19, 2006 and the balance will vest ratably in 19 monthly installments. The option expires on January 19, 2016 and for the three months ended March 31, 2006 we recorded a consulting expense of approximately $31,000 relating to the vested part of the grant.

Income taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some of all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three months period ended March 31, 2006. We have provided a valuation allowance for the full amount of our net deferred tax assets since the likelihood of realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be determined at March 31, 2006 and December 31, 2005.

Results of Operations

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of March 31, 2006, we had a deficit accumulated during the development stage of approximately $54.5 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Research and development expenses.  Research and development expenses increased by approximately $11.6 million, or 297%, to approximately $15.5 million for the three months ended March 31, 2006 compared to approximately $3.9 million for the three months ended March 31, 2005. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, stock-based compensation, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical activities. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting all of our project expenses:

	Three Months Ended
	March 31,	March 31,
	2006	2005

Direct project costs:
Personnel, benefits and related costs	$736,000	$427,000
Stock-based compensation	143,000	406,000
Contract research and development, consultants, materials and other costs	2,569,000	1,336,000
Clinical trials	11,566,000	1,487,000

Total direct costs	15,014,000	3,656,000
Indirect project costs	474,000	222,000

Total	$15,488,000	$3,878,000

Direct costs increased approximately $11.4 million primarily as a result of clinical development activities for iloperidone. During the three months ended March 31, 2006, we continued to incur expenses relating to our Phase III trials for iloperidone and VEC-162. Personnel, benefits and related costs increased approximately $309,000 for the three months ended March 31, 2006 due to an increase in personnel to support the development and clinical trial activities for iloperidone and VEC-162. Contract research and development, consulting, materials and other direct costs increased approximately $1.2 million for the three months ended March 31, 2006, primarily as a result of meeting the requirements for a $1.0 million milestone payment under our license agreement for VEC-162 with Bristol-Myers Squibb, and also due to increased regulatory and manufacturing-related development costs incurred in connection with the manufacturing of clinical supply materials for the iloperidone and the VEC-162 clinical trial programs. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expense. Clinical trials expense increased approximately $10.1 million for the three months ended March 31, 2006 primarily due to the cost incurred in our Phase III iloperidone and VEC-162 clinical trials that began in the fourth quarter of 2005 and in the first quarter of 2006, respectively. Indirect project costs also increased by approximately $252,000 for the three months ended March 31, 2006 due primarily to the increase in facility rent expense.

We expect to continue to incur substantial research and development expenses due to our on-going research and development efforts and as our existing and future product candidates proceed through clinical trials.

General and administrative expenses.  General and administrative expenses increased approximately $0.8 million, or 42%, to approximately $2.9 million for the three months ended March 31, 2006 from approximately $2.1 million for the three months ended March 31, 2005.

The following table discloses the components of our general and administrative expenses:

	Three Months Ended
	March 31,	March 31,
	2006	2005

Salaries, benefits and related costs	$589,000	$274,000
Stock-based compensation	1,345,000	1,471,000
Legal, consulting and other professional expenses	256,000	148,000
Other expenses	735,000	167,000

Total	$2,925,000	$2,060,000

General and administrative expenses consist of professional fees, salaries and related costs for executive and other administrative personnel and facility costs. Salaries, benefits and related costs increased approximately $315,000 for the three months ended March 31, 2006 due to an increase in personnel as we continued to develop the administrative structure to support the development and clinical trial activities for iloperidone, VEC-162 and our other product candidates. Stock-based compensation expense was approximately $1.3 million for the three months ended March 31, 2006 and approximately $1.5 million for the same period in 2005.

Legal, consulting and other professional costs increased approximately $108,000 for the three months ended March 31, 2006 due primarily to a higher level of consulting activity in 2006 in support of business development and market research activities related to our lead product candidates. Other expenses increased approximately $568,000 for the three months ended March 31, 2006, primarily due to expenses resulting from abandonment of our former office facilities of approximately $331,000.

In 2006 and thereafter we expect our general and administrative expenses to increase substantially. These increased expenses are expected to be necessary to support our discovery and development efforts and our commercial development activities and to fulfill our reporting and other regulatory obligations applicable to public companies.

Interest income, net.  Net interest income in the three months ended March 31, 2006 was approximately $291,000 compared to net interest income of approximately $70,000 in the three months ended March 31, 2005. Interest income was higher in 2006 due to higher average cash balances for the year and higher short-term interest rates which generated substantially higher interest income than in 2005.

Our interest income and expense for the three months ended March 31, 2006 and the three months ended March 31, 2005 are disclosed on the following table:

	Three Months Ended
	March 31,	March 31,
	2006	2005

Interest income	$294,000	$80,000
Interest expense	(3,000)	(10,000)

Total, net	$291,000	$70,000

Liquidity and Capital Resources

We have funded our operations through March 31, 2006 principally with the proceeds of approximately $62.0 million from preferred stock offerings. On April 18, 2006, the Company consummated its initial public offering, consisting of 5,750,000 shares of common stock. On April 21, 2006 the underwriters exercised an over-allotment option to purchase an additional 214,188 shares of our common stock. Including the over-allotment shares, the offering totaled 5,964,188 shares of common stock at a public offering price of $10.00, resulting in net proceeds to the Company of approximately $53.1 million (after deducting underwriting discounts and commissions as well as estimated offering expenses).

At March 31, 2006, cash and cash equivalents, marketable securities and restricted cash were approximately $20.5 million compared to approximately $31.6 million at December 31, 2005. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers.

As of March 31, 2006 and December 31, 2005, our liquidity resources are summarized as follows:

	March 31,	December 31,
	2006	2005

Cash and cash equivalents	$12,520,000	$21,013,000
U.S. government agencies securities	3,962,000	6,055,000
U.S. corporate debt securities	3,637,000	4,086,000

Marketable securities	7,599,000	10,141,000
Restricted cash	430,000	430,000

	$20,549,000	$31,584,000

We maintain cash balances with financial institutions in excess of insured limits, but do not anticipate any losses with respect to such cash balances.

In 2003, the Company entered into a $515,147 credit facility to finance the purchase of specified equipment based on lender-approved schedules. The interest rate was fixed at 9.3% per annum. The Company has granted a security interest in the assets purchased under the credit facility. The total indebtedness relating to this credit facility was approximately $96,000 and $142,000 as of March 31, 2006 and December 31, 2005, respectively and we plan to settle the obligation in full by the end of 2006.

Cash Flow

	Three Months Ended
	March 31,	March 31,
	2006	2005

Net cash provided by (used in)
Operating activities	$(10,719,000)	$(3,595,000)
Investing activities	2,272,000	(1,770,000)
Financing activities	(46,000)	(89,000)
Exchange rate effect on cash and equivalents	—	(4,000)

Net increase (decrease) in cash and cash equivalents	$(8,493,000)	$(5,458,000)

Net cash used in operations was approximately $10.7 million and approximately $3.6 million for the three months ended March 31, 2006 and 2005, respectively. The net loss for the three months ended March 31, 2006 of approximately $18.1 million was offset primarily by non-cash charges for depreciation and amortization of approximately $120,000, stock-based compensation of approximately $1.5 million, an increase in accrued expenses and accounts payable of approximately $4.6 million and $1.1 million, respectively, principally related to clinical trial expenses, and other net changes in working capital. Net cash provided by investing activities for the three months ended March 31, 2006 was approximately $2.3 million and consisted primarily of net proceeds from maturities of marketable securities of approximately $2.6 million, equipment purchases of approximately $358,000. Net cash used in financing activities for the three months ended March 31, 2006 was approximately $46,000, consisting primarily of payments of equipment debt financing obligations.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of March 31, 2006:

	Cash Payments Due by Period
		April to
		December					After
	Total	2006	2007	2008	2009	2010	2010
	(In thousands)

Operating leases	$5,095	$379	$642	$536	$427	$440	$2,671
Credit facility	98	98	—	—	—	—	—

	$5,193	$477	$642	$536	$427	$440	$2,671

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively, and for our research facility in Singapore expiring in 2006. We vacated our previous headquarters in January 2006 and recorded a vacant space accrual of approximately $302,000 during the three months ended March 31, 2006. According to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the company shall be recognized and measured when the company ceases using the right conveyed by the lease, reduced by estimated sublease rentals that could be reasonably obtained. In accordance with SFAS 146, we have included in the table above operating lease obligations related to our previous headquarters of approximately $233,000, $240,000 and $122,000, for 2006, 2007 and 2008, respectively.

Credit facility

In 2003, the Company entered into a $515,147 credit facility to finance the purchase of specified equipment based on lender-approved schedules. The facility is scheduled to be repaid in full in 2006.

Clinical research organization contracts and other contracts

We recently entered into agreements with clinical research organizations responsible for conducting and monitoring our clinical trials for iloperidone and VEC-162, and have also entered into agreements with clinical manufacturing organizations and other outside contractors who will be responsible for additional services supporting our on-going clinical development processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days’ notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

Assuming that our ongoing Phase III trials for iloperidone and VEC-162 are completed in accordance with our expectations, we will incur approximately $22 million to $26 million in costs from April 1 to December 31, 2006, and approximately $4 million to $6 million in costs in 2007, for clinical trial services rendered in connection with these trials.

License agreements

In February 2004 and June 2004, we entered into separate licensing agreements with Bristol-Myers Squibb and Novartis, respectively, for the exclusive rights to develop and commercialize our three compounds in clinical development. In partial consideration for these rights, we paid a $500,000 non-refundable fee for each compound. We are obligated to make additional payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones, certain of which clinical milestones we met in March 2006 under the VEC-162 agreement with BMS, for which we have made payments in the amount of $1,000,000 (and have recorded as a license expense for the three months ended March 31, 2006) and certain others we may meet during 2006 under our license agreement with Novartis for

VSF-173, for which we would be obligated to make payments of up to $1,000,000. If the products are successfully commercialized we will be required to pay certain royalties based on net sales for each of the licensed products. Please see Note 10 to the financial statements included with this report for a more detailed description of these licenses.

We have not included any contractual obligations relating to our license agreements in the above table, since the amount, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals and growth in product sales. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk Factors” at Item 1A of Part II of this report.

As a result of the successful commencement of the Phase III clinical study of VEC-162 in March 2006 we met the first milestone specified in our licensing agreement with Bristol-Myers Squibb and recorded a related license expense of $1,000,000 during the three months ended March 31, 2006.

Prospective Information

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additions to personnel and clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including our continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under potential collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and our or our potential partners’ success in developing markets for our product candidates. Based on our current operating plans, we believe that our existing cash, restricted cash and cash equivalents, including the proceeds from our initial public offering will be sufficient to complete and report the results from our on-going iloperidone and VEC-162 Phase III clinical trials that are expected to be completed in the first half of 2007 and to continue additional development and clinical activities for our product candidates.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, other than the issuance of warrants to purchase an aggregate of 50,335 shares of the Company’s common stock, which warrants were exercised and are no longer outstanding as of the closing of the Company’s initial public offering.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Foreign exchange

We currently incur a portion of our operating expenses in Singapore. The reporting currency for our consolidated financial statements is U.S. Dollars. To date, we have determined operating expenses incurred outside of the United States have not been significant. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. However, if operating expenses incurred outside of the United States increase, our results of operations could be adversely impacted by changes in exchange rates. For example, if we incur foreign operating expenses in local foreign currencies (as we currently do in Singapore), as the U.S. Dollar strengthens it would have a negative impact on our international results upon translation of those results into U.S. Dollars upon consolidation. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

Interest rates

Our exposure to market risk is currently confined to our cash and cash equivalents, restricted cash and marketable securities that have maturities of less than 12 months. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, restricted cash and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with any long-term debt or long-term lease obligations.

Effects of inflation

Our most liquid assets are cash, restricted cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Item 4.	Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2006. Based upon this evaluation, management has concluded that, as of March 31, 2006, our disclosure controls and procedures were adequate and effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission.

b)  Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that have occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the following factors should be considered carefully in evaluating our business and us.

Risks related to our business and industry

Our success is dependent on the success of our three product candidates in clinical development: iloperidone, VEC-162 and VSF-173. If any of these product candidates are determined to be unsafe or ineffective in humans, our business will be materially harmed.

We are uncertain whether any of our current product candidates in clinical development will prove effective and safe in humans or meet applicable regulatory standards. To date, the data supporting our product candidates is derived solely from laboratory and pre-clinical studies and limited clinical trials. However, for each of our product candidates we must provide the FDA and similar foreign regulatory authorities with more extensive clinical data for a defined indication of the product candidate before these regulatory authorities can approve the product candidate for commercial sale. Frequently, product candidates that have shown promising results in early clinical trials have suffered significant setbacks in later clinical trials. Future clinical trials involving our product candidates may reveal that those candidates are ineffective, are unacceptably toxic, have other undesirable side effects or are otherwise unfit for future development. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop products that are effective and safe in humans, our business will be materially harmed.

Any failure or delay in completing clinical trials for our product candidates could severely harm our business.

Pre-clinical studies and clinical trials required to demonstrate the safety and efficacy of our product candidates are time-consuming and expensive and together take several years to complete. To date we have not completed the clinical testing of any of our product candidates. The completion of clinical trials for our product candidates may be delayed by many factors, including:

•	our inability to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.

In particular, we may experience delays in our current Phase III trial for iloperidone due to our inability to maintain our current rates of patient enrollment. This inability may result from competition for patients at our clinical investigator’s sites, and from patients avoiding participation in the trial, which is conducted in an inpatient setting, as warmer weather arrives and schizophrenic patients can be outside more comfortably.

It is possible that none of our product candidates will complete clinical trials in any of the markets in which we intend to sell those product candidates. Accordingly, we may not receive the regulatory approvals needed to market our product candidates in any markets. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would severely harm our business.

We face heavy government regulation, and FDA regulatory approval of our products is uncertain.

The research, testing, manufacturing and marketing of drug products such as those that we are developing are subject to extensive regulation by federal, state and local government authorities, including the FDA. To obtain regulatory approval of a product, we must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices regulations, or cGMP.

The process of obtaining FDA and other required regulatory approvals and clearances will require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical tests that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the regulations applicable to that particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including that:

•	a drug candidate may not be safe or effective;

•	they may interpret data from pre-clinical and clinical testing in different ways than we do;

•	they may not approve our manufacturing process; and

•	they may change their approval policies or adopt new regulations.

For example, if certain of our methods for analyzing our trial data are not approved by the FDA, we may fail to obtain regulatory approval for our product candidates. We will be using a “mixed-method repeated measures” statistical model to analyze data from our Phase III trial for iloperidone, as we believe that this model will reduce certain biases that can be associated with other statistical models. We have discussed the use of this statistical model with the FDA in an August 2005 guidance meeting, and they have agreed that the model is valid. However, to our knowledge, the “mixed-method repeated measures” statistical model has not been previously used as the primary basis for judging efficacy in a clinical trial by the FDA. If the FDA does not approve of our findings based on our “mixed-method repeated measures” model, our clinical trial for iloperidone may not be successful.

Moreover, if and when our products do obtain such approval or clearances, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

•	warning letters;

•	fines;

•	civil penalties;

•	injunctions;

•	recall or seizure of products;

•	total or partial suspension of production;

•	refusal of the government to grant approvals; or

•	withdrawal of approvals and criminal prosecution.

Any delay or failure by us to obtain regulatory approvals for our product candidates could diminish competitive advantages that we may attain and would adversely affect the marketing of our products. We have not received regulatory approval to market any of our product candidates in any jurisdiction.

Even if we do receive regulatory approval for our drug candidates, the FDA may impose limitations on the indicated uses for which our products may be marketed, subsequently withdraw approval or take other actions against us or our products that are adverse to our business. The FDA generally approves products for particular indications. An approval for a more limited indication reduces the size of the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing.

We also are subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the environment and the use and disposal of hazardous substances used in connection with our discovery, research and development work. In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might significantly harm the discovery, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations, and we may be adversely affected by the cost of such compliance.

We intend to seek regulatory approvals for our products in foreign jurisdictions, but we may not obtain any such approvals.

We intend to market our products outside the United States, either alone or with a commercial partner. In order to market our products in foreign jurisdictions, we may be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. We have no experience with obtaining any such foreign approvals. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit their marketability.

Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For example, like many other drugs in its class, iloperidone is associated with a prolongation of the heart’s QTc interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, corrected for heart rate. A QTc interval that is significantly prolonged may result in an abnormal heart rhythm with adverse consequences including fainting, dizziness, loss of consciousness and death. No patient in the controlled portion of any of iloperidone’s clinical trials was observed to have an interval that exceeded a 500-millisecond threshold of particular concern to the FDA. Two patients experienced a prolongation of 500 milliseconds or more during the open-label extension of one trial. We will continue to assess the side effect profile of iloperidone and our other product candidates in our ongoing clinical development program.

In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product, we could face one or more of the following:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may withdraw their approval of the product;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product candidate, which in turn could delay or prevent us from generating significant revenues from its sale.

Our product candidates may never achieve market acceptance even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the sale of our product candidates, the commercial success of these products will depend on, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. The degree of market acceptance of any of our product candidates will depend on a number of factors, including the demonstration of its safety and efficacy, its cost-effectiveness, its potential advantages over other therapies, the reimbursement policies of government and third-party payors with respect to the product candidate, and the effectiveness of our marketing and distribution capabilities. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. If our product candidates do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable.

If we fail to obtain the capital necessary to fund our research and development activities, we may be unable to continue operations or we may be forced to share our rights to commercialize our product candidates with third parties on terms that may not be attractive to us.

Based on our current operating plans, we believe that our existing cash and cash equivalents, including the proceeds from our initial public offering, will be sufficient to meet our anticipated operating needs until mid-2007, and after that time we will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will enroll approximately 600 patients in our current Phase III iloperidone trial for schizophrenia and approximately 400 patients in our current Phase III VEC-162 transient insomnia trial, that we will initiate a Phase II VSF-173 trial for excessive sleepiness, and that these trials will be conducted in accordance with our expectations, that we will not expend significant funds on the four week injectable formulation of, or bipolar indication for, iloperidone or on a Phase II or Phase III trial of VEC-162 for depression, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain key personnel and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and we may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

We cannot assure you that additional funds will be available when we need them on terms that are acceptable to us, or at all. If we are unable to secure sufficient capital to fund our research and development activities we may not be able to continue operations or we may have to enter into strategic collaborations that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than we currently intend. Collaborations that are consummated by us prior to proof-of-efficacy and safety of a product candidate could impair our ability to realize value from that product candidate.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly as we increase our research and development, clinical trial and administrative activity. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds and product candidates since March 2003. As of March 31, 2006, we have accumulated net losses of approximately $54.5 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, conduct clinical trials, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

If our contract research organizations do not successfully carry out their duties or if we lose our relationships with contract research organizations, our drug development efforts could be delayed.

We are dependent on contract research organizations, third-party vendors and investigators for pre-clinical testing and clinical trials related to our drug discovery and development efforts and we will likely continue to depend on them to assist in our future discovery and development efforts. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the approval of our products. The parties with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our products. Moreover, these parties may also have relationships with other commercial entities, some of which may compete with us. If they assist our competitors it could harm our competitive position.

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices, or cGLP, and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development, regulatory approval and commercialization of our product candidates.

We rely on the manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our clinical trials. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly affecting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates.

We rely on a limited number of manufacturers for our product candidates and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

We do not have an in-house manufacturing capability and depend completely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our products. We do not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our compounds in a timely manner from these third parties could delay clinical trials and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our compounds are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our products.

Our manufacturing strategy presents the following additional risks:

•	the manufacturing processes for VEC-162 and VSF-173 have not been tested in quantities needed for continued clinical trials or commercial sales, and delays in scale-up to commercial quantities could delay clinical trials, regulatory submissions and commercialization of our compounds;

•	because most of our third-party manufacturers and formulators are located outside of the United States, there may be difficulties in importing our compounds or their components into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging; and

•	because of the complex nature of our compounds, our manufacturers may not be able to successfully manufacture our compounds in a cost effective and/or timely manner.

We face substantial competition which may result in others developing or commercializing products before or more successfully than we do.

Our future success will depend on our ability to demonstrate and maintain a competitive advantage with respect to our product candidates and our ability to identify and develop additional products through the application of our pharmacogenetics and pharmacogenomics expertise. Large, fully integrated pharmaceutical companies, either alone or together with collaborative partners, have substantially greater financial resources and have significantly greater experience than we do in:

•	developing products;

•	undertaking pre-clinical testing and clinical trials;

•	obtaining FDA and other regulatory approvals of products; and

•	manufacturing and marketing products.

These companies may invest heavily and quickly to discover and develop novel products that could make our products obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing superior products or other competing products before we do.

We believe the primary competitors for each of our product candidates are as follows:

•	For iloperidone in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone) by Johnson & Johnson (including the depot formulation Risperdal® Consta®), Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Bristol-Myers Squibb Company/Otsuka Pharmaceutical Co., Ltd., and Geodon® (ziprasidone) by Pfizer Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials for the treatment of schizophrenia include bifeprunox (Wyeth/Solvay S.A./Lundbeck A/S), paliperidone (Johnson & Johnson), and asenapine (Pfizer).

•	For VEC-162 in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by Sanofi-Aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic benzodiazepines such as trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia include indiplon (Pfizer/Neurocrine Biosciences, Inc.) gaboxadol (Merck & Co., Inc./Lundbeck), and low-dose doxepin (Silenortm, Somaxon Pharmaceuticals, Inc.).

•	For VEC-162 in the treatment of depression, agomelatine (Les Laboratoires Servier), antidepressants such as Paxil® (paroxetine) by GSK, Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, and Lexapro (escitalopram) by Lundbeck/Forest Pharmaceuticals Inc., Effexor® (venlafaxine) by Wyeth as well as other compounds such as Wellbutrin® (buproprion) by GlaxoSmithKline (GSK) and Cymbalta® (duloxetine) by Eli Lilly.

•	For VSF-173 in the treatment of excessive sleepiness, Provigil® (modafinil) by Cephalon Inc. and Xyrem® (sodium oxybate) by Jazz Pharmaceuticals, Inc.

We have no experience selling, marketing or distributing products and no internal capability to do so.

At present, we have no sales or marketing personnel. In order to commercialize any of our product candidates, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may not be able to establish sales and distribution partnerships on acceptable terms or at all, and if we do enter into a distribution arrangement, our success will be dependent upon the performance of our partner. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our product;

•	the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage against companies with broader product lines; and

•	unforeseen costs associated with creating our own sales and marketing team or with entering into a partnering agreement with an independent sales and marketing organization.

We will need to increase the size of our organization, and we may experience difficulties in managing our growth.

As of March 31, 2006, we had 33 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations, continue our development activities and commercialize our product candidates. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

•	manage our clinical trials effectively;

•	manage our internal development efforts effectively;

•	improve our operational, financial, accounting and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.

We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.

If we cannot identify, or enter into licensing arrangements for, new product candidates, our ability to develop a diverse product portfolio may be limited.

A component of our business strategy is acquiring rights to develop and commercialize compounds discovered or developed by other pharmaceutical and biotechnology companies for which we may find effective uses and markets by using our unique pharmacogenetics and pharmacogenomics expertise. Competition for the acquisition of these compounds is intense. If we are not able to identify opportunities to acquire rights to commercialize additional products, we may not be able to develop a diverse portfolio of products and our business may be harmed. Additionally, it may take substantial human and financial resources to secure commercial rights to promising product candidates. Moreover, if other firms develop pharmacogenetics and pharmacogenomics capabilities, we may face increased competition in identifying and acquiring additional product candidates.

If we lose key scientists or management personnel, or if we fail to recruit additional highly skilled personnel, it will impair our ability to identify, develop and commercialize product candidates.

We are highly dependent on principal members of our management team and scientific staff, including our Chief Executive Officer, Mihael H. Polymeropoulos, M.D. These executives each have significant pharmaceutical industry experience. The loss of any such executives, including Dr. Polymeropoulos, or any other principal member of our management team or scientific staff, would impair our ability to identify, develop and market new products.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our product candidates in clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our compounds are intended to treat behavioral disorders, and it is possible that we may be held liable for the behavior and actions of patients who use our compounds. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products. Although we maintain general liability and product liability insurance, our aggregate coverage limit under this insurance is $5,000,000, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. In addition, product liability insurance is becoming increasingly expensive, and we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.

Legislative or regulatory reform of the healthcare system in the U.S. and foreign jurisdictions may affect our ability to sell our products profitably.

The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

Specifically, in both the United States and some foreign jurisdictions there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug Improvement and Modernization Act of 2003 reforms the way Medicare will cover and reimburse for pharmaceutical products. This legislation could decrease the coverage and price that we may receive for our products. Other third-party payors are increasingly challenging the prices charged for medical products and services. It will be time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. Further federal and state proposals and healthcare reforms are likely which could limit the prices that can be charged for the drugs we develop and may further limit our commercial opportunity. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs;

•	variations in the level of expenses related to our existing three product candidates or future development programs;

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•	any intellectual property infringement lawsuit in which we may become involved; and

•	regulatory developments affecting our product candidates or those of our competitors.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Risks related to intellectual property and other legal matters

Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of licenses or sublicenses granted to us by other pharmaceutical companies. With respect to VEC-162 and VSF-173, these terms and conditions include options in favor of these pharmaceutical companies to reacquire rights to commercialize and develop these product candidates in certain circumstances.

Iloperidone is based in part on patents and other intellectual property owned by Sanofi-Aventis and Novartis. Titan Pharmaceuticals, Inc. holds an exclusive license from Sanofi-Aventis to the intellectual property owned by Sanofi-Aventis, and Titan has sublicensed its rights under such license on an exclusive basis to Novartis. We have acquired exclusive rights to this intellectual property through a further sublicense from Novartis. Our rights with respect to this intellectual property to develop and commercialize iloperidone may terminate, in whole or in part, if we fail to meet certain milestones contained in our sublicense agreement with Novartis relating to the time it takes for us to launch iloperidone commercially following regulatory approval, and the time it takes for us to receive regulatory approval following our submission of an NDA or equivalent foreign filing. We may also lose our rights to develop and commercialize iloperidone if we fail to pay royalties to Novartis, if we fail to comply with certain requirements in the sublicense regarding our financial condition, or if we fail to comply with certain restrictions regarding our other development activities. Finally, our rights to develop and commercialize iloperidone may be impaired if we do not cure breaches by Novartis and Titan of similar obligations contained in these sublicense and license agreements, although we are not aware of any such breach by Titan or Novartis. In the event of an early termination of our sublicense agreement, all rights licensed and developed by us under this agreement may be extinguished, which would have a material adverse effect on our business.

VEC-162 is based in part on patents that we have licensed on an exclusive basis and other intellectual property licensed from Bristol-Myers Squibb Company (BMS). BMS has a right of first negotiation to enter into a commercialization and development agreement with us prior to the completion of our Phase III program. Additionally, following the completion of our Phase III program for VEC-162, and in the event that we have not entered into one or more development and commercialization agreement with one or more third parties covering certain significant markets, BMS has retained an option to reacquire the rights it has licensed to us to exclusively develop and commercialize VEC-162 on pre-determined financial terms, including the payment of royalties and milestone payments to us. If we seek a co-promotion agreement for VEC-162, BMS has a right of first negotiation to enter into such an agreement with us. BMS may terminate our license if we fail to meet certain milestones or if we otherwise breach our royalty or other obligations in the agreement. In the event that we terminate our license, or if BMS terminates our license due to our breach, all of our rights to VEC-162 (including any intellectual property we develop with respect to VEC-162) will revert back to BMS or otherwise be licensed back to BMS on an exclusive basis. Any termination or reversion of our rights to develop or commercialize VEC-162, including any reacquisition by BMS of our rights, may have a material adverse effect on our business.

VSF-173 is based in part on patents and other intellectual property that we have licensed on an exclusive basis from Novartis. Novartis has the option to reacquire rights to co-develop and exclusively commercialize VSF-173 following the completion of the Phase II trials, and an additional option to reacquire co-development rights and exclusive commercialization rights following the completion of the Phase III clinical trials, subject in each case to Novartis’ payment of pre-determined royalties and other payments to us. In the event that Novartis chooses not to exercise either of these options and we decide to enter into a partnering arrangement to help us commercialize VSF-173, Novartis has a right of first refusal to negotiate such an agreement with us, as well as a right to submit a last matching counteroffer regarding such an agreement. In addition, our rights with respect to VSF-173 may terminate, in whole or in part, if we fail to meet certain development and commercialization milestones described in our license agreement relating to the time it takes us to complete our development work on VSF-173. These rights may also terminate in whole or in part if we fail to meet certain development and commercialization milestones described in our license agreement, if we fail to make royalty or milestone payments or if we do not comply with requirements in our license agreement regarding our financial condition. In the event of an early termination of our license agreement, all rights licensed and developed by us under this agreement may revert back to Novartis. Any termination or reversion of our rights to develop or commercialize VSF-173, including any reacquisition by Novartis of our rights, may have a material adverse effect on our business.

If our efforts to protect the proprietary nature of the intellectual property related to our products are not adequate, we may not be able to compete effectively in our markets.

In addition to the rights we have licensed from Novartis and BMS relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of March 31, 2006, we owned ten pending provisional patent applications in the United States and one pending Patent Cooperation Treaty application, which permit the pursuit of patents outside of the United States, relating to our product candidates in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our product candidates, our business will be materially harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent protection for drug compounds for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our sublicense and license agreements with respect to these product candidates, we would have exclusive rights to iloperidone’s United States “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2016, to VEC-162’s United States new chemical entity patent until 2022 and to VSF-173’s United States new chemical entity patent until 2019. In Europe, similar legislative enactments allow patent protection in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our sublicense and license agreements with respect to these product candidates, we would have exclusive rights to iloperidone’s European new chemical entity patents until 2015, to VEC-162’s European new chemical entity patents until 2022 and to VSF-173’s European new chemical entity patents until 2017. Additionally, a recent directive in the European Union provides that companies who receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. This directive may be of particular importance with respect to iloperidone, since the European new chemical entity patent for iloperidone will likely expire prior to the end of this 10-year period of market exclusivity. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such extensions and exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

Litigation or third-party claims of intellectual property infringement could require us to divert resources and may prevent or delay our drug discovery and development efforts.

Our commercial success depends in part on our not infringing the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would divert substantial financial and employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain additional licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to develop and commercialize further one or more of our product candidates.

In addition, in the future we could be required to initiate litigation to enforce our proprietary rights against infringement by third parties. Prosecution of these claims to enforce our rights against others could divert substantial financial and employee resources from our business. If we fail to enforce our proprietary rights against others, our business will be harmed.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including toxic chemical and biological materials. We could be held liable for any contamination, injury or other damages resulting from these hazardous substances. In addition, our operations produce hazardous waste products. While third parties are responsible for disposal of our hazardous waste, we could be liable under environmental laws for any required cleanup of sites at which our waste is disposed. Federal, state, foreign and local laws and regulations govern the use, manufacture, storage, handling and disposal of these hazardous materials. If we fail to comply with these laws and regulations at any time, or if they change, we may be subject to criminal sanctions and substantial civil liabilities, which may adversely affect our business.

Even if we continue to comply with all applicable laws and regulations regarding hazardous materials, we cannot eliminate the risk of accidental contamination or discharge and our resultant liability for any injuries or other damages caused by these accidents. Although we maintain pollution liability insurance, our coverage limit under this insurance is $2,000,000, and while we believe this amount and type of insurance is sufficient to cover risks typically associated with our handling of materials, the insurance may not cover all environmental liabilities, and these limits may not be high enough to cover potential liabilities for these damages fully. The amount of uninsured liabilities may exceed our financial resources and materially harm our business.

Risks related to our common stock

Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

The stock market has from time to time experienced significant price and volume fluctuations, and the market prices of the securities of life sciences companies without product revenues, such as ours, have been highly volatile.

The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	publicity regarding actual or potential testing or trial results or the outcome of regulatory review relating to products under development by us or our competitors;

•	regulatory developments in the United States and foreign countries;

•	developments concerning any collaboration we may undertake;

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•	actual or anticipated variations in our quarterly operating results;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	additions or departures of key personnel or members of our board of directors; and

•	economic and other external factors beyond our control.

As a result of these factors, holders of our common stock might be unable to sell their shares at or above the price they paid for such shares.

If there are substantial sales of our common stock, our stock price could decline.

If our existing stockholders sell a large number of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering in April 2006 are freely tradable without restriction or further registration under the federal securities laws, unless purchased by an “affiliate” as that term is used in Rule 144 under the Securities Act of 1933, as amended. The holders of substantially all of our outstanding stock prior to our initial public offering entered into lock-up agreements with the underwriters of our initial public offering that, among other things, prohibit the sale of shares of our common stock during the period ending 180 days after April 12, 2006 (which period may be extended for up to a period of 18 days to ensure that the underwriters may publish timely research reports on the company without violating applicable NASDAQ rules). Upon the expiration of the lock-up period, except in each case to the extent held by affiliates, approximately 12,208,983 additional shares of our common stock will be immediately saleable pursuant to Rule 144 under the Securities Act of 1933, as amended, and an additional 3,684,594 shares of common stock will be resaleable on or about December 9, 2006. Also, holders of 15,797,652 shares of our common stock have rights with respect to the registration of the sale of their shares of common stock with the SEC.

We have registered 1,500,000 shares of common stock that are authorized for issuance under our 2006 Equity Incentive Plan. Because they are registered, the shares authorized for issuance under our 2006 Equity Incentive Plan can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144. Additionally, as of March 31, 2006, 1,569,669 shares of common stock are issuable upon the exercise of options granted under the Company’s Second Amended and Restated Management Equity Plan, 206,735 of which were vested, but all of which were subject to the lock-up agreements described in the preceding paragraph. While the shares issuable upon the exercise of options granted under the Second Amended and Restated Management Equity Plan are not registered, these shares may be sold (subject to the expiration of lock-up agreements in the form described above, and except to the extent of shares held by affiliates) beginning 90 days after the date of the closing of the Company’s initial public offering, subject to the manner of sale provisions of Rule 144.

Existing stockholders may significantly influence us, which could delay or prevent an acquisition by a third party or result in the entrenchment of management or the Board of Directors.

As of the closing of the Company’s initial public offering and after giving effect to the exercise of the underwriters’ over-allotment option, executive officers, key employees and directors and their affiliates beneficially owned, in the aggregate, approximately 72% of our outstanding common stock. As a result, these stockholders, if acting together, may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing either a third party from acquiring control over us or any changes to our management or Board of Directors.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers the Company downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our stock could decrease, which could cause our stock price or trading volume to decline.

Anti-takeover provisions in our charter and bylaws, and in Delaware law, could prevent or delay a change in control of our company.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and by laws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	do not provide for cumulative voting in the election of directors, which would allow holders of less than a majority of the stock to elect some directors;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2006, we granted options to purchase an aggregate of 38,016 shares of our common stock to our employees under our Second Amended and Restated Management Equity Plan. During this period, we also issued an aggregate of 887 shares of common stock pursuant to the exercise of stock options for cash consideration with an aggregate exercise price of $294. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act and Section 4(2) of the Securities Act.

Use of Proceeds from Registered Securities

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (Reg. No. 333-130759) in connection with our initial public offering was declared effective by the SEC on April 12, 2006. The offering was consummated on April 18, 2006 with respect to 5,750,000 shares of our common stock, and on April 21, 2006 with respect to 214,188 shares pursuant to the exercise by the underwriters of their over-allotment option. The managing underwriters of the offering were J.P. Morgan Securities Inc. and Banc of America Securities LLC, and Thomas Weisel Partners LLC.

All 5,964,188 shares of our common stock sold in the offering were sold to the public at the initial public offering price per share of $10.00. The aggregate price of the offering was $59,641,880. The net offering proceeds to us after deducting underwriting discounts and commissions, as well as estimated offering expenses, were approximately $53,102,000. We incurred total expenses in connection with the offering of approximately $6,540,000, which consisted of approximate direct payments of:

(i) $2,000,000 in legal, accounting and printing fees;

(ii) $4,175,000 in underwriters’ discounts, fees and commissions; and

(iii) $365,000 in miscellaneous expenses.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We completed our initial public offering on April 18, 2006. The net offering proceeds have been invested into short-term investment-grade securities and money market accounts pending their use.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 4.	Submission of Maters to a Vote of Security Holders

On March 22, 2006, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our initial public offering (1) an amendment to the Company’s then-current Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock and the automatic conversion of our then-outstanding Series A Preferred Stock and Series B Preferred Stock effective prior to our initial public offering, (3) the amendment and restatement of our certificate of incorporation to implement certain corporate governance requirements and increases to our authorized capital stock effective as of the closing of our initial public offering, (3) the amendment and restatement of our Bylaws to provide for certain changes consistent with our becoming a public company and implementing certain governance requirements effective as of the closing of our initial public offering and (4) the adoption of our 2006 Equity Incentive Plan All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. Written consents from stockholders holding an aggregate of 15,820,312 shares or 99.53% of our capital stock voting in favor of all of these matters were received by us, and written consents were not received by us from stockholders holding an aggregate of 74,152 shares or 0.47% of our then issued and outstanding capital stock entitled to vote on these matters.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Vanda Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

/s/  Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal executive officer)

May 22, 2006

/s/  Steven A. Shallcross
Steven A. Shallcross
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

May 22, 2006

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Vanda Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.