Form 10-Q
period 2006-06-30
Vanda Pharmaceuticals Inc.
filed 2006-08-08
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-51863

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9605 Medical Center Drive, Suite 300 Rockville, Maryland	20850 (Zip Code)
(Address of Principal Executive Offices)

(240) 599-4500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Please see definition of “accelerated and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 8, 2006, there were 21,907,188 shares of the Registrant’s Common Stock issued and outstanding.

Vanda Pharmaceuticals Inc.
(A Development Stage Company)

Form 10-Q Index

For the Three and Six Months Ended June 30, 2006

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 and for the period from March 13, 2003 (inception) to June 30, 2006	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2006	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period from March 13, 2003 (inception) to June 30, 2006	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	34
ITEM 4.	Controls and Procedures	34

PART II — OTHER INFORMATION
ITEM 1A.	Risk Factors	35
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
ITEM 6.	Exhibits	49
Signatures		50
Exhibit Index		51

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$46,439,621	$21,012,815
Marketable securities	13,731,498	10,141,189
Prepaid expenses and other current assets	2,086,608	2,217,960

Total current assets	62,257,727	33,371,964
Property and equipment, net	1,900,330	1,110,576
Deposits	180,000	840,000
Restricted cash	430,230	430,230

Total assets	$64,768,287	$35,752,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,062,970	$2,254,897
Accrued expenses	11,777,020	2,528,091
Current portion of long-term debt	48,928	142,461
Deferred grant revenue	136,501	129,950
Deferred rent	—	8,131

Total current liabilities	17,025,419	5,063,530
Deferred rent and other long-term liabilities	175,274	24,433

Total liabilities	17,200,693	5,087,963

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value, 150,000,000 and 70,000,000 shares authorized as of June 30, 2006 and December 31, 2005, respectively; and 21,907,188 and 98,945 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	21,907	99
Series A and Series B convertible preferred stock	—	61,795,187
Additional paid-in capital	123,386,631	23,982,981
Deferred stock-based compensation	—	(18,766,443)
Accumulated other comprehensive loss	(16,002)	(17,609)
Deficit accumulated during the development stage	(75,824,942)	(36,329,408)

Total stockholders’ equity	47,567,594	30,664,807

Total liabilities and stockholders’ equity	$64,768,287	$35,752,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from
					March 13, 2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006

Revenues from services	$—	$—	$—	$—	$81,545

Operating expenses:
Research and development	19,099,850	3,671,523	34,588,404	7,549,324	60,932,534
General and administrative	2,980,642	1,862,407	5,905,590	3,922,245	16,473,681

Total operating expenses	22,080,492	5,533,930	40,493,994	11,471,569	77,406,215

Loss from operations	(22,080,492)	(5,533,930)	(40,493,994)	(11,471,569)	(77,324,670)
Other income (expense):
Interest income	709,033	71,548	1,002,893	151,504	1,591,811
Interest expense	(1,625)	(5,768)	(4,433)	(15,563)	(80,087)
Other income	—	—	—	93	602

Total other income	707,408	65,780	998,460	136,034	1,512,326

Loss before tax expense	(21,373,084)	(5,468,150)	(39,495,534)	(11,335,535)	(75,812,344)

Tax expense	—	—	—	—	12,598

Net loss	(21,373,084)	(5,468,150)	(39,495,534)	(11,335,535)	(75,824,942)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	—	—	(33,486,623)

Net loss attributable to common stockholders	$(21,373,084)	$(5,468,150)	$(39,495,534)	$(11,335,535)	$(109,311,565)

Basic and diluted net loss per share applicable to common stockholders (Note 5)	$(1.11)	$(667.66)	$(4.11)	$(2,022.40)

Shares used in calculation of basic and diluted net loss per share applicable to common stockholders (Note 5)	19,183,660	8,190	9,616,347	5,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

								Deficit
							Accumulated	Accumulated
	Series A and B				Additional	Deferred	Other	During the
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Comprehensive	Development	Comprehensive
	Shares	Par value	Shares	Par value	Capital	Compensation	Loss	Stage	Loss	Total

Balances at December 31, 2005	52,276,437	$61,795,187	98,945	$99	$23,982,981	$(18,766,443)	$(17,609)	$(36,329,408)		$30,664,807
Elimination of deferred stock-based compensation due to adoption of SFAS 123(R)	—	—	—	—	(18,766,443)	18,766,443	—	—		—
Exercise of stock options	—	—	887	1	293	—	—	—		294
Initial public offering of common stock, net of issuance costs	—	—	5,964,188	5,964	53,323,987	—	—	—		53,329,951
Conversion of preferred stock upon initial public offering	(52,276,437)	(61,795,187)	15,794,632	15,795	61,779,392	—	—	—		—
Exercise of warrants	—	—	48,536	48	48,543	—	—	—		48,591
Employee stock-based compensation	—	—	—	—	2,983,113	—	—	—		2,983,113
Non-employee stock-based compensation	—	—	—	—	34,765	—	—	—		34,765
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(39,495,534)	$(39,495,534)
Cumulative translation adjustment	—	—	—	—	—	—	5,650	—	5,650
Unrealized gains (losses) on marketable securities	—	—	—	—	—	—	(4,043)	—	(4,043)

Comprehensive loss									$(39,493,927)	(39,493,927)

Balances at June 30, 2006	—	—	21,907,188	$21,907	$123,386,631	—	$(16,002)	$(75,824,942)		$47,567,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			March 13, 2003
	Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2006	2005	2006

Cash flows from operating activities
Net loss	$(39,495,534)	$(11,335,535)	$(75,824,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264,017	210,228	1,144,627
Employee and non-employee stock-based compensation	3,017,878	3,307,284	8,198,761
Loss on disposal of assets	29,528	—	29,528
Accretion of discount on investments	(188,447)	(15,362)	(230,782)
Changes in assets and liabilities:
Prepaid expenses and other current assets	132,458	(96,482)	(2,085,886)
Deposits	660,000	—	(180,000)
Accounts payable	2,723,025	107,048	4,978,156
Accrued expenses	9,135,082	405,878	11,663,586
Deferred grant revenue	—	130,924	130,078
Other liabilities	142,711	804	175,275

Net cash used in operating activities	(23,579,282)	(7,285,213)	(52,001,599)

Cash flows from investing activities
Purchases of property and equipment	(871,225)	(57,930)	(2,770,488)
Purchases of marketable securities	(14,075,908)	(1,734,200)	(25,922,084)
Maturities of marketable securities	10,670,000	1,400,000	12,420,000
Investment in restricted cash	—	—	(430,230)

Net cash used in investing activities	(4,277,133)	(392,130)	(16,702,802)

Cash flows from financing activities
Proceeds from borrowings on credit facility	—	—	515,147
Principal payments on obligations under capital lease	(704)	(50,921)	(94,456)
Principal payments on credit facility	(92,888)	(84,187)	(466,254)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	61,795,187
Proceeds from exercise of stock options and warrants	48,885	6,355	80,640
Proceeds from issuance of common stock, net of issuance costs	53,329,951	—	53,333,951

Net cash provided by (used in) financing activities	53,285,244	(128,753)	115,164,215

Effect of foreign currency translation	(2,023)	(6,614)	(20,193)

Net increase (decrease) in cash and cash equivalents	$25,426,806	$(7,812,710)	$46,439,621

Cash and cash equivalents
Beginning of period	$21,012,815	$16,259,770	$—

End of period	$46,439,621	$8,447,060	$46,439,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vanda Pharmaceuticals Inc. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-130759), which was declared effective by the SEC on April 12, 2006. The financial information as of June 30, 2006 and for the periods of the three and six months ended June 30, 2006 and June 30, 2005 and for the period from March 13, 2003 (inception) to June 30, 2006, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned Singaporean subsidiary. All inter-company balances and transactions have been eliminated.

2.	Initial Public Offering and Reverse Stock Split

On April 18, 2006, the Company consummated its initial public offering, consisting of 5,750,000 shares of common stock. On April 21, 2006 the underwriters exercised an over-allotment option to purchase additional 214,188 shares of the Company’s common stock. Including the over-allotment shares, the offering totaled 5,964,188 shares at a public offering price of $10.00, resulting in net proceeds to the Company of approximately $53.3 million (after deducting payment of underwriters discounts and commissions and offering expenses).

In connection with the initial public offering, the Company effected a 1-for-3.309755 reverse stock split of the issued and outstanding common stock. Information relating to common stock and common stock-equivalents set forth in this report (including the share numbers in the preceding paragraph) has been restated to reflect this split for all periods presented (see Note 5). Upon consummation of the initial public offering, all shares of the Company’s Series A Preferred Stock and Series B Preferred Stock were converted into an aggregate of 15,794,632 shares of common stock.

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

The Company’s activities will necessitate significant uses of working capital throughout 2006 and beyond. The Company plans to continue financing its operations with the cash received from financing activities, including its initial public offering. The Company believes that its current capital resources will be sufficient to meet the Company’s operating needs through the second quarter of 2007, and after that time the Company will require additional capital.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In budgeting for its activities, the Company has relied on a number of assumptions, including assumptions that:

•	the Company will enroll approximately 600 patients in its current Phase III iloperidone trial for the treatment of schizophrenia,

•	the Company will enroll approximately 400 patients in its current Phase III VEC-162 transient insomnia trial,

•	the Company will initiate a Phase II VSF-173 trial for excessive sleepiness,

•	the trials will be conducted in accordance with the Company’s expectations,

•	the Company will not expend significant funds on the four week injectable formulation of, or bipolar indication for, iloperidone or on a Phase II or Phase III trial of VEC-162 for depression,

•	the Company will be able to continue the manufacturing of its product candidates at commercially reasonable prices,

•	the Company will be able to retain its key personnel, and

•	the Company will not incur any significant contingent liabilities.

The Company may need to raise additional funds more quickly if one or more of its assumptions proves to be incorrect, if the Company chooses to expand its product development efforts more rapidly than presently anticipated or if it seeks to acquire additional product candidates. The Company may also delay until 2007 the initiation of a Phase II VSF-173 trial for excessive sleepiness and other non-priority manufacturing activities as a result of its iloperidone and VEC-162 Phase III trials enrolling ahead of schedule. These actions would focus the Company’s currently available resources on the Company’s two lead product candidates, but would not currently be expected to result in any significant delays in the Company’s overall clinical development results, including with respect to VSF-173.

The Company may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. However, the Company may not be able to raise additional funds on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its research and development activities, it may not be able to continue operations, or it may have to enter into strategic collaborations that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair the Company’s ability to realize value from that product candidate. In the absence of the ability to raise additional equity capital, the Company is also prepared and has the ability to curtail its existing clinical trial commitments and extend them in such a manner so that the Company has operating funds through the third quarter of 2007.

4.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates based upon current assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual conditions may differ materially from management’s current assumptions. This may result in the estimates being incorrect and may require the Company to record additional charges or benefits from operations.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

For purposes of the condensed consolidated balance sheet and condensed consolidated statement of cash flows, cash equivalents represent all highly-liquid investments with an original maturity date of three months or less. At June 30, 2006, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment. On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS 123(R).

Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes the previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the additional paid-in capital pool and condensed consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. The Company is in the process of determining whether to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).

In accordance with the new rule, the Company adopted the provisions of SFAS 123(R) on January 1, 2006. Accordingly, compensation costs for all stock-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The Company has not granted any awards with market or performance conditions.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted SFAS 123(R) using the modified prospective transition method. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense, which is a non-cash charge, results from estimating the fair value of employee stock options granted. On April 12, 2006, the Company completed its initial public offering and began trading on the NASDAQ National Market. Prior to April 12, 2006, given the absence of an active market for our common stock, the exercise price of the stock options on the date of grant was determined by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings, the perspectives provided by the underwriters regarding estimates of a potential price per share in an initial public offering of the Company’s common stock and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issues as Compensation and made retrospective determination of fair value. The exercise price for employee option grants issued subsequent to April 12, 2006 is based on the market value of the Company’s common stock.

Stock-based compensation expense recognized during the three and six months ended June 30, 2006 is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the first three and six months of 2006 include:

•	compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and

•	compensation expense for stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R).

For stock awards granted in 2006, expenses are amortized under the accelerated attribution method. For stock awards granted prior to fiscal 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight line attribution method for all other options. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first three and six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted during the first three and six months of 2006 were estimated to be approximately 2% based on the Company’s historical experience. In the pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect adjustment of adopting the change in estimating forfeitures was not considered material to the financial statements upon implementation as of January 1, 2006.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense, related to all of the Company’s stock-based awards to employees, recognized during the first three and six months of 2006 and 2005 under SFAS 123(R) and APB 25, respectively, was comprised of the following:

					Period from
					March 13, 2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006

Research and development	$148,071	$235,417	$290,774	$641,829	$1,083,737
General and administrative	1,347,755	1,194,594	2,692,337	2,665,455	7,075,685

Stock-based compensation expense	$1,495,826	$1,430,011	$2,983,111	$3,307,284	$8,159,422

Stock-based compensation expense per basic and diluted share of common stock	$0.08	$174.60	$0.31	$590.06

For the three months ended June 30, 2006, the adoption of SFAS 123R had the following effect on reported amounts that would have been reported using the intrinsic value method under APB No. 25:

	Three Months Ended June 30, 2006
	Using
	APB No. 25	SFAS 123R
	Accounting	Adjustments	As Reported

Net loss	$(21,233,515)	$(139,569)	$(21,373,084)

Basic and diluted earnings per share	$(1.10)	$(0.01)	$(1.11)

For the six months ended June 30, 2006, the adoption of SFAS 123R had the following effect on reported amounts that would have been reported using the intrinsic value method under APB No. 25:

	Six Months Ended June 30, 2006
	Using
	APB No. 25	SFAS 123R
	Accounting	Adjustments	As Reported

Net loss	$(39,190,376)	$(305,158)	$(39,495,534)

Basic and diluted earnings per share	$(4.08)	$(0.03)	$(4.11)

Since the Company had a net operating loss carryforward as of June 30, 2006, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the condensed consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six months ended June 30, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of June 30, 2006, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the “2004 Plan”) and 2006 Stock Plan (the “2006 Plan”) that were adopted in December 2004 and April 2006, respectively. Under the 2004 Plan an aggregate of 1,572,385 shares were subject to outstanding options and other awards and 112,312 shares were available for future grants of stock-based awards as of June 30, 2006. Reserved under the 2006 Plan are 1,500,000 shares of the Company’s common stock. On January 1 of each year starting with the year 2007, the number of shares reserved under such plan will automatically increase by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such less number as may be approved by the

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s board of directors). As of June 30, 2006, no stock option awards were granted under the 2006 Plan, however all options granted by the Company after June 30, 2006 will be granted under the 2006 Plan.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of June 30, 2006. Option awards have 10-year contractual terms and 25% of the option shares typically vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares typically vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as described in these plans).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the six months ended June 30, 2006 were as follows:

Six Months Ended
June 30, 2006

Expected dividend yield	0%
Expected volatility	70%
Expected term (years)	5
Weighted average risk-free interest rate	4.5%

A summary of option activity under the 2004 Plan as of June 30, 2006 and changes during the six months then ended is presented below.

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
	Shares	Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2005	1,532,540	$1.39
Granted	40,732	6.17
Exercised	(887)	0.33

Outstanding at June 30, 2006	1,572,385	$1.51	8.95	$10,718,930

Exercisable at June 30, 2006	231,439	$0.38	7.65	$1,839,990

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was $11.63 per share. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $14,955. The Company received a total of $294 in cash from the exercises of options during the six months ended June 30, 2006. As of June 30, 2006, $17.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years.

In conjunction with the 1-for-3.309755 reverse stock split of its common stock the Company also effected the reverse stock split of outstanding option grants using the same ratio. This modification has not resulted in any additional compensation costs.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

Through fiscal year 2005, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Under APB 25 the compensation expense is calculated as the difference between the fair value of the common stock on the date such options were granted and their exercise price.

The following table summarizes the pro forma effect on the net loss and per share data if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the six-month period ended June 30, 2005.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net loss attributable to common stockholders	$(5,468,150)	$(11,335,535)
Add: Stock-based employee compensation expense included in net loss	1,430,012	3,307,285
Less: Stock-based employee compensation expense determined under SFAS 123	(1,534,032)	(3,351,060)

Pro forma net loss applicable to common stockholders	$(5,572,170)	$(11,379,310)

Net loss per share:
Basic and diluted, net loss attributed to common stockholders as reported	$(667.66)	$(2,022.40)

Pro forma basic and diluted, net loss attributed to common stockholders	$(680.36)	$(2,030.21)

For employee stock options granted during the six months ended June 30, 2005, the Company determined pro forma compensation expense under the provisions of SFAS 123 using the Black-Scholes model and the following assumptions:

Six Months
Ended
June 30, 2005

Expected dividend yield	0%
Expected volatility	67%
Expected term (years)	5
Weighted average risk-free interest rate	3.66%

The weighted average fair value of options granted during the six months ended June 30, 2005 was $10.89 per share.

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

New Accounting Standards

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — and interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and measurement of these tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. While the Company is currently evaluating FIN 48, this pronouncement is not currently expected to have significant impact on the Company’s results of operations and financial condition.

5.	Earnings per Share

Net loss attributable to common stockholders per share is calculated in accordance with SFAS No. 128, Earnings per Share and Staff Accounting Bulletin (“SAB”) No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, reduced by the weighted average unvested shares of common stock subject to repurchase.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Numerator:
Net loss	$(21,373,084)	$(5,468,150)	$(39,495,534)	$(11,335,535)

Denominator:
Weighted average shares of common stock outstanding	19,222,805	8,190	9,661,170	5,605
Weighted average unvested shares of common stock subject to repurchase	(39,145)	—	(44,823)	—

Denominator for basic and diluted net loss per share	19,183,660	8,190	9,616,347	5,605

Basic and diluted net loss per share applicable to common stockholders	$(1.11)	$(667.66)	$(4.11)	$(2,022.40)

Anti-dilutive securities not included in diluted net loss per share calculation:
Series A and B Preferred Stock	—	7,565,703	—	7,565,703
Options to purchase common stock	1,572,385	534,218	1,572,385	534,218
Warrants to purchase common stock	—	50,335	—	50,335

	1,572,385	8,150,256	1,572,385	8,150,256

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2006:

		Net	Net
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. government agencies	$5,770,477	$5	$(56)	$5,770,426
U.S. corporate debt	7,962,387	92	(1,407)	7,961,072

	$13,732,864	$97	$(1,463)	$13,731,498

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2005:

		Net	Net
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. government agencies	$6,054,023	$847	$—	$6,054,870
U.S. corporate debt	4,084,488	1,831	—	4,086,319

	$10,138,511	$2,678	$—	$10,141,189

7.	Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30,	December 31,
	2006	2005

Current deposits with vendors	$790,000	$220,000
Prepaid insurance	705,612	194,418
Accrued interest income	150,919	81,557
Other prepaid expenses	422,533	911,943
Prepaid initial public offering costs	—	794,099
Other receivables	17,544	15,943

	2,086,608	2,217,960

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment

Property and equipment — at cost:

	Estimated Useful Life	June 30,	December 31,
	(Years)	2006	2005

Laboratory equipment	5	$1,545,756	$1,102,270
Computer equipment	3	608,550	366,963
Furniture and fixtures	7	153,247	101,556
Leasehold improvements	10	728,201	302,228
Construction in progress		—	120,851

		3,035,754	1,993,868
Less — accumulated depreciation and amortization		(1,135,424)	(883,292)

		$1,900,330	$1,110,576

Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 was $264,017 and $210,228, respectively, and $1,144,627 for the period from March 13, 2003 (inception) to June 30, 2006.

9.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2006	2005

Accrued research and development expenses	$10,688,533	$1,862,288
Bonus accrual	336,457	530,311
Accrued professional fees	143,405	71,000
Employee benefits	141,299	46,063
Other accrued expenses	467,326	18,429

Total accrued expenses	$11,777,020	$2,528,091

10.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $5.0 million under operating real estate leases for its current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively, and for its research facility in Singapore expiring in 2006.

Guarantees and Indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2006, as the Company believes the fair value of these indemnification agreements is minimal.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of these indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of June 30, 2006.

11.	Licensing Agreements

The Company’s rights to develop and commercialize the clinical-stage product candidates are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

iloperidone

The Company acquired exclusive worldwide rights to patents for iloperidone through a sublicense agreement with Novartis. A predecessor company of Sanofi-Aventis, Hoechst Marion Roussel, Inc. (“HMRI”), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $500,000 and is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. The rights with respect to the patents to develop and commercialize iloperidone may terminate, in whole or in part, if the Company fails to meet certain development or commercialization milestones relating to the time it takes for the Company to launch iloperidone commercially following regulatory approval, and the time it takes for the Company to receive regulatory approval following the submission of a new drug application (“NDA”) or equivalent foreign filing. Additionally, the Company’s rights may terminate in whole or in part if the Company does not meet certain other obligations under the sublicense agreement to make royalty and milestone payments, if the Company fails to comply with requirements in the sublicense agreement regarding its financial condition, or if the Company does not abide by certain restrictions in the sublicense agreement regarding other development activities. If the Company does not cure any breaches by Novartis or Titan of their respective obligations under their agreements with Titan and Sanofi-Aventis, respectively, the Company’s rights to develop and commercialize iloperidone may revert back to Novartis, although the Company is not aware of any such breaches by Titan or Novartis.

VEC-162

In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (“BMS”) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VEC-162. In partial consideration for the license, the Company paid BMS an initial license fee of $500,000 and is obligated to make future milestone payments to BMS of less than $40 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of VEC-162 at a rate which, as a percentage of net sales, is in the low teens. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is in the mid-twenties. The Company has agreed with BMS in the license agreement for VEC-162 to use commercially reasonable efforts to develop and commercialize VEC-162 and to meet certain milestones in initiating and completing certain clinical work. During March 2006, the Company recorded an expense of $1,000,000 as it met its first milestone relating to the initiation of the Phase III clinical trial for VEC-162.

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

VSF-173

In June 2004, the Company entered into a license agreement with Novartis under which the Company received an exclusive worldwide license to develop and commercialize VSF-173. In consideration for the license, the Company paid Novartis an initial license fee of $500,000. The Company is also obligated to make future milestone payments to Novartis of less than $50 million in the aggregate (the majority of which are tied to sales milestones) and royalty payments at rates which, as a percentage of net sales, range from the low-to-mid teens. Novartis has the right to co-develop and exclusively commercialize VSF-173 on its own after Phase II and Phase III in exchange for certain milestones and royalty payments. In the event that Novartis chooses not to exercise either of these options and the Company decides to enter into a partnering arrangement to commercialize VSF-173, Novartis has a right of first refusal to negotiate such an agreement with the Company, as well as a right to submit a last matching counteroffer regarding such an agreement. In addition, the rights with respect to VSF-173 may terminate, in whole or in part, if the Company fails to meet certain development and commercialization milestones described in the license agreement relating to the time it takes the Company to complete the development work on VSF-173. These rights may also terminate in whole or in part if the Company fails to make royalty or milestone payments or if the Company does not comply with requirements in the license agreement regarding its financial condition. In the event of an early termination of the license agreement, all rights licensed and developed by the Company under this agreement may revert back to Novartis.

12.	Income Taxes

The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2006 or June 30, 2005. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at June 30, 2006 and December 31, 2005.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Warrants

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

Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this report, including the “Risk Factors” section set forth as Item 1A of Part II of this report. You should also read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

We expect to complete our Phase III trial for iloperidone early in the first quarter of 2007. If this trial is successful, we will file a New Drug Application for iloperidone with the FDA by the end of 2007. We recently generated positive efficacy and safety data in a Phase II trial of VEC-162 for insomnia and commenced our Phase III trial for VEC-162 in insomnia in February 2006. We also expect to begin a Phase II trial of VSF-173 for excessive sleepiness in 2007. Assuming successful outcomes of our clinical trials and approval by the FDA, we expect to commercialize iloperidone and VSF-173 with our own sales force in the U.S. and expect to commercialize VEC-162 through a strategic partnership with a global pharmaceutical company, although we have not yet identified such a global partner.

We are a development-stage company and have accumulated an aggregate deficit of $75.8 million since the inception of our operations. We have no product revenues to date and have no approved products for sale. Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our product candidates. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product candidate, iloperidone and on the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in the section “Risk Factors” set forth as Item 1A of Part II of this report.

On April 18, 2006, Vanda consummated its initial public offering, consisting of 5,750,000 shares of common stock. On April 21, 2006 the underwriters exercised an over-allotment option to purchase an additional 214,188 shares of our common stock. Including the over-allotment shares, the offering totaled 5,964,188 shares of common stock at a public offering price of $10.00, resulting in net proceeds to the Company of approximately $53.3 million (after deducting underwriting discounts and commissions as well as offering expenses).

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

Phase III trial for iloperidone

In November 2005, we initiated our Phase III trial to evaluate iloperidone for the treatment of patients with schizophrenia. The trial is a randomized, double-blind, placebo- and active-controlled Phase III trial of approximately 600 patients with schizophrenia. The trial is being conducted at investigator sites in the U.S. and in India. To have a successful clinical trial, we need to demonstrate that iloperidone has statistically significant efficacy better than placebo. The active control is present to validate the design of the trial and to increase the chances that trial participant will receive some form of treatment while participating in the trial. Patients are receiving four weeks of inpatient treatment in the trial.

The study is ahead of its enrollment target as it reached an enrollment of 567 patients as of July 31, 2006. We expect to complete the study and to report top-line results early in the first quarter of 2007.

Prior to June 30, 2006, we incurred approximately $26.9 million in clinical costs related to this trial. We currently expect that between July 1, 2006 and December 31, 2006, we will incur approximately $6.0 million to $7.5 million in additional clinical costs related to the trial. In 2007, we expect that we will incur approximately $0.5 million to $2.0 million in costs related to the trial and for services rendered to us in connection with the analysis of trial data and the preparation of regulatory filings. Assuming that our trial is completed early in the first quarter of 2007 and that the outcome of this trial is sufficient to support the filing of an NDA, we expect to make such a filing by the end of 2007. We would then expect to launch iloperidone commercially in early 2009. However, the timing and costs of our iloperidone trial, and the time it takes to receive cash inflows from the sale of iloperidone, are highly dependent on facts and circumstances that we may not be able to control and are subject to a number of risks. For example, our trial may be delayed due to a failure of our clinical services provider to perform services in a timely or proper manner or by patients dropping out of the trial. Additionally, the trial may be unsuccessful in proving iloperidone’s efficacy and safety, which would cause the filing of an NDA to be delayed indefinitely. Additionally, even if our trial is successful, delays in the approval process and subsequent commercial launch of iloperidone following our filing may occur if the FDA fails to attend to our filing in a timely manner or requires further data to approve iloperidone. Please see the “Risk Factors” section set forth as Item 1A of Part II of this report for a more detailed discussion of these and other risks.

Phase III trial for VEC-162 in insomnia

In February 2006, we commenced our Phase III trial to evaluate the safety and efficacy of VEC-162 for the treatment of insomnia. The trial is a randomized, double-blind, placebo-controlled transient insomnia trial in which we expect to enroll approximately 400 healthy volunteers at up to 20 investigator sites in the U.S. The trial measures sleep efficiency and time to fall asleep, as well as next-day performance and mood. Participants receive one to two days of inpatient treatment. The study is ahead of its enrollment target as it reached an enrollment of 308 patients as of July 31, 2006. We expect to complete the study and to report top-line results early in the first quarter of 2007.

Prior to June 30, 2006, we incurred approximately $3.7 million in clinical costs related to this trial. We expect that between July 1, 2006 and December 31, 2006, we will incur approximately $3.5 million to $4.5 million in clinical costs related to the trial, for clinical services rendered to us in connection with the continued screening of trial patients, the dosing of VEC-162 to these patients, the assessment of efficacy and adverse events, if any, which are observed in these patients, related administrative services and for services rendered to us in connection with the analysis of trial data. In 2007, we expect that we will incur approximately $0.5 million to $1.0 million in costs related to the trial. We believe that we will need to conduct additional trials beyond this Phase III trial to receive approval for the treatment of primary insomnia.

Research and development expenses

The Company’s research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, and all related facilities costs. We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and pharmacogenetics and pharmacogenomics expertise. From inception through June 30, 2006, we incurred research and development expenses in the aggregate of approximately $60.9 million, including stock-based compensation expenses of approximately $1.1 million. We expect our research and development expenses to increase as we continue to develop our product candidates and we also expect to incur licensing costs in the future that could be substantial, as we continue our efforts to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the three months ended June 30, 2006 and June 30, 2005, and six months ended June 30, 2006 and June 30, 2005, and the period from March 13, 2003 (inception) to June 30, 2006. Included in this table are the research and development expenses recognized in connection with our product candidates in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

					Period from
					March 13, 2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006

Direct Project Costs(1)
Iloperidone	$14,611,000	$881,000	$26,283,000	$1,887,000	$35,203,000
VEC-162	3,293,000	1,961,000	6,046,000	3,924,000	15,400,000
VSF-173	336,000	219,000	635,000	670,000	2,146,000
Other Product Candidates	355,000	256,000	646,000	491,000	2,582,000

Total Direct Product Costs	18,595,000	3,317,000	33,610,000	6,972,000	55,331,000
Indirect Project Costs(1)
Facility	144,000	63,000	317,000	126,000	823,000
Depreciation	122,000	85,000	224,000	187,000	1,014,000
Other Indirect Overhead	239,000	207,000	437,000	264,000	3,765,000

Total Indirect Expenses	505,000	355,000	978,000	577,000	5,602,000

Total Research & Development Expenses	$19,100,000	$3,672,000	$34,588,000	$7,549,000	$60,933,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add personnel and fulfill our reporting obligations applicable to public companies, including the compliance with Section 404 of Sarbanes-Oxley Act. From inception through June 30, 2006, we incurred general and administrative expenses in the aggregate of approximately $16.5 million, including stock-based compensation expenses of approximately $7.0 million.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-based compensation

We adopted SFAS 123(R) — Share Based Payment, on January 1, 2006 using the modified prospective method of implementation and adopted the accelerated vesting method. Prior to January 1, 2006 we followed APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements.

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

On April 12, 2006, our common stock began trading on the NASDAQ National Market. Prior to April 12, 2006, given the absence of an active market for our common stock, the exercise price of our stock options on the date of grant was determined by our board of directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible preferred stock offerings, the perspectives provided by our underwriters regarding estimates of a potential price per share in an initial public offering of our common stock and general industry and economic trends. In establishing our estimated of fair value, we considered the guidance set forth in the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and made a retrospective determination of fair value. The exercise price for employee options granted after April 12, 2006 is based on the market price of our common stock.

Stock-based compensation expense recognized during the three months ended June 30, 2006 is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the first three months of 2006 include:

•	compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and

•	compensation expense for stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R).

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized during the three months ended June 30, 2006 and June 30, 2005, and also during the six months ended June 30, 2006 and June 30, 2005, under SFAS 123(R) and APB 25, respectively, was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Research and development	$148,000	$235,000	$291,000	$642,000
General and administrative	1,348,000	1,195,000	2,692,000	2,665,000

Stock-based compensation expense	$1,496,000	$1,430,000	$2,983,000	$3,307,000

Equity instruments issued to non-employees

We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. On January 19, 2006, the Company issued one of our consultants a grant to purchase 3,625 shares of our common stock with the exercise price of $4.73, of which 2,190 were fully vested as of January 19, 2006 and the balance will vest ratably in 19 monthly installments. The option expires on January 19, 2016 and for the six months ended June 30, 2006 we recorded a consulting expense of approximately $13,000 relating to the vested part of the grant.

Income taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some of all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three and six-month periods ended June 30, 2006. We have provided a valuation allowance for the full amount of our net deferred tax assets since the likelihood of realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be determined at June 30, 2006 and December 31, 2005.

New Accounting Standards

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — and interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of these tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. While the Company is currently evaluating FIN 48, this pronouncement is not currently expected to have significant impact on the Company’s results of operations and financial condition.

Results of Operations

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of June 30, 2006, we had a deficit accumulated during the development stage of approximately $75.8 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Research and development expenses.  Research and development expenses increased by approximately $15.4 million, or 420%, to approximately $19.1 million for the three months ended June 30, 2006 compared to approximately $3.7 million for the three months ended June 30, 2005. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, stock-based compensation, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical activities. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting all of our project expenses:

	Three Months Ended
	June 30,	June 30,
	2006	2005

Direct project costs:
Clinical trials	$15,715,000	$1,560,000
Contract research and development, consultants, materials and other costs	2,020,000	1,030,000
Personnel, benefits and related costs	712,000	492,000
Stock-based compensation	148,000	235,000

Total direct costs	18,595,000	3,317,000
Indirect project costs	505,000	355,000

Total	$19,100,000	$3,672,000

Direct costs increased approximately $15.3 million primarily as a result of clinical development activities for iloperidone and VEC-162. Clinical trials expense increased approximately $14.2 million for the three months ended June 30, 2006 primarily due to the cost incurred in our Phase III iloperidone and VEC-162 clinical trials that began in the fourth quarter of 2005 and in the first quarter of 2006, respectively. Contract research and development, consulting, materials and other direct costs increased approximately $1.0 million for the three months ended June 30, 2006, primarily as a result of increased regulatory and manufacturing-related development costs incurred in connection with the manufacturing of clinical supply materials for the iloperidone and the VEC-162 clinical trial programs. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expense. Personnel, benefits and related costs increased approximately $220,000 for the three months ended June 30, 2006 due to an increase in personnel to support the development and clinical trial activities for iloperidone and VEC-162. Indirect project costs also increased by approximately $150,000 for the three months ended June 30, 2006 due primarily to the increase in facility rent expense.

We expect to continue to incur substantial research and development expenses due to our ongoing research and development efforts as our existing and future product candidates proceed through clinical trials.

General and administrative expenses.  General and administrative expenses increased approximately $1.1 million, or 60%, to approximately $3.0 million for the three months ended June 30, 2006 from approximately $1.9 million for the three months ended June 30, 2005.

The following table discloses the components of our general and administrative expenses:

	Three Months Ended
	June 30,	June 30,
	2006	2005

Salaries, benefits and related costs	$547,000	$305,000
Stock-based compensation	1,348,000	1,195,000
Legal, consulting and other professional expenses	465,000	180,000
Other expenses	621,000	182,000

Total	$2,981,000	$1,862,000

General and administrative expenses consist of professional fees, salaries and related costs for executive and other administrative personnel and facility costs. Salaries, benefits and related costs increased approximately $242,000 for the three months ended June 30, 2006 due to an increase in personnel as we continued to develop the administrative structure to support the development and clinical trial activities for iloperidone, VEC-162 and our other product candidates.

Legal, consulting and other professional costs increased approximately $285,000 for the three months ended June 30, 2006 due primarily to a higher level of consulting activity in 2006 in support of business development and market research activities related to our lead product candidates and also the increased expenses associated with being a public company. Other expenses increased approximately $439,000 for the three months ended June 30, 2006, primarily due to expenses relating to our new office facilities and directors’ and officers’ insurance costs.

In 2006 and thereafter we expect our general and administrative expenses to increase substantially. These increased expenses are expected to be necessary to support our discovery and development efforts and our commercial development activities and to fulfill our reporting and other regulatory obligations applicable to public companies, including the compliance with Section 404 of Sarbanes-Oxley Act.

Interest income, net.  Net interest income in the three months ended June 30, 2006 was approximately $707,000 compared to net interest income of approximately $66,000 in the three months ended June 30, 2005. Interest income was higher in 2006 due to higher average cash balances for the quarter, primarily resulting from the proceeds from our initial public offering in April 2006, and higher short-term interest rates which generated substantially higher interest income than in 2005.

Our interest income and expense for the three months ended June 30, 2006 and the three months ended June 30, 2005 are disclosed on the following table:

	Three Months Ended
	June 30,	June 30,
	2006	2005

Interest income	$709,000	$72,000
Interest expense	(2,000)	(6,000)

Total, net	$707,000	$66,000

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Research and development expenses.  Research and development expenses increased by approximately $27.0 million, or 358%, to approximately $34.6 million for the six months ended June 30, 2006 compared to approximately $7.6 million for the six months ended June 30, 2005. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, stock-based compensation, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical activities. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting all of our project expenses:

	Six Months Ended
	June 30,	June 30,
	2006	2005

Direct project costs:
Clinical trials	$27,279,000	$3,047,000
Contract research and development, consultants, materials and other costs	4,590,000	2,452,000
Personnel, benefits and related costs	1,450,000	831,000
Stock-based compensation	291,000	642,000

Total direct costs	33,610,000	6,972,000
Indirect project costs	978,000	577,000

Total	$34,588,000	$7,549,000

Direct costs increased approximately $26.6 million primarily as a result of clinical development activities for iloperidone and VEC-162. Clinical trials expense increased approximately $24.2 million for the six months ended June 30, 2006 primarily due to the cost incurred in our Phase III iloperidone and VEC-162 clinical trials that began in the fourth quarter of 2005 and in the first quarter of 2006, respectively. Contract research and development, consulting, materials and other direct costs increased approximately $2.1 million for the six months ended June 30, 2006, primarily as a result of meeting the requirements for a $1.0 million milestone payment under our license agreement for VEC-162 with Bristol-Myers Squibb and due to increased regulatory and manufacturing-related development costs incurred in connection with the manufacturing of clinical supply materials for the iloperidone and the VEC-162 clinical trial programs. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expense. Personnel, benefits and related costs increased approximately $619,000 for the six months ended June 30, 2006 due to an increase in personnel to support the development and clinical trial activities for iloperidone and VEC-162. Indirect project costs also increased by approximately $401,000 for the six months ended June 30, 2006 due primarily to the increase in facility rent expense.

We expect to continue to incur substantial research and development expenses due to our ongoing research and development efforts and as our existing and future product candidates proceed through clinical trials.

General and administrative expenses.  General and administrative expenses increased approximately $2.0 million, or 51%, to approximately $5.9 million for the six months ended June 30, 2006 from approximately $3.9 million for the six months ended June 30, 2005.

The following table discloses the components of our general and administrative expenses:

	Six Months Ended
	June 30,	June 30,
	2006	2005

Salaries, benefits and related costs	$1,136,000	$579,000
Stock-based compensation	2,692,000	2,665,000
Legal, consulting and other professional expenses	721,000	328,000
Other expenses	1,357,000	350,000

Total	$5,906,000	$3,922,000

General and administrative expenses consist of professional fees, salaries and related costs for executive and other administrative personnel and facility costs. Salaries, benefits and related costs increased approximately $557,000 for the six months ended June 30, 2006 due to an increase in personnel as we continued to develop the administrative structure to support the development and clinical trial activities for iloperidone, VEC-162 and our other product candidates.

Legal, consulting and other professional costs increased approximately $393,000 for the six months ended June 30, 2006 due primarily to a higher level of consulting activity in 2006 in support of business development and market research activities related to our lead product candidates as well as the increased expenses associated with being a public company. Other expenses increased approximately $1.0 million for the six months ended June 30, 2006, primarily due to expenses resulting from abandonment of our former office facilities of approximately $331,000, the increase in directors’ and officers’ and clinical trial insurance of approximately $263,000 and the increases in rent expense, depreciation and other administrative expenses.

In 2006 and thereafter we expect our general and administrative expenses to increase substantially. These increased expenses are expected to be necessary to support our discovery and development efforts and our commercial development activities and to fulfill our reporting and other regulatory obligations applicable to public companies, including the compliance with Section 404 of Sarbanes-Oxley Act.

Interest income, net.  Net interest income in the six months ended June 30, 2006 was approximately $998,000 compared to net interest income of approximately $136,000 in the six months ended June 30, 2005. Interest income was higher in 2006 due to higher average cash balances for the period and higher short-term interest rates which generated substantially higher interest income than in 2005.

Our interest income and expense for the six months ended June 30, 2006 and the six months ended June 30, 2005 are disclosed on the following table:

	Six Months Ended
	June 30,	June 30,
	2006	2005

Interest income	$1,003,000	$152,000
Interest expense	(5,000)	(16,000)

Total, net	$998,000	$136,000

Liquidity and Capital Resources

We have funded our operations through June 30, 2006 principally with the net proceeds from private preferred stock offerings and initial public offering, totaling approximately $61.8 million and $53.3 million, respectively.

At June 30, 2006, cash and cash equivalents, marketable securities and restricted cash were approximately $60.6 million compared to approximately $31.6 million at December 31, 2005. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers.

As of June 30, 2006 and December 31, 2005, our liquidity resources are summarized as follows:

	June 30,	December 31,
	2006	2005

Cash and cash equivalents	$46,440,000	$21,013,000
U.S. government agencies securities	5,770,000	6,055,000
U.S. corporate debt securities	7,961,000	4,086,000

Marketable securities	13,731,000	10,141,000
Restricted cash	430,000	430,000

	$60,601,000	$31,584,000

We maintained all of our cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but do not anticipate any losses with respect to such cash balances.

Our activities will necessitate significant uses of working capital throughout 2006 and beyond. We plan to continue financing our operations with the cash received from financing activities, including the initial public offering of our common stock. We believe that our current capital resources will be sufficient to meet our operating needs through the second quarter of 2007, and after that time we will require additional capital.

In budgeting for our activities, we have relied on a number of assumptions, including assumptions that:

•	we will enroll approximately 600 patients in the current Phase III iloperidone trial for the treatment of schizophrenia,

•	we will enroll approximately 400 patients in the current Phase III VEC-162 transient insomnia trial,

•	we will initiate a Phase II VSF-173 trial for excessive sleepiness,

•	the trials will be conducted in accordance with our expectations,

•	we will not expend significant funds on the four week injectable formulation of, or bipolar indication for, iloperidone or on a Phase II or Phase III trial of VEC-162 for depression,

•	we will be able to continue the manufacturing of our product candidates at commercially reasonable prices,

•	we will be able to retain our key personnel, and

•	we will not incur any significant contingent liabilities.

We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect, if we choose to expand our product development efforts more rapidly than presently anticipated or if we seek to acquire additional product candidates. We may also delay until 2007 the initiation of a Phase II VSF-173 trial for excessive sleepiness and other non-priority manufacturing activities as a result of our iloperidone and VEC-162 Phase III trials enrolling ahead of schedule. These actions would focus the Company’s currently available resources on our two lead product candidates, but would not currently be expected to result in any significant delays in our overall clinical development results, including with respect to VSF-173.

We may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations, or we may have to enter into strategic collaborations that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair our ability to realize value from that product candidate. In the absence of the ability to raise additional equity capital, we are also prepared and have the ability to curtail our existing clinical trial commitments and extend them in such a manner so that we have operating funds through the third quarter of 2007.

In 2003, we entered into a $515,147 credit facility to finance the purchase of specified equipment based on lender-approved schedules. The interest rate was fixed at 9.3% per annum. We have granted a security interest in the assets purchased under the credit facility. The total indebtedness relating to this credit facility was approximately $49,000 and $142,000 as of June 30, 2006 and December 31, 2005, respectively and we plan to settle the obligation in full by the end of 2006.

Cash Flow

	Six Months Ended
	June 30,	June 30,
	2006	2005

Net cash provided by (used in)
Operating activities	$(23,579,000)	$(7,285,000)
Investing activities	(4,277,000)	(392,000)
Financing activities	53,285,000	(129,000)
Exchange rate effect on cash and equivalents	(2,000)	(7,000)

Net increase (decrease) in cash and cash equivalents	$25,427,000	$(7,813,000)

Net cash used in operations was approximately $23.6 million and approximately $7.3 million for the six months ended June 30, 2006 and 2005, respectively. The net loss for the six months ended June 30, 2006 of approximately $39.5 million was offset primarily by non-cash charges for depreciation and amortization of approximately $264,000, stock-based compensation of approximately $3.0 million, an increase in accounts payable and accrued expenses of approximately $2.7 million and $9.1 million, respectively, principally related to clinical trial expenses, and other net changes in working capital. Net cash used in investing activities for the six months ended June 30, 2006 was approximately $4.3 million and consisted primarily of net purchases of marketable securities of approximately $3.4 million and equipment purchases of approximately $871,000. Net cash provided by financing activities for the six months ended June 30, 2006 was approximately $53.3, consisting primarily of net proceeds from the initial public offering of our common stock.

Contractual Obligations and Commitments

The following summarizes our long-term contractual cash obligations as of June 30, 2006:

	Cash Payments Due by Period
		July to
		December					After
	Total	2006	2007	2008	2009	2010	2010
	(In thousands)

Operating leases	$4,970	$254	$642	$536	$427	$440	$2,671
Credit facility	49	49	—	—	—	—	—

	$5,019	$303	$642	$536	$427	$440	$2,671

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively, and for our research facility in Singapore expiring in 2006. We vacated our previous headquarters in January 2006. According to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the company shall be recognized and measured when the company ceases using the right conveyed by the lease, reduced by estimated sublease rentals that could be reasonably obtained. In accordance with SFAS 146 we have recorded non-cash charges relating to the abandonment of our former office of approximately $331,000 during the six months ended June 30, 2006.

Credit facility

In 2003, we entered into a $515,147 credit facility to finance the purchase of specified equipment based on lender-approved schedules. The facility is scheduled to be repaid in full in 2006.

Clinical research organization contracts and other contracts

We recently entered into agreements with clinical research organizations responsible for conducting and monitoring our clinical trials for iloperidone and VEC-162, and have also entered into agreements with clinical supply manufacturing organizations and other outside contractors who will be responsible for additional services supporting our ongoing clinical development processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days’ notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

Assuming that our ongoing Phase III trials for iloperidone and VEC-162 are completed in accordance with our expectations, we will incur approximately $10.5 million to $11.0 million in costs from July 1 to December 31, 2006, and approximately $1.5 million to $2.5 million in costs in 2007, for clinical trial services rendered in connection with these trials. Additionally, we expect to incur approximately $5.0 million to $7.0 million in costs from July 1 to December 31, 2006, and approximately $8.0 million to $10.0 million in costs in 2007, for clinical and commercial supply manufacturing activities.

License agreements

In February 2004 and June 2004, we entered into separate licensing agreements with Bristol-Myers Squibb and Novartis, respectively, for the exclusive rights to develop and commercialize our three compounds in clinical development. In partial consideration for these rights, we paid a $500,000 non-refundable fee for each compound. We are obligated to make additional payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones, certain of which clinical milestones we met in March 2006 under the VEC-162 agreement with BMS, for which we recorded an expense in the amount of $1,000,000 and certain others we may meet during 2006 under our license agreement with Novartis for VSF-173, for which we would be obligated to make payments of up to $1,000,000. If the products are successfully commercialized we will be required to pay certain royalties based on net sales for each of the licensed products. Please see Note 11 to the financial statements included with this report for a more detailed description of these licenses.

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

Prospective Information

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additions to personnel and clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including our continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under potential collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and our or our potential partners’ success in developing markets for our product candidates. Based on our current operating plans, we believe that our existing cash, restricted cash and cash equivalents, including the proceeds from our initial public offering will be sufficient to complete and report the results from our ongoing iloperidone and VEC-162 Phase III clinical trials that are expected to be completed early in the first quarter of 2007 and to continue additional development and clinical activities for our product candidates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Foreign exchange

We currently incur a portion of our operating expenses in Singapore. The reporting currency for our condensed consolidated financial statements is U.S. Dollar. To date, we have determined operating expenses incurred outside of the United States have not been significant. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006. Based upon this evaluation, management has concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission.

b)  Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that have occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs through the second quarter of 2007, and after that time we will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will enroll approximately 600 patients in our current Phase III iloperidone trial for schizophrenia and approximately 400 patients in our current Phase III VEC-162 transient insomnia trial, that we will initiate a Phase II VSF-173 trial for excessive sleepiness, and that these trials will be conducted in accordance with our expectations, that we will not expend significant funds on the four week injectable formulation of, or bipolar indication for, iloperidone or on a Phase II or Phase III trial of VEC-162 for depression, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain key personnel and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and we may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

The Company may delay until 2007 the initiation of a Phase II VSF-173 trial for excessive sleepiness and other non-priority manufacturing activities as a result of its iloperidone and VEC-162 Phase III trials enrolling ahead of schedule. These actions would focus the Company’s currently available resources on the Company’s two lead product candidates, but would not currently be expected to result in any significant delays in the Company’s overall clinical development results, including with respect to VSF-173.

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

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly as we increase our research and development, clinical trial and administrative activity. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds and product candidates since March 2003. As of June 30, 2006, we have accumulated net losses of approximately $75.8 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, conduct clinical trials, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

At present, we have limited marketing and no sales personnel. In order to commercialize any of our product candidates, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may not be able to establish sales and distribution partnerships on acceptable terms or at all, and if we do enter into a distribution arrangement, our success will be dependent upon the performance of our partner. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

As of July 31, 2006, we had 39 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations, continue our development activities and commercialize our product candidates. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

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

In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Our business could be materially harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

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

In addition to the rights we have licensed from Novartis and BMS relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of July 31, 2006, we owned fifteen pending provisional patent applications in the United States and three pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the United States, relating to our product candidates in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

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

We have registered 1,500,000 shares of common stock that are authorized for issuance under our 2006 Equity Incentive Plan. Because they are registered, the shares authorized for issuance under our 2006 Equity Incentive Plan can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144. We have not granted any options under our 2006 Equity Incentive Plan as of June 30, 2006. Additionally, as of June 30, 2006, 1,572,385 shares of common stock are issuable upon the exercise of options granted under the Company’s Second Amended and Restated Management Equity Plan, 236,021 of which were vested, but all of which were subject to the lock-up agreements described in the preceding paragraph. While the shares issuable upon the exercise of options granted under the Second Amended and Restated Management Equity Plan are not registered, these shares may be sold (subject to the expiration of lock-up agreements in the form described above, and except to the extent of shares held by affiliates) beginning 90 days after the date of the closing of the Company’s initial public offering, subject to the manner of sale provisions of Rule 144.

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

Unregistered Sales of Equity Securities

During the six months ended June 30, 2006, we granted options to purchase an aggregate of 40,732 shares of our common stock to our employees under our Second Amended and Restated Management Equity Plan. During this period, we also issued an aggregate of 887 shares of common stock pursuant to the exercise of stock options for cash consideration with an aggregate exercise price of $294. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act and Section 4(2) of the Securities Act.

On April 12, 2006, in connection with the Company’s initial public offering, the holders of a warrant to purchase 36,709 shares of the Company’s common stock at an exercise price of $1.32 per share exercised that warrant in full. In consideration of this exercise, the holders paid a total of $48,592 to the Company. The issuance of shares of common stock upon such exercise was made in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

Additionally, on April 12, 2006, in connection with the Company’s initial public offering, the holder of a warrant to purchase 13,626 shares of the Company’s common stock at an exercise price of $1.32 per share exercised that warrant in full pursuant to the warrant’s net exercise feature, such that 11,827 shares of the Company’s common stock were issued to such holder upon such exercise. No cash was paid to the Company for such exercise. The issuance of shares of common stock upon such exercise was made in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

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

All 5,964,188 shares of our common stock sold in the offering were sold to the public at the initial public offering price per share of $10.00. The aggregate price of the offering was $59,641,880. The net offering proceeds to us after deducting underwriting discounts and commissions, as well as estimated offering expenses, were approximately $53,330,000. We incurred total expenses in connection with the offering of approximately $6,312,000, which consisted of approximate direct payments of:

(i) $1,861,000 in legal, accounting and printing fees;

(ii) $4,175,000 in underwriters’ discounts, fees and commissions; and

(iii) $276,000 in miscellaneous expenses.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

As of June 30, 2006, we have not used any of the net proceeds of our initial public offering. These net offering proceeds have been invested into short-term investment-grade securities and money market accounts pending their use. Our intended use for our unused net proceeds as of June 30, 2006 is not materially different in any respect from the intended use of proceeds described in the final prospectus for our initial public offering filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 6.	Exhibits

Exhibit
Number		Description

3	.6*	Amended and Restated Bylaws.
3	.8*	Amended and Restated Certificate of Incorporation.
4	.1*	2004 Securityholder Agreement (as amended).
4	.4*	Specimen certificate representing the common stock of the registrant.
10.18		Employment Agreement for Paolo Baroldi dated July 6, 2006.
31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-130759).

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

Vanda Pharmaceuticals Inc.

/s/  Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal executive officer)

August 8, 2006

/s/  Steven A. Shallcross
Steven A. Shallcross
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

August 8, 2006

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit
Number		Description

3	.6*	Amended and Restated Bylaws.
3	.8*	Amended and Restated Certificate of Incorporation.
4	.1*	2004 Securityholder Agreement (as amended).
4	.4*	Specimen certificate representing the common stock of the registrant.
10.18		Employment Agreement for Paolo Baroldi dated July 6, 2006.
31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-130759).

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