Form 10-Q
period 2006-09-30
Vanda Pharmaceuticals Inc.
filed 2006-11-09
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of November 1, 2006, there were 21,907,188 shares of the Registrant’s Common Stock issued and outstanding.

Vanda Pharmaceuticals Inc.
(A Development Stage Company)

Form 10-Q Index

For the Three and Nine Months Ended September 30, 2006

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and for the period from March 13, 2003 (inception) to September 30, 2006	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2006	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period from March 13, 2003 (inception) to September 30, 2006	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	35
ITEM 4.	Controls and Procedures	36

PART II — OTHER INFORMATION
ITEM 1A.	Risk Factors	36
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
ITEM 5.	Other Information	51
ITEM 6.	Exhibits	51
Signatures		52
Exhibit Index		53

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$31,899,979	$21,012,815
Marketable securities	11,096,506	10,141,189
Prepaid expenses and other current assets	1,827,513	2,217,960

Total current assets	44,823,998	33,371,964
Property and equipment, net	1,848,270	1,110,576
Deposits	180,000	840,000
Restricted cash	430,230	430,230

Total assets	$47,282,498	$35,752,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,112,395	$2,254,897
Accrued expenses	7,839,431	2,528,091
Current portion of long-term debt	374	142,461
Deferred grant revenue	136,251	129,950
Deferred rent	—	8,131

Total current liabilities	10,088,451	5,063,530
Deferred rent and other long-term liabilities	242,415	24,433

Total liabilities	10,330,866	5,087,963

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value, 150,000,000 and 70,000,000 shares authorized as of September 30, 2006 and December 31, 2005, respectively; and 21,907,188 and 98,945 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	21,907	99
Series A and Series B convertible preferred stock	—	61,795,187
Additional paid-in capital	124,893,956	23,982,981
Deferred stock-based compensation	—	(18,766,443)
Accumulated other comprehensive loss	(15,130)	(17,609)
Deficit accumulated during the development stage	(87,949,101)	(36,329,408)

Total stockholders’ equity	36,951,632	30,664,807

Total liabilities and stockholders’ equity	$47,282,498	$35,752,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from
					March 13, 2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006

Revenues from services	$—	$—	$—	$—	$81,545

Operating expenses:
Research and development	9,542,385	4,092,240	44,130,788	11,641,565	70,474,919
General and administrative	3,264,849	1,664,902	9,170,439	5,587,147	19,738,530

Total operating expenses	12,807,234	5,757,142	53,301,227	17,228,712	90,213,449

Loss from operations	(12,807,234)	(5,757,142)	(53,301,227)	(17,228,712)	(90,131,904)
Other income (expense):
Interest income	683,469	57,259	1,686,363	208,763	2,275,280
Interest expense	(396)	(5,005)	(4,829)	(20,568)	(80,481)
Other income	—	—	—	93	602

Total other income	683,073	52,254	1,681,534	188,288	2,195,401

Loss before tax expense	(12,124,161)	(5,704,888)	(51,619,693)	(17,040,424)	(87,936,503)
Income tax provision	—	—	—	—	12,598

Net loss	(12,124,161)	(5,704,888)	(51,619,693)	(17,040,424)	(87,949,101)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	(18,500,005)	—	(18,500,005)	(33,486,623)

Net loss attributable to common stockholders	$(12,124,161)	$(24,204,893)	$(51,619,693)	$(35,540,429)	$(121,435,724)

Basic and diluted net loss per share applicable to common stockholders	$(0.55)	$(1,308.87)	$(3.72)	$(3,094.51)

Shares used in calculation of basic and diluted net loss per share applicable to common stockholders	21,871,542	18,493	13,862,613	11,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

								Deficit
							Accumulated	Accumulated
	Series A and B				Additional	Deferred	Other	During the
	Convertible Preferred Stock		Common Stock		Paid-In	Stock-Based	Comprehensive	Development	Comprehensive
	Shares	Par value	Shares	Par value	Capital	Compensation	Loss	Stage	Loss	Total

Balances at December 31, 2005	52,276,437	$61,795,187	98,945	$99	$23,982,981	$(18,766,443)	$(17,609)	$(36,329,408)		$30,664,807
Elimination of deferred stock-based compensation due to adoption of SFAS 123(R)	—	—	—	—	(18,766,443)	18,766,443	—	—		—
Exercise of stock options	—	—	887	1	293	—	—	—		294
Initial public offering of common stock, net of issuance costs	—	—	5,964,188	5,964	53,323,987	—	—	—		53,329,951
Conversion of preferred stock upon initial public offering	(52,276,437)	(61,795,187)	15,794,632	15,795	61,779,392	—	—	—		—
Exercise of warrants	—	—	48,536	48	48,544	—	—	—		48,592
Employee stock-based compensation	—	—	—	—	4,488,909	—	—	—		4,488,909
Non-employee stock-based compensation	—	—	—	—	36,293	—	—	—		36,293
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(51,619,693)	$(51,619,693)
Cumulative translation adjustment	—	—	—	—	—	—	3,645	—	3,645
Net unrealized losses on marketable securities	—	—	—	—	—	—	(1,166)	—	(1,166)

Comprehensive loss									$(51,617,214)	(51,617,214)

Balances at September 30, 2006	—	—	21,907,188	$21,907	$124,893,956	—	$(15,130)	$(87,949,101)		$36,951,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			March 13, 2003
	Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,
	2006	2005	2006

Cash flows from operating activities
Net loss	$(51,619,693)	$(17,040,424)	$(87,949,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	415,197	316,435	1,295,480
Employee and non-employee stock-based compensation	4,525,202	4,090,301	9,706,086
Loss on disposal of assets	29,528	—	29,528
Accretion of discount on investments	(301,293)	(15,800)	(343,629)
Changes in assets and liabilities:
Prepaid expenses and other current assets	391,559	(335,615)	(1,826,980)
Deposits	660,000	—	(180,000)
Accounts payable	(143,303)	(134,948)	2,027,896
Accrued expenses	5,329,690	1,179,697	7,726,200
Deferred grant revenue	—	127,866	130,603
Other liabilities	209,851	(370)	242,415

Net cash used in operating activities	(40,503,262)	(11,812,858)	(69,141,502)

Cash flows from investing activities
Purchases of property and equipment	(1,187,295)	(96,341)	(2,872,784)
Purchases of marketable securities	(101,313,078)	(1,734,200)	(113,159,254)
Sales of marketable securities	82,137,888	1,750,000	82,137,888
Maturities of marketable securities	18,520,000	—	20,270,000
Investment in restricted cash	—	(430,230)	(430,230)

Net cash used in investing activities	(1,842,485)	(510,771)	(14,054,380)

Cash flows from financing activities
Proceeds from borrowings on credit facility	—	—	515,147
Principal payments on obligations under capital lease	(1,071)	(51,246)	(94,097)
Principal payments on credit facility	(141,074)	(127,858)	(515,147)
Proceeds from issuance of preferred stock, net of issuance costs	—	18,500,005	61,795,187
Proceeds from exercise of stock options and warrants	48,886	14,076	80,640
Proceeds from issuance of common stock, net of issuance costs	53,329,951	—	53,333,950

Net cash provided by financing activities	53,236,692	18,334,977	115,115,680

Effect of foreign currency translation	(3,781)	(6,198)	(19,819)

Net increase in cash and cash equivalents	$10,887,164	$6,005,150	$31,899,979

Cash and cash equivalents
Beginning of period	$21,012,815	$16,259,770	$—

End of period	$31,899,979	$22,264,920	$31,899,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vanda Pharmaceuticals Inc. have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-130759), which was declared effective by the SEC on April 12, 2006. The financial information as of September 30, 2006 and for the periods of the three and nine months ended September 30, 2006 and September 30, 2005 and for the period from March 13, 2003 (inception) to September 30, 2006, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned Singapore subsidiary. All inter-company balances and transactions have been eliminated.

2.	Initial Public Offering and Reverse Stock Split

On April 18, 2006, the Company consummated its initial public offering, consisting of 5,750,000 shares of common stock. On April 21, 2006 the underwriters exercised an over-allotment option to purchase additional 214,188 shares of the Company’s common stock. Including the over-allotment shares, the offering totaled 5,964,188 shares at a public offering price of $10.00, resulting in net proceeds to the Company of approximately $53.3 million (after deducting payment of underwriters’ discounts and commissions and offering expenses).

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

The Company’s activities will necessitate significant uses of working capital throughout 2006 and beyond. The Company plans to continue financing its operations with the cash received from financing activities, including its initial public offering. The Company believes that its current capital resources will be sufficient to meet the Company’s operating needs through mid-2007, and after that time the Company will require additional capital.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In budgeting for its activities, the Company has relied on a number of assumptions, including assumptions that:

•	the Company will not initiate a Phase II VSF-173 trial for excessive sleepiness with its current capital resources,

•	its clinical trials will be conducted in accordance with the Company’s expectations,

•	the Company will not expend significant funds on the four week injectable formulation of, or bipolar indication for, iloperidone or on a Phase II or Phase III trial of VEC-162 for depression,

•	the Company will be able to continue the manufacturing of its product candidates at commercially reasonable prices,

•	the Company will be able to retain its key personnel, and

•	the Company will not incur any significant contingent liabilities.

The Company may need to raise additional funds more quickly if one or more of its assumptions proves to be incorrect, if the Company chooses to expand its product development efforts more rapidly than presently anticipated or if it seeks to acquire additional product candidates. The Company does not plan to initiate a Phase II VSF-173 trial for excessive sleepiness with its current capital resources and has also delayed other non-priority manufacturing activities as a result of completing the enrollment for its iloperidone and VEC-162 Phase III trials significantly ahead of schedule. The Company expects these actions to allow the Company to focus its currently available resources on the Company’s two lead product candidates. However, the Company does not expect these actions to result in any significant delays in the Company’s overall clinical development results, including with respect to VSF-173.

The Company may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. However, the Company may not be able to raise additional funds on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund the commercialization of its product candidates or its other research and development activities, it may not be able to continue operations, or it may have to enter into strategic collaborations that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair the Company’s ability to realize value from that product candidate. In the absence of the ability to raise additional equity capital, the Company is also prepared and believes it has the ability to curtail its existing clinical trial commitments and extend them in such a manner so that the Company has operating funds through the third quarter of 2007.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

For purposes of the condensed consolidated balance sheet and condensed consolidated statement of cash flows, cash equivalents represent all highly-liquid investments with an original maturity date of three months or less. At September 30, 2006, the Company maintained all of its cash and cash equivalents in four financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such cash balances.

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

Stock-based compensation expense, which is a non-cash charge, results from estimating the fair value of employee stock options granted. On April 12, 2006, the Company completed its initial public offering and

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

began trading on the NASDAQ National Market. Prior to April 12, 2006, given the absence of an active market for our common stock, the exercise price of the stock options on the date of grant was determined by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings, the perspectives provided by the underwriters regarding estimates of a potential price per share in an initial public offering of the Company’s common stock and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issues as Compensation and made retrospective determination of fair value. The exercise price for employee option grants issued subsequent to April 12, 2006 is based on the closing market value of the Company’s common stock at the date of grant.

Stock-based compensation expense recognized during the three and nine months ended September 30, 2006 is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations includes:

•	compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and

•	compensation expense for stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R).

For stock awards granted in 2006, expenses are amortized under the accelerated attribution method. For stock awards granted prior to fiscal 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R)requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted during the first nine months of 2006 have been estimated to be approximately 2% based on the Company’s historical experience. In the pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect adjustment of adopting the change in estimating forfeitures was not considered material to the Company’s financial statements for periods prior to January 1, 2006 upon implementation of SFAS 123(R) as of January 1, 2006.

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense, related to all of the Company’s stock-based awards to employees, recognized during the first three and nine months of 2006 and 2005 under SFAS 123(R) and APB 25, respectively, was comprised of the following:

					Period from
					March 13, 2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006

Research and development	$184,789	$16,700	$475,563	$658,529	$1,266,526
General and administrative	1,321,008	766,316	4,013,347	3,431,772	8,362,694

Stock-based compensation expense	$1,505,797	$783,016	$4,488,910	$4,090,301	$9,629,220

Stock-based compensation expense per basic and diluted share of common stock	$0.07	$42.34	$0.32	$356.14

For the three months ended September 30, 2006, the adoption of SFAS 123R had the following effect on reported amounts that would have been reported using the intrinsic value method under APB No. 25:

	Three Months Ended September 30, 2006
	Using
	APB No. 25	SFAS 123R
	Accounting	Adjustments	As Reported

Net loss	$(11,929,729)	$(194,432)	$(12,124,161)

Basic and diluted earnings per share	$(0.54)	$(0.01)	$(0.55)

For the nine months ended September 30, 2006, the adoption of SFAS 123R had the following effect on reported amounts that would have been reported using the intrinsic value method under APB No. 25:

	Nine Months Ended September 30, 2006
	Using
	APB No. 25	SFAS 123R
	Accounting	Adjustments	As Reported

Net loss	$(51,054,650)	$(565,043)	$(51,619,693)

Basic and diluted earnings per share	$(3.68)	$(0.04)	$(3.72)

Since the Company had a net operating loss carryforward as of September 30, 2006, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine months ended September 30, 2006 which would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities.

As of September 30, 2006, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the “2004 Plan”) and 2006 Equity Incentive Plan (the “2006 Plan”) that were adopted in December 2004 and April 2006, respectively. An aggregate of 1,569,669 shares were subject to outstanding options granted under the 2004 Plan as of September 30, 2006, and no additional options will be granted under this plan. Reserved under the 2006 Plan are 1,500,000 shares of the Company’s common stock of which 103,692 shares were subject to outstanding options as of September 30, 2006. On January 1 of each year starting with the year 2007, the number of shares reserved under the 2006 Plan will automatically

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number as may be approved by the Company’s board of directors).

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of September 30, 2006. Option awards have 10-year contractual terms and 25% of the option shares typically vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares typically vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as described in these plans).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors. The expected term of options granted is based on the transition approach provided by SAB 107. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the nine months ended September 30, 2006 were as follows:

Nine Months Ended
September 30, 2006

Expected dividend yield	0%
Expected volatility	70 - 73%
Expected term (years)	5.0 - 6.25
Weighted average risk-free interest rate	4.84%
Expected forfeiture rate	2%

A summary of option activity during the nine months ended September 30, 2006 is presented below.

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
	Shares	Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2005	1,532,542	$1.39
Granted	141,706	7.99
Exercised	(887)	0.33

Outstanding at September 30, 2006	1,673,361	$1.95	8.77	$12,301,503

Exercisable at September 30, 2006	419,500	$0.36	8.03	$3,751,202

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $7.56 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $14,955. The Company received a total of $294 in cash from the exercises of options during the nine months ended September 30, 2006. As of September 30, 2006, approximately $16.2 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years.

In conjunction with the 1-for-3.309755 reverse stock split of its common stock the Company also effected the reverse stock split of outstanding option grants using the same ratio. This modification has not resulted in any additional compensation expense.

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

The following table summarizes the pro forma effect on the net loss and per share data if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine-month periods ended September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net loss attributable to common stockholders	$(24,204,893)	$(35,540,429)
Add: Stock-based employee compensation expense included in net loss	783,016	4,090,301
Less: Stock-based employee compensation expense determined under SFAS 123	(661,381)	(4,012,441)

Pro forma net loss applicable to common stockholders	$(24,083,258)	$(35,462,569)

Net loss per share:
Basic and diluted, net loss attributed to common stockholders as reported	$(1,308.87)	$(3,094.51)

Pro forma basic and diluted, net loss attributed to common stockholders	$(1,302.29)	$(3,087.73)

For employee stock options granted during the nine months ended September 30, 2005, the Company determined pro forma compensation expense under the provisions of SFAS 123 using the Black-Scholes model and the following assumptions:

Nine Months
Ended
September 30, 2005

Expected dividend yield	0%
Expected volatility	67 - 68%
Expected term (years)	5
Weighted average risk-free interest rate	3.44%

The weighted average fair value of options granted during the nine months ended September 30, 2005 was $15.03 per share.

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

On January 19, 2006, the Company granted to one of its consultants an option to purchase 3,625 shares of common stock with an exercise price of $4.73 per share. The option was vested with respect to 2,190 shares as of January 19, 2006. The balance of the option will vest ratably over 19 months. The option expires on January 19, 2016 and for the nine months ended September 30, 2006 the Company recognized $36,293 in consulting expense relating to this option.

During the three months ended September 30, 2006 the Company entered into two consulting agreements that will require the Company to grant options to purchase up to 20,000 shares of common stock to these consultants subject to certain performance criteria. The terms of the stock option grants will be finalized upon their issuance.

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

Recognition of Expenses in Outsourced Contracts

Pursuant to the Company’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes expenses as the services are provided. Such assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment.

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

New Accounting Standards

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — and interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of these tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its results of operations and financial condition.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). FAS 157 outlines a common definition of fair value to be used throughout GAAP and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. Companies will need to adopt FAS 157 for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on its results of operations and financial condition.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company is currently evaluating the requirements of SAB 108; however, the Company does not believe that its adoption will have a material effect on its financial statements.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Numerator:
Net loss attributable to common stockholders	$(12,124,161)	$(24,204,893)	$(51,619,693)	$(35,540,429)

Denominator:
Weighted average shares of common stock outstanding	21,907,188	23,876	13,904,719	11,745
Weighted average unvested shares of common stock subject to repurchase	(35,646)	(5,383)	(42,106)	(260)

Denominator for basic and diluted net loss per share	21,871,542	18,493	13,862,613	11,485

Basic and diluted net loss per share applicable to common stockholders	$(0.55)	$(1,308.87)	$(3.72)	$(3,094.51)

Anti-dilutive securities not included in diluted net loss per share calculation:
Series A and B Preferred Stock	—	12,110,038	—	12,110,038
Options to purchase common stock	1,673,361	1,143,111	1,673,361	1,143,111
Warrants to purchase common stock	—	50,335	—	50,335

	1,673,361	13,303,484	1,673,361	13,303,484

6.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2006:

		Net	Net
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. government agencies	$6,763,476	$1,037	$(70)	$6,764,443
U.S. corporate debt	4,331,518	545	—	4,332,063

	$11,094,994	$1,582	$(70)	$11,096,506

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2005:

		Net	Net
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. government agencies	$6,054,023	$847	$—	$6,054,870
U.S. corporate debt	4,084,488	1,831	—	4,086,319

	$10,138,511	$2,678	$—	$10,141,189

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30,	December 31,
	2006	2005

Current deposits with vendors	$790,000	$220,000
Prepaid insurance	449,154	194,418
Accrued interest income	130,495	81,557
Other prepaid expenses	433,446	911,943
Prepaid initial public offering costs	—	794,099
Other receivables	24,418	15,943

	$1,827,513	$2,217,960

8.	Property and Equipment

Property and equipment — at cost:

	Estimated Useful Life	September 30,	December 31,
	(Years)	2006	2005

Laboratory equipment	5	$1,550,906	$1,102,270
Computer equipment	3	691,378	366,963
Furniture and fixtures	7	163,973	101,556
Leasehold improvements	10	727,727	302,228
Construction in progress		—	120,851

		3,133,984	1,993,868
Less — accumulated depreciation and amortization		(1,285,714)	(883,292)

		$1,848,270	$1,110,576

Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 was $415,197 and $316,435, respectively, and $1,295,480 for the period from March 13, 2003 (inception) to September 30, 2006.

9.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2006	2005

Accrued research and development expenses	$6,609,494	$1,862,288
Bonus accrual	542,878	530,311
Accrued professional fees	180,863	71,000
Employee benefits	172,098	46,063
Other accrued expenses	334,098	18,429

Total accrued expenses	$7,839,431	$2,528,091

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $4.8 million under operating real estate leases for its current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively, and for its research facility in Singapore expiring in 2006. The Company intends to renew its Singapore lease by the end of 2006 under similar terms.

The Company vacated its previous headquarters in January 2006. According to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the company shall be recognized and measured when the company ceases using the right conveyed by the lease, reduced by estimated sublease rentals that could be reasonably obtained. In accordance with SFAS 146 the Company has recorded non-cash charges relating to the abandonment of its former office of approximately $267,000 during the nine months ended September 30, 2006.

Guarantees and Indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2006, as the Company believes the fair value of these indemnification agreements is minimal.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of these indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of September 30, 2006.

11.	Licensing Agreements

The Company’s rights to develop and commercialize the clinical-stage product candidates are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

iloperidone

The Company acquired exclusive worldwide rights to patents for iloperidone through a sublicense agreement with Novartis. A predecessor company of Sanofi-Aventis, Hoechst Marion Roussel, Inc. (“HMRI”), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In partial

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration for this sublicense, the Company paid Novartis an initial license fee of $500,000 and is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. The rights with respect to the patents to develop and commercialize iloperidone may terminate, in whole or in part, if the Company fails to meet certain development or commercialization milestones relating to the time it takes for the Company to launch iloperidone commercially following regulatory approval, and the time it takes for the Company to receive regulatory approval following the submission of an NDA (New Drug Application) or equivalent foreign filing. Additionally, the Company’s rights may terminate in whole or in part if the Company does not meet certain other obligations under the sublicense agreement to make royalty and milestone payments, if the Company fails to comply with requirements in the sublicense agreement regarding its financial condition, or if the Company does not abide by certain restrictions in the sublicense agreement regarding other development activities. If the Company does not cure any breaches by Novartis or Titan of their respective obligations under their agreements with Titan and Sanofi-Aventis, respectively, the Company’s rights to develop and commercialize iloperidone may revert back to Novartis, although the Company is not aware of any such breaches by Titan or Novartis.

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

BMS holds certain rights with respect to VEC-162 in the license agreement. For example, BMS has a right of first negotiation to enter into a commercialization and development agreement with the Company after the completion of the first Phase III trial. Additionally, if the Company has not agreed to one or more partnering arrangements to develop and commercialize VEC-162 in certain significant markets with one or more third parties after the completion of the entire Phase III program, which may consist of several Phase III trials, BMS has the option to exclusively develop and commercialize VEC-162 on its own on pre-determined financial terms, including milestone and royalty payments.

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

The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2006 or September 30, 2005. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be reasonably assured at September 30, 2006 and December 31, 2005.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Beneficial Conversion Feature

In September 2005, the Company completed the sale of an additional 15,040,654 shares of Series B Preferred Stock for proceeds of approximately $18.5 million. After evaluating the fair value of the Company’s common stock obtainable upon conversion by the stockholders, the Company determined that the issuance of the Series B Preferred Stock sold in September 2005 resulted in a beneficial conversion feature calculated in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) as interpreted by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, (EITF 00-27) of approximately $18.5 million which was fully accreted in September 2005 and was recorded as a deemed dividend to preferred stockholders during the three and nine months ended September 30, 2005.

In December 2005, the Company closed an additional private placement of 12,195,129 shares of Series B Preferred Stock for proceeds of approximately $15.0 million. The Company evaluated the fair value of the Company’s common stock obtainable upon conversion by the stockholders using EITF 98-5 and EITF 00-27 and determined that the issuance of the Series B Preferred Stock sold in December 2005 resulted in a beneficial conversion feature of approximately $15.0 million that was fully accreted in December 2005 and was recorded as a deemed dividend to preferred stockholders for the year ended December 31, 2005.

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

Our Business

Vanda Pharmaceuticals Inc. (“Vanda” or the “Company”) was founded in November 2002 and commenced its operations on March 13, 2003. We are a biopharmaceutical company focused on the development and commercialization of small molecule therapeutics, with exclusive worldwide commercial rights to three product candidates in clinical development for various central nervous system disorders. Our lead product candidate, iloperidone, is a compound for the treatment of schizophrenia and bipolar disorder and is in a Phase III trial for schizophrenia. Our second product candidate, VEC-162, is a compound for the treatment of sleep and mood disorders which is currently in a Phase III trial for transient insomnia. VEC-162 is also ready for Phase II trials for the treatment of depression. Our third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness and is ready for a Phase II trial.

We concluded enrollment of our current Phase III trial for iloperidone on August 29, 2006 and we expect to report the top-line results for this trial in December 2006. If this trial is successful, we expect to file a New Drug Application (NDA) for iloperidone in schizophrenia with the Food and Drug Administration (FDA) by the end of 2007. We concluded enrollment of our Phase III trial of VEC-162 on August 21, 2006 and we expect to announce the top-line results for this trial in November 2006. We also expect to begin a Phase II trial of VSF-173 for excessive sleepiness in late 2007. Assuming successful outcomes of our clinical trials and approval by the FDA, we expect to commercialize iloperidone and VSF-173 with our own sales force in the U.S. and expect to commercialize VEC-162 through a partnership with a global pharmaceutical company, although we have not yet identified such a global partner.

We are a development-stage company and have accumulated an aggregate deficit of approximately $87.9 million since the inception of our operations. We have no product revenues to date and have no approved products for sale. Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our product candidates. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product candidate, iloperidone and on the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in the section “Risk Factors” set forth as Item 1A of Part II of this report.

On April 18, 2006, we consummated our initial public offering, consisting of 5,750,000 shares of common stock. On April 21, 2006 the underwriters exercised an over-allotment option to purchase additional 214,188 shares of our common stock. Including the over-allotment shares, the offering totaled 5,964,188 shares of common stock at a public offering price of $10.00, resulting in net proceeds to the Company of approximately $53.3 million (after deducting underwriters’ discounts and commissions as well as offering expenses).

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

Phase III trial for iloperidone

On August 29, 2006, we concluded the patient enrollment of our Phase III trial to evaluate iloperidone for the treatment of patients with schizophrenia with 604 patients. The trial is a randomized, double-blind, placebo- and active-controlled Phase III trial and it has been conducted at investigator sites in the U.S. and in India. To have a successful clinical trial, we need to demonstrate that iloperidone has statistically significant efficacy better than placebo. The active control is present to validate the design of the trial and to increase the chances that trial participant will receive some form of treatment while participating in the trial. Patients have been receiving four weeks of inpatient treatment in the trial. We expect to complete the study and to report its top-line results in December 2006.

Prior to September 30, 2006, we incurred approximately $30.2 million in clinical costs related to this trial. We currently expect that between October 1, 2006 and December 31, 2006, we will incur approximately $2.0 million in additional clinical costs related to the trial. In 2007, we expect that we will incur approximately $2.0 million to $3.0 million in costs related to the trial and for services rendered to us in connection with the analysis of trial data and the preparation of regulatory filings. Assuming that the outcome of this trial is sufficient to support the filing of an NDA, we expect to make such a filing by the end of 2007. We would then expect to launch iloperidone commercially in early 2009. However, the timing and costs of our iloperidone trial, and the time it takes to receive cash inflows from the sale of iloperidone, are highly dependent on facts and circumstances that we may not be able to control and are subject to a number of risks.

For example, our trial may be delayed due to a failure of our clinical services provider to perform services in a timely or proper manner or the trial may be unsuccessful in proving iloperidone’s efficacy and safety, which would cause the filing of an NDA to be delayed indefinitely. Additionally, even if our trial is successful, delays in the approval process and subsequent commercial launch of iloperidone following our filing may occur if the FDA fails to attend to our filing in a timely manner or requires further data to approve iloperidone. Please see the “Risk Factors” section set forth as Item 1A of Part II of this report for a more detailed discussion of these and other risks.

Phase III trial for VEC-162

On August 21, 2006, we concluded the patient enrollment of our Phase III trial to evaluate the safety and efficacy of VEC-162 for the treatment of transient insomnia with 412 patients. The trial is a randomized, double-blind, placebo-controlled trial conducted with healthy volunteers at investigator sites in the U.S. The trial measures sleep efficiency and time to fall asleep, as well as next-day performance and mood. Participants receive one day of inpatient treatment. We expect to complete the study and to report its top-line results in November 2006.

Prior to September 30, 2006, we incurred approximately $6.0 million in clinical costs related to this trial. We expect that between October 1, 2006 and December 31, 2006, we will incur approximately $1.0 million in clinical costs related to the trial, related administrative services and for services rendered to us in connection with the analysis of trial data. In 2007, we expect that we will incur less then $0.5 million in costs related to the trial. We believe that we will need to conduct additional trials beyond this Phase III trial to receive FDA approval.

Research and development expenses

The Company’s research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, and all related facilities costs. We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and pharmacogenetics and pharmacogenomics expertise. From inception through September 30, 2006, we incurred research and development expenses in the aggregate of approximately $70.5 million, including stock-based compensation expenses of approximately $1.3 million. We expect our research and development expenses to increase as we continue to develop our product candidates and we also expect to incur licensing costs in the future that could be substantial, as we continue our efforts to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the three months ended September 30, 2006 and September 30, 2005, and nine months ended September 30, 2006 and September 30, 2005, and the period from March 13, 2003 (inception) to September 30, 2006. Included in this table are the research and development expenses recognized in connection with our product candidates in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

					Period from
					March 13, 2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006

Direct Project Costs(1)
Iloperidone	$5,195,000	$2,535,000	$31,478,000	$4,423,000	$40,398,000
VEC-162	3,512,000	1,133,000	9,559,000	5,057,000	18,912,000
VSF-173	214,000	37,000	849,000	707,000	2,360,000
Other Product Candidates	228,000	118,000	873,000	608,000	2,810,000

Total Direct Product Costs	9,149,000	3,823,000	42,759,000	10,795,000	64,480,000
Indirect Project Costs(1)
Facility	129,000	59,000	447,000	185,000	952,000
Depreciation	125,000	94,000	350,000	281,000	1,139,000
Other Indirect Overhead	139,000	116,000	575,000	380,000	3,904,000

Total Indirect Expenses	393,000	269,000	1,372,000	846,000	5,995,000

Total Research & Development Expenses	$9,542,000	$4,092,000	$44,131,000	$11,641,000	$70,475,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add personnel and fulfill our reporting obligations applicable to public companies, including the compliance with Section 404 of Sarbanes-Oxley Act. From inception through September 30, 2006, we incurred general and administrative expenses in the aggregate of approximately $19.7 million, including stock-based compensation expenses of approximately $8.4 million.

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

Factors which affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded, the volatility of such fair value, and risk-free rate, expected dividend yield and expected life of the option used in the calculation of the fair value of the stock option. The stock-based compensation expense for a period is also affected by expected forfeiture rate for the respective option grants. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses.

On April 12, 2006, our common stock began trading on the NASDAQ National Market. Prior to April 12, 2006, given the absence of an active market for our common stock, the exercise price of our stock options on the date of grant was determined by our board of directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible preferred stock offerings, the perspectives provided by our underwriters regarding estimates of a potential price per share in an initial public offering of our common stock and general industry and economic trends. In establishing our estimates of fair value, we considered the guidance set forth in the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and made a retrospective determination of fair value. The exercise price for employee options granted after April 12, 2006 is based on the market price of our common stock.

Stock-based compensation expense recognized during the three months ended September 30, 2006 is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations includes:

•	compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and

•	compensation expense for stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R).

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized during the three months ended September 30, 2006 and September 30, 2005, and also during the nine months ended September 30, 2006 and September 30, 2005, under SFAS 123(R) and APB 25, respectively, was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Research and development	$185,000	$17,000	$476,000	$659,000
General and administrative	1,321,000	766,000	4,013,000	3,431,000

Stock-based compensation expense	$1,506,000	$783,000	$4,489,000	$4,090,000

Equity instruments issued to non-employees

We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. On January 19, 2006, the Company issued one of our consultants a grant to purchase 3,625 shares of our common stock with the exercise price of $4.73, of which 2,190 were fully vested as of January 19, 2006 and the balance will vest ratably over 19 months. The option expires on January 19, 2016 and for the nine months ended September 30, 2006 we recorded a consulting expense of approximately $36,000 relating to this option.

During the three months ended September 30, 2006 the Company entered into two consulting agreements that will require the Company to grant options to purchase up to 20,000 shares of common stock to these consultants subject to certain performance criteria. The terms of the stock option grants will be finalized upon their issuance.

Income taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some of all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three and nine-month periods ended September 30, 2006. We have provided a valuation allowance for the full amount of our net deferred tax assets since the likelihood of realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be determined at September 30, 2006 and December 31, 2005.

New Accounting Standards

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — and interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of these tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. While we are currently evaluating FIN 48, this pronouncement is not currently expected to have significant impact on our results of operations and financial condition.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). FAS 157 outlines a common definition of fair value to be used throughout GAAP and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. Companies will need to adopt FAS 157 for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of FAS 157 on our results of operations and financial condition.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006. We are currently evaluating the requirements of SAB 108; however, we do not believe that its adoption will have a material effect on our financial statements.

Results of Operations

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of September 30, 2006, we had a deficit accumulated during the development stage of approximately $87.9 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Research and development expenses.  Research and development expenses increased by approximately $5.5 million, or 134%, to approximately $9.5 million for the three months ended September 30, 2006 compared to approximately $4.1 million for the three months ended September 30, 2005. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, stock-based compensation, and the costs of consultants, materials and supplies associated with research and development projects, as well as clinical activities. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting all of our project expenses:

	Three Months Ended
	September 30,	September 30,
	2006	2005

Direct project costs:
Clinical trials	$5,774,000	$1,054,000
Contract research and development, consultants, materials and other costs	2,265,000	2,044,000
Salaries, benefits and related costs	925,000	708,000
Stock-based compensation	185,000	17,000

Total direct costs	9,149,000	3,823,000
Indirect project costs	393,000	269,000

Total	$9,542,000	$4,092,000

Direct costs increased approximately $5.3 million primarily as a result of clinical development activities for iloperidone and VEC-162. Clinical trials expense increased approximately $4.7 million for the three months ended September 30, 2006 primarily due to the cost incurred in our Phase III iloperidone and VEC-162 clinical trials that began in the fourth quarter of 2005 and in the first quarter of 2006, respectively. Contract research and development, consulting, materials and other direct costs increased by approximately $221,000 for the three month period ended September 30, 2006 and reflect the continuing regulatory and manufacturing related development costs incurred in connection with the manufacturing of clinical supply materials for the iloperidone and the VEC-162 clinical trial programs. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expense. Salaries, benefits and related costs increased approximately $217,000 for the three months ended September 30, 2006 due to an increase in personnel to support the development and clinical trial activities for iloperidone and VEC-162. Indirect project costs also increased by approximately $124,000 for the three months ended September 30, 2006 due primarily to the increase in facility rent expense.

We expect to continue to incur substantial research and development expenses due to our ongoing research and development efforts as our existing and future product candidates proceed through clinical trials.

General and administrative expenses.  General and administrative expenses increased approximately $1.6 million, or 96%, to approximately $3.3 million for the three months ended September 30, 2006 from approximately $1.7 million for the three months ended September 30, 2005.

The following table discloses the components of our general and administrative expenses:

	Three Months Ended
	September 30,	September 30,
	2006	2005

Salaries, benefits and related costs	$610,000	$367,000
Stock-based compensation	1,321,000	766,000
Legal, consulting and other professional expenses	641,000	352,000
Other expenses	693,000	180,000

Total	$3,265,000	$1,665,000

General and administrative expenses consist of professional fees, salaries and related costs for executive and other administrative personnel and facility costs. Salaries, benefits and related costs increased approximately $243,000 for the three months ended September 30, 2006 due to an increase in personnel as we continued to develop the administrative , business development and other functions required to support the development and clinical trial activities for iloperidone, VEC-162 and our other product candidates.

Legal, consulting and other professional costs increased approximately $289,000 for the three months ended September 30, 2006 due primarily to a higher level of consulting activity in 2006 in support of business development and market research activities related to our lead product candidates and also the increased expenses associated with being a public company. Other expenses increased approximately $513,000 for the three months ended September 30, 2006, due to an increase in expenses relating to our new office facilities of approximately $100,000, an increase in insurance costs of approximately $251,000 and an increase in other general and administrative expenses.

We expect our general and administrative expenses to continue to increase as we support our discovery and development efforts, form our commercial development activities and fulfill our reporting and other regulatory obligations applicable to public companies, including the compliance with Section 404 of the Sarbanes-Oxley Act.

Interest income, net.  Net interest income in the three months ended September 30, 2006 was approximately $683,000 compared to net interest income of approximately $52,000 in the three months ended September 30, 2005. Interest income was higher in 2006 due to higher average cash balances for the quarter, primarily resulting from the proceeds from our initial public offering in April 2006, and higher short-term interest rates which generated substantially higher interest income than in 2005.

Our interest income and expense for the three months ended September 30, 2006 and the three months ended September 30, 2005 are disclosed on the following table:

	Three Months Ended
	September 30,	September 30,
	2006	2005

Interest income	$683,000	$57,000
Interest expense	—	(5,000)

Total, net	$683,000	$52,000

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Research and development expenses.  Research and development expenses increased by approximately $32.5 million, or 279%, to approximately $44.1 million for the nine months ended September 30, 2006 compared to approximately $11.6 million for the nine months ended September 30, 2005. Research and development expense consists of direct costs which include salaries and related costs of research and development personnel, stock-based compensation, the costs of consultants, materials and supplies associated with research and development projects, as well as clinical activities. Indirect research and development costs include facilities, depreciation, and other indirect overhead costs.

The following table discloses the components of research and development expenses reflecting all of our project expenses:

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Direct project costs:
Clinical trials	$33,055,000	$4,101,000
Contract research and development, consultants, materials and other costs	6,855,000	4,496,000
Salaries, benefits and related costs	2,373,000	1,539,000
Stock-based compensation	476,000	659,000

Total direct costs	42,759,000	10,795,000
Indirect project costs	1,372,000	846,000

Total	$44,131,000	$11,641,000

Direct costs increased approximately $32.0 million primarily as a result of clinical development activities for iloperidone and VEC-162. Clinical trials expense increased approximately $29.0 million for the nine months ended September 30, 2006 primarily due to the cost incurred in our Phase III iloperidone and VEC-162 clinical trials that began in the fourth quarter of 2005 and in the first quarter of 2006, respectively. Contract research and development, consulting, materials and other direct costs increased approximately $2.4 million for the nine months ended September 30, 2006, primarily as a result of a $1.0 million milestone payment under our license agreement for VEC-162 with Bristol-Myers Squibb and due to increased regulatory and manufacturing-related development costs incurred in connection with the manufacturing of clinical supply materials for the iloperidone and the VEC-162 clinical trial programs. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expense. Salaries, benefits and related costs increased approximately $834,000 for the nine months ended September 30, 2006 due to an increase in personnel to support the development and clinical trial activities for iloperidone and VEC-162. Indirect project costs also increased by approximately $526,000 for the nine months ended September 30, 2006 due primarily to the increase in facility rent expense.

We expect to continue to incur substantial research and development expenses due to our ongoing research and development efforts and as our existing and future product candidates proceed through clinical trials.

General and administrative expenses.  General and administrative expenses increased approximately $3.6 million, or 64%, to approximately $9.2 million for the nine months ended September 30, 2006 from approximately $5.6 million for the nine months ended September 30, 2005.

The following table discloses the components of our general and administrative expenses:

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Salaries, benefits and related costs	$1,746,000	$946,000
Stock-based compensation	4,013,000	3,431,000
Legal, consulting and other professional expenses	1,363,000	680,000
Other expenses	2,048,000	530,000

Total	$9,170,000	$5,587,000

General and administrative expenses consist of professional fees, salaries and related costs for executive and other administrative personnel and facility costs. Salaries, benefits and related costs increased approximately $0.8 million for the nine months ended September 30, 2006 due to an increase in personnel as we continued to develop the administrative, business development and other functions required to support the development and clinical trial activities for iloperidone, VEC-162 and our other product candidates.

Legal, consulting and other professional costs increased approximately $683,000 for the nine months ended September 30, 2006 due primarily to a higher level of consulting activity in 2006 in support of business development and market research activities related to our lead product candidates as well as the increased legal, accounting and other professional expenses associated with being a public company. Other expenses increased approximately $1.5 million for the nine months ended September 30, 2006, due to an increase in facilities expenses of approximately $429,000, which includes expenses relating to abandonment of our former office facilities of approximately $267,000, an increase in insurance expenses of approximately $515,000, primarily due to an increase in directors’ and officers’ and clinical trial insurance and an increase in other general and administrative expenses.

We expect our general and administrative expenses to continue to increase as we support our discovery and development efforts, form our commercial development activities and fulfill our reporting and other regulatory obligations applicable to public companies, including the compliance with Section 404 of the Sarbanes-Oxley Act.

Interest income, net.  Net interest income in the nine months ended September 30, 2006 was approximately $1.7 million compared to net interest income of approximately $188,000 in the nine months ended September 30, 2005. Interest income was higher in 2006 due to higher average cash balances for the period and higher short-term interest rates which generated substantially higher interest income than in 2005.

Our interest income and expense for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 are disclosed on the following table:

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Interest income	$1,686,000	$209,000
Interest expense	(5,000)	(21,000)

Total, net	$1,681,000	$188,000

Liquidity and Capital Resources

We have funded our operations through September 30, 2006 principally with the net proceeds from private preferred stock offerings and initial public offering, totaling approximately $61.8 million and $53.3 million, respectively.

At September 30, 2006, cash and cash equivalents, marketable securities and restricted cash were approximately $43.4 million compared to approximately $31.6 million at December 31, 2005. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers.

As of September 30, 2006 and December 31, 2005, our liquidity resources are summarized as follows:

	September 30,	December 31,
	2006	2005

Cash and cash equivalents	$31,900,000	$21,013,000
U.S. government agencies securities	6,765,000	6,055,000
U.S. corporate debt securities	4,332,000	4,086,000

Marketable securities	11,097,000	10,141,000
Restricted cash	430,000	430,000

	$43,427,000	$31,584,000

We maintained all of our cash and cash equivalents in four financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but do not anticipate any losses with respect to such cash balances.

Our activities will necessitate significant uses of working capital throughout 2006 and beyond. We plan to continue financing our operations with the cash received from financing activities, including the initial public offering of our common stock. We believe that our current capital resources will be sufficient to meet our operating needs through mid-2007, and after that time we will require additional capital.

In budgeting for our activities, we have relied on a number of assumptions, including assumptions that:

•	we will initiate a Phase II VSF-173 trial for excessive sleepiness with our current capital resources,

•	the clinical trials will be conducted in accordance with our expectations,

•	we will not expend significant funds on the four week injectable formulation of, or bipolar indication for, iloperidone or on a Phase II or Phase III trial of VEC-162 for depression,

•	we will be able to continue the manufacturing of our product candidates at commercially reasonable prices,

•	we will be able to retain its key personnel, and

•	we will not incur any significant contingent liabilities.

We may need to raise additional funds more quickly if one or more of its assumptions proves to be incorrect, if we choose to expand our product development efforts more rapidly than presently anticipated or if we seek to acquire additional product candidates. We do not plan to initiate a Phase II VSF-173 trial for excessive sleepiness until late 2007 and we have also delayed certain other non-priority manufacturing activities as a result of completing the enrollment for our iloperidone and VEC-162 Phase III trials significantly ahead of schedule. We expect that these actions will allow us to focus our currently available resources on our two lead product candidates. However, we do not currently expect these actions to result in any significant delays in the Company’s overall clinical development results, including with respect to VSF-173.

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

In 2003, we entered into a $515,147 credit facility to finance the purchase of specified equipment based on lender-approved schedules. The interest rate was fixed at 9.3% per annum. In September 2006 we settled this obligation in full. The total indebtedness relating to this credit facility was approximately $142,000 as of December 31, 2005.

Cash Flow

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Net cash provided by (used in)
Operating activities	$(40,503,000)	$(11,813,000)
Investing activities	(1,843,000)	(511,000)
Financing activities	53,237,000	18,335,000
Exchange rate effect on cash and equivalents	(4,000)	(6,000)

Net increase in cash and cash equivalents	$10,887,000	$6,005,000

Net cash used in operations was approximately $40.5 million and approximately $11.8 million for the nine months ended September 30, 2006 and 2005, respectively. The net loss for the nine months ended September 30, 2006 of approximately $51.6 million was offset primarily by non-cash charges for depreciation and amortization of approximately $415,000, stock-based compensation of approximately $4.5 million, an increase of accrued expenses of approximately $5.3 million, principally related to clinical trial expenses, and other net changes in working capital. Net cash used in investing activities for the nine months ended September 30, 2006 was approximately $1.8 million and consisted primarily of net purchases of marketable securities of approximately $0.6 million and purchases of property and equipment of approximately $1.2 million. Net cash provided by financing activities for the nine months ended September 30, 2006 was approximately $53.2 million, consisting primarily of net proceeds from the initial public offering of our common stock of $53.3 million.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual cash obligations as of September 30, 2006:

	Cash Payments Due by Period
		October to
		December					After
	Total	2006	2007	2008	2009	2010	2010
			(In thousands)

Operating leases	$4,848	$127	$642	$536	$427	$440	$2,676

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively, and for our research facility in Singapore expiring in 2006. We intend to renew the Singapore lease by the end of 2006 under similar terms.

We vacated our previous headquarters in January 2006. According to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the company shall be recognized and measured when the company ceases using the right conveyed by the lease, reduced by estimated sublease rentals that could be reasonably obtained. In accordance with SFAS 146 we have recorded non-cash charges relating to the abandonment of our former office of approximately $267,000 during the nine months ended September 30, 2006.

Credit facility

In 2003, we entered into a $515,147 credit facility to finance the purchase of specified equipment based on lender-approved schedules. The facility was paid in full in September 2006.

Clinical research organization contracts and other contracts

We have entered into agreements with clinical research organizations responsible for conducting and monitoring our clinical trials for iloperidone and VEC-162, and have also entered into agreements with clinical supply manufacturing organizations and other outside contractors who will be responsible for additional services supporting our ongoing clinical development processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days’ notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

Assuming that our ongoing Phase III trials for iloperidone and VEC-162 are completed in accordance with our expectations, we will incur approximately $3.0 million in costs from October 1 to December 31, 2006, and approximately $2.5 million to $3.5 million in costs in 2007, for clinical trial services rendered in connection with these trials.

License agreements

In February 2004 and September 2004, we entered into separate licensing agreements with Bristol-Myers Squibb and Novartis, respectively, for the exclusive rights to develop and commercialize our three compounds in clinical development. In partial consideration for these rights, we paid a $500,000 non-refundable fee for each compound. We are obligated to make additional payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones. We met a clinical milestone earlier in 2006 under the VEC-162 agreement with BMS and made an associated milestone payment and recorded an expense of $1,000,000. We may meet other milestones in 2007 under our license agreements with Novartis for iloperidone and VSF-173, for which we would be obligated to make license payments. If the products are successfully commercialized we will be required to pay certain royalties based on net sales for each of the licensed products. Please see Note 11 to the financial statements included with this report for a more detailed description of these license agreements.

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

Prospective Information

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additions to personnel and clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including our continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, payments received or made under potential collaborative agreements, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing and our or our potential partners’ success in developing markets for our product candidates. Based on our current operating plans, we believe that our existing cash, restricted cash and cash equivalents, including the proceeds from our initial public offering will be sufficient to complete and report the results from our ongoing iloperidone and VEC-162 Phase III clinical trials that are both expected to be completed by the end of 2006 and to continue additional development and clinical activities for our product candidates.

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

Interest rates

Our exposure to market risk is currently confined to our cash and cash equivalents, restricted cash and marketable securities that have maturities of less than 12 months. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, restricted cash and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.

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

a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. Based upon this evaluation, management has concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission.

b)  Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that have occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For example, if certain of our methods for analyzing our trial data are not approved by the FDA, we may fail to obtain regulatory approval for our product candidates. We plan to use appropriate statistical methods for analysis of our data. In addition to conventional statistical models, we may be using a “mixed-method repeated measures” statistical model to analyze data from our Phase III trial for iloperidone, as we believe that this model will reduce certain biases that can be associated with other statistical models. We have discussed the use of this statistical model with the FDA in an August 2005 guidance meeting, and they have agreed that the model is valid. However, to our knowledge, the “mixed-method repeated measures” statistical model has not been previously used as the primary basis for judging efficacy in a clinical trial by the FDA. If the FDA does not approve of our findings based on our “mixed-method repeated measures” model, our clinical trial for iloperidone may not be successful.

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

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs through mid-2007, and after that time we will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will delay a Phase II VSF-173 trial for excessive sleepiness until late 2007, and that our clinical trials will generally be conducted in accordance with our expectations, that we will not expend significant funds on the four week injectable formulation of, or bipolar indication for, iloperidone or on a Phase II or Phase III trial of VEC-162 for depression, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain key personnel and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and we may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

The Company does not plan to initiate the Phase II VSF-173 trial for excessive sleepiness until late 2007 and may delay other non-priority manufacturing activities as a result of its iloperidone and VEC-162 Phase III trials being completed ahead of schedule. The Company expects that these actions will focus the Company’s currently available resources on the Company’s two lead product candidates. However, these actions are not expected to result in any significant delays in the Company’s overall clinical development results, including with respect to VSF-173.

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

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly as we increase our research and development, clinical trial and administrative activity. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds and product candidates since March 2003. As of September 30, 2006, we have accumulated net losses of approximately $87.9 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, conduct clinical trials, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

If our CTD contractors do not successfully carry out their duties or if we lose our relations with our CTD contractors, our NDA could be delayed.

We are dependent on third-party vendors for the preparation of the Common Technical Dossier (CTD) for the NDA we expect to file for iloperidone by the end of 2007. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our program. If they fail to devote sufficient time and resources to our NDA preparation or if their performance is substandard, it will delay the approval of our products.

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. Consequently, the NDA and commercialization of our product candidates could be delayed.

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

We believe the primary competitors for each of our product candidates are as follows:

•	For iloperidone in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone) by Johnson & Johnson (including the depot formulation Risperdal® Consta®), Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Bristol-Myers Squibb Company/Otsuka Pharmaceutical Co., Ltd., and Geodon® (ziprasidone) by Pfizer Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials for the treatment of schizophrenia include bifeprunox (Wyeth/Solvay S.A./Lundbeck A/S), paliperidone (Johnson & Johnson), and asenapine (Pfizer).

•	For VEC-162 in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by Sanofi-Aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic benzodiazepines such as trazodone and doxepin, and over-the-counter remedies such as Benadryl ®and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia include indiplon (Neurocrine Biosciences, Inc.) gaboxadol (Merck & Co., Inc./Lundbeck A/S), and low-dose doxepin (Silenortm, Somaxon Pharmaceuticals, Inc.).

•	For VEC-162 in the treatment of depression, agomelatine (Les Laboratoires Servier), antidepressants such as Paxil® (paroxetine) by GSK, Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, and Lexapro (escitalopram) by Lundbeck/Forest Pharmaceuticals Inc., Effexor® (venlafaxine) by Wyeth as well as other compounds such as Wellbutrin® (buproprion) by GlaxoSmithKline (GSK) and Cymbalta® (duloxetine) by Eli Lilly.

•	For VSF-173 in the treatment of excessive sleepiness, Provigil® (modafinil) by Cephalon Inc. and Xyrem® (sodium oxybate) by Jazz Pharmaceuticals, Inc.

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

As of October 31, 2006, we had 45 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations, continue our development activities and commercialize our product candidates. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

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

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our product candidates in clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our compounds are intended to treat behavioral disorders, and it is possible that we may be held liable for the behavior and actions of patients who use our compounds. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products. Although we maintain general liability and product liability insurance, our aggregate coverage limit under this insurance is $10,000,000, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. In addition, product liability insurance is becoming increasingly expensive, and we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.

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

In addition to the rights we have licensed from Novartis and BMS relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of October 31, 2006, we owned fourteen pending provisional patent applications in the United States and three pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the United States, relating to our product candidates in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

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

If our existing stockholders sell a large number of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering in April 2006 are freely tradable without restriction or further registration under the federal securities laws, unless purchased by an “affiliate” as that term is used in Rule 144 under the Securities Act of 1933, as amended. As of October 31, 2006, approximately 12,178,110 additional shares of our common stock may be immediately resold by their holders pursuant to and subject to the provisions of Rule 144 under the Securities Act of 1933, as amended (including restrictions imposed on our affiliates by Rule 144). An additional 3,684,594 shares of common stock will be eligible for resale by their holders on or about December 9, 2006, pursuant to and subject to the provisions of Rule 144 (including restrictions imposed on our affiliates by Rule 144). By December 31, 2006, an additional 3,151 shares of our currently outstanding common stock will become vested to their respective holders by the terms of our Second Amended and Restated Management Equity Plan, and will be eligible for resale by their holders pursuant to and subject to the provisions of Rule 144 (including restrictions imposed on our affiliates pursuant to Rule 144).

Also, holders of 15,797,652 shares of our common stock have rights with respect to the registration of the sale of their shares of common stock with the SEC.

We have registered 1,569,667 shares of common stock that we are obligated to issue upon the exercise of currently outstanding options granted under, our Second Amended and Restated Management Equity Plan. Upon the exercise of these options in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144.

We have also registered 1,500,000 shares of common stock that are authorized for issuance under our 2006 Equity Incentive Plan. The shares authorized for issuance under our 2006 Equity Incentive Plan can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144. We have granted options to purchase 103,692 shares under our 2006 Equity Incentive Plan as of September 30, 2006, none of which are vested.

Existing stockholders may significantly influence us, which could delay or prevent an acquisition by a third party or result in the entrenchment of management or the board of directors.

As of September 30, 2006 the executive officers, key employees and directors and their affiliates beneficially owned, in the aggregate, approximately 72% of our outstanding common stock. As a result, these stockholders, if acting together, may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing either a third party from acquiring control over us or any changes to our management or board of directors.

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

Unregistered Sales of Equity Securities

During the three months ended September 30, 2006, we granted options to purchase an aggregate of 100,978 shares of our common stock to our employees under our 2006 Stock Plan.

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

We have used a portion of , and intend to continue to use, these proceeds for general corporate and research and development expenses, including for our current clinical trials for iloperidone and VEC-162 and clinical manufacturing expenses relating to the development of our lead product candidates. The unused net proceeds from the initial public offering are invested in investment grade securities. The use of proceeds is not materially different from the use of proceeds described in the final prospectus for our initial public offering, except that we will not initiate a Phase II trial for VSF-173 with these proceeds as we plan to focus our currently available resources on our two lead product candidates.

The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product development and commercialization efforts and the amount of cash used by our operations.

Item 5.	Other Information

(a) On November 9, 2006, we entered into indemnification agreements with each of Dr. Paolo Baroldi, our Chief Medical Officer, and H. Thomas Watkins, one of our directors. The indemnification agreements with Dr. Baroldi and Mr. Watkins are in the form attached as Exhibit 10.11 to the Company’s final registration statement on Form S-1 relating to its initial public offering.

Item 6.	Exhibits

Exhibit
Number		Description

3	.6*	Amended and Restated Bylaws
3	.8*	Amended and Restated Certificate of Incorporation
4	.1*	2004 Securityholder Agreement (as amended)
4	.4*	Specimen certificate representing the common stock of the registrant
31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-130759).

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

November 9, 2006

/s/  Steven A. Shallcross
Steven A. Shallcross
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

November 9, 2006

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit
Number		Description

3	.6*	Amended and Restated Bylaws
3	.8*	Amended and Restated Certificate of Incorporation
4	.1*	2004 Securityholder Agreement (as amended)
4	.4*	Specimen certificate representing the common stock of the registrant
31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-130759).

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