Form 10-Q
period 2007-03-31
Vanda Pharmaceuticals Inc.
filed 2007-05-08
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-51863

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9605 Medical Center Drive, Suite 300 Rockville, Maryland	20850 (Zip Code)
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

As of May 2, 2007, there were 26,579,237 shares of the Registrant’s Common Stock issued and outstanding.

Vanda Pharmaceuticals Inc.
(A Development Stage Enterprise)

Form 10-Q Index

For the Three Months Ended March 31, 2007

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 and for the period from March 13, 2003 (inception) to March 31, 2007	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2007	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and for the period from March 13, 2003 (inception) to March 31, 2007	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	28
ITEM 4.	Controls and Procedures	28

PART II — OTHER INFORMATION
ITEM 1A.	Risk Factors	29
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 6.	Exhibits	43
Signatures		44
Exhibit Index		45

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$64,221,338	$30,928,895
Marketable securities	62,698,169	941,981
Prepaid expenses, deposits and other current assets	1,838,638	1,949,466

Total current assets	128,758,145	33,820,342
Marketable securities, long-term	3,000,181	—
Property and equipment, net	1,829,893	1,859,704
Deposits	150,000	150,000
Restricted cash	430,230	430,230

Total assets	$134,168,449	$36,260,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,010,347	$2,783,249
Accrued expenses	4,904,128	6,322,808

Total current liabilities	6,914,475	9,106,057
Deferred rent	246,075	238,413
Deferred grant revenue	142,411	129,950
Other long-term liabilities	59,683	28,984

Total liabilities	7,362,644	9,503,404

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 150,000,000 and 150,000,000 shares authorized as of March 31, 2007 and December 31, 2006, respectively; 26,561,779 and 22,128,534 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	26,562	22,129
Additional paid-in capital	242,029,862	126,578,588
Accumulated other comprehensive loss	(17,283)	(3,269)
Deficit accumulated during the development stage	(115,233,336)	(99,840,576)

Total stockholders’ equity	126,805,805	26,756,872

Total liabilities and stockholders’ equity	$134,168,449	$36,260,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Period from
	Three Months	Three Months	March 13, 2003
	Ended	Ended	(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007

Revenues from services	$—	$—	$81,545
Operating expenses:
Research and development	10,592,059	15,488,554	89,006,965
General and administrative	6,233,549	2,924,948	30,439,304

Total operating expenses	16,825,608	18,413,502	119,446,269

Loss from operations	(16,825,608)	(18,413,502)	(119,364,724)
Other income (expense):
Interest income	1,433,654	293,861	4,225,224
Interest expense	—	(2,809)	(80,485)
Other income	—	—	602

Total other income, net	1,433,654	291,052	4,145,341

Loss before tax provision	(15,391,954)	(18,122,450)	(115,219,383)
Tax provision	806	—	13,953

Net loss	(15,392,760)	(18,122,450)	(115,233,336)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	(33,486,623)

Net loss attributable to common stockholders	$(15,392,760)	$(18,122,450)	$(148,719,959)

Basic and diluted net loss per share applicable to common stockholders	$(0.61)	$(385.61)

Shares used in calculation of basic and diluted net loss per share applicable to common stockholders	25,340,455	46,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development	Comprehensive
	Shares	Par Value	Capital	Loss	Stage	Loss	Total

Balances at December 31, 2006	22,128,534	$22,129	$126,578,588	$(3,269)	$(99,840,576)		$26,756,872
Follow-on offering of common stock, net of issuance costs	4,370,000	4,370	111,286,849	—	—		111,291,219
Employee stock-based compensation	—	—	3,999,046	—	—		3,999,046
Exercise of stock options	63,245	63	56,453	—	—		56,516
Non-employee stock-based compensation	—	—	108,926	—	—		108,926
Comprehensive loss:
Net loss	—	—	—	—	(15,392,760)	$(15,392,760)
Cumulative translation adjustment	—	—	—	(12,785)	—	(12,785)
Net unrealized losses on marketable securities	—	—	—	(1,229)	—	(1,229)

Comprehensive loss						$(15,406,774)	(15,406,774)

Balances at March 31, 2007	26,561,779	$26,562	$242,029,862	$(17,283)	$(115,233,336)		$126,805,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			March 13, 2003
	Three Months Ended	Three Months Ended	(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007

Cash flows from operating activities
Net loss	$(15,392,760)	$(18,122,450)	$(115,233,336)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	148,671	120,235	1,575,431
Employee and non-employee stock-based compensation	4,107,972	1,520,317	15,420,682
Loss on disposal of assets	—	29,528	29,528
Accretion of discount on investments	(230,268)	(92,261)	(651,342)
Changes in assets and liabilities:
Prepaid expenses, deposits and other current assets	109,921	(252,666)	(1,834,523)
Long-term deposits	—	—	(150,000)
Accounts payable	(767,846)	1,122,758	2,001,454
Accrued expenses	(1,419,185)	4,627,273	4,901,261
Deferred grant revenue	—	—	129,950
Other liabilities	38,361	328,546	305,758

Net cash used in operating activities	(13,405,134)	(10,718,720)	(93,505,137)
Cash flows from investing activities
Purchases of property and equipment	(118,678)	(358,048)	(3,310,291)
Purchases of marketable securities	(65,477,330)	(1,639,702)	(179,556,114)
Proceeds from sales of marketable securities	—	—	82,137,888
Maturities of marketable securities	950,000	4,270,000	32,370,000
Investments in restricted cash	—	—	(430,230)

Net cash (used in) provided by investing activities	(64,646,008)	2,272,250	(68,788,747)
Cash flows from financing activities
Proceeds from borrowings on note payable	—	—	515,147
Principal payments on obligations under capital lease	—	(344)	(94,456)
Principal payments on note payable	—	(45,873)	(515,147)
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	61,795,187
Proceeds from exercise of stock options and warrants	56,516	294	215,386
Proceeds from issuance of common stock, net of issuance costs	111,291,219	—	164,625,169

Net cash provided by (used in) financing activities	111,347,735	(45,923)	226,541,286
Effect of foreign currency translation	(4,150)	(458)	(26,064)

Net increase (decrease) in cash and cash equivalents	$33,292,443	$(8,492,851)	$64,221,338

Cash and cash equivalents
Beginning of period	$30,928,895	$21,012,815	$—

End of period	$64,221,338	$12,519,964	$64,221,338

Supplemental disclosure
Cash payments for interest	$—	$3,186	$73,804

Supplemental disclosure of non-cash financing activities
Equipment acquired through obligation under capital lease	$—	$—	$95,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business organization and presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of small molecule therapeutics, with exclusive worldwide commercial rights to three product candidates in clinical development for various central nervous system disorders. Vanda commenced its operations on March 13, 2003. The Company’s lead product candidate, iloperidone, is a compound for the treatment of schizophrenia and bipolar disorder, which has demonstrated positive top-line results from a Phase III clinical trial in schizophrenia completed in December 2006. The Company expects to file a New Drug Application (NDA) for iloperidone in schizophrenia with the United States Food and Drug Administration (FDA) by the end of 2007. The Company’s second product candidate, VEC-162, is a compound for the treatment of sleep and mood disorders, which demonstrated positive top-line results from a Phase III clinical trial in transient insomnia completed in November 2006. VEC-162 is also ready for Phase II trials for the treatment of depression. The Company expects to conduct another trial of VEC-162 in the third quarter of 2007. The Company’s third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness and the Company recently initiated its first VSF-173 Phase II clinical trial.

Initial public and follow-on offerings

The Company completed its initial public offering in April 2006. The offering totaled 5,964,188 shares of common stock at a public offering price of $10.00 per share, resulting in net proceeds to the Company of approximately $53.3 million after deducting payments of underwriters’ discounts and commissions and offering expenses.

In January 2007 the Company completed its follow-on offering. The offering totaled 4,370,000 shares of common stock at a public offering price of $27.29 per share, resulting in net proceeds to the Company of approximately $111.3 million after deducting underwriting discounts and commissions and offering expenses.

Capital resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and market research. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

The Company’s activities will necessitate significant uses of working capital throughout 2007 and beyond. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s research and development efforts, payments received under contractual agreements with other parties, if any, and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities and believes that its current capital resources will be sufficient to meet its current operating needs into early 2008, and after that time, the Company will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will file an NDA for iloperidone in schizophrenia with the FDA by the end of 2007, that we will continue to expend funds in preparation of a commercial launch of iloperidone, that we will expend funds on the extended-release injectable formulation of iloperidone, that we will initiate another VEC-162 trial in the third quarter of 2007 and that this trial will be conducted in accordance with our expectations, that we will conduct our VSF-173 Phase II trial for excessive sleepiness in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for iloperidone, that we will continue to evaluate pre-

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities.

The Company may need to raise additional funds more quickly if one or more of the above assumptions proves to be incorrect, if the Company chooses to expand its product development efforts more rapidly than presently anticipated or if the Company seeks to acquire additional product candidates. The Company may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. However, the Company may not be able to raise additional funds on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its research and development activities, the Company may not be able to continue operations, or the Company may have to enter into collaboration agreements that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the drug development process than is currently intended.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (SEC), for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2006 included in the Company’s annual report on the Form 10-K. The financial information as of March 31, 2007 and for the periods of the three months ended March 31, 2007 and March 31, 2006 and for the period from March 13, 2003 (inception) to March 31, 2007, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report incorporated by reference in Form 10-K for calendar year 2006.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned Singapore subsidiary. All inter-company balances and transactions have been eliminated.

2.	Summary of Significant Accounting Policies

Cash and cash equivalents

For purposes of the condensed consolidated balance sheets and condensed consolidated statements of cash flows, cash equivalents represent highly-liquid investments with a maturity of three months or less at the date of purchase.

Marketable securities

The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, amortization of premium and accretion of discount on marketable securities, and realized gains and losses on securities are included in interest income in the statements of operations. Marketable securities with a maturity of more than one year at the end of the period are classified as long-term securities.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash

During 2005, in conjunction with the lease of the new office and laboratory space in Rockville, MD, the Company provided the landlord with a letter of credit, which was collateralized with a deposit in the amount of $430,230. The deposit is recorded as non-current restricted cash at March 31, 2007 since the letter of credit is required until the lease expires in 2016.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company places its cash and cash equivalents and marketable securities with highly-rated financial institutions. At March 31, 2007, the Company maintained all of its cash and cash equivalents in four financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Employee stock-based compensation

The Company accounts for the employee stock-based compensation expenses in accordance with the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, compensation costs for all stock-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.

For stock awards granted in 2006 and 2007, expenses are amortized under the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the condensed consolidated statements of operations for the first three months of 2006 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted during 2006 and 2007 were estimated to be approximately 2% based on the Company’s historical experience.

Total employee stock-based compensation expense recognized during the three months ended March 31, 2007 and 2006 comprised of the following:

			Period from
	Three Months	Three Months	March 13, 2003
	Ended	Ended	(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007

Research and development	$1,003,370	$142,629	$2,536,380
General and administrative	2,995,676	1,344,582	12,695,314

Stock-based compensation expense	$3,999,046	$1,487,211	$15,231,694

Stock-based compensation expense per basic and diluted share of common stock	$0.16	$31.64

As of March 31, 2007, $38.3 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2007, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 1,282,211 shares were subject to outstanding options granted under the 2004 Plan as of March 31, 2007, and no additional options will be granted under this plan. Reserved under the 2006 Plan as of March 31, 2007 are 2,385,141 shares of the Company’s common stock of which 1,487,500 shares were subject to outstanding options to employees and non-employees as of March 31, 2007.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of March 31, 2007. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006 and options granted to new employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the option awards and the remaining 75% of the option award vest and become exercisable monthly in equal installments thereafter over three years. Option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. Certain option awards provide for accelerated vesting if there is a change in control.

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

Assumptions used in the Black-Scholes model for employee stock options granted during the three months ended March 31, 2007 were as follows:

Expected dividend yield	0.00%
Expected volatility	73.00%
Expected term (years)	6.25
Weighted average risk-free interest rate	4.86%

A summary of option activity for the 2004 Plan is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
	Shares	Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2006	1,347,205	$1.69
Forfeited	(1,749)	1.51
Exercised	(63,245)	0.89		$1,606,852

Outstanding at March 31, 2007	1,282,211	$1.73	8.47	$28,976,600

Exercisable at March 31, 2007	420,156	$1.60	8.46	$9,551,952

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity for the 2006 Plan is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
	Shares	Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2006	359,527	$20.21
Granted	1,137,301	30.60
Forfeited	(9,328)	27.39

Outstanding at March 31, 2007	1,487,500	$28.10	9.77	$(5,570,345)

Exercisable at March 31, 2007	51,324	$28.82	9.79	$(228,655)

The weighted average grant-date fair value of options granted during the three months ended March 31, 2007 was $21.19 per share. For the three months ended March 31, 2007 and 2006 the Company received a total of $56,516 and $294, respectively, in cash from options exercised under the stock-based arrangements.

Equity instruments issued to non-employees

The equity instruments issued to non-employees in exchange for services are recorded at the fair value of the equity instruments on the measurement date. The measurement of expense is subject to periodic adjustment as the underlying equity instruments vest and the performance by the third party is complete. The Company recognizes the fair value of non-employee equity instruments in the same periods and in the same manner as if the Company had paid cash for the services.

As of March 31, 2007 an aggregate of 38,125 shares were subject to outstanding options granted to non-employees under the 2004 Plan and 2006 Plan of which 34,074 options are subject to vesting. Total non-employee equity-based compensation expense, recognized during the first three months of 2007 and 2006 was comprised of the following:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Research and development	$51,606	$33,105
General and administrative	57,320	—

	$108,926	$33,105

During 2006 the Company entered into two additional consulting agreements that may require the Company to grant options to purchase up to 20,000 shares of common stock to consultants subject to certain performance criteria. As of March 31, 2007 the options have not been issued as the performance criteria have not been satisfied and the terms of the stock option grants have not been finalized.

Recognition of expenses from outsourced contracts

Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes operating expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and development expenses

The Company’s research and development expenses consist primarily of fees paid to third parties in connection with the services they provide for our clinical trials, costs of contract manufacturing services, license fees, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, other related costs and stock-based compensation related to our research and development personnel. We expense research and development costs as they are incurred, including payments made to date under our license agreements. Manufacturing-related costs are also included in research and development expenses as we do not yet have FDA approval for any of our product candidates. Costs related to our acquisitions of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use.

General and administrative expenses

General and administrative costs consist primarily of salaries, other related costs and stock-based compensation for personnel serving executive, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative costs also include third party expenses incurred to support business development, marketing and other business activities related to our product candidate iloperidone, in anticipation of its commercial launch.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred grant revenue

Vanda Singapore entered into an agreement with the Economic Development Board of Singapore (EDB) to provide a grant for a development project. During 2005, the Company received its first reimbursement under the agreement. Given that the Company has not met all of the conditions attached to the grant expected to be met to date and under certain conditions EDB may reclaim funds paid to date, the payment has been recorded as deferred grant revenue at March 31, 2007.

Recent accounting pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 outlines a common definition of fair value and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company will need to adopt SFAS 157 for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

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

Net loss attributable to common stockholders per share is calculated in accordance with SFAS No. 128, Earnings per Share, and Staff Accounting Bulletin (SAB) No. 98. Basic earnings per share (EPS) is calculated by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, reduced by the weighted average unvested shares of common stock subject to repurchase.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Numerator:
Net loss attributable to common stockholders	$(15,392,760)	$(18,122,450)

Denominator:
Weighted average shares of common stock outstanding	25,365,415	99,526
Weighted average unvested shares of common stock subject to repurchase	(24,960)	(52,529)

Denominator for basic and diluted net loss per share	25,340,455	46,997

Basic and diluted net loss per share applicable to common stockholders	$(0.61)	$(385.61)

Anti-dilutive securities not included in diluted net loss per share calculation:
Series A and B Preferred Stock	—	15,794,632
Options to purchase common stock	2,769,711	1,569,667
Warrants to purchase common stock	—	50,335

	2,769,711	17,414,634

Upon consummation of the initial public offering on April 12, 2006, all shares of the Company’s Series A Preferred Stock and Series B Preferred Stock were converted into an aggregate of 15,794,632 shares of common stock. Additionally, the holders of the warrants to purchase common stock exercised theirs warrants upon the Company’s initial public offering.

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term
U.S. Treasury and government agencies	$16,788,621	$2,979	$—	$16,791,600
U.S. corporate debt	45,454,749	4,150	(8,535)	45,450,364
U.S. asset-based securities	456,199	6	—	456,205

	$62,699,569	$7,135	$(8,535)	$62,698,169

Long-term
U.S. Treasury and government agencies	$3,000,000	$181	$—	$3,000,181

	$3,000,000	$181	$—	$3,000,181

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. corporate debt	$941,970	$36	$(25)	$941,981

	$941,970	$36	$(25)	$941,981

5.	Prepaid expenses, deposits and other current assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets:

	March 31,	December 31,
	2007	2006

Deposits with vendors	$820,000	$820,000
Prepaid insurance	106,626	337,332
Accrued interest income	425,387	97,575
Other prepaid expenses	468,281	517,629
Prepaid follow-on offering costs	—	69,064
Other receivables	18,344	107,866

	$1,838,638	$1,949,466

6.	Property and Equipment

Property and equipment — at cost:

	Estimated Useful Life	March 31,	December 31,
	(Years)	2007	2006

Laboratory equipment	5	$1,679,760	$1,675,375
Computer equipment	3	856,354	741,404
Furniture and fixtures	7	169,568	169,549
Leasehold improvements	10	739,428	736,518

		3,445,110	3,322,846
Less — accumulated depreciation and amortization		(1,615,217)	(1,463,142)

		$1,829,893	$1,859,704

Depreciation and amortization expense for the three months ended March 31, 2007 was $148,671, for the three months ended March 31, 2006 was $120,235 and for the period from March 13, 2003 (inception) to March 31, 2007 was $1,575,431.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006

Accrued research and development expenses	$3,788,910	$3,552,050
License fees	—	1,000,000
Bonus accrual	231,425	1,084,512
Accrued professional fees	408,331	329,177
Employee benefits	185,182	78,656
Lease abandonment , current portion	250,529	232,388
Other accrued expenses	39,751	46,025

	$4,904,128	$6,322,808

8.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $4.8 million under operating real estate leases for its current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively, and for its research facility in Singapore expiring in 2009.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of March 31, 2007.

Licensing agreements

The Company’s rights to develop and commercialize the clinical-stage product candidates are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Iloperidone.  The Company acquired exclusive worldwide rights to patents for iloperidone through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $500,000 and is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. The Company may meet a milestone in 2007 under this license agreement, for which the Company would be obligated to make a license payment of $5 million.

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

VEC-162.  In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VEC-162. In partial consideration for the license, the Company paid BMS an initial license fee of $500,000 and is obligated to make future milestone payments to BMS of less than $40 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of VEC-162 at a rate which, as a percentage of net sales, is in the low teens. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for VEC-162 to use commercially reasonable efforts to develop and commercialize VEC-162 and to meet certain milestones in initiating and completing certain clinical work. During March 2006, the Company met its first milestone relating to the initiation of the Phase III clinical trial for VEC-162 and recorded a license fee expense of $1,000,000.

BMS holds certain rights with respect to VEC-162 in the license agreement. If the Company has not agreed to one or more partnering arrangements to develop and commercialize VEC-162 in certain significant markets with one or more third parties after the completion of the Phase III program, BMS has the option to exclusively develop and commercialize VEC-162 on its own on pre-determined financial terms, including milestone and royalty payments. If the Company seeks a co-promotion agreement for VEC-162, BMS has a right of first negotiation to enter into such an agreement with the Company.

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

VSF-173.  In June 2004, the Company entered into a license agreement with Novartis under which the Company received an exclusive worldwide license to develop and commercialize VSF-173. In consideration for the license, the Company paid Novartis an initial license fee of $500,000. The Company is also obligated to make future milestone payments to Novartis of less than $50 million in the aggregate (the majority of which are tied to sales milestones) and royalty payments at rates which, as a percentage of net sales, range from the low-to-mid teens. During the three months ended March 31, 2007, the Company met its first milestone under this license agreement relating to the initiation of the Phase II clinical trial for VSF-173, and recorded a license fee expense of $1,000,000.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Novartis has the right to co-develop and exclusively commercialize VSF-173 on its own after the completion of Phase II and Phase III programs in exchange for certain milestones and royalty payments. In the event that Novartis chooses not to exercise either of these options and the Company decides to enter into a partnering arrangement to commercialize VSF-173, Novartis has a right of first refusal to negotiate such an agreement with the Company, as well as a right to submit a last matching counteroffer regarding such an agreement. In addition, the rights with respect to VSF-173 may terminate, in whole or in part, if the Company fails to meet certain development and commercialization milestones described in the license agreement relating to the time it takes the Company to complete the development work on VSF-173. These rights may also terminate in whole or in part if the Company fails to make royalty or milestone payments or if the Company does not comply with requirements in the license agreement regarding its financial condition. In the event of an early termination of the license agreement, all rights licensed and developed by the Company under this agreement may revert back to Novartis.

Future license payments.  No amounts were recorded as liabilities nor were any other contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of March 31, 2007, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

Research and development agreements

The Company entered into agreements with several organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for these services may be terminated on no more than 60 days notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination.

11.	Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on our financial position or results of operations. In addition, there are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results. The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2007 or December 31, 2006, except for an estimated tax expense resulting from the research and development agreement with the Company’s subsidiary in Singapore. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at March 31, 2007 and December 31, 2006. Under the Tax Reform Act of 1986, the amounts of and benefits from the operating loss carryforwards may be impaired in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Various statements in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” and “could,” and similar expressions or words, identify forward-looking statements. Such forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Vanda is at an early stage of development and may not ever have any products that generate significant revenue. Important factors that could cause actual results to differ materially from those reflected in Vanda’s forward-looking statements include, among others:

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

Our Business

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage product candidates for central nervous system disorders, with exclusive worldwide commercial rights to three product candidates in clinical development for various central nervous system disorders. Our lead product candidate, iloperidone, is a compound for the treatment of schizophrenia and bipolar disorder. In December 2006 we announced positive top-line results from our Phase III trial of iloperidone for schizophrenia. Our second product candidate, VEC-162, is a compound for the treatment of sleep and mood disorders. In November 2006 we announced positive top-line results from our Phase III trial of VEC-162 in transient insomnia. VEC-162 is also ready for Phase II trials for the treatment of depression. We expect to conduct another trial of VEC-162 in the third quarter of 2007. Our third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness and we recently initiated our first VSF-173 Phase II clinical trial.

We expect to file a New Drug Application (NDA) for iloperidone in schizophrenia with the United States Food and Drug Administration (FDA) by the end of 2007. We will have to conduct additional trials for VEC-162 prior to our filing of an NDA for VEC-162, and we expect to begin our next trial in the third quarter of 2007. Assuming successful outcomes of our clinical trials and approval by the FDA, we may commercialize iloperidone and VSF-173 with our own sales force in the U.S., and expect to commercialize VEC-162 through a partnership with a global pharmaceutical company, although we have not yet identified such a global partner.

We are a development stage enterprise and have accumulated net losses of approximately $115.2 million since the inception of our operations through March 31, 2007. We have no product revenues to date and have no approved products for sale. Since inception we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and market research. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product candidates, iloperidone and VEC-162, and on the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in the “Risk factors” section of this quarterly report on Form 10-Q.

We completed our initial public offering in April 2006. The offering totaled 5,964,188 shares of common stock at a public offering price of $10.00 per share, resulting in net proceeds to the Company of approximately $53.3 million, after deducting underwriters’ discounts and commissions as well as offering expenses.

In January 2007 we completed our follow-on offering. The offering totaled 4,370,000 shares of common stock at the public offering price of $27.29 per share, resulting in net proceeds to the Company of approximately $111.3 million after deducting underwriting discounts and commissions and offering expenses.

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, including the proceeds from the follow-on offering we completed in January 2007, will be sufficient to meet our anticipated operating needs through early 2008, and after that time we will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will file an NDA for iloperidone in schizophrenia with the FDA by the end of 2007, that we will continue to expend funds in preparation of a commercial launch of iloperidone, that we will expend funds on the extended-release injectable formulation of iloperidone, that we will initiate anotherVEC-162 trial in the third quarter of 2007 and that this trial will be conducted in accordance with our expectations, that we will conduct our VSF-173 Phase II trial for excessive sleepiness in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for iloperidone, that we will continue to evaluate pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities.

We may need to raise additional funds more quickly if one of the above assumptions proves to be incorrect, if we choose to expand our product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and we may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

Iloperidone

We reported positive top-line results from our Phase III trial of iloperidone in schizophrenia in December 2006. The primary endpoint of the trial was efficacy versus placebo on the Positive and Negative Symptoms Scale (PANSS), for which iloperidone demonstrated statistically significant improvement. Iloperidone also demonstrated statistically significant improvement versus placebo in several other measures of efficacy. Iloperidone also appeared to be safe and well-tolerated in the trial, which reinforced the results of three short-term and three long-term clinical trials of iloperidone conducted by Novartis or by Vanda and comprising a total of over 3,000 patients, in which iloperidone differentiated itself from currently available atypical antipsychotics by offering a number of reduced side effects.

From inception to March 31, 2007 we incurred approximately $50.7 million in research and development costs directly attributable to our development of iloperidone. During the first quarter of 2007, we held our Pre-NDA meeting with the FDA. This meeting was largely procedural, and focused on the structure and content of our NDA submission. Based on this meeting, we remain confident that we will be able to file our NDA for iloperidone in schizophrenia in the fourth quarter of 2007. We would then expect to launch iloperidone commercially in early 2009. However, the time it takes to receive cash inflows from the sale of iloperidone are highly dependent on facts and circumstances that we may not be able to control and are subject to a number of risks. For example, delays in the approval process and subsequent commercial launch of iloperidone following our filing may occur if the FDA fails to attend to our filing in a timely manner or requires further data to approve iloperidone. Please see the “Risk factors” section of this quarterly report on Form 10-Q for a more detailed discussion of these and other risks.

VEC-162

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

From inception to March 31, 2007 we incurred approximately $23.8 million in direct research and development costs of VEC-162. We believe that we will have to conduct additional trials to receive FDA approval of VEC-162. In April 2007, we held our End of Phase II meeting with the FDA to discuss future clinical trial designs and our path to an NDA filing for VEC-162 in sleep disorders. We expect to initiate our next trial in the third quarter of 2007.

VSF-173

We have recently announced the initiation of a Phase II clinical trial for our product candidate VSF-173 in excessive sleepiness. The trial is a randomized, double-blind, placebo-controlled study to investigate the efficacy and safety of three oral doses of VSF-173 for the treatment of induced excessive sleepiness. We anticipate that approximately 60 healthy male and female subjects will participate in the study. The primary endpoint of the study is the difference from placebo on the Maintenance of Wakefulness Test (MWT), a standard measure of sleepiness.

Excessive sleepiness is a common symptom that can significantly impair a person’s ability to function. The effects of excessive sleepiness range from mild sleepiness to unrecognized episodes of “microsleeps” and uncontrollable sleep attacks. Excessive sleepiness is a symptom of many disorders, including obstructive sleep apnea, narcolepsy, shift worker sleep disorder, Parkinson’s, and Alzheimer’s disease.

From inception to March 31, 2007 we incurred approximately $4.1 million in direct research and development costs related to VSF-173, including a milestone license fee of $1.0 million paid upon the initiation of our first Phase II clinical trial.

Revenues

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

Research and development expenses

The Company’s research and development expenses consist primarily of fees paid to third parties in connection with the services they provide for our clinical trials, costs of contract manufacturing services, license fees, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as they are incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and pharmacogenetics and pharmacogenomics expertise. From inception through March 31, 2007 we incurred research and development expenses in the aggregate of approximately $89.0 million, including stock-based compensation expenses of approximately $2.5 million. We expect our research and development expenses to increase as we continue to develop our product candidates. We also expect to incur substantial licensing costs in the future, as we continue our efforts to develop our product candidates and to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the three months ended March 31, 2007, three months ended March 31, 2006 and the period from March 13, 2003 (inception) to March 31, 2007. Included in this table are the research and development expenses recognized in connection with our product candidates in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

			From
	Three Months Ended	Three Months Ended	March 13, 2003
	March 31,	March 31,	(Inception) to
	2007	2006	March 31, 2007

Direct Project Costs(1)
Iloperidone	$5,322,000	$11,671,000	$50,698,000
VEC-162	2,796,000	2,753,000	23,815,000
VSF-173	1,484,000	299,000	4,053,000
Other Product Candidates	459,000	291,000	3,493,000

Total Direct Product Costs	10,061,000	15,014,000	82,059,000
Indirect Project Costs(1)
Facility	131,000	173,000	1,215,000
Depreciation	110,000	102,000	1,373,000
Other Indirect Overhead	290,000	199,000	4,360,000

Total Indirect Expenses	$531,000	$474,000	$6,948,000

Total Research & Development Expenses	$10,592,000	$15,488,000	$89,007,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries, other related costs and stock-based compensation expenses for personnel serving executive, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative costs also include third party expenses incurred to support business development, marketing and other business activities related to our product candidate iloperidone in anticipation of its commercial launch. We expect that our general and administrative expenses will increase as we continue to prepare the commercial launch of our lead product candidates, add personnel and fulfill our reporting obligations applicable to public companies. From inception through March 31, 2007, we incurred general and administrative expenses in the aggregate of approximately $30.4 million, including stock-based compensation expenses of approximately $12.7 million.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2006 included in our annual report on the Form 10-K. However, we believe that the following critical accounting policies relating to accrued expenses and stock-based compensation expense are important to understanding and evaluating our reported financial results, and we have accordingly included them in this report.

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

Employee stock-based compensation

We adopted SFAS 123(R) — Share Based Payment, on January 1, 2006 using the modified prospective transition method of implementation. Accordingly, compensation costs for all stock-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period, as to date the Company granted no awards with market or performance conditions. For stock awards granted in 2006 and 2007, expenses are amortized under the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight line attribution method for all other options.

Factors which affect charges or credits to operations related to stock-based compensation expense are the fair value of the common stock underlying stock options for which stock-based compensation is recorded, the volatility of such fair value, risk-free rate and expected dividend yield used in the calculation of the fair value of the stock option. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. The stock-based compensation expense for a period is based on awards ultimately expected to vest and it is reduced for estimated forfeitures. If our estimated forfeiture rate is too high or too low, it would have the effect of overstating or understating expenses for the period.

Total employee stock-based compensation expense recognized during the first three months of 2007 and 2006 was comprised of the following:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Research and development	$1,003,000	$143,000
General and administrative	2,996,000	1,344,000

Stock-based compensation expense	$3,999,000	$1,487,000

Results of Operations

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of March 31, 2007, we had a deficit accumulated during the development stage of approximately $115.2 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Research and development expenses.  Research and development expenses decreased by approximately $4.9 million, or 32%, to approximately $10.6 million for the three months ended March 31, 2007 compared to approximately $15.5 million for the three months ended March 31, 2006.

The following table discloses the components of research and development expenses reflecting all of our project expenses:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Direct project costs:
Clinical trials	$2,762,000	$11,566,000
Contract research and development, consultants, materials and other costs	4,242,000	1,569,000
Salaries, benefits and related costs	1,054,000	736,000
License fee expense	1,000,000	1,000,000
Stock-based compensation	1,003,000	143,000

Total direct costs	10,061,000	15,014,000
Indirect project costs	531,000	474,000

Total	$10,592,000	$15,488,000

Direct costs decreased approximately $5.0 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily as a result of lower clinical trial expenses for the Company’s iloperidone and VEC-162 Phase III trials that were completed in 2006, offset by continuing clinical manufacturing activities for both iloperidone and VEC-162. Clinical trials expense decreased approximately $8.8 million for the three months ended March 31, 2007 compared to the three months ended

March 31, 2006 primarily due to the cost incurred during the three months ended March 31, 2006 in our Phase III iloperidone and VEC-162 clinical trials that were initiated in the fourth quarter of 2005 and in the first quarter of 2006, respectively. Contract research and development, consulting, materials and other direct costs increased approximately $2.7 million for the three months ended March 31, 2007 relative to the three months ended March 31, 2006, primarily as a result of increased regulatory and manufacturing-related development costs incurred in connection with the manufacturing of clinical supply materials for the iloperidone and the VEC-162 programs. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expense. During the three months ended March 31, 2007 we met the requirement for a $1.0 million milestone payment to Novartis under our license agreement for VSF-173, and during the three months ended March 31, 2006 we met the requirements for a $1.0 million milestone payment to BMS under our license agreement for VEC-162. Salaries, benefits and related costs increased approximately $318,000 for the three months ended March 31, 2007 relative to the three months ended March 31, 2006 due to an increase in personnel to support the development and clinical trial activities for iloperidone, VEC-162 and VSF-173. Stock-based compensation expense increased by approximately $860,000 compared to the three months ended March 31, 2006 as a result of options granted in 2007 and the higher fair value of options granted during 2007 compared to options granted in prior periods.

We expect to continue to incur substantial research and development expenses due to our on-going research and development efforts and as our existing and future product candidates proceed through clinical trials.

General and administrative expenses.  General and administrative expenses increased approximately $3.3 million, or 113%, to approximately $6.2 million for the three months ended March 31, 2007 from approximately $2.9 million for the three months ended March 31, 2006.

The following table discloses the components of our general and administrative expenses:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Salaries, benefits and related costs	$785,000	$589,000
Stock-based compensation	2,996,000	1,345,000
Marketing and related consulting services	1,017,000	—
Legal, accounting and other professional expenses	701,000	256,000
Other expenses	735,000	735,000

Total	$6,234,000	$2,925,000

Salaries, benefits and related costs increased approximately $196,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to an increase in personnel as we continued to develop the administrative structure to support the development and clinical trial activities for iloperidone, VEC-162 and our other product candidates. Stock-based compensation expense increased by approximately $1.7 million as a result of options granted in January 2007 and the higher fair value of options granted during 2007 compared options granted in prior periods. Marketing and related consulting services expenses increased by approximately $1.0 million due to increased business and marketing activity related to our anticipated commercial launch of iloperidone. These increased expenses included market research, branding, medical community cultivation and publication planning costs. Legal, accounting and other professional costs increased approximately $445,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due primarily to a higher level of consulting activity in 2007 in support of business development and higher costs associated with our reporting and other regulatory obligations applicable to public companies.

In 2007 and thereafter we expect our general and administrative expenses to increase substantially. These increased expenses are expected to be necessary to support our discovery and development efforts and our commercial development activities.

Interest income, net.  Net interest income in the three months ended March 31, 2007 was approximately $1.4 million compared to net interest income of approximately $291,000 in the three months ended March 31, 2006. Interest income was higher in 2007 due to higher average cash balances for the year and higher short-term interest rates which generated substantially higher interest income than in 2006.

Liquidity and Capital Resources

We have funded our operations through March 31, 2007 principally with the net proceeds from private preferred stock offerings of approximately $62.0 million, with net proceeds from our April 2006 initial public offering of approximately $53.3 million and with net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

At March 31, 2007, cash and cash equivalents and marketable securities were approximately $129.9 million compared to approximately $31.9 million at December 31, 2006. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. At March 31, 2007 the Company also held a non-current deposit of $430,000 that is used to collateralize a letter a credit issued for its current office lease expiring in 2016.

As of March 31, 2007 and December 31, 2006, our liquidity resources are summarized as follows:

	March 31,	December 31,
	2007	2006

Cash and cash equivalents	$64,221,000	$30,929,000
U.S. Treasury and government agencies	16,792,000	—
U.S. corporate debt securities	45,450,000	942,000
U.S. asset-backed securities	456,000	—

Marketable securities, short-term	62,698,000	942,000
U.S. Treasury and government agencies	3,000,000	—

Marketable securities, long-term	3,000,000	—
	$129,919,000	$31,871,000

Restricted cash	$430,000	$430,000

We maintain cash balances with financial institutions in excess of insured limits, but do not anticipate any losses with respect to such cash balances.

Cash Flow

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Net cash (used in) provided by Operating activities	$(13,405,000)	$(10,719,000)
Investing activities	(64,646,000)	2,272,000
Financing activities	111,348,000	(46,000)
Exchange rate effect on cash and equivalents	(5,000)	—

Net increase (decrease) in cash and cash equivalents	$33,292,000	$(8,493,000)

Net cash used in operations was approximately $13.4 million and approximately $10.7 million for the three months ended March 31, 2007 and 2006, respectively. The net loss for the three months ended March 31, 2007 of approximately $15.4 million was offset primarily by non-cash charges for depreciation and amortization of approximately $149,000, stock-based compensation of approximately $4.1 million, a decrease in accrued expenses and accounts payable of approximately $2.2 million, principally related to clinical trial expenses, and other net changes in working capital. Net cash used in investing activities for the three months ended March 31, 2007 was approximately $64.6 million and consisted primarily of purchases of marketable securities of approximately $65.5 million. Net cash provided by financing activities for the three months ended March 31, 2007 was approximately $111.3 million, consisting primarily of net proceeds from our follow-on offering.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual cash obligations as of March 31, 2007:

	Cash Payments Due by Period
		April to
		December					After
	Total	2007	2008	2009	2010	2011	2011
	(In thousands)

Operating leases	$4,784	$534	$612	$521	$441	$454	$2,222

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively, and for our research facility in Singapore expiring in 2009.

Clinical research organization contracts and other contracts

We entered into agreements with clinical research organizations responsible for conducting and monitoring our clinical trials for iloperidone, VEC-162 and VSF-173. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination). We also entered into agreements with clinical manufacturing organizations and other outside contractors who will be responsible for additional services supporting our on-going clinical development processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

License agreements

In February 2004 and June 2004, we entered into separate licensing agreements with Bristol-Myers Squibb and Novartis, respectively, for the exclusive rights to develop and commercialize our three compounds in clinical development. We are obligated to make payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones. If the products are successfully commercialized we will be required to pay certain royalties based on net sales for each of the licensed products. Please see the notes to the condensed consolidated financial statements included with this report for a more detailed description of these license agreements.

As a result of the successful commencement of the Phase III clinical study of VEC-162 in March 2006 we met the first milestone specified in our licensing agreement with Bristol-Myers Squibb and recorded a related license expense of $1,000,000 during the three months ended March 31, 2006. During March 2007, we met our first milestone under the license agreement with Novartis for VSF-173 relating to the initiation of the Phase II clinical trial and recorded a license fee expense of $1,000,000 during the three months ended March 31, 2007. We may meet another milestone in 2007 under the license agreement with Novartis for iloperidone, for which we would be obligated to make a license payment of $5,000,000. No amounts were recorded as liabilities nor were any other contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of March 31, 2007, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk factors” of this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulations S-K.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Foreign exchange

We currently incur a portion of our operating expenses in Singapore. The reporting currency for our consolidated financial statements is U.S. Dollars. To date, we have determined operating expenses incurred outside of the United States have not been significant. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. However, if operating expenses incurred outside of the United States increase, our results of operations could be adversely impacted by changes in exchange rates. We do not currently hedge foreign currency positions and do not intend to do so for the foreseeable future.

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

Effects of inflation

Our most liquid assets are cash and cash equivalents and marketable securities. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Item 4.	Controls And Procedures

a)   Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based upon this evaluation, management has concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission.

b)   Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that have occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes contained this quarterly report on Form 10-Q, before deciding to invest in shares of our common stock. If any of the following risks is actually realized, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks related to our business and industry

Our success is dependent on the success of our three product candidates in clinical development: iloperidone, VEC-162 and VSF-173. If any of these product candidates are determined to be unsafe or ineffective in humans, whether in clinical trials or commercially, our business will be materially harmed.

Despite the positive results of our recently completed Phase III trials for iloperidone and VEC-162, we are uncertain whether any of our current product candidates in clinical development will ultimately prove to be effective and safe in humans. Frequently, product candidates that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of any of our product candidates, whether in clinical trials or commercially, may reveal that the product candidate is ineffective, unacceptably toxic, has other undesirable side effects or is otherwise not fit for further use. If we are unable to discover and develop products that are safe and effective, our business will be materially harmed.

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

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, including the proceeds from the follow-on offering we completed in January 2007, will be sufficient to meet our anticipated operating needs through early 2008, and after that time we will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will file an NDA for iloperidone in schizophrenia with the FDA by the end of 2007, that we will continue to expend funds in preparation of a commercial launch of iloperidone, that we will expend funds on the extended-release injectable formulation of iloperidone, that we will initiate another VEC-162 trial in the third quarter of 2007 and that this trial will be conducted in accordance with our expectations, that we will conduct our VSF-173 Phase II trial for excessive sleepiness in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for iloperidone, that we will continue to evaluate pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and we may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

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

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate with precision the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly as we increase our research, clinical development, marketing and administrative activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds and product candidates since March 2003. As of March 31, 2007, we have accumulated net losses of approximately $115.2 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We are dependent on third-party vendors for assistance in the preparation of the Common Technical Dossier (CTD) related to the NDA we expect to file for iloperidone by the end of 2007. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our program. If they fail to devote sufficient time and resources to our NDA preparation or if their performance is substandard, it will delay the approval of iloperidone.

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

We believe the primary competitors for each of our product candidates are as follows:

•	For iloperidone in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone) by Johnson & Johnson (including the depot formulation Risperdal® Consta®), Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Bristol-Myers Squibb Company/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Invega® (paliperidone) by Johnson & Johnson, and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Wyeth/Solvay S.A./Lundbeck A/S), and asenapine (Schering-Plough Corporation).

•	For VEC-162 in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia include indiplon (Neurocrine Biosciences, Inc.) and low-dose doxepin (Silenortm, Somaxon Pharmaceuticals, Inc.).

•	For VEC-162 in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Wellbutrin® (buproprion) by GSK and Cymbalta® (duloxetine) by Eli Lilly. In addition to the approved products, compounds in Phase III trials for depression include agomelatine (Novartis and Les Laboratoires Servier).

•	For VSF-173 in the treatment of excessive sleepiness, Provigil® (modafinil) and NuVigil® (armodafinil) by Cephalon Inc., and Xyrem® (sodium oxybate) by Jazz Pharmaceuticals, Inc.

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

As of March 31, 2007, we had 45 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order for us to manage and fund our operations, continue our development activities and commercialize our product candidates. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

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

In addition to the rights we have licensed from Novartis and BMS relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of December 31, 2006, we owned 27 pending provisional patent applications in the United States and three pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the United States, relating to our product candidates in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

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

In addition to our outstanding common stock, as of March 31, 2007 there were a total of 2,769,711shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms. Additionally, the sale of additional equity securities at prices below the current market price of our common stock could result in dilution to our stockholders’ interest.

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

We are a Delaware corporation and the anti-takeover provisions of Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt

•	do not provide for cumulative voting in the election of directors, which would allow holders of less than a majority of the stock to elect some directors

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election

•	require that directors only be removed from office for cause

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office

•	limit who may call special meetings of stockholders

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

All 5,964,188 shares of our common stock sold in the offering were sold to the public at the initial public offering price of $10.00 per share. The aggregate price of the offering was approximately $59.6 million. The net offering proceeds to us after deducting underwriting discounts and commissions, as well as offering expenses, were approximately $53.3 million. We incurred total expenses in connection with the offering of approximately $6.3 million, which consisted of approximate direct payments of:

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

All 4,370,000 shares of our common stock sold in the follow-on offering were sold to the public at the offering price of $27.29 per share. The aggregate price of the offering was approximately $119.3 million. The net offering proceeds to us after deducting underwriting discounts and commissions, as well as estimated offering expenses, were approximately $111.3 million. We incurred total expenses in connection with the offering of approximately $8.0 million which consisted of approximate direct payments of:

(i) $772,000 in legal, accounting and printing fees

(ii) $7,155,000 in underwriters’ discounts, fees and commissions and

(iii) $45,000 in miscellaneous expenses

We have used a portion of, and intend to continue to use, the proceeds of our initial public offering and our follow-on offering for general corporate and research and development expenses, including for our clinical trials for iloperidone and VEC-162, the generation and submission of an NDA for iloperidone, the initiation of commercialization strategy of iloperidone, and clinical manufacturing expenses relating to the development of our lead product candidates. The unused net proceeds from the initial public and follow-on offerings are invested in investment grade securities. This use of proceeds is not materially different from the use of proceeds described in the final prospectuses for our initial public offering and follow-on offering.

The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product development and commercialization efforts and the amount of cash used by our operations.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 8, 2007

/s/  Steven A. Shallcross
Steven A. Shallcross
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

May 8, 2007

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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