Form 10-Q
period 2007-06-30
Vanda Pharmaceuticals Inc.
filed 2007-08-08
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of August 3, 2007, there were 26,626,604 shares of the Registrant’s Common Stock issued and outstanding.

Vanda Pharmaceuticals Inc.
(A Development Stage Enterprise)

Form 10-Q Index

For the Three and Six Months Ended June 30, 2007

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and for the period from March 13, 2003 (inception) to June 30, 2007	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2007	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and for the period from March 13, 2003 (inception) to June 30, 2007	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	32
ITEM 4T.	Controls and Procedures	32

PART II — OTHER INFORMATION
ITEM 1A.	Risk Factors	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
ITEM 6.	Exhibits	47
Signatures		48
Exhibit Index		49

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$47,630,957	$30,928,895
Marketable securities	72,031,191	941,981
Prepaid expenses, deposits and other current assets	3,305,553	1,949,466

Total current assets	122,967,701	33,820,342
Property and equipment, net	1,770,566	1,859,704
Deposits	150,000	150,000
Restricted cash	430,230	430,230

Total assets	$125,318,497	$36,260,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,600,433	$2,783,249
Accrued expenses	6,290,164	6,322,808
Deferred grant revenue	141,229	—

Total current liabilities	9,031,826	9,106,057
Deferred rent	253,736	238,413
Deferred grant revenue	—	129,950
Other long-term liabilities	—	28,984

Total liabilities	9,285,562	9,503,404

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 150,000,000 shares authorized as of June 30, 2007 and December 31, 2006; and 26,610,092 and 22,128,534 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	26,610	22,129
Additional paid-in capital	247,232,208	126,578,588
Accumulated other comprehensive loss	(7,524)	(3,269)
Deficit accumulated during the development stage	(131,218,359)	(99,840,576)

Total stockholders’ equity	116,032,935	26,756,872

Total liabilities and stockholders’ equity	$125,318,497	$36,260,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from
					March 13,
					2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Revenues from services	$—	$—	$—	$—	$81,545

Operating expenses:
Research and development	10,193,825	19,099,850	20,785,884	34,588,404	99,200,790
General and administrative	7,449,375	2,980,642	13,682,924	5,905,590	37,888,679

Total operating expenses	17,643,200	22,080,492	34,468,808	40,493,994	137,089,469

Loss from operations	(17,643,200)	(22,080,492)	(34,468,808)	(40,493,994)	(137,007,924)
Other income (expense):
Interest income	1,659,781	709,033	3,093,435	1,002,893	5,885,005
Interest expense	—	(1,625)	—	(4,433)	(80,485)
Other income	—	—	—	—	602

Total other income	1,659,781	707,408	3,093,435	998,460	5,805,122

Loss before tax expense	(15,983,419)	(21,373,084)	(31,375,373)	(39,495,534)	(131,202,802)

Tax expense	1,604	—	2,410	—	15,557

Net loss	(15,985,023)	(21,373,084)	(31,377,783)	(39,495,534)	(131,218,359)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	—	—	(33,486,623)

Net loss attributable to common stockholders	$(15,985,023)	$(21,373,084)	$(31,377,783)	$(39,495,534)	$(164,704,982)

Basic and diluted net loss per share applicable to common stockholders	$(0.60)	$(1.11)	$(1.21)	$(4.11)

Shares used in calculation of basic and diluted net loss per share applicable to common stockholders	26,567,160	19,183,660	25,978,437	9,616,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-In	Comprehensive	Development	Comprehensive
	Shares	Par Value	Capital	Loss	Stage	Loss	Total

Balances at December 31, 2006	22,128,534	$22,129	$126,578,588	$(3,269)	$(99,840,576)		$26,756,872
Follow-on offering of common stock, net of issuance costs	4,370,000	4,370	111,250,480	—	—		111,254,850
Employee stock-based compensation	—	—	9,144,579	—	—		9,144,579
Exercise of stock options	111,558	111	79,476	—	—		79,587
Non-employee stock-based compensation	—	—	179,085	—	—		179,085
Comprehensive loss:
Net loss	—	—	—	—	(31,377,783)	$(31,377,783)
Cumulative translation adjustment	—	—	—	(29,363)	—	(29,363)
Net unrealized gains on marketable securities	—	—	—	25,108	—	25,108

Comprehensive loss						$(31,382,038)	(31,382,038)

Balances at June 30, 2007	26,610,092	$26,610	$247,232,208	$(7,524)	$(131,218,359)		$116,032,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			March 13,
			2003
	Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(31,377,783)	$(39,495,534)	$(131,218,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293,660	247,860	1,725,686
Employee and non-employee stock-based compensation	9,323,664	3,017,878	20,636,373
Loss on disposal of assets	—	29,528	29,528
Accretion of discount on investments	(859,296)	(188,447)	(1,280,370)
Changes in assets and liabilities:
Prepaid expenses, deposits and other current assets	(1,354,085)	792,458	(3,450,722)
Accounts payable	(183,682)	2,723,025	2,597,550
Accrued expenses	(33,290)	9,135,082	6,286,533
Deferred grant revenue	—	—	129,898
Other liabilities	(13,661)	142,711	253,736

Net cash used in operating activities	(24,204,473)	(23,595,439)	(104,290,147)

Cash flows from investing activities
Purchases of property and equipment	(202,683)	(871,225)	(3,404,732)
Purchases of marketable securities	(93,239,541)	(96,197,639)	(207,318,325)
Proceeds from sales of marketable securities	—	82,137,888	82,137,888
Maturities of marketable securities	23,025,000	10,670,000	54,445,000
Investment in restricted cash	—	—	(430,230)

Net cash used in investing activities	(70,417,224)	(4,260,976)	(74,570,399)

Cash flows from financing activities
Proceeds from borrowings on note payable	—	—	515,147
Principal payments on obligations under capital lease	—	(704)	(94,456)
Principal payments on note payable	—	(92,888)	(515,147)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	61,795,187
Proceeds from exercise of stock options and warrants	79,587	48,885	238,457
Proceeds from issuance of common stock, net of issuance costs	111,254,850	53,329,951	164,588,801

Net cash provided by financing activities	111,334,437	53,285,244	226,527,989

Effect of foreign currency translation	(10,678)	(2,023)	(36,486)

Net increase in cash and cash equivalents	16,702,062	25,426,806	47,630,957
Cash and cash equivalents
Beginning of period	30,928,895	21,012,815	—

End of period	$47,630,957	$46,439,621	$47,630,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of small molecule therapeutics, with exclusive worldwide commercial rights to three product candidates in clinical development for various central nervous system disorders. Vanda commenced its operations on March 13, 2003. The Company’s lead product candidate, iloperidone, is a compound for the treatment of schizophrenia and bipolar disorder. The Company expects to file a New Drug Application (NDA) for iloperidone in schizophrenia with the United States Food and Drug Administration (FDA) by the end of 2007. The Company’s second product candidate, VEC-162, is a compound for the treatment of sleep and mood disorders, which previously demonstrated positive results from a Phase III clinical trial in transient insomnia. VEC-162 is also ready for Phase II trials for the treatment of depression. The Company expects to initiate dosing for the next Phase III trial of VEC-162 in chronic primary insomnia in the fourth quarter of 2007. The Company’s third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness. The Company expects to complete its first VSF-173 Phase II clinical trial in the fourth quarter of 2007.

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

The Company’s activities will necessitate significant uses of working capital throughout 2007 and beyond. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s research and development efforts, payments received under contractual agreements with other parties, if any, and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities and believes that its current capital resources will be sufficient to meet its current operating needs into mid-2008 and, after that time, the Company will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will file an NDA for iloperidone in schizophrenia with the FDA by the end of 2007, that we will continue to expend funds in preparation of a commercial launch of iloperidone, that we will expend funds on the extended-release injectable formulation of iloperidone, that we will initiate dosing for the next Phase III trial of VEC-162 in chronic primary insomnia in the fourth quarter of 2007 and that this trial will be conducted in accordance with our expectations, that we will conduct our VSF-173 Phase II trial for excessive sleepiness in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

iloperidone, that we will continue to evaluate pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Vanda Pharmaceuticals Inc. have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (SEC), for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2006 included in the Company’s annual report on the Form 10-K. The financial information as of June 30, 2007 and for the periods of the three and six months ended June 30, 2007 and 2006 and for the period from March 13, 2003 (inception) to June 30, 2007, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed balance sheet data as of December 31, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report incorporated by reference in the Form 10-K for year ended December 31, 2006. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned Singapore subsidiary. All inter-company balances and transactions have been eliminated.

2.	Summary of Significant Accounting Policies

Cash and cash equivalents

For purposes of the condensed consolidated balance sheets and condensed consolidated statements of cash flows, cash equivalents represent highly-liquid investments with a maturity of three months or less at the date of purchase.

Marketable securities

The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, amortization of premiums and accretion of discounts on marketable securities, and realized gains and losses on securities are included in interest income

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

in the statements of operations. Marketable securities with a maturity of more than one year at the end of the period are classified as long-term securities.

Restricted cash

During 2005, in conjunction with the lease of the office and laboratory space in Rockville, MD, the Company provided the landlord with a letter of credit, which was collateralized with a deposit in the amount of $430,230. The deposit is recorded as non-current restricted cash at June 30, 2007 since the letter of credit is required until the lease expires in 2016.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company places its cash and cash equivalents and marketable securities with highly-rated financial institutions. At June 30, 2007, the Company maintained all of its cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Stock-based compensation

The Company accounts for the stock-based compensation expenses in accordance with the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.

For stock awards granted in 2006 and 2007, expenses are amortized under the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted during 2006 and 2007 were estimated to be approximately 2% based on the Company’s historical experience.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Total employee stock-based compensation expense recognized during the three and six months ended June 30, 2007 and 2006 comprised of the following:

					Period from
					March 13,
					2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Research and development	$1,191,998	$148,071	$2,195,367	$290,774	$3,728,378
General and administrative	3,953,536	1,347,755	6,949,212	2,692,337	16,689,422

Stock-based compensation expense	$5,145,534	$1,495,826	$9,144,579	$2,983,111	$20,417,800

Stock-based compensation expense per basic and diluted share of common stock	$0.19	$0.08	$0.35	$0.31

As of June 30, 2007, approximately $35.0 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.0 years.

As of June 30, 2007, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 1,233,756 shares were subject to outstanding options granted under the 2004 Plan as of June 30, 2007, and no additional options will be granted under this plan. As of June 30, 2007 there are 2,385,141 shares of the Company’s common stock reserved under the 2006 Plan of which 1,606,928 shares were subject to outstanding options to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of June 30, 2007. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006 and options granted to new employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the option awards and the remaining 75% of the option awards vest and become exercisable monthly in equal installments thereafter over three years. Option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards provide for accelerated vesting if there is a change in control of the Company.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model (Black-Scholes model) that uses the assumptions noted in the following table. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors due to the lack of historic information of the Company’s publicly traded common stock. The expected term of options granted is based on the transition approach provided by Staff Accounting Bulletin (“SAB”) No. 107 as the options meet the “plain vanilla” criteria required by this method. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends in the foreseeable future.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Assumptions used in the Black-Scholes model for employee and director stock options granted during the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended
	June 30,	June 30,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	71% - 73%	70%
Expected term (years)	6.25	5
Weighted average risk-free rate	4.84%	4.50%

A summary of option activity for the 2004 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2006	1,347,205	$1.69
Forfeited	(1,891)	1.47
Exercised	(111,558)	0.71		$2,587,112

Outstanding at June 30, 2007	1,233,756	$1.78	8.25	$22,802,743

Exercisable at June 30, 2007	467,583	$1.68	8.10	$8,857,646

A summary of option activity for the 2006 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2006	359,527	$20.21
Granted	1,256,801	29.60
Forfeited	(9,400)	27.41

Outstanding at June 30, 2007	1,606,928	$27.51	9.56	$1,314,695

Exercisable at June 30, 2007	131,264	$28.91	9.58	$83,168

The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 was $20.38 per share. For the six months ended June 30, 2007 and 2006 the Company received a total of $79,587 and $294, respectively, in cash from options exercised under the stock-based arrangements.

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

As of June 30, 2007 an aggregate of 35,625 shares were subject to outstanding options granted to non-employees under the 2004 Plan and 2006 Plan of which 29,837 options are subject to vesting. Total non-

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

employee equity-based compensation expense, recognized during the three and six months ended June 30, 2007 and 2006 was comprised of the following:

					Period from
					March 13,
					2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Research and development	$38,193	$1,659	$89,800	$34,767	$129,288
General and administrative	31,962	—	89,285	—	89,285

Stock-based compensation expense	$70,155	$1,659	$179,085	$34,767	$218,573

Accrued expenses

Management is required to estimate accrued expenses as part of the process of preparing financial statements. The estimation of accrued expenses involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Examples of estimated accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees paid to contract manufacturers in conjunction with the production of clinical materials, and fees paid for marketing and other commercialization activities. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes these expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

Deferred grant revenue

Vanda Singapore entered into an agreement with the Economic Development Board of Singapore (EDB) to provide a grant for a development project. During 2005, the Company received its first reimbursement under the agreement. Given that the Company has not met all of the conditions attached to the grant expected to be met to date and therefore under certain conditions EDB may reclaim funds paid to date, the payment has been recorded as deferred grant revenue at June 30, 2007.

Recent accounting pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 outlines a common definition of fair value and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company will need to adopt SFAS 157 for financial statements issued for fiscal years beginning after November 15, 2007. While the Company continues to evaluate the impact of SFAS 157, this pronouncement is not expected to have significant impact on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). According to this standard the entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 is effective for fiscal years beginning after November 15, 2007. While the Company continues to evaluate the impact of

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

SFAS 159, this pronouncement is not expected to have significant impact on its results of operations and financial condition.

3.	Earnings per Share

Net loss attributable to common stockholders per share is calculated in accordance with SFAS No. 128, Earnings per Share and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, reduced by the weighted average unvested shares of common stock subject to repurchase.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Numerator:
Net loss	$(15,985,023)	$(21,373,084)	$(31,377,783)	$(39,495,534)

Denominator:
Weighted average shares of common stock outstanding	26,587,482	19,222,805	26,001,078	9,661,170
Weighted average unvested shares of common stock subject to repurchase	(20,322)	(39,145)	(22,641)	(44,823)

Denominator for basic and diluted net loss per share	26,567,160	19,183,660	25,978,437	9,616,347

Basic and diluted net loss per share applicable to common stockholders	$(0.60)	$(1.11)	$(1.21)	$(4.11)

Anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	2,840,684	1,572,385	2,840,684	1,572,385

Upon consummation of the initial public offering on April 12, 2006, all shares of the Company’s Series A Preferred Stock and Series B Preferred Stock were converted into an aggregate of 15,794,632 shares of common stock. Additionally, the holders of the warrants to purchase 50,335 shares of common stock exercised their warrants upon the Company’s initial public offering.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. Treasury and government agencies	$13,939,860	$—	$(1,689)	$13,938,171
U.S. corporate debt	52,813,493	28,502	(14,354)	52,827,641
U.S. asset-based securities	5,262,454	2,925	—	5,265,379

	$72,015,807	$31,427	$(16,043)	$72,031,191

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. corporate debt	$941,970	$36	$(25)	$941,981

	$941,970	$36	$(25)	$941,981

5.  Prepaid expenses, deposits and other current assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets:

	June 30,	December 31,
	2007	2006

Deposits with vendors	$820,000	$820,000
Prepaid insurance	710,352	337,332
Prepaid research and development expenses	598,934	185,229
Accrued interest income	340,989	97,575
Other prepaid expenses	820,236	332,400
Prepaid follow-on offering costs	—	69,064
Other receivables	15,042	107,866

	$3,305,553	$1,949,466

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Property and Equipment

Property and equipment — at cost:

	Estimated Useful Life	June 30,	December 31,
	(Years)	2007	2006

Laboratory equipment	5	$1,683,173	$1,675,375
Computer equipment	3	935,819	741,404
Furniture and fixtures	7	177,965	169,549
Leasehold improvements	10	737,182	736,518

		3,534,139	3,322,846
Less — accumulated depreciation and amortization		(1,763,573)	(1,463,142)

		$1,770,566	$1,859,704

Depreciation and amortization expense for the six months ended June 30, 2007 was $293,660, for the six months ended June 30, 2006 was $247,860 and for the period from March 13, 2003 (inception) to June 30, 2007 was $1,725,686.

7.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2007	2006

Accrued research and development expenses	$4,380,207	$4,552,050
Bonus accrual	464,672	1,084,512
Accrued professional fees	913,253	329,177
Employee benefits	237,787	78,656
Lease abandonment	246,598	232,388
Other accrued expenses	47,647	46,025

	$6,290,164	$6,322,808

8.	Commitments and Contingencies

Singapore research facility

In May 2007, the Company initiated a plan to move all of its operations out of Singapore and consolidate all of its discovery research activities in its Rockville, Maryland research facility by the end of 2007. As the timing and the amount of the restructuring expenses were not known as of June 30, 2007, the Company did not record any restructuring charge during the six-month period ended June 30, 2007. The restructuring expenses will likely include employee severance and relocation expenses, certain minimal lease termination expenses and other related costs, the total of which is not expected to have significant impact on the financial results of the Company.

Operating leases

The Company has commitments totaling approximately $4.4 million under operating real estate leases for its current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively. In

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

connection with the consolidation of the Company’s research activities, the Company terminated its Singapore lease and expects to vacate its Singapore premises no later than by the end of 2007. Additionally, during the second quarter of 2007, the Company also exercised an option to lease additional space in its current Rockville, Maryland headquarters and is currently negotiating the terms of the lease.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of June 30, 2007.

Licensing agreements

The Company’s rights to develop and commercialize the clinical-stage product candidates are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Iloperidone.  The Company acquired exclusive worldwide rights to patents for iloperidone through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $500,000 and is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. The Company expects to meet a milestone in 2007 under this license agreement, for which the Company would be obligated to make a license payment of $5 million.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

VSF-173.  In June 2004, the Company entered into a license agreement with Novartis under which the Company received an exclusive worldwide license to develop and commercialize VSF-173. In consideration for the license, the Company paid Novartis an initial license fee of $500,000. The Company is also obligated to make future milestone payments to Novartis of less than $50 million in the aggregate (the majority of which are tied to sales milestones) and royalty payments at rates which, as a percentage of net sales, range from the low-to-mid teens. In March 2007, the Company met its first milestone under this license agreement relating to the initiation of the Phase II clinical trial for VSF-173, and recorded a license fee expense of $1,000,000.

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

Future license payments.  No amounts were recorded as liabilities nor were any other contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of June 30, 2007, since the amounts, timing and likelihood of these future payments are unknown and will

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

Research and development and marketing agreements

The Company entered into agreements with several organizations to provide services relating to clinical development, clinical manufacturing activities and marketing services under fee service arrangements. The Company’s current agreements for these services may be terminated on no more than 60 days notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination.

9.	Income Taxes

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

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2007 or 2006, except for an estimated tax expense resulting from the research and development agreement with the Company’s subsidiary in Singapore. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at June 30, 2007 and December 31, 2006. Under the Tax Reform Act of 1986, the amounts of and benefits from the operating loss carryforwards may be impaired in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

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

Our Business

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage product candidates for central nervous system disorders, with exclusive worldwide commercial rights to three product candidates in clinical development. Our lead product candidate, iloperidone, is a compound for the treatment of schizophrenia and bipolar disorder and in December 2006 we announced positive results from our Phase III trial of iloperidone for schizophrenia. Our second product candidate, VEC-162, is a compound for the treatment of sleep and mood disorders, which previously demonstrated positive results in a Phase III clinical trial for transient insomnia. VEC-162 is also ready for Phase II trials for the treatment of depression. Our third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness and we expect to complete our first VSF-173 Phase II clinical trial in the fourth quarter of 2007.

We expect to file a New Drug Application (NDA) for iloperidone in schizophrenia with the United States Food and Drug Administration (FDA) by the end of 2007. We will have to conduct additional trials for VEC-162 prior to our filing of an NDA for VEC-162, and we expect to begin dosing for the next Phase III trial of VEC-162 in chronic primary insomnia in the fourth quarter of 2007. Assuming successful outcomes of our clinical trials and approval by the FDA, we may commercialize iloperidone and VSF-173 with our own sales force in the U.S., and expect to commercialize VEC-162 through a partnership with a global pharmaceutical company, although we have not yet identified such a global partner.

We are a development stage enterprise and have accumulated net losses of approximately $131.2 million since the inception of our operations through June 30, 2007. We have no product revenues to date and have no approved products for sale. Since inception we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and conducting market research. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product candidates, iloperidone and VEC-162, and on the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in the “Risk factors” section of this quarterly report on Form 10-Q.

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

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs through mid-2008, and after that time we will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will file an NDA for iloperidone in schizophrenia with the FDA by the end of 2007, that we will continue to expend funds in preparation of a commercial launch of iloperidone, that we will expend funds on the extended-release injectable formulation of iloperidone, that we will initiate dosing for the next VEC-162 trial in chronic primary insomnia in the fourth quarter of 2007 and that this trial will be conducted in accordance with our expectations, that we will conduct our VSF-173 Phase II trial for excessive sleepiness in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for iloperidone, that we will continue to evaluate pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities.

We may need to raise additional funds more quickly if one of the above assumptions proves to be incorrect, if we choose to expand our product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and we may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or to obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

Iloperidone

Iloperidone is our product candidate under development to treat schizophrenia and bipolar disorder. Iloperidone has successfully completed its Phase III trial in schizophrenia. We are also developing a 4-week injectable formulation of iloperidone, for which we already have early Phase II data from a study previously conducted by Novartis. We are planning to conduct additional clinical work on this formulation in 2008.

From inception to June 30, 2007, we incurred approximately $55.8 million in research and development costs directly attributable to our development of iloperidone. We remain on track to file our NDA for iloperidone in schizophrenia by the end of this year.

We expect to increase our pre-launch commercial activities relating to iloperidone, and we expect to start marketing iloperidone commercially in early 2009. However, the time it takes to receive cash inflows from the sale of iloperidone is highly dependent on facts and circumstances that we may not be able to control and are subject to a number of risks. For example, delays in the approval process and subsequent commercial launch of iloperidone following our filing may occur if the FDA fails to attend to our filing in a timely manner or requires further data to approve iloperidone. Please see the “Risk factors” section of this quarterly report on Form 10-Q for a more detailed discussion of these and other risks.

We also continue to progress with the development of our 4-week injectable formulation of iloperidone, for which we already have early Phase II data from a study previously conducted by Novartis. We are planning to conduct additional clinical work in 2008.

VEC-162

VEC-162 is our product candidate under development to treat insomnia and depression. VEC-162 is a melatonin receptor agonist that works by adjusting the human “body clock” of circadian rhythm. VEC-162 has successfully completed a Phase III trial in transient insomnia.

From inception to June 30, 2007, we incurred approximately $27.0 million in direct research and development costs of VEC-162. We believe that we will have to conduct additional trials to receive FDA approval of VEC-162. We expect to initiate dosing in the fourth quarter of 2007 of our next Phase III clinical trial of VEC-162, to evaluate the safety and efficacy of VEC-162 in chronic primary insomnia. The trial is expected to be a randomized, double-blind, and placebo-controlled study, and will enroll approximately 400 patients. The trial will measure time to fall asleep and sleep maintenance, as well as next-day performance and mood.

VSF-173

In April 2007, we initiated the Phase II clinical trial for our product candidate VSF-173 in excessive sleepiness. The trial is a randomized, double-blind, placebo-controlled study to investigate the efficacy and safety of three oral doses of VSF-173 for the treatment of induced excessive sleepiness in approximately 60 healthy male and female volunteers. The primary endpoint of the study is the difference from placebo on the Maintenance of Wakefulness Test (MWT), a standard measure of sleepiness. As trial enrollment is ahead of schedule, we expect to announce the results in the fourth quarter of 2007.

Excessive sleepiness is a common symptom that can significantly impair a person’s ability to function. The effects of excessive sleepiness range from mild sleepiness to unrecognized episodes of “microsleeps” and uncontrollable sleep attacks. Excessive sleepiness is a symptom of many disorders, including obstructive sleep apnea, narcolepsy, shift worker sleep disorder, Parkinson’s disease and Alzheimer’s disease.

From inception to June 30, 2007, we incurred approximately $4.9 million in direct research and development costs related to VSF-173, including a milestone license fee of $1.0 million paid upon the initiation of our first Phase II clinical trial.

Research and development expenses

The Company’s research and development expenses consist primarily of fees paid to third parties in connection with the services they provide for our clinical trials, costs of contract manufacturing services, license fees, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as they are incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and pharmacogenetics and pharmacogenomics expertise. From inception through June 30, 2007, we incurred research and development expenses in the aggregate of approximately $99.2 million, including stock-based compensation expenses of approximately $3.7 million. We expect our research and development expenses to increase as we continue to develop our product candidates. We also expect to incur substantial licensing costs in the future, as we continue our efforts to develop our product candidates and to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the three and six months ended June 30, 2007 and 2006 and the period from March 13, 2003 (inception) to June 30, 2007. Included in this table are the research and development expenses recognized in connection with our product candidates in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

					Period from
					March 13,
					2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Direct project costs(1)
Iloperidone	$5,072,000	$14,611,000	$10,394,000	$26,283,000	$55,770,000
VEC-162	3,233,000	3,293,000	6,028,000	6,046,000	27,047,000
VSF-173	811,000	336,000	2,295,000	635,000	4,864,000
Other product candidates	446,000	355,000	906,000	646,000	3,940,000

Total direct product costs	9,562,000	18,595,000	19,623,000	33,610,000	91,621,000
Indirect project costs(1)
Facility	151,000	144,000	282,000	317,000	1,366,000
Depreciation	115,000	122,000	225,000	224,000	1,488,000
Other indirect overhead	366,000	239,000	656,000	437,000	4,726,000

Total indirect expenses	632,000	505,000	1,163,000	978,000	7,580,000

Total research and development expenses	$10,194,000	$19,100,000	$20,786,000	$34,588,000	$99,201,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries, other related costs and stock-based compensation expenses for personnel serving executive, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative costs also include third party expenses incurred to support business development, marketing and other business activities related to our product candidate iloperidone in anticipation of its commercial launch. We expect that our general and administrative expenses will increase as we continue to prepare the commercial launch of our lead product candidates, add personnel and fulfill our reporting obligations applicable to public companies. From inception through June 30, 2007, we incurred general and administrative expenses in the aggregate of approximately $37.9 million, including stock-based compensation expenses of approximately $16.7 million.

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

Accrued expenses

As part of the process of preparing financial statements we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include professional service fees, such as lawyers and accountants, contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees paid to contract manufacturers in conjunction with the production of clinical materials and fees paid for marketing and other commercialization activities. Pursuant to our assessment of the services that have been performed on clinical trials and other contracts, we recognize the expenses as the services are provided. Such assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.

Stock-based compensation

We adopted SFAS 123(R) — Share Based Payment, on January 1, 2006 using the modified prospective transition method of implementation. Accordingly, compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the service period. The Company generally recognizes the expense over the award’s vesting period, as to date the Company granted no awards with market or performance conditions. For stock awards granted in 2006 and 2007, expenses are amortized under the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight line attribution method for all other options.

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

Total employee stock-based compensation expense recognized during the three and six months ending June 30, 2007 and 2006 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Research and development	$1,192,000	$148,000	$2,195,000	$291,000
General and administrative	3,954,000	1,348,000	6,949,000	2,692,000

Stock-based compensation expense	$5,146,000	$1,496,000	$9,144,000	$2,983,000

Recent accounting pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 outlines a common definition of fair value and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. We will need to adopt SFAS 157 for financial statements issued for fiscal years beginning after November 15, 2007. While we continue to evaluate the impact of SFAS 157, this pronouncement is not expected to have significant impact on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). According to this standard the entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 is effective for fiscal years beginning after November 15, 2007. While we continue to evaluate the impact of SFAS 159, this pronouncement is not expected to have significant impact on our results of operations and financial condition.

Results of Operations

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of June 30, 2007, we had a deficit accumulated during the development stage of approximately $131.2 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Research and development expenses.  Research and development expenses decreased by approximately $8.9 million, or 47%, to approximately $10.2 million for the three months ended June 30, 2007 compared to approximately $19.1 million for the three months ended June 30, 2006.

The following table discloses the components of research and development expenses reflecting all of our project expenses:

	Three Months Ended
	June 30,	June 30,
	2007	2006

Direct project costs:
Clinical trials	$2,117,000	$15,715,000
Contract research and development, consultants, materials and other costs	5,288,000	2,020,000
Salaries, benefits and related costs	965,000	712,000
Stock-based compensation	1,192,000	148,000

Total direct costs	9,562,000	18,595,000
Indirect project costs	632,000	505,000

Total	$10,194,000	$19,100,000

Direct costs decreased approximately $9.0 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 as a result of lower clinical trial expenses for the Company’s iloperidone and VEC-162 Phase III trials that were primarily completed in 2006, offset by continuing clinical manufacturing activities for both iloperidone and VEC-162, and iloperidone NDA related expenses. Clinical trials expense decreased approximately $13.6 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to the cost incurred during the three months ended June 30, 2006 in our Phase III iloperidone and VEC-162 clinical trials. Contract research and development, consulting, materials and other direct costs increased approximately $3.3 million for the three months ended June 30, 2007 relative to the three months ended June 30, 2006, primarily as a result of increased iloperidone NDA related expenses and manufacturing-related development costs incurred in connection with the manufacturing of clinical supply materials for the iloperidone and the VEC-162 programs. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expense. Salaries, benefits and related costs increased approximately $253,000 for the three months ended June 30, 2007 relative to the three months ended June 30, 2006 due to an increase in personnel to support the development and clinical trial activities for iloperidone, VEC-162 and VSF-173. Stock-based compensation expense increased by approximately $1.0 million compared to the three months ended June 30, 2006 as a result of options granted in 2007 and the higher fair value of options granted during 2007 compared to options granted in prior periods.

We expect to continue to incur substantial research and development expenses due to our ongoing research and development efforts as our existing and future product candidates advance through clinical trials.

General and administrative expenses.  General and administrative expenses increased approximately $4.5 million, or 150%, to approximately $7.4 million for the three months ended June 30, 2007 from approximately $3.0 million for the three months ended June 30, 2006.

The following table discloses the components of our general and administrative expenses:

	Three Months Ended
	June 30,	June 30,
	2007	2006

Salaries, benefits and related costs	$786,000	$547,000
Stock-based compensation	3,954,000	1,348,000
Marketing and related consulting services	976,000	126,000
Legal, consulting and other professional expenses	935,000	364,000
Other expenses	798,000	596,000

Total	$7,449,000	$2,981,000

Salaries, benefits and related costs increased approximately $239,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to an increase in personnel as we continued to develop the administrative structure to support the development and clinical trial activities of our lead product candidates and to build our marketing capabilities in anticipation of the commercial launch of iloperidone. Stock-based compensation expense increased by approximately $2.6 million as a result of options granted in 2007 and the higher fair value of options granted during 2007 compared to options granted in prior periods. Marketing and related consulting services expenses increased by approximately $850,000 due to increased business and marketing activity related to our anticipated commercial launch of iloperidone. These increased expenses included market research, branding, medical community cultivation and publication planning costs. Legal, accounting and other professional costs increased by approximately $571,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due primarily to a higher level of consulting activity in 2007 in support of business development and higher costs associated with our reporting and other regulatory obligations applicable to public companies.

In 2007 and thereafter we expect our general and administrative expenses to increase substantially. These increased expenses are expected to be necessary to support primarily our commercial development activities.

Interest income, net.  Net interest income in the three months ended June 30, 2007 was approximately $1.7 million compared to net interest income of approximately $707,000 in the three months ended June 30, 2006. Interest income was higher in 2007 due to higher average cash balances for the quarter, primarily resulting from the proceeds from our public offerings and higher short-term interest rates which generated substantially higher interest income than in 2006.

Our interest income and expense for the three months ended June 30, 2007 and 2006 are disclosed on the following table:

	Three Months Ended
	June 30,	June 30,
	2007	2006

Interest income	$1,660,000	$709,000
Interest expense	—	(2,000)

Total, net	$1,660,000	$707,000

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Research and development expenses.  Research and development expenses decreased by approximately $13.8 million, or 40%, to approximately $20.8 million for the six months ended June 30, 2007 compared to approximately $34.6 million for the six months ended June 30, 2006.

The following table discloses the components of research and development expenses reflecting all of our project expenses:

	Six Months Ended
	June 30,	June 30,
	2007	2006

Direct project costs:
Clinical trials	$4,879,000	$27,279,000
Contract research and development, consultants, materials and other costs	9,530,000	3,590,000
License fees	1,000,000	1,000,000
Salaries, benefits and related costs	2,019,000	1,450,000
Stock-based compensation	2,195,000	291,000

Total direct costs	19,623,000	33,610,000
Indirect project costs	1,163,000	978,000

Total	$20,786,000	$34,588,000

Direct costs decreased approximately $14.0 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 as a result of lower clinical trial expenses for the Company’s iloperidone and VEC-162 Phase III trials that were primarily completed in 2006, offset by continuing clinical manufacturing activities for both iloperidone and VEC-162, and iloperidone NDA related expenses. Clinical trials expense decreased approximately $22.4 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to the cost incurred during the six months ended June 30, 2006 in our Phase III iloperidone and VEC-162 clinical trials. Contract research and development, consulting, materials and other direct costs increased approximately $5.9 million for the six months ended June 30, 2007 relative to the six months ended June 30, 2006 primarily as a result of increased expenses related to the preparation of our NDA for iloperidone and the increased manufacturing of clinical supply materials for the iloperidone and the VEC-162 programs. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expenses. During the six months ended June 30, 2007 we met the requirement for a $1.0 million milestone payment to Novartis under our license agreement for VSF-173, and during the six months ended June 30, 2006 we met the requirements for a $1.0 million milestone payment to BMS under our license agreement for VEC-162. Salaries, benefits and related costs increased approximately $569,000 for the six months ended June 30, 2007 relative to the six months ended June 30, 2006 due to an increase in personnel to support the development and clinical trial activities for iloperidone, VEC-162 and VSF-173. Stock-based compensation expense increased by approximately $1.9 million compared to the six months ended June 30, 2006 as a result of options granted in 2007 and the higher fair value of options granted during 2007 compared to options granted in prior periods.

We expect to continue to incur substantial research and development expenses due to our ongoing research and development efforts and as our existing and future product candidates advance through clinical trials.

General and administrative expenses.  General and administrative expenses increased approximately $7.8 million, or 132%, to approximately $13.7 million for the six months ended June 30, 2007 from approximately $5.9 million for the six months ended June 30, 2006.

The following table discloses the components of our general and administrative expenses:

	Six Months Ended
	June 30,	June 30,
	2007	2006

Salaries, benefits and related costs	$1,571,000	$1,136,000
Stock-based compensation	6,949,000	2,692,000
Marketing and related consulting services	1,969,000	151,000
Legal, consulting and other professional expenses	1,661,000	620,000
Other expenses	1,533,000	1,307,000

Total	$13,683,000	$5,906,000

Salaries, benefits and related costs increased approximately $435,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to an increase in personnel as we continued to develop the administrative structure to support the development and clinical trial activities of our lead product candidates and to build our marketing capabilities in anticipation of the commercial launch of iloperidone. Stock-based compensation expense increased by approximately $4.3 million as a result of options granted in 2007 and the higher fair value of options granted during 2007 compared options granted in prior periods. Marketing and related consulting services expenses increased by approximately $1.8 million due to increased business and marketing activity related to our anticipated commercial launch of iloperidone. These increased expenses included market research, branding, medical community cultivation and publication planning costs. Legal, accounting and other professional costs increased approximately $1.0 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due primarily to a higher level of consulting activity in 2007 in support of business development and higher costs associated with our reporting and other regulatory obligations applicable to public companies.

In 2007 and thereafter we expect our general and administrative expenses to increase substantially. These increased expenses are expected to be necessary to support our commercial development activities.

Interest income, net.  Net interest income in the six months ended June 30, 2007 was approximately $3.1 million compared to net interest income of approximately $1.0 million in the six months ended June 30, 2006. Interest income was higher in 2007 due to higher average cash balances for the period, primarily resulting from the proceeds from our public offerings and higher short-term interest rates which generated substantially higher interest income than in 2006.

Our interest income and expense for the six months ended June 30, 2007 and the six months ended June 30, 2006 are disclosed on the following table:

	Six Months Ended
	June 30,	June 30,
	2007	2006

Interest income	$3,093,000	$1,003,000
Interest expense	—	(5,000)

Total, net	$3,093,000	$998,000

Liquidity and Capital Resources

We have funded our operations through June 30, 2007 principally with the net proceeds from private preferred stock offerings of approximately $62.0 million, with net proceeds from our April 2006 initial public offering of approximately $53.3 million and with net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

At June 30, 2007, cash and cash equivalents and marketable securities were approximately $119.7 million compared to approximately $31.9 million at December 31, 2006. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. At June 30, 2007 the Company also held a non-current deposit of $430,000 that is used to collateralize a letter of credit issued for its current office lease expiring in 2016.

As of June 30, 2007 and December 31, 2006, our liquidity resources are summarized as follows:

	June 30,	December 31,
	2007	2006

Cash and cash equivalents	$47,631,000	$30,929,000
U.S. Treasury and government agencies	13,938,000	—
U.S. corporate debt securities	52,828,000	942,000
U.S. asset-backed securities	5,265,000	—

Marketable securities, short-term	72,031,000	942,000

	$119,662,000	$31,871,000

Restricted cash	$430,000	$430,000

We maintain cash balances with financial institutions in excess of insured limits, but do not anticipate any losses with respect to such cash balances.

Cash Flow

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006

Net cash (used in) provided by Operating activities	$(24,204,000)	$(23,595,000)
Investing activities	(70,417,000)	(4,261,000)
Financing activities	111,334,000	53,285,000
Exchange rate effect on cash and cash equivalents	(11,000)	(2,000)

Net increase in cash and cash equivalents	$16,702,000	$25,427,000

Net cash used in operations was approximately $24.2 million and approximately $23.6 million for the six months ended June 30, 2007 and 2006, respectively. The net loss for the six months ended June 30, 2007 of approximately $31.4 million was offset primarily by non-cash charges for stock-based compensation of approximately $9.3 million and for depreciation and amortization of approximately $294,000, by an increase in prepaid expenses of approximately $1.4 million, by a decrease in accrued expenses and accounts payable of approximately $216,000, and other net changes in working capital. Net cash used in investing activities for the six months ended June 30, 2007 was approximately $70.4 million and consisted primarily of net purchases of marketable securities of approximately $70.2 million. Net cash provided by financing activities for the six months ended June 30, 2007 was approximately $111.3 million, consisting primarily of net proceeds from our follow-on offering.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual cash obligations as of June 30, 2007:

	Cash Payments Due by Period
		July to
		December					After
	Total	2007	2008	2009	2010	2011	2011
	(In thousands)

Operating leases	$4,441	$358	$538	$428	$441	$454	$2,222

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively. We vacated our previous headquarters in January 2006. According to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the company shall be recognized and measured when the company ceases using the right conveyed by the lease, reduced by estimated sublease rentals that could be reasonably obtained. As of June 30, 2007, the balance of the lease abandonment accrual was approximately $247,000.

In connection with the consolidation of the Company’s research activities, the Company terminated its Singapore lease and expects to vacate the premises no later then by the end of 2007. During the second quarter of 2007, the Company also exercised an option to lease additional space in its current Rockville, Maryland headquarters. As the terms of the amendment to the head office’s lease have not been finalized the additional commitment is not reflected in the summary of operating lease commitments.

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

As a result of the successful commencement of the Phase III clinical study of VEC-162 in March 2006, we met the first milestone specified in our licensing agreement with Bristol-Myers Squibb and recorded a related license expense of $1,000,000 during the three months ended March 31, 2006. During March 2007, we met our first milestone under the license agreement with Novartis for VSF-173 relating to the initiation of the Phase II clinical trial and recorded a license fee expense of $1,000,000 during the three months ended March 31, 2007. We expect to meet another milestone in 2007 under the license agreement with Novartis for iloperidone, for which we would be obligated to make a license payment of $5,000,000. No amounts were recorded as liabilities nor were any other contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of June 30, 2007, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk factors” of this quarterly report on Form 10-Q.

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

Item 4T.	Controls And Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based upon this evaluation, management has concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission.

b)	Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that have occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes contained in this quarterly report on Form 10-Q, before deciding to invest in shares of our common stock. If any of the following risks is actually realized, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

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

The research, testing, manufacturing and marketing of drug products such as those that we are developing are subject to extensive regulation by federal, state and local government authorities, including the FDA. To obtain regulatory approval of a product, we must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices regulations (cGMP).

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

We also are subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the environment and the use and disposal of hazardous substances used in connection with our discovery, research and development work. In addition, we cannot predict the extent of governmental regulations or the impact of new governmental regulations that might significantly harm the discovery, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations, and we may be adversely affected by the cost of such compliance.

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

Even if we receive regulatory approvals for the sale of our product candidates, the commercial success of these products will depend, among other things, on their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. The degree of market acceptance of any of our product candidates will depend on a number of factors, including the demonstration of its safety and efficacy, its cost-effectiveness, its potential advantages over other therapies, the reimbursement policies of government and third-party payors with respect to the product candidates, and the effectiveness of our marketing and distribution capabilities. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. If our product candidates do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable.

If we fail to obtain the capital necessary to fund our research and development activities, we may be unable to continue operations or we may be forced to share our rights to commercialize our product candidates with third parties on terms that may not be attractive to us.

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs through mid-2008, and after that time we will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will file an NDA for iloperidone in schizophrenia with the FDA by the end of 2007, that we will continue to expend funds in preparation of a commercial launch of iloperidone, that we will expend funds on the extended-release injectable formulation of iloperidone, that we will initiate dosing for the next VEC-162 Phase III trial in chronic primary insomnia in the fourth quarter of 2007 and that this trial will be conducted in accordance with our expectations, that we will conduct our VSF-173 Phase II trial for excessive sleepiness in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for iloperidone, that we will continue to evaluate pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and we may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

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

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate with precision the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly as we increase our research, clinical development, marketing and administrative activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds and product candidates since March 2003. As of June 30, 2007, we have accumulated net losses of approximately $131.2 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices (cGLP), and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed.

If our Common Technical Dossier (CTD) contractors do not successfully carry out their duties or if we lose our relations with our CTD contractors, our NDA for iloperidone could be delayed.

We are dependent on third-party vendors for assistance in the preparation of our CTD for the NDA we expect to file for iloperidone by the end of 2007. These parties are not our employees and we have limited control over the amount or timing of resources that they devote to our program. If they fail to devote sufficient time and resources to our NDA preparation or if their performance is substandard, it will delay the approval of iloperidone.

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

We believe the primary competitors for each of our product candidates are as follows:

•	For iloperidone in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone) (including the depot formulation Risperdal® Consta®) and Invega® (paliperidone) by Johnson & Johnson, Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Bristol-Myers Squibb Company/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc. and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Wyeth/Solvay S.A./Lundbeck A/S), and asenapine (Schering-Plough Corporation).

•	For VEC-162 in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for insomnia include indiplon (Neurocrine Biosciences, Inc.) and low-dose doxepin (Silenortm, Somaxon Pharmaceuticals, Inc.).

•	For VEC-162 in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Wellbutrin® (buproprion) by GSK and Cymbalta® (duloxetine) by Eli Lilly. In addition to the approved products, compounds in Phase III trials for depression include agomelatine (Novartis and Les Laboratoires Servier).

•	For VSF-173 in the treatment of excessive sleepiness, Provigil® (modafinil) and NuVigil® (armodafinil) by Cephalon Inc., and Xyrem® (sodium oxybate) by Jazz Pharmaceuticals, Inc.

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

As of July 31, 2007, we had 48 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order for us to manage and fund our operations, continue our development activities and commercialize our product candidates. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

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

In addition to the rights we have licensed from Novartis and BMS relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of June 30, 2007, we owned twenty five pending provisional patent applications in the United States, two U.S. national stage applications under U.S. C. 371 and eight pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the United States, relating to our product candidates in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

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

In addition to our outstanding common stock, as of June 30, 2007 there were a total of 2,840,684 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms. Additionally, the sale of additional equity securities at prices below the current market price of our common stock could result in dilution to our stockholders’ interest.

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

All 4,370,000 shares of our common stock sold in the follow-on offering were sold to the public at the offering price of $27.29 per share. The aggregate price of the offering was approximately $119.3 million. The net offering proceeds to us after deducting underwriting discounts and commissions, as well as estimated offering expenses, were approximately $111.3 million. We incurred total expenses in connection with the offering of approximately $8.0 million which consisted of approximate direct payments of:

(i) $772,000 in legal, accounting and printing fees

(ii) $7,155,000 in underwriters’ discounts, fees and commissions and

(iii) $75,000 in miscellaneous expenses

We have used a portion of, and intend to continue to use, the proceeds of our initial public offering and our follow-on offering for general corporate and research and development expenses, including for our clinical trials for iloperidone, VEC-162 and VSF-173, the generation and submission of an NDA for iloperidone, the initiation and implementation of our commercialization strategy of iloperidone, and clinical manufacturing and other expenses relating to the development of our lead product candidates. The unused net proceeds from the initial public and follow-on offerings are invested in investment grade securities. This use of proceeds is not materially different from the use of proceeds described in the final prospectuses for our initial public offering and follow-on offering.

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

August 8, 2007

/s/  Steven A. Shallcross
Steven A. Shallcross
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

August 8, 2007

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