Form 10-Q
period 2007-09-30
Vanda Pharmaceuticals Inc.
filed 2007-11-08
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-51863

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
9605 Medical Center Drive, Suite 300	20850
Rockville, Maryland	(Zip Code)
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

As of November 5, 2007, there were 26,650,634 shares of the Registrant’s Common Stock issued and outstanding.

Vanda Pharmaceuticals Inc.
(A Development Stage Enterprise)

Form 10-Q Index

For the Three and Nine Months Ended September 30, 2007

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and for the period from March 13, 2003 (inception) to September 30, 2007	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2007	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from March 13, 2003 (inception) to September 30, 2007	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	32
ITEM 4T.	Controls and Procedures	32

PART II — OTHER INFORMATION
ITEM 1A.	Risk Factors	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
ITEM 5.	Other Information	46
ITEM 6.	Exhibits	47
Signatures		48
Exhibits		49
EX-10.20
EX-10.21
EX-31.1
EX-31.2
EX-32.1

Part I — FINANCIAL INFORMATION ITEM

1.	FINANCIAL STATEMENTS (UNAUDITED)

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$59,954,473	$30,928,895
Marketable securities	45,474,370	941,981
Prepaid expenses, deposits and other current assets	3,439,284	1,949,466

Total current assets	108,868,127	33,820,342
Marketable securities, long-term	3,992,347	—
Property and equipment, net	1,444,925	1,859,704
Deposits	150,000	150,000
Restricted cash	430,230	430,230

Total assets	$114,885,629	$36,260,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,446,423	$2,783,249
Accrued expenses	11,868,130	6,322,808

Total current liabilities	15,314,553	9,106,057
Deferred rent	280,655	238,413
Deferred grant revenue	—	129,950
Other long-term liabilities	—	28,984

Total liabilities	15,595,208	9,503,404

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 150,000,000 shares authorized as of September 30, 2007 and December 31, 2006; and 26,643,487 and 22,128,534 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	26,643	22,129
Additional paid-in capital	252,412,208	126,578,588
Accumulated other comprehensive gain (loss)	13,430	(3,269)
Deficit accumulated during the development stage	(153,161,860)	(99,840,576)

Total stockholders’ equity	99,290,421	26,756,872

Total liabilities and stockholders’ equity	$114,885,629	$36,260,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from
					March 13,
					2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

Revenues from services	$—	$—	$—	$—	$81,545

Operating expenses:
Research and development	13,874,248	9,542,385	34,660,132	44,130,788	113,075,038
General and administrative	9,647,646	3,264,849	23,330,570	9,170,439	47,536,325

Total operating expenses	23,521,894	12,807,234	57,990,702	53,301,227	160,611,363

Loss from operations	(23,521,894)	(12,807,234)	(57,990,702)	(53,301,227)	(160,529,818)
Other income (expense):
Interest income	1,514,708	683,469	4,608,143	1,686,363	7,399,713
Interest expense	—	(396)	—	(4,829)	(80,485)
Other income	71,345	—	71,345	—	71,947

Total other income, net	1,586,053	683,073	4,679,488	1,681,534	7,391,175

Loss before tax provision	(21,935,841)	(12,124,161)	(53,311,214)	(51,619,693)	(153,138,643)

Income tax provision	7,660	—	10,070	—	23,217

Net loss	(21,943,501)	(12,124,161)	(53,321,284)	(51,619,693)	(153,161,860)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	—	—	(33,486,623)

Net loss attributable to common stockholders	$(21,943,501)	$(12,124,161)	$(53,321,284)	$(51,619,693)	$(186,648,483)

Basic and diluted net loss per share applicable to common stockholders	$(0.82)	$(0.55)	$(2.03)	$(3.72)

Shares used in calculation of basic and diluted net loss per share applicable to common stockholders	26,612,853	21,871,542	26,223,151	13,862,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-In	Comprehensive	Development	Comprehensive
	Shares	Par Value	Capital	Gain (Loss)	Stage	Loss	Total

Balances at December 31, 2006	22,128,534	$22,129	$126,578,588	$(3,269)	$(99,840,576)		$26,756,872
Follow-on offering of common stock, net of issuance costs	4,370,000	4,370	111,250,480	—	—		111,254,850
Employee stock-based compensation	—	—	14,301,976	—	—		14,301,976
Exercise of stock options	144,953	144	103,032	—	—		103,176
Non-employee stock-based compensation	—	—	178,132	—	—		178,132
Comprehensive loss:
Net loss	—	—	—	—	(53,321,284)	$(53,321,284)
Cumulative translation adjustment	—	—	—	(26,792)	—	(26,792)
Net unrealized gains on marketable securities	—	—	—	43,491	—	43,491

Comprehensive loss						$(53,304,585)	(53,304,585)

Balances at September 30, 2007	26,643,487	$26,643	$252,412,208	$13,430	$(153,161,860)		$99,290,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			March 13,
			2003
	Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(53,321,284)	$(51,619,693)	$(153,161,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446,806	415,197	1,865,659
Employee and non-employee stock-based compensation	14,480,108	4,525,202	25,792,817
Loss on disposal of assets	27,017	29,528	56,545
Accretion of discount on investments	(1,315,609)	(301,293)	(1,736,683)
Changes in assets and liabilities:
Prepaid expenses, deposits and other current assets	(1,414,371)	391,559	(3,360,162)
Deposits	—	660,000	(150,000)
Accounts payable	660,697	(143,303)	3,435,841
Accrued expenses	5,544,227	5,329,690	11,863,292
Deferred grant revenue	(140,599)	—	—
Other liabilities	13,258	209,851	280,655

Net cash used in operating activities	(35,019,750)	(40,503,262)	(115,113,896)

Cash flows from investing activities
Purchases of property and equipment	(249,728)	(1,187,295)	(3,441,225)
Proceeds from sales of property and equipment	119,054	—	119,054
Purchases of marketable securities	(107,570,370)	(101,313,078)	(221,649,154)
Proceeds from sales of marketable securities	—	82,137,888	82,137,888
Maturities of marketable securities	60,395,000	18,520,000	91,815,000
Investment in restricted cash	—	—	(430,230)

Net cash used in investing activities	(47,306,044)	(1,842,485)	(51,448,667)

Cash flows from financing activities
Proceeds from borrowings on note payable	—	—	515,147
Principal payments on obligations under capital lease	—	(1,071)	(91,691)
Principal payments on note payable	—	(141,074)	(515,147)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	61,795,187
Proceeds from exercise of stock options and warrants	103,176	48,886	262,046
Proceeds from issuance of common stock, net of issuance costs	111,254,850	53,329,951	164,588,801

Net cash provided by financing activities	111,358,026	53,236,692	226,554,343

Effect of foreign currency translation	(6,654)	(3,781)	(37,307)

Net increase in cash and cash equivalents	29,025,578	10,887,164	59,954,473
Cash and cash equivalents
Beginning of period	30,928,895	21,012,815	—

End of period	$59,954,473	$31,899,979	$59,954,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of small molecule therapeutics, with exclusive worldwide commercial rights to three product candidates in clinical development for various central nervous system disorders. Vanda commenced its operations on March 13, 2003. The Company’s lead product candidate, iloperidone, is a compound for the treatment of schizophrenia and bipolar disorder. The Company submitted a New Drug Application (NDA) for iloperidone in schizophrenia to the United States Food and Drug Administration (FDA) on September 27, 2007. The Company’s second product candidate, VEC-162, is a compound for the treatment of sleep and mood disorders, which previously demonstrated positive results from a Phase III clinical trial in transient insomnia. VEC-162 is also ready for Phase II trials for the treatment of depression. The Company recently initiated a Phase III trial of VEC-162 in chronic primary insomnia. The Company’s third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness. On October 30, 2007 the Company reported the top-line results of its first Phase II trial of VSF-173 for the treatment of excessive sleepiness.

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

The Company’s activities will necessitate significant uses of working capital throughout 2007 and beyond. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s research and development efforts, payments received under contractual agreements with other parties, if any, and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities and believes that its current capital resources will be sufficient to meet its anticipated operating needs into mid-2008 and, after that time, the Company will require additional capital. In budgeting for its activities, the Company has relied on a number of assumptions, including assumptions that the Company will continue to expend funds in preparation of a commercial launch of iloperidone, that it will conduct the Phase III trial of VEC-162 in chronic primary insomnia in accordance with its expectations, that it will not engage in further in-licensing activities, that it will not receive any proceeds from potential partnerships, that it will not expend funds on the bipolar indication for iloperidone, that it will continue to evaluate pre-clinical compounds for potential development, that it will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that it will be able to retain its key personnel, and that it will not incur any significant contingent liabilities.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Vanda Pharmaceuticals Inc. have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2006 included in the Company’s annual report on the Form 10-K. The financial information as of September 30, 2007 and for the periods of the three and nine months ended September 30, 2007 and 2006 and for the period from March 13, 2003 (inception) to September 30, 2007, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report incorporated by reference in the Form 10-K for the year ended December 31, 2006. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned Singapore subsidiary. All inter-company balances and transactions have been eliminated.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Marketable securities

The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, amortization of premiums and accretion of discounts on marketable securities, and realized gains and losses on securities are included in interest income in the condensed consolidated statements of operations. Marketable securities with a maturity of more than one year at the end of the period are classified as long-term securities.

Restricted cash

During 2005, in conjunction with the lease of the office and laboratory space in Rockville, MD, the Company provided the landlord with a letter of credit, which was collateralized with a deposit in the amount of $430,230. The deposit is recorded as non-current restricted cash at September 30, 2007 since the letter of credit is required until the lease expires in 2016.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company places its cash and cash equivalents and marketable securities with highly-rated financial institutions. At September 30, 2007, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Stock-based compensation

The Company accounts for the stock-based compensation expenses in accordance with the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.

For stock awards granted in 2006 and 2007, expenses are amortized under the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted during 2006 and 2007 were estimated to be approximately 2% based on the Company’s historical experience.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2007 and 2006 comprised of the following:

					Period from
					March 13,
					2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

Research and development	$1,097,577	$184,789	$3,292,944	$475,563	$4,825,955
General and administrative	4,059,822	1,321,008	11,009,038	4,013,347	20,749,243

Stock-based compensation expense	$5,157,399	$1,505,797	$14,301,982	$4,488,910	$25,575,198

Stock-based compensation expense per basic and diluted share of common stock	$0.19	$0.07	$0.55	$0.32

Shares used in calculation of stock-based compensation expense per share	26,612,853	21,871,542	26,223,151	13,862,613

As of September 30, 2007, approximately $29.8 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 2.8 years.

As of September 30, 2007, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 1,195,577 shares were subject to outstanding options granted under the 2004 Plan as of September 30, 2007, and no additional options will be granted under this plan. As of September 30, 2007 there are 2,385,141 shares of the Company’s common stock reserved under the 2006 Plan of which 1,651,608 shares were subject to outstanding options to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of September 30, 2007. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006 and options granted to new employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the option awards. The remaining 75% of the option awards vest and become exercisable monthly in equal installments thereafter over three years. Option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives provide for accelerated vesting if there is a change in control of the Company.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors due to the lack of historic information of the Company’s publicly traded common stock. The expected term of options granted is based on the transition approach provided by Staff Accounting Bulletin (“SAB”) No. 107 as the options meet the “plain vanilla” criteria required by this method. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2007	2006

Expected dividend yield	0%	0%
Weighted average expected volatility	71%	71%
Weighted average expected term (years)	6.25	5.56
Weighted average risk-free rate	4.66%	4.84%

A summary of option activity for the 2004 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2006	1,347,205	$1.69
Forfeited	(6,580)	2.77
Exercised	(145,048)	0.71		$3,168,427

Outstanding at September 30, 2007	1,195,577	1.80	8.00	14,476,815

Exercisable at September 30, 2007	523,075	1.72	7.81	6,521,261

A summary of option activity for the 2006 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2006	359,527	$20.21
Granted	1,317,301	29.01
Forfeited	(72)	30.65
Cancelled	(25,148)	27.91

Outstanding at September 30, 2007	1,651,608	27.11	9.33	$536,616

Exercisable at September 30, 2007	250,463	26.66	9.31	150,027

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2007 was $20.03 per share. For the nine months ended September 30, 2007 and 2006 the Company received a total of $103,176 and $294, respectively, in cash from options exercised under the stock-based arrangements.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of September 30, 2007, an aggregate of 35,625 shares were subject to outstanding options granted to non-employees under the 2004 Plan and 2006 Plan of which 28,187 options are subject to vesting. Total non-employee equity-based compensation expense, recognized during the three and nine months ended September 30, 2007 and 2006 was comprised of the following:

					Period from
					March 13,
					2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

Research and development	$465	$1,528	$90,262	$36,292	$129,755
General and administrative	(1,418)	—	87,864	—	87,864

	$(953)	$1,528	$178,126	$36,292	$217,619

Accrued expenses

Management is required to estimate accrued expenses as part of the process of preparing financial statements. The estimation of accrued expenses involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, and fees for marketing and other commercialization activities. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes these expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment.

Research and development expenses

The Company’s research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, license fees, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop products, all related facilities costs, and salaries, other employee related costs and stock-based compensation related to the research and development personnel. The Company expenses research and development costs as they are incurred, including payments made to date under the license agreements. Manufacturing-related costs are also included in research and development expenses as the Company does not yet have FDA approval for any of its product candidates. Costs related to the acquisitions of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved.

General and administrative expenses

General and administrative costs consist primarily of salaries, other employee related costs and stock-based compensation for personnel serving executive, business development, marketing, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

services. General and administrative costs also include third party expenses incurred to support business development, marketing and other business activities related to our product candidate iloperidone, in anticipation of its commercial launch.

Income taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109), which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). According to this standard the entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 is effective for fiscal years beginning after November 15, 2007. While the Company continues to evaluate the impact of SFAS 159, this pronouncement is not expected to have significant impact on its results of operations and financial condition.

In June 2007, the Emerging Issues Task Force issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3), which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. The Company will be required to adopt EITF 07-3 for the year beginning after December 15, 2007. The Company is

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

currently assessing EITF 07-3 and does not expect the pronouncement to have a significant impact on its future condensed consolidated financial statements upon its adoption.

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

Diluted EPS is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of other potential common stock outstanding for the period. Other potential common stock includes the Company’s Series A Preferred Stock and Series B Preferred Stock outstanding prior to the consummation of the Company’s initial public offering, stock options and warrants to purchase common stock, but only to the extent that their inclusion is dilutive. The Company incurred a net loss in all periods presented, causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share attributable to common stockholders and basic loss per share attributable to common stockholders being equivalent.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Numerator:
Net loss	$(21,943,501)	$(12,124,161)	$(53,321,284)	$(51,619,693)

Denominator:
Weighted average shares of common stock outstanding	26,629,637	21,907,188	26,243,793	13,904,719
Weighted average unvested shares of common stock subject to repurchase	(16,784)	(35,646)	(20,642)	(42,106)

Denominator for basic and diluted net loss per share	$26,612,853	$21,871,542	$26,223,151	$13,862,613

Basic and diluted net loss per share applicable to common stockholders	$(0.82)	$(0.55)	$(2.03)	$(3.72)

Anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	2,847,185	1,673,361	2,847,185	1,673,361

Upon consummation of the initial public offering on April 12, 2006, all shares of the Company’s Series A Preferred Stock and Series B Preferred Stock were converted into an aggregate of 15,794,632 shares of common stock. Additionally, the holders of the warrants to purchase 50,335 shares of common stock exercised their warrants upon the Company’s initial public offering.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term :
U.S. Treasury and government agencies	$6,477,825	$5,332	$—	$6,483,157
U.S. corporate debt	36,160,430	37,805	(12,902)	36,185,333
U.S. asset-based securities	2,803,806	2,074	—	2,805,880

	$45,442,061	$45,211	$(12,902)	$45,474,370

Long-term:
U.S. corporate debt	$1,986,513	$1,049	—	$1,987,562
U.S. asset-based securities	2,004,375	410	—	2,004,785

	$3,990,888	$1,459	—	$3,992,347

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term :
U.S. corporate debt	$941,970	$36	$(25)	$941,981

	$941,970	$36	$(25)	$941,981

5. Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets:

	September 30,	December 31,
	2007	2006

Deposits with vendors	$790,000	$820,000
Prepaid insurance	455,202	337,332
Prepaid research and development expenses	737,742	185,229
Accrued interest income	417,338	97,575
Other prepaid expenses	1,035,225	332,400
Prepaid follow-on offering costs	—	69,064
Other receivables	3,777	107,866

	$3,439,284	$1,949,466

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Property and Equipment

Property and equipment — at cost:

	Estimated Useful Life	September 30,	December 31,
	(Years)	2007	2006

Laboratory equipment	5	$1,285,107	$1,675,375
Computer equipment	3	762,755	741,404
Furniture and fixtures	7	187,317	169,549
Leasehold improvements	10	485,506	736,518

		2,720,685	3,322,846
Less — accumulated depreciation and amortization		(1,275,760)	(1,463,142)

		$1,444,925	$1,859,704

Depreciation and amortization expense for the nine months ended September 30, 2007 was $446,806, for the nine months ended September 30, 2006 was $415,197 and for the period from March 13, 2003 (inception) to September 30, 2007 was $1,865,659.

7.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006

Accrued research and development expenses	$3,923,252	$4,552,050
Accrued license fee	5,000,000	—
Bonus accrual	695,650	1,084,512
Accrued professional fees	1,825,693	329,177
Employee benefits	248,763	78,656
Lease abandonment	124,267	232,388
Other accrued expenses	50,505	46,025

	$11,868,130	$6,322,808

8.	Commitments and Contingencies

Singapore research facility

In May 2007, the Company initiated a plan to move all of its operations out of Singapore and to consolidate all of its discovery research activities in its Rockville, Maryland facility. The consolidation was completed as of September 30, 2007, and all expenses of the consolidation, including employee severance, loss on the sale of fixed assets and other related costs were recorded in the condensed consolidated financial statements as of September 30, 2007. Total expenses relating to the consolidation of the discovery research activities were not significant to the Company’s condensed consolidated financial statements.

In 2004 the Company’s subsidiary in Singapore entered into an agreement with the Economic Development Board of Singapore (EDB) to provide a grant for a development project. During 2005, the Company received a payment from the EDB that was recorded as deferred grant revenue since under certain conditions the EDB could have reclaimed these funds. On September 19, 2007 the Company agreed with the EDB to pay

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

back 50% of the grant and the remaining 50%, or $71,345, was recognized as other income during the three months ended September 30, 2007.

Operating leases

The Company has commitments totaling approximately $6.5 million under operating real estate leases for its current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008. In September 2007, the Company entered into an agreement to sublease its former headquarters for the remainder of the lease for approximately $67,000.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of September 30, 2007.

Licensing agreements

The Company’s rights to develop and commercialize the clinical-stage product candidates are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Iloperidone.  The Company acquired exclusive worldwide rights to patents for iloperidone through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $500,000 and is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. The Company expects to meet a milestone in 2007 under this license agreement relating to the filing of the NDA for iloperidone in schizophrenia, for which the Company is obligated to make a license payment of $5.0 million. The Company recorded an expense of $5.0 million in September 2007 resulting from this milestone obligation.

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

Future license payments.  Except for the accrued expense of $5,000,000 in connection with the license fee payable upon the expected filing of the NDA by the FDA for iloperidone in schizophrenia, no other amounts were recorded as liabilities nor were any other contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of September 30, 2007, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on the Company’s financial position or results of operations. In addition, there are no uncertain tax positions whose resolution in the next twelve months is expected to materially affect operating results. The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2007 or 2006, except for an estimated tax expense resulting from the research and development agreement with the Company’s subsidiary in Singapore. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at September 30, 2007 and December 31, 2006. Under the Tax Reform Act of 1986, the amounts of and benefits from the operating loss carryforwards may be impaired in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

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

Our Business

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage product candidates for central nervous system disorders, with exclusive worldwide commercial rights to three product candidates in clinical development. Our lead product candidate, iloperidone, is a compound for the treatment of schizophrenia and bipolar disorder and on September 27, 2007 we submitted a New Drug Application (NDA) for iloperidone in schizophrenia with the United States Food and Drug Administration (FDA). Our second product candidate, VEC-162, is a compound for the treatment of sleep and mood disorders, which previously demonstrated positive results in a Phase III clinical trial for transient insomnia. We will have to conduct additional trials prior to our filing of an NDA for VEC-162, and we recently initiated a Phase III trial of VEC-162 in chronic primary insomnia. VEC-162 is also ready for Phase II trials for the treatment of depression. Our third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness. On

October 30, 2007 we reported the top-line results of our first Phase II clinical trial of VSF-173 for the treatment of excessive sleepiness. We plan to conduct additional Phase II trials.

Assuming successful outcomes of our clinical trials and approval by the FDA, we plan to commercialize iloperidone and VSF-173 with our own sales force in the U.S., and we expect to commercialize VEC-162 through a partnership with a global pharmaceutical company, although we have not yet identified such a global partner.

We are a development stage enterprise and have accumulated net losses of approximately $153.2 million since the inception of our operations through September 30, 2007. We have no product revenues to date and have no approved products for sale. Since inception we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and conducting market research. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product candidates, iloperidone and VEC-162, and on the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in the “Risk Factors” section of this quarterly report on Form 10-Q.

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

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs into mid-2008, and after that time we will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will continue to expend funds in preparation of a commercial launch of iloperidone, that we will conduct our VEC-162 Phase III trial in chronic primary insomnia in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for iloperidone, that we will continue to evaluate clinical and pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and we may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

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

Iloperidone

Iloperidone is our product candidate under development to treat schizophrenia and bipolar disorder. We submitted an NDA for iloperidone in schizophrenia to the FDA on September 27, 2007. We are also developing a 4-week injectable formulation of iloperidone, for which we already have early Phase II data from a study previously conducted by Novartis. From inception to September 30, 2007, we incurred approximately $63.7 million in research and development costs directly attributable to our development of iloperidone, including a $5.0 million milestone license fee payable to Novartis related to the filing of our NDA.

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

VEC-162

VEC-162 is our product candidate under development to treat sleep and mood disorders. VEC-162 is a melatonin receptor agonist that works by adjusting the human “body clock” of circadian rhythm. VEC-162 has successfully completed a Phase III trial in transient insomnia in November 2006. We initiated a Phase III trial of VEC-162 in chronic primary insomnia in October 2007.

From inception to September 30, 2007, we incurred approximately $30.9 million in direct research and development costs directly attributable to our development of VEC-162. We believe that we will have to conduct additional trials to receive FDA approval of VEC-162. We have recently initiated a Phase III clinical trial to evaluate the safety and efficacy of VEC-162 in chronic primary insomnia. The trial is a randomized, double-blind, and placebo-controlled study, and will enroll approximately 400 patients. The trial will measure time to fall asleep and sleep maintenance, as well as next-day performance and mood. We expect to announce the results of this Phase III trial in the fourth quarter of 2008.

VSF-173

VSF-173 is an oral compound that has demonstrated effects on animal sleep/wake patterns and gene expression suggestive of a stimulant effect. In a recently completed Phase II trial of VSF-173 in excessive sleepiness, the compound demonstrated improvement compared to placebo on the Maintenance of Wakefulness Test (MWT), though not statistically significant, and dose-dependent, statistically significant improvements versus placebo on a number of secondary endpoints taken in the recovery sleep period after dosing, including number of awakenings, and sleep efficiency and wake after sleep onset in the first third of the recovery sleep period. VSF-173 was also demonstrated to be safe and well-tolerated. We expect to conduct additional Phase II trials.

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

From inception to September 30, 2007, we incurred approximately $5.6 million in direct research and development costs directly attributable to our development of VSF-173, including a milestone license fee of $1.0 million paid upon the initiation of our first Phase II clinical trial.

Research and development expenses

The Company’s research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, license fees, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop products, all related facilities costs, and salaries, other employee related costs and stock-based compensation related to the research and development personnel. The Company expenses research and development costs as they are incurred, including payments made to date under the license agreements. Manufacturing-related costs are also included in research and development expenses as the Company does not yet have FDA approval for any of its product candidates. Costs related to the acquisitions of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved.

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and pharmacogenetics and pharmacogenomics expertise. From inception through September 30, 2007, we incurred research and development expenses in the aggregate of approximately $113.1 million, including employee stock-based compensation expenses of approximately $4.8 million. We expect to continue to incur significant research and development expenses as we continue to develop our product candidates. We also expect to incur substantial licensing costs in the future, as we continue our efforts to develop our product candidates and to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the three and nine months ended September 30, 2007 and 2006 and the period from March 13, 2003 (inception) to September 30, 2007. Included in this table are the research and development expenses recognized in connection with our product candidates in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

					Period from
					March 13,
					2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

Direct project costs(1)
Iloperidone	$7,972,000	$5,195,000	$18,366,000	$31,478,000	$63,742,000
VEC-162	3,894,000	3,512,000	9,922,000	9,559,000	30,941,000
VSF-173	782,000	214,000	3,077,000	849,000	5,646,000
Other product candidates	653,000	228,000	1,559,000	873,000	4,593,000

Total direct product costs	13,301,000	9,149,000	32,924,000	42,759,000	104,922,000
Indirect project costs(1)
Facility	59,000	129,000	341,000	447,000	1,425,000
Depreciation	108,000	125,000	333,000	350,000	1,596,000
Other indirect overhead	406,000	139,000	1,062,000	575,000	5,132,000

Total indirect expenses	573,000	393,000	1,736,000	1,372,000	8,153,000

Total research and development expenses	$13,874,000	$9,542,000	$34,660,000	$44,131,000	$113,075,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries, other employee related costs and stock-based compensation expenses for personnel serving executive, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative costs also include third party expenses incurred to support business development, marketing and other business activities related to our product candidate iloperidone in anticipation of its commercial launch. We expect that our general and administrative expenses will increase as we continue to prepare for the commercial launch of our lead product candidate, add sales personnel and continue to build our commercial infrastructure. From inception through September 30, 2007, we incurred general and administrative expenses in the aggregate of approximately $47.5 million, including employee stock-based compensation expenses of approximately $20.7 million.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements as well as the reported income and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accrued expenses

As part of the process of preparing financial statements we are required to estimate accrued expenses. The estimation of accrued expenses involves identifying services that have been performed on our behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, and fees for marketing and other commercialization activities. Pursuant to our assessment of the services that have been performed on clinical trials and other contracts, we recognize these expenses as the services are provided. Our assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.

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

Total employee stock-based compensation expense recognized during the three and nine months ending September 30, 2007 and 2006 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Research and development	$1,097,000	$185,000	$3,293,000	$476,000
General and administrative	4,060,000	1,321,000	11,009,000	4,013,000

Stock-based compensation	$5,157,000	$1,506,000	$14,302,000	$4,489,000

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

In June 2007, the Emerging Issues Task Force issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3), which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. We will be required to adopt EITF 07-3 for the year beginning after December 15, 2007. We are currently assessing EITF 07-3 and do not expect the pronouncement to have a significant impact on its future condensed consolidated financial statements upon its adoption.

Results of Operations

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of September 30, 2007, we had a deficit accumulated during the development stage of approximately $153.2 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Research and development expenses.  Research and development expenses increased by approximately $4.3 million, or 45%, to approximately $13.9 million for the three months ended September 30, 2007 compared to approximately $9.5 million for the three months ended September 30, 2006.

The following table discloses the components of research and development expenses reflecting all of our project expenses:

	Three Months Ended
	September 30,	September 30,
	2007	2006

Direct project costs:
Clinical trials	$2,444,000	$5,774,000
Contract research and development, consultants, materials and other costs	3,731,000	2,265,000
License fees	5,000,000	—
Salaries, benefits and related costs	1,029,000	925,000
Stock-based compensation	1,097,000	185,000

Total direct costs	13,301,000	9,149,000
Indirect project costs	573,000	393,000

	$13,874,000	$9,542,000

Direct costs increased approximately $4.2 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 as a result of the milestone fee and other expenses relating to our NDA for iloperidone, increase in clinical manufacturing activities for both iloperidone and VEC-162, offset by lower clinical trial expenses for the Company’s iloperidone and VEC-162 Phase III trials that were primarily completed in 2006. Clinical trials expense decreased approximately $3.3 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to the cost incurred during the three months ended September 30, 2006 in our Phase III iloperidone and VEC-162 clinical trials that were completed primarily in 2006. Contract research and development, consulting, materials and other direct costs increased approximately $1.5 million for the three months ended September 30, 2007 relative to the three months ended September 30, 2006, primarily as a result of increased iloperidone NDA related expenses and manufacturing-related development costs incurred in connection with the manufacturing of clinical supply materials for the iloperidone and the VEC-162 programs. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expense. Salaries, benefits and related costs increased approximately $103,000 for the three months ended September 30, 2007 relative to the three months ended September 30, 2006 due to an increase in personnel to support the development and clinical trial activities for iloperidone, VEC-162 and VSF-173. Stock-based compensation expense increased by approximately $913,000 compared to the three months ended September 30, 2006 as a result of options granted in 2007 and the higher fair value of options granted during 2007 compared to options granted in prior periods.

We expect to continue to incur substantial research and development expenses due to our ongoing research and development efforts as our existing and future product candidates advance through clinical trials.

General and administrative expenses.  General and administrative expenses increased approximately $6.4 million, or 196%, to approximately $9.6 million for the three months ended September 30, 2007 from approximately $3.3 million for the three months ended September 30, 2006.

The following table discloses the components of our general and administrative expenses:

	Three Months Ended
	September 30,	September 30,
	2007	2006

Salaries, benefits and related costs	$760,000	$610,000
Stock-based compensation	4,060,000	1,321,000
Marketing and related consulting services	3,369,000	235,000
Legal, accounting and other professional expenses	686,000	406,000
Other expenses	773,000	693,000

	$9,648,000	$3,265,000

Salaries, benefits and related costs increased approximately $150,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to an increase in personnel as we continued to develop the administrative structure to support the development and clinical trial activities of our lead product candidates and to build our marketing capabilities in anticipation of the commercial launch of iloperidone. Stock-based compensation expense increased by approximately $2.7 million as a result of options granted in 2007 and the higher fair value of options granted during 2007 compared to options granted in prior periods. Marketing and related consulting services expenses increased by approximately $3.1 million due to the increase in marketing activity related to our anticipated commercial launch of iloperidone. These increased expenses included market research, branding, medical community cultivation and publication planning costs. Legal, accounting and other professional costs increased by approximately $280,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due primarily to a higher level of business development consulting activity and higher costs associated with our reporting and other regulatory obligations applicable to public companies.

We expect our general and administrative expenses to increase substantially, primarily to support our commercial development activities.

Interest and other income.  Interest and other income in the three months ended September 30, 2007 was approximately $1.6 million compared to approximately $683,000 in the three months ended September 30, 2006. Interest income was higher in 2007 due to higher average cash balances for the quarter, primarily resulting from the proceeds from our public offerings and higher short-term interest rates which generated substantially higher interest income than in 2006. Other income for the three months ended September 30, 2007 includes approximately $71,000 in revenue recognized from a grant from the Economic Development Board in Singapore. We do not expect to receive similar grants in the future.

Our interest and other income for the three months ended September 30, 2007 and 2006 are disclosed on the following table:

	Three Months Ended
	September 30,	September 30,
	2007	2006

Interest income	$1,515,000	$683,000
Other income	71,000	—

	$1,586,000	$683,000

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Research and development expenses.  Research and development expenses decreased by approximately $9.5 million, or 21%, to approximately $34.7 million for the nine months ended September 30, 2007 compared to approximately $44.1 million for the nine months ended September 30, 2006.

The following table discloses the components of research and development expenses reflecting all of our project expenses:

	Nine Months Ended
	September 30,	September 30,
	2007	2006

Direct project costs:
Clinical trials	$7,323,000	$33,055,000
Contract research and development, consultants, materials and other costs	13,261,000	5,855,000
License fees	6,000,000	1,000,000
Salaries, benefits and related costs	3,047,000	2,373,000
Stock-based compensation	3,293,000	476,000

Total direct costs	32,924,000	42,759,000
Indirect project costs	1,736,000	1,372,000

	$34,660,000	$44,131,000

Direct costs decreased approximately $9.8 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as a result of lower clinical trial expenses for the Company’s iloperidone and VEC-162 Phase III trials that were primarily completed in 2006. These decreases were offset by the milestone fee that we expect to pay and other expenses relating to our NDA for iloperidone and clinical manufacturing activities for both iloperidone and VEC-162. Clinical trials expense decreased approximately $25.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to the cost incurred during the nine months ended September 30, 2006 in our Phase III iloperidone and VEC-162 clinical trials. Contract research and development, consulting, materials and other direct costs increased approximately $7.4 million for the nine months ended September 30, 2007 relative to the nine months ended September 30, 2006 primarily as a result of increased expenses related to the preparation of our NDA for iloperidone and the increased manufacturing of clinical supply materials for the iloperidone and the VEC-162 programs. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expenses. During the nine months ended September 30, 2007 we met the requirements for a $5.0 million milestone payment to Novartis under our license agreement for iloperidone and a $1.0 million milestone payment to Novartis under our license agreement for VSF-173, and during the nine months ended September 30, 2006 we met the requirements for a $1.0 million milestone payment to BMS under our license agreement for VEC-162. Salaries, benefits and related costs increased approximately $674,000 for the nine months ended September 30, 2007 relative to the nine months ended September 30, 2006 due to an increase in personnel to support the development and clinical trial activities for iloperidone, VEC-162 and VSF-173. Stock-based compensation expense increased by approximately $2.8 million compared to the nine months ended September 30, 2006 as a result of options granted in 2007 and the higher fair value of options granted during 2007 compared to options granted in prior periods.

We expect to continue to incur substantial research and development expenses due to our ongoing research and development efforts and as our existing and future product candidates advance through clinical trials.

General and administrative expenses.  General and administrative expenses increased approximately $14.2 million, or 154%, to approximately $23.3 million for the nine months ended September 30, 2007 from approximately $9.2 million for the nine months ended September 30, 2006.

The following table discloses the components of our general and administrative expenses:

	Nine Months Ended
	September 30,	September 30,
	2007	2006

Salaries, benefits and related costs	$2,319,000	$1,746,000
Stock-based compensation	11,009,000	4,013,000
Marketing and related consulting services	5,373,000	385,000
Legal, accounting and other professional expenses	2,333,000	978,000
Other expenses	2,297,000	2,048,000

	$23,331,000	$9,170,000

Salaries, benefits and related costs increased approximately $573,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to an increase in personnel as we continued to develop the administrative structure to support the development and clinical trial activities of our lead product candidates and to build our marketing capabilities in anticipation of the commercial launch of iloperidone. Stock-based compensation expense increased by approximately $7.0 million as a result of options granted in 2007 and the higher fair value of options granted during 2007 compared to options granted in prior periods. Marketing and related consulting services expenses increased by approximately $5.0 million due to the increase in marketing activities related to our anticipated commercial launch of iloperidone. These increased expenses included market research, branding, medical community cultivation and publication planning costs. Legal, accounting and other professional costs increased approximately $1.4 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due primarily to a higher level of business developments consulting activity and higher costs associated with our reporting and other regulatory obligations applicable to public companies.

We expect our general and administrative expenses to increase substantially, primarily to support our commercial development activities.

Interest and other income, net.  Net interest income in the nine months ended September 30, 2007 was approximately $4.7 million compared to net interest income of approximately $1.7 million in the nine months ended September 30, 2006. Interest income was higher in 2007 due to higher average cash balances for the period, primarily resulting from the proceeds from our public offerings and higher short-term interest rates which generated substantially higher interest income than in 2006. Other income for the nine months ended September 30, 2007 includes approximately $71,000 in revenue recognized from a grant from the Economic Development Board in Singapore. We do not expect to receive similar grants in the future.

Our interest and other income for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 are disclosed on the following table:

	Nine Months Ended
	September 30,	September 30,
	2007	2006

Interest income	$4,608,000	$1,686,000
Other income	71,000	—
Interest expense	—	(5,000)

	$4,679,000	$1,681,000

Liquidity and Capital Resources

We have funded our operations through September 30, 2007 principally with the net proceeds from private preferred stock offerings of approximately $62.0 million, with net proceeds from our April 2006 initial public offering of approximately $53.3 million and with net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

As of September 30, 2007, cash and cash equivalents and marketable securities were approximately $109.4 million compared to approximately $31.9 million at December 31, 2006. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. As of September 30, 2007 the Company also held a non-current deposit of $430,000 that is used to collateralize a letter of credit issued for its current office lease expiring in 2016.

As of September 30, 2007 and December 31, 2006, our liquidity resources are summarized as follows:

	September 30,	December 31,
	2007	2006

Cash and cash equivalents	$59,954,000	$30,929,000

U.S. Treasury and government agencies	6,483,000	—
U.S. corporate debt securities	36,185,000	942,000
U.S. asset-backed securities	2,806,000	—

Marketable securities, short-term	45,474,000	942,000

U.S. corporate debt securities	1,988,000	—
U.S. asset-backed securities	2,004,000	—

Marketable securities, long-term	3,992,000	—

	$109,420,000	$31,871,000

Restricted cash	$430,000	$430,000

We maintain cash balances with financial institutions in excess of insured limits, but do not anticipate any losses with respect to such cash balances.

Cash Flow

	Nine Months Ended
	September 30,	September 30,
	2007	2006

Net cash provided by (used in)
Operating activities	$(35,020,000)	$(40,503,000)
Investing activities	(47,306,000)	(1,843,000)
Financing activities	111,358,000	53,237,000
Exchange rate effect on cash and equivalents	(6,000)	(4,000)

Net increase in cash and cash equivalents	$29,026,000	$10,887,000

Net cash used in operations was approximately $35.0 million and approximately $40.5 million for the nine months ended September 30, 2007 and 2006, respectively. The net loss for the nine months ended September 30, 2007 of approximately $53.3 million was offset primarily by non-cash charges for stock-based compensation of approximately $14.5 million, by depreciation and amortization of approximately $447,000, by a decrease in prepaid expenses of approximately $1.4 million, by an increase in accrued expenses and accounts payable of approximately $6.2 million, and other net changes in working capital. Net cash used in investing activities for the nine months ended September 30, 2007 was approximately $47.3 million and consisted primarily of net purchases of marketable securities of approximately $47.2 million. Net cash provided by financing activities for the nine months ended September 30, 2007 was approximately $111.4 million, consisting primarily of net proceeds from our follow-on offering.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual cash obligations as of September 30, 2007:

	Cash Payments Due by Period
		October to
		December					After
	Total	2007	2008	2009	2010	2011	2011

Operating leases	$6,497,000	$162,000	$662,000	$685,000	$706,000	$727,000	$3,555,000

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively. We vacated our previous headquarters in January 2006. According to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the company shall be recognized and measured when the company ceases using the right conveyed by the lease, reduced by the sublease rentals. As of September 30, 2007, the balance of the lease abandonment accrual was approximately $124,000.

During the second quarter of 2007, we exercised an option to lease additional space in our current headquarters in Rockville, Maryland and the additional commitment is reflected in the summary of operating lease commitments. In connection with the consolidation of our research activities, we terminated our Singapore lease, vacated the premises at the end of September 2007 and we have no other obligations in respect to the Singapore lease.

Clinical research organization contracts and other contracts

We entered into agreements with clinical research organizations responsible for conducting and monitoring our clinical trials for iloperidone, VEC-162 and VSF-173. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination). We also entered into agreements with clinical manufacturing organizations and other outside contractors who are responsible for additional services supporting our on-going clinical development and commercialization processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

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

As a result of the successful commencement of the Phase III clinical study of VEC-162 in March 2006, we met the first milestone specified in our licensing agreement with Bristol-Myers Squibb and recorded a related license expense of $1,000,000 during the three months ended March 31, 2006. During March 2007, we met our first milestone under the license agreement with Novartis for VSF-173 relating to the initiation of the Phase II clinical trial and recorded a license fee expense of $1,000,000 during the three months ended March 31, 2007. As a result of the submission of our NDA for iloperidone in October 2007, we expect to meet another milestone under our license agreement with Novartis. During the three months ended September 30, 2007 we have recorded a $5,000,000 milestone related charge, and expect to make this licensing payment to Novartis upon the successful filing of the NDA by the FDA. No other amounts were recorded as liabilities nor were any other contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of September 30, 2007, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk Factors” of this quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulations S-K.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange

We currently incur a portion of our operating expenses outside of the United States. The reporting currency for our financial statements is U.S. Dollars. To date, we have determined that operating expenses incurred in currencies other than U.S. Dollar have not been significant. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. However, if operating expenses incurred outside of the United States increase, our results of operations could be adversely impacted by changes in exchange rates. We do not currently hedge foreign currency positions and do not intend to do so for the foreseeable future.

Interest Rates

Our exposure to market risk is currently confined to our cash, cash equivalents and marketable securities that have maturities of less than 12 months. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that a change in market rates would have any significant impact on the realized value of our investments.

Effects of Inflation

Our most liquid assets are cash, cash equivalents and marketable securities. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Item 4T.	Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007. Based upon this evaluation, management has concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission.

b)  Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that have occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the condensed consolidated financial statements and the related notes contained in this quarterly report on Form 10-Q, before deciding to invest in shares of our common stock. If any of the following risks is actually realized, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks related to our business and industry

Our success is dependent on the success of our three product candidates: iloperidone, VEC-162 and VSF-173. If any of these product candidates are determined to be unsafe or ineffective in humans, whether in clinical trials or commercially, our business will be materially harmed.

Despite the positive results of our completed trials, we are uncertain whether any of our current product candidates will ultimately prove to be effective and safe in humans. Frequently, product candidates that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of any of our product candidates, whether in clinical trials or commercially, may reveal that the product candidate is ineffective, unacceptably toxic, has other undesirable side effects or is otherwise not fit for further use. If we are unable to discover and develop products that are safe and effective, our business will be materially harmed.

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

We intend to market our products outside the United States, with one or more commercial partners. In order to market our products in foreign jurisdictions, we may be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. We have no experience with obtaining any such foreign approvals. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could harm our business materially.

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

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs into mid-2008 and after that time we will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will continue to expend funds in preparation of a commercial launch of iloperidone, that we will conduct our VEC-162 Phase III trial in chronic primary insomnia in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for iloperidone, that we will continue to evaluate pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and we may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

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

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate with precision the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly as we increase our research, clinical development, marketing and administrative activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds and product candidates since March 2003. As of September 30, 2007, we have accumulated net losses of approximately $153.2 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

The FDA may refuse to file our NDA for iloperidone, which may delay or prevent the approval of iloperidone for commercial use.

We submitted our New Drug Application (NDA) for iloperidone to the FDA on September 27, 2007. The FDA must inform us within 75 days of submission if it has accepted our NDA submission and filed it for regulatory review. If the FDA determines that our NDA submission is incomplete or insufficient for filing, the FDA may refuse to file the NDA. Any such refusal by the FDA could require us to expend additional time and resources to revise and resubmit our NDA, harm our business and reputation and cause the market price of our stock to decline. Furthermore, there is no guarantee that any revised or resubmitted NDA filing we make will be accepted by the FDA.

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

We believe the primary competitors for each of our product candidates are as follows:

•	For iloperidone in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone) (including the depot formulation Risperdal® Consta®) and Invega® (paliperidone) by Johnson & Johnson, Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Bristol-Myers Squibb Company/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc. and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Wyeth/Solvay S.A./Lundbeck A/S), and asenapine (Schering-Plough Corporation) and pimavanserin (Acadaia Pharmaceuticals).

•	For VEC-162 in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials (or for which an

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

As of September 30, 2007, we had 47 full-time employees. We will need to expand our managerial, operational, financial and other resources in order for us to manage and fund our operations, continue our development activities and commercialize our product candidates. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

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

In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Our business could be materially harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

Recently enacted legislation may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, to market and to distribute our existing products.

On September 27, 2007, President Bush signed into law the Food and Drug Administration Amendments Act of 2007 or the FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at assuring drug safety and monitoring the safety of drug products after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. While we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry as well as our business will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products.

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

In addition to the rights we have licensed from Novartis and BMS relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of September 30, 2007, we owned twenty nine provisional patent applications in the United States, two U.S. national stage applications under U.S. C. 371 and eight pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the United States, relating to our product candidates in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United

States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

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

In addition to our outstanding common stock, as of September 30, 2007 there were a total of 2,847,185 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms. Additionally, the sale of additional equity securities at prices below the current market price of our common stock could result in dilution to our stockholders’ interest.

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

(iii) $276,000 in miscellaneous expenses

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

On November 7, 2007, based upon the determination of the Compensation Committee of the Company’s Board of Directors, the Company entered into a tax indemnity agreement with Al Gianchetti, the Company’s Chief Commercial Officer. Under the tax indemnity agreement, the Company or its successor will reimburse Mr. Gianchetti for any excise tax that he is required to pay under Section 4999 of the Internal Revenue Code of 1986, as amended, as well as the income and excise taxes imposed on the reimbursement. Section 4999 imposes a 20% excise tax on payments and distributions that are made or accelerated (or the vesting of which is accelerated) as a result of a change in control of the Company. The excise tax applies only if the aggregate value of the payments and distributions equals or exceeds 300% of Mr. Gianchetti’s average annual compensation from the Company for the last five completed calendar years or, if less, all years of his employment with the Company. If the tax applies, it attaches to the excess of the aggregate value of the payments and distributions over 100% of Mr. Gianchetti’s average annual compensation. In the Company’s case, the payments and distributions consist of the continuation of salary, incentive bonus and health insurance coverage for varying periods of time and accelerated vesting of stock options to varying degrees.

The form of tax indemnity agreement is attached as Exhibit 10.21 to this report. An agreement in this form has also been entered into between the Company and each of Mihael H. Polymeropoulos, M.D., its President and Chief Executive Officer, Paolo Baroldi, M.D., Ph.D., its Senior Vice President and Chief Medical Officer, Chip Clark, its Senior Vice President, Chief Business Officer and Secretary, and Steven A. Shallcross, its Senior Vice President, Chief Financial Officer and Treasurer.

Item 6.	Exhibits

Exhibit
Number	Description

10.20	Employment Agreement for Al Gianchetti dated October 25, 2007.
10.21	Form of Tax Indemnity Agreement.
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 8, 2007

/s/  Steven A. Shallcross
Steven A. Shallcross
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

November 8, 2007

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit
Number	Description

10.20	Employment Agreement for Al Gianchetti dated October 25, 2007.
10.21	Form of Tax Indemnity Agreement.
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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