Form 10-K
period 2007-12-31
Vanda Pharmaceuticals Inc.
filed 2008-03-13
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51863

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0491827 (I.R.S. Employer Identification No.)

9605 Medical Center Drive, Suite 300
Rockville, Maryland 20850
(240) 599-4500
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001	The Nasdaq Stock Market LLC
(NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the 23,614,084 shares of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter) was $478,421,342.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 7, 2008 was 26,652,728.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on May 8, 2008, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III of this annual report on Form 10-K.

Vanda Pharmaceuticals Inc.
Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” under the securities laws. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” and “could,” and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Vanda Pharmaceuticals Inc. (Vanda or the Company) is at an early stage of development and may not ever have any products that generate significant revenue. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	delays in the completion of our clinical trials;

•	a failure of our product candidates to be demonstrably safe and effective;

•	our failure to obtain regulatory approval for our products or to comply with ongoing regulatory requirements;

•	a lack of acceptance of our product candidates in the marketplace, or a failure to become or remain profitable;

•	our inability to obtain the capital necessary to fund our research and development activities;

•	our failure to identify or obtain rights to new product candidates;

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	a loss of any of our key scientists or management personnel;

•	losses incurred from product liability claims made against us; and

•	a loss of rights to develop and commercialize our products under our license and sublicense agreements.

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained in this annual report on Form 10-K. We also encourage you to read Item 1A of this annual report on Form 10-K, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage drug candidates for central nervous system disorders, with exclusive worldwide commercial rights to three product candidates in clinical development. We believe that each of our product candidates will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•	Fiaptatm (iloperidone), a compound for the treatment of schizophrenia and bipolar disorder. On November 27, 2007 the United States Food and Drug Administration (FDA) accepted a New Drug Application (NDA) for Fiaptatm for the treatment of schizophrenia. Acceptance of the NDA confirms that the application is sufficiently complete for FDA review. We expect a decision on the application on the Prescription Drug User Fee Act (PDUFA) action date of or about July 27, 2008, although the FDA may not meet, or may extend, the PDUFA action date. Fiaptatm is also ready to begin Phase III trials for the treatment of bipolar disorder. We also plan to develop further an extended release injectable formulation for Fiaptatm to address the patient compliance issues typically associated with antipsychotic therapies.

•	VEC-162, a compound for the treatment of sleep and mood disorders. VEC-162 has demonstrated positive top-line results from a Phase III trial in transient insomnia. In November 2007 we initiated, and in February 2008 we completed, enrollment in a Phase III trial of VEC-162 for the treatment of chronic primary insomnia. We expect to complete the trial and to report its top-line results in June 2008. We will have to conduct additional trials prior to our filing of an NDA for VEC-162. VEC-162 is also ready for Phase II trials for the treatment of depression.

•	VSF-173, a compound for the treatment of excessive sleepiness. VSF-173 is in a Phase II program. On October 30, 2007 we reported the top-line results of our first Phase II clinical trial of VSF-173 for the treatment of excessive sleepiness. We will have to conduct additional Phase II trials for this product candidate in order to further its development.

We hold exclusive, worldwide rights to the above compounds and, assuming successful outcomes of our clinical trials and approval by the FDA, we expect to commercialize Fiaptatm and VSF-173 with our own sales force in the U.S., and to seek partners for commercialization of these compounds outside of the United States. Given the large size of the prescribing physician base for sleep and mood disorders, we plan to partner with a global pharmaceutical company for the development and commercialization of VEC-162 worldwide, although we have not yet identified such a partner.

Our founder and Chief Executive Officer, Mihael H. Polymeropoulos, M.D., started our operations early in 2003 after establishing and leading the Pharmacogenetics Department at Novartis AG (Novartis). In acquiring and developing our compounds we have relied upon our deep expertise in the scientific disciplines of pharmacogenetics and pharmacogenomics. These scientific disciplines examine both genetic variations among people that influence response to a particular drug, and the multiple pathways through which drugs affect people. We believe that the combination of our expertise in these disciplines and our drug development expertise may provide us with preferential access to compounds discovered by other pharmaceutical companies, and will allow us to identify new uses for these compounds. These capabilities should also enable us to shorten the time it takes to commercialize a drug when compared to traditional approaches.

Our three product candidates target large prescription markets with significant unmet medical needs. Sales of antipsychotic drugs were approximately $15 billion in 2006, according to World Review Analyst by IMS, a leading pharmaceutical market research company. These sales were achieved despite the safety concerns, moderate efficacy and poor patient compliance that are associated with these drugs. We believe that Fiaptatm may address some of the shortcomings of currently available drugs, based on its observed safety profile and the extended release injectable formulation for Fiaptatm that we plan to develop further. According to IMS, in 2006, sales of insomnia drugs generated more than $4 billion in worldwide sales and worldwide sales of anti-depressants exceeded $19 billion. However, approved drugs in both the sleep and mood disorders markets have sub-optimal safety and efficacy profiles. We believe VEC-162 may represent a breakthrough in each of these markets, based on the compound’s demonstrated efficacy and safety to date and its novel mechanism of action. The treatment of excessive sleepiness is a rapidly growing market which generated worldwide sales of approximately $800 million in 2006. Few drugs exist to treat this condition, and each of the available drugs has limitations. We believe that VSF-173 may represent a safe and effective alternative treatment in this growing market.

Our strategy

Our goal is to create a leading biopharmaceutical company focused on developing and commercializing products that address critical unmet medical needs through the application of our drug development expertise and our pharmacogenetics and pharmacogenomics expertise. The key elements of our strategy to accomplish this goal are to:

•	Pursue the clinical development and regulatory approval of our current product candidates. On November 27, 2007 the FDA officially accepted the NDA for FiaptaTM for the treatment of schizophrenia. We have also successfully completed a Phase III trial of VEC-162, although we will need to conduct additional Phase III trials of VEC-162 in chronic sleep disorders prior to filing an NDA for this compound. In November 2007 we initiated, and in February 2008 we completed, enrollment in a Phase III trial of VEC-162 in chronic primary insomnia. We have committed, and will continue to commit, substantial resources towards completing the development of, and obtaining regulatory approvals for, our product candidates.

•	Develop a focused commercialization capability in the United States. Because we believe that the number of physicians accounting for the majority of prescriptions in the U.S. for schizophrenia and excessive sleepiness is relatively small, we believe that we can cost-effectively develop our own sales force to market and sell FiaptaTM and VSF-173.

•	Enter into partnerships to extend our commercial reach. Given the large number of physicians treating sleep and mood disorders, we intend to enter into a global partnership with a large pharmaceutical company to market, distribute and sell VEC-162. Additionally, we intend to seek commercial partners for FiaptaTM and VSF-173 outside of the United States.

•	Apply our pharmacogenetics and pharmacogenomics expertise to differentiate our products. We believe that our pharmacogenetics and pharmacogenomics expertise will yield new insights into our product candidates. These insights may enable us to target our products to certain patient populations and to identify unexpected conditions for our product candidates to treat. We believe this expertise will enable us to differentiate and extend the lifecycle of each of our product candidates. Our expertise may allow us to develop companion diagnostic tests to help physicians identify patient populations that will realize greater benefits from our compounds. Our NDA for FiaptaTM contains pharmacogenetic data aimed to further improve the benefit/risk profile of FiaptaTM in the treatment of patients with schizophrenia.

•	Expand our product portfolio through the identification and acquisition of additional compounds. We intend to continue to draw upon our clinical development expertise and pharmacogenetics and pharmacogenomics expertise to identify and pursue additional clinical-stage compounds.

Development programs

We have the following product candidates in clinical development:

Product Candidate	Target Indications	Clinical Status

Fiaptatm (Oral)	Schizophrenia	NDA accepted by the FDA in November 2007
	Bipolar Disorder	Ready for Phase III trial
Fiaptatm (Injectible)	Schizophrenia	Ready for Phase II trial

VEC-162	Insomnia	Phase III trial for transient insomnia completed in 2006
Phase III trial for chronic insomnia initiated in November 2007
	Depression	Ready for Phase II trial

VSF-173	Excessive Sleepiness	Initial Phase II trial completed in 2007

Fiaptatm

We are developing Fiaptatm (iloperidone), a compound for the treatment of schizophrenia and bipolar disorder. The FDA accepted our NDA for Fiaptatm for the treatment of schizophrenia on November 27, 2007 and we expect the decision on our NDA on the Prescription Drug User Fee Act (PDUFA) action date of or about July 27, 2008, although the FDA may not meet, or may extend, the PDUFA action date. The application includes data from 35 clinical trials and more than 3,000 patients treated with Fiaptatm and also contains pharmacogenetic data aimed to further improve the benefit/risk profile of Fiaptatm in the treatment of patients with schizophrenia.

Therapeutic opportunity

Schizophrenia is a chronic, debilitating mental disorder characterized by hallucinations, delusions, racing thoughts and other psychotic symptoms (collectively referred to as “positive symptoms”), as well as moodiness, anhedonia (inability to feel pleasure), loss of interest, eating disturbances and withdrawal (collectively referred to as “negative symptoms”), and additionally attention and memory deficits (collectively referred to as “cognitive symptoms”). Schizophrenia develops in late adolescence or early adulthood in approximately 1% of the world’s population. Most schizophrenia patients today are treated with drugs known as “atypical” antipsychotics, which were first approved in the U.S. in the late 1980s. These antipsychotics have been named “atypical” for their ability to treat a broader range of negative symptoms than the first-generation “typical” antipsychotics, which were introduced in the 1950s and are now generic. Atypical antipsychotics are generally regarded as having improved side effect profiles and efficacy relative to typical antipsychotics and currently comprise 90% of schizophrenia prescriptions. The global market for atypical antipsychotics was in excess of $15 billion in 2006, according to IMS. Currently approved atypical antipsychotics include olanzapine (Zyprexa®) by Eli Lilly and Company, risperidone (Risperdal®) and paliperidone (Invega®), each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., quetiapine (Seroquel®) by AstraZeneca, aripiprazole (Abilify®) by Bristol-Myers Squibb (BMS), ziprasidone (Geodon®) by Pfizer, and generic clozapine.

Limitations of current treatments

The treatment of schizophrenia remains challenging because currently approved antipsychotics, even atypical antipsychotics, often induce serious side effects and offer only modest and occasional efficacy. Side effects include weight gain, diabetes, extrapyramidal symptoms (involuntary bodily movements), hyperprolactinemia (an elevated secretion of the hormone prolactin which can lead to sexual dysfunction and breast development and milk secretion in women and men), increased somnolence (sleepiness) and cognition difficulties. The side-effect profile and modest efficacy of currently available antipsychotics result in poor patient compliance with prescribed drug regimens. Consequently, there remains a high degree of dissatisfaction with atypical antipsychotics among physicians and patients. Research by LEK Consulting LLC (LEK Consulting), a leading consulting firm, supports this, showing that physicians employ a “trial-and-error” approach of prescribing a series of different atypical antipsychotics as they attempt to balance side effects and symptom management in each patient. In addition, the recent Clinical Antipsychotic Trials of Interventional Effectiveness (CATIE) study, conducted by the National Institute of Mental Health and reported in The New England Journal of Medicine, found that 74% of patients taking antipsychotics discontinued treatment within 18 months. The average time to discontinuation for these patients in the CATIE study was approximately 6 months.

Potential advantages of Fiaptatm

Fiaptatm may offer several advantages over existing therapies.

•	Efficacy and safety. In a complete program of Phase II and Phase III trials comprising more than 3,000 patients, Fiaptatm showed efficacy equivalent to other atypical antipsychotics, as well as a reduced risk of the side effects most associated with atypical antipsychotics, including low weight gain, no induction of diabetes, low extrapyramidal symptoms, including no akathisia (inability to sit still), no hyperprolactinemia, low incidence of sleepiness and low negative effects on cognition relative to placebo. Like other atypical antipsychotics, Fiaptatm is associated with a prolongation of the heart’s QTc interval, but in no instance did any patient taking Fiaptatm in the controlled portion of a clinical trial have an interval exceeding a 500-millisecond threshold that the FDA has identified as being of particular concern. Two patients experienced a prolongation of 500 milliseconds or more during the open-label extension of one trial. We believe that the safety profile of Fiaptatm may result in improved patient compliance with their treatment regimen.

•	Extended-release injectable formulation. We are developing an extended-release injectable formulation for Fiaptatm, which is administered once every four weeks and which we believe will be a compelling complement to our oral formulation for both physicians and patients. Novartis conducted a two-month Phase I/IIa safety trial of this formulation in schizophrenia patients, in which it demonstrated the benefit of consistent release over a four-week time period with no greater side effects relative to oral dosing. We believe we will need to conduct additional trials with this formulation to be able to file for FDA approval. The commercial potential for our extended-release injectable formulation has been demonstrated by the success of the injectable formulation for risperidone, Risperdal® Consta®, which achieved worldwide sales of approximately $900 million in 2006, according to IMS. We believe that our four-week formulation for Fiaptatm will be an attractive alternative to Risperdal® Consta®, which is required to be injected once every two weeks. Additionally, and unlike Risperdal® Consta®, we do not believe that the injectable formulation for Fiaptatm will require oral titration, which would result in simplified dosing.

Additionally, we plan to continue to apply our pharmacogenetics and pharmacogenomics expertise to develop tools that may allow physicians to avoid the “trial-and-error” approach to prescribing antipsychotic medications for their patients.

•	Pharmacogenetic evaluation of Fiaptatm’s efficacy. Based on the results of our most recent Phase III trial, as well as analyses of prior clinical data for Fiaptatm, we have determined that certain patients may be more likely to respond to Fiaptatm and to enjoy better treatment results relative to the general schizophrenia patient population. These patients have a common mutation of a gene, linked to central nervous system function, that is estimated to occur in approximately 70% of schizophrenia patients. We developed a genetic test which we used in our recently completed Phase III trial and confirmed this correlation. According to market research conducted by LEK Consulting, physicians treating schizophrenia patients would enthusiastically welcome a genetic test that would enable them to identify likely responders to Fiaptatm, given the unpredictable efficacy and serious side effects currently associated with atypical antipsychotics, and be more likely to prescribe Fiaptatm as a result.

•	Pharmacogenetic evaluation of Fiaptatm’s safety. Based on the results of our most recent Phase III trial, and other pharmacogenetic analysis, we have discovered that patients with an uncommon mutation of a well understood gene affecting drug metabolism experience higher levels of Fiaptatm in their blood and may experience longer QTc intervals while taking Fiaptatm. We estimate that this genetic attribute is found in approximately 25-30% of schizophrenia patients, comprised of poor metabolizers

(approximately 5-10% of schizophrenia patients) and intermediate metabolizers (approximately 20% of schizophrenia patients). We believe that certain physicians may choose to test patients for this mutation if they have a concern about QTc interval prolongation with respect to a particular patient.

Potential indication for bipolar disorder

In addition to schizophrenia, we believe Fiaptatm may be effective in treating bipolar disorder. All of the approved atypical antipsychotics have received approval for bipolar disorder subsequent to commercializing for the treatment of schizophrenia. Approximately 20% of antipsychotic prescriptions are for the treatment of bipolar disorder, according to LEK Consulting. Fiaptatm is ready for an initial Phase III trial in bipolar disorder.

Intellectual property

Fiaptatm and its metabolites, formulations, genetic markers and uses are covered by a total of nineteen patent and patent application families worldwide. The primary new chemical entity patent covering Fiaptatm expires normally in 2011 in the United States and 2010 in most of the major markets in Europe. In the United States, the Hatch-Waxman Act of 1984 provides for an extension of new chemical entity patents for a period of up to five years following the expiration of the patent covering that compound to compensate for time spent in development. We believe that Fiaptatm will qualify for the full five-year patent term extension. In Europe, similar legislative enactments provide for five-year extensions of new chemical entity patents through the granting of Supplementary Protection Certificates, and we believe that Fiaptatm will qualify for this extension as well. Consequently, assuming that we are granted all available extensions by the FDA and European regulatory authorities and that we receive regulatory approval, we expect that our rights to commercialize Fiaptatm will be exclusive until 2016 in the United States and until 2015 in Europe. Additionally, the patent application covering the depot formulation for Fiaptatm, if it is granted, will expire normally in 2022. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fiaptatm extend beyond 2020. Pursuant to a European Union directive, we may also acquire market exclusivity (sometimes referred to as, “data exclusivity”) in most European Union countries for Fiaptatm for a period of 10 years from the date of its regulatory approval in Europe (with the possibility for a further one-year extension), even though the European patents covering Fiaptatm will likely expire prior to the end of such 10-year period. No generic versions of Fiaptatm would be permitted to be marketed or sold during this 10-year period in most European countries.

We acquired worldwide, exclusive rights to the new chemical entity patent covering Fiaptatm and certain related intellectual property from Novartis under a sublicense agreement we entered into in 2004. Please see “License agreements” below for a more complete description of the rights we acquired from Novartis with respect to Fiaptatm.

VEC-162

VEC-162 is an oral compound in development for sleep and mood disorders. The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of VEC-162 in transient insomnia in November 2006. In February 2008 we completed an enrollment of our Phase III trial of VEC-162 in chronic insomnia and we expect to announce top-line results of this trial in June 2008. VEC-162 is also ready to commence a Phase II trial for the treatment of depression.

Therapeutic opportunity

Industry sources estimate that of the 73 million U.S. adults who suffer from some form of insomnia, only approximately 11 million currently receive treatment. Sleep disorders are segmented into three major categories: primary insomnia, secondary insomnia and circadian rhythm sleep disorders. Insomnia is a symptom complex that comprises difficulty falling asleep or staying asleep, or non-refreshing sleep, in combination with daytime dysfunction or distress. The symptom complex can be an independent disorder (primary insomnia) or be a result of another condition such as depression or anxiety (secondary insomnia). Circadian rhythm sleep disorders result from a misalignment of the sleep/wake cycle and an individual’s daily activities or lifestyle. The circadian rhythm is the rhythmic output of the human biological clock and is governed primarily by the hormone melatonin. Both the timing of behavioral events (activity, sleep, and social interactions) and the environmental light/dark cycle result in a sleep/wake cycle that follows the circadian rhythm. Examples of circadian rhythm sleep disorders include transient disorders such as jet lag and chronic disorders such as shift work sleep disorder. Market research we have conducted with LEK Consulting indicates that circadian rhythm sleep disorders represent a significant portion of the market for sleep disorders. In 2006, the sleep disorder drug market generated approximately $4.5 billion in worldwide sales, according to IMS.

There are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics, such as zolpidem (Ambien®, sanofi-aventis), eszopiclone (Lunesta®, Sepracor, Inc.) and zaleplon (Sonata®, King Pharmaceuticals, Inc.). Hypnotics work by acting upon a set of brain receptors known as GABA receptors, which are separate and distinct from the melatonin receptors to which VEC-162 binds. Several drugs in development, including indiplon (Neurocrine Biosciences), also utilize a mechanism of action involving binding to GABA receptors. Members of the benzodiazapine class of sedatives are also approved for insomnia, but their usage has declined due to an inferior safety profile compared to hypnotics. Anecdotal evidence also suggests that sedative antidepressants, such as trazodone and doxepin, are prescribed off-label for insomnia. The FDA approved drugs for treatment of insomnia also include ramelteon (Rozeremtm, Takeda Pharmaceuticals Company Limited), a compound with a mechanism of action similar to VEC-162.

Limitations of current treatments

We believe that each of the drugs used to treat insomnia has inherent limitations that leave patients underserved. The key limitations include the potential for abuse, significant side effects, and a failure to address the underlying causes of sleeplessness:

•	Many of the products prescribed commonly for sleep disorders, including Ambien®, Lunesta®, and Sonata®, are classified as Schedule IV controlled substances by the United States Drug Enforcement Administration (DEA) due to their potential for abuse, tolerance and withdrawal symptoms. Drugs that are classified as Schedule IV controlled substances are subject to restrictions on how such drugs are prescribed and dispensed.

•	Many drugs approved for and used in sleep disorders also induce a number of nuisance side effects beyond the more serious abuse and addiction effects associated with most approved products. These side effects include next-day grogginess, memory loss, unpleasant taste, dry mouth and hormonal changes.

•	We believe that none of the drugs used and approved for sleep, other than Rozeremtm, work through the body’s natural sleep/wake cycle, which is governed by melatonin. We believe that, for patients whose sleep disruption is due to a misalignment of this sleep/wake cycle and these patients’ need to sleep (as is the case in circadian rhythm sleep disorders), a drug that naturally modulates the sleep/wake cycle would be an attractive new alternative because it would address the underlying cause of the sleeplessness, rather than merely addressing its symptoms.

Potential advantages of VEC-162

We believe that VEC-162 may offer efficacy similar to the most efficacious of the approved sleep drugs, and that it may provide significant benefits to patients beyond those offered by the approved drugs. We believe that VEC-162 is unlikely to be scheduled as a controlled substance by the DEA because Rozeremtm, which has a similar mechanism of action to VEC-162, was shown not to have potential for abuse and was not classified as a Schedule IV controlled substance by the DEA. However, despite the fact that the drugs have a similar mechanism of action, our Phase III results have demonstrated that VEC-162 may offer superior sleep maintenance to Rozeremtm. VEC-162 also appears to be safe and well-tolerated, with no significant side effects or effects on next-day performance. For patients with circadian rhythm disorders, VEC-162 may be able to align the patient’s sleep/wake cycle with his or her lifestyle, something we believe no approved sleep therapy has demonstrated. For example, in our Phase II trial of VEC-162 in transient insomnia with 37 healthy participants, VEC-162 induced a statistically significant (p<0.025) shift in circadian rhythm of up to five hours on the first night.

Overview of Phase III clinical trials

In November 2006 we reported positive top-line results in a randomized, double-blind, multi-center, placebo-controlled Phase III trial that enrolled 412 adults in a sleep laboratory setting using a phase-advance, first-night assessment model of induced transient insomnia. The trial examined VEC-162 dosed 30 minutes before bedtime at 20, 50 and 100 milligrams versus placebo.

VEC-162 achieved significant results in multiple endpoints, demonstrating a benefit in both sleep onset, or time to fall asleep, and sleep maintenance, or ability to stay asleep. Based on these trial results, we believe that VEC-162 will compare favorably to efficacy achieved by currently approved insomnia drugs, not only for circadian rhythm sleep disorders but also for other types of insomnia. The Phase III trial also demonstrated that VEC-162 was safe and well-tolerated, with no significant side effects versus placebo and no impairment of next-day performance or mood.

In November 2007 we initiated, and in February 2008 we completed, the enrollment for a Phase III clinical trial to evaluate the safety and efficacy of VEC-162 for the treatment of chronic primary insomnia. The trial is a randomized, double-blind, placebo-controlled study with 324 patients. The trial examines VEC-162 at 20 and 50 milligrams versus placebo over a period of 35 days. The trial measures time to fall asleep and sleep maintenance, as well as next-day performance. We expect to report the top-line results of this trial in June 2008. We will need to conduct additional Phase III trials of VEC-162 for the treatment of chronic sleep disorders to receive FDA approval of VEC-162 for the treatment of insomnia.

Potential indication for depression

We believe that VEC-162 may also be effective in treating depression. Agomelatine, another drug that acts on the brain’s melatonin receptors, has demonstrated efficacy and safety in the treatment of depression that compared favorably to an approved antidepressant, Paxil® (paroxetine, GSK), in a Phase III trial. While the precise mechanism for the effect of drugs like VEC-162, agomelatine and Rozeremtm, which act on the brain’s melatonin receptors, is currently unknown, it is possible that, by improving sleep, these drugs could improve mood, since depressed patients are likely to have sleep disorders. It is also possible that mood disorders such as depression have an association with circadian rhythm misalignments.

Of the approximately 29 million adults in the United States who suffer from some form of depression, over 11 million are currently treated with a prescription antidepressant medication. Sales of antidepressants exceeded $19 billion globally in 2006, according to IMS.

We believe that VEC-162 will be differentiated from approved antidepressants in several ways. In the Phase III trial of agomelatine described above, agomelatine showed significantly improved mood in two weeks, versus four weeks for Paxil®. Consequently, VEC-162 may, with its similar properties to agomelatine, offer a more rapid onset of action than approved antidepressants. We believe that VEC-162 should also have an improved side effect profile when compared to approved products because we believe that it should not have the sexual side effects, weight gain, and sleep disruption associated with these products.

VEC-162 is ready for Phase II trials in depression. It has demonstrated an antidepressant effect in animal models and has completed several Phase I trials, including one with four weeks of exposure, showing none of the serious side effects associated with the approved antidepressants.

Intellectual property

VEC-162 and its formulations and uses are covered by a total of twelve patent and patent application families worldwide. The primary new chemical entity patent covering VEC-162 expires normally in 2017 in the United States and in most European markets. We believe that, like Fiaptatm, VEC-162 will meet the various criteria of the Hatch-Waxman Act and will receive five additional years of patent protection in the United States, which would extend its patent protection in the United States until 2022. In Europe, similar legislative enactments provide for five-year extensions of European new chemical entity patents through the granting of Supplementary Protection Certificates, and we believe that VEC-162 will qualify for such an extension, which would extend European patent protection for VEC-162 until 2022. Several other patent applications covering uses of VEC-162 will, if granted, provide exclusive rights for these uses until 2026.

Our rights to the new chemical entity patent covering VEC-162 and related intellectual property have been acquired through a license with BMS. Please see “License agreements” below for a discussion of this license.

VSF-173

VSF-173 is an oral compound that has demonstrated effects on animal sleep/wake patterns and gene expression suggestive of a stimulant effect. In a recently completed Phase II trial of VSF-173 in excessive sleepiness, the compound demonstrated improvement compared to placebo on the Maintenance of Wakefulness Test (MWT) and dose-dependent, statistically significant improvements versus placebo on a number of secondary endpoints taken in the recovery sleep period after dosing, including number of awakenings, and sleep efficiency and wake after sleep onset in the first third of the recovery sleep period. We will have to conduct additional Phase II trials of VSF-173 in order to further its development. Excessive sleepiness is a rapidly growing market which generated worldwide sales of approximately $800 million in 2006 according to IMS and is currently treated primarily by Provigil® (Cephalon).

Pharmacogenetics and pharmacogenomics expertise

Our expertise in pharmacogenetics and pharmacogenomics provides us with access to high quality, patent-protected clinical compounds that have been discovered and developed by other pharmaceutical firms. We can capitalize on the discovery and early development efforts of other firms by acquiring compounds with clinical safety and possibly efficacy data that we believe can benefit from our extensive pharmacogenetics and pharmacogenomics expertise.

Pharmacogenetics and pharmacogenomics start from the premise that a given drug will not just affect the target/receptor for which it was initially developed, but will in fact interact with many systems within the body. Proof of this comes from two different sources. We know, for instance, that most drugs have side effects. These typically result from a drug’s interaction not just with its intended receptor in its intended organ system, but also with either that receptor outside the intended organ system or with other receptors entirely. There are many examples of drugs that were developed initially for one indication but were then shown to be effective for another. One example of this is Viagra® (sildenafil, Pfizer), which was developed initially for hypertension (high blood pressure) but proved more effective for erectile dysfunction. Being compound-focused enables us to forego costly drug discovery work and start with compounds already known to be safe and to interact with at least one biological system.

Starting with safe compounds, ones that have completed at least Phase I safety trials, we use our pharmacogenetics and pharmacogenomics expertise to understand the disease or diseases for which the drug has the optimal biological (and clinical) effect. We have used this expertise to identify potential points of differentiation for Fiaptatm and VSF-173. Beyond these two compounds, we have already identified a number of unexpected signaling pathways attributable to known compounds using these techniques, and we have filed a number of patent applications based on these findings. For each compound, we may choose to confirm our findings in animal studies. Compounds clearing this hurdle will be ready for Phase II trials.

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

Fiaptatm

We acquired exclusive worldwide rights to patents for Fiaptatm (iloperidone) through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004 we acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In partial consideration for this sublicense, we paid Novartis an initial license fee of $500,000 and are obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. In November 2007 we met a milestone under this license agreement relating to the acceptance of our filing of the NDA for Fiaptatm for the treatment of schizophrenia and made a license payment of $5 million to Novartis.

Our rights with respect to the patents to develop and commercialize Fiaptatm may terminate, in whole or in part, if we fail to meet certain development or commercialization milestones relating to the time it takes for us to launch Fiaptatm commercially following regulatory approval, and the time it takes for us to receive regulatory approval following our submission of an NDA or equivalent foreign filing. Additionally, our rights may terminate in whole or in part if we do not meet certain other obligations under our sublicense agreement to make royalty and milestone payments, if we fail to comply with requirements in our sublicense agreement regarding our financial condition, or if we do not abide by certain restrictions in our sublicense agreement regarding other development activities.

VEC-162

In February 2004 we entered into a license agreement with BMS under which we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VEC-162. In partial consideration for the license, we paid BMS an initial license fee of $500,000. We are also obligated to make future milestone payments to BMS of less than $40 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of VEC-162 at a rate which, as a percentage of net sales, is in the low teens. We made a milestone payment to BMS of $1,000,000 under this license agreement in 2006 relating to the initiation of our first Phase III clinical trial for VEC-162. We are also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that we receive from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. We have agreed with BMS in our license agreement for VEC-162 to use our commercially reasonable efforts to develop and commercialize VEC-162 and to meet certain milestones in initiating and completing certain clinical work.

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

VSF-173

In June 2004 we entered into a license agreement with Novartis under which we received an exclusive worldwide license to develop and commercialize VSF-173. In consideration for the license, we paid Novartis an initial license fee of $500,000. We are also obligated to make future milestone payments to Novartis of less than $50 million in the aggregate (the majority of which are tied to sales milestones) and royalty payments at rates which, as a percentage of net sales, range from the low-to-mid teens. In March 2007 we met our first milestone under this license agreement relating to the initiation of the Phase II clinical trial for VSF-173, and recorded a license fee expense of $1,000,000.

Novartis has the right to co-develop and exclusively commercialize VSF-173 on its own after the completion of Phase II and Phase III programs in exchange for certain milestones and royalty payments. In the event that Novartis chooses not to exercise either of these options and we decide to enter into a partnering arrangement to commercialize VSF-173, Novartis has a right of first refusal to negotiate such an agreement with us, as well as a right to submit a last matching counteroffer regarding such an agreement. In addition, the rights with respect to VSF-173 may terminate, in whole or in part, if we fail to meet certain development and commercialization milestones described in the license agreement relating to the time it takes us to complete the development work on VSF-173. These rights may also terminate in whole or in part if we fail to make royalty or milestone payments or if we do not comply with requirements in the license agreement regarding our financial condition. In the event of an early termination of the license agreement, all rights licensed and developed by us under this agreement may revert back to Novartis.

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

Pre-clinical studies generally are conducted in laboratory animals to evaluate the potential safety and activity of a product. Violation of the FDA’s cGLP regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. In the United States, drug developers submit the results of pre-clinical trials, together with manufacturing information and analytical and stability data, to the FDA as part of the IND, which must become effective before clinical trials can begin in the United States. An IND becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about issues such as the proposed clinical trials outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence.

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

Foreign regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the United States typically are administered with the three-Phase sequential process that is discussed above under “United States government regulation.” However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.

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

Marketing and sales

We expect to increase our pre-launch commercial activities relating to Fiaptatm, and we expect to start marketing Fiaptatm commercially in early 2009. However, the time it takes to receive cash inflows from the sale of Fiaptatm is highly dependent on facts and circumstances that we may not be able to control and are subject to a number of risks. We currently have limited sales, marketing or distribution capabilities. However, we plan to continue developing these capabilities internally to the extent that it is practical to do so, and enter into partnering arrangements to the extent that we believe large sales and marketing forces will be necessary. More specifically, in the United States, we expect to build our own sales force to market Fiaptatm and VSF-173 directly to psychiatrists and other target physicians. Because we believe that the number of physicians that would generate the majority of prescriptions for Fiaptatm and VSF-173 is relatively small, we believe that we can cost-effectively develop our own sales force to market and sell Fiaptatm and VSF-173. Outside of the U.S., we intend to find commercial partners for Fiaptatm and VSF-173. We will seek a global commercial partner for VEC-162.

Patents and proprietary rights; Hatch-Waxman protection

We will be able to protect our products from unauthorized use by third parties only to the extent that our products are covered by valid and enforceable patents, either licensed in from third parties or generated internally, that give us sufficient proprietary rights. Accordingly, patents and other proprietary rights are essential elements of our business.

Our three current compounds in clinical development are covered by new chemical entity and other patents. These patents cover the active portions of our compounds and provide patent protection for all formulations containing these active portions. The new chemical entity patent for iloperidone is owned by sanofi-aventis, and other patents and patent applications relating to iloperidone are owned by Novartis. Novartis also owns the new chemical entity patent for VSF-173 and BMS owns the new chemical entity patent for VEC-162. For all three compounds we have obtained exclusive worldwide rights to develop and commercialize the compounds covered by these patents through license and sublicense arrangements. For more on these license and sublicense arrangements, please see “License agreements” above. In addition, we have generated intellectual property, and filed patent applications covering this intellectual property, for each of the three compounds.

The new chemical entity patent covering iloperidone expires normally in 2011 in the United States and in 2010 in most European markets. The new chemical entity patent covering VEC-162 expires in 2017 in the United States and most European markets. The new chemical entity patent covering VSF-173 expires in 2014 in the United States and in 2012 in most European markets. Additionally, for each of our late-stage compounds, an additional period of exclusivity in the United States of up to five years following the expiration of the patent covering that compound may be obtained pursuant to the United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act.” Assuming we gain such a five-year extension and that we continue to have our intellectual property rights under our sublicense and license agreements, we would have exclusive new chemical entity patent rights in the U.S. for iloperidone until 2016, for VEC-162 until 2022 and for VSF-173 until 2019. In Europe, similar legislative enactments may allow us to obtain five-year extensions of the European new chemical entity patents covering our product candidates through the granting of Supplementary Protection Certificates, which would allow us to have exclusive European new chemical entity patent rights for iloperidone until 2015, for VEC-162 until 2022 and for VSF-173 until 2017. Additionally, a directive in the European Union allows companies who receive European regulatory approval for a new compound to have a 10-year period of market exclusivity in most

European countries for that compound (with the possibility of a further one-year extension), beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. No generic version of an approved drug may be marketed or sold in most European countries during this 10-year period. This directive may be of particular importance with respect to iloperidone, since the European new chemical entity patent for iloperidone will likely expire prior to the end of this 10-year period of market exclusivity.

Aside from the new chemical entity patents covering our current late-stage compounds, as of December 31, 2007 we had twenty one pending provisional patent applications in the United States, two U.S. national stage applications under U.S.C. 371 and eight pending Patent Cooperation Treaty applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering other product candidates, pharmaceutical compositions, genetic markers, and methods of use.

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

Manufacturing

We currently depend and expect to continue to depend on a small number of third-party manufacturers to produce sufficient quantities of our product candidates for use in our clinical studies and in preparation of the commercial launch of Fiaptatm. We are not obligated to obtain our product candidates from any particular third-party manufacturer and we believe that we would be able to obtain our product candidates from a number of third-party manufacturers at comparable cost.

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

Competition

The pharmaceutical industry and the central nervous system segment of that industry, in particular, is highly competitive and includes a number of established large and mid-sized companies with greater financial, technical and personnel resources than we have and significantly greater commercial infrastructures than we have. Our market segment also includes several smaller emerging companies whose activities are directly focused on our target markets and areas of expertise. If approved, our product candidates will compete with numerous therapeutic treatments offered by these competitors. While we believe that our product candidates will have certain favorable features, existing and new treatments may also possess advantages. Additionally, the development of other drug technologies and methods of disease prevention are occurring at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive.

We believe the primary competitors for each of our product candidates are as follows:

•	For Fiaptatm in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Solvay S.A./Lundbeck A/S), and asenapine (Schering-Plough Corporation) and pimavanserin (Acadia Pharmaceuticals).

•	For VEC-162 in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia (or for which an NDA has been recently filed) include indiplon (Neurocrine Biosciences, Inc.) and low-dose doxepin (Silenortm) by Somaxon Pharmaceuticals, Inc.

•	For VEC-162 in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Wellbutrin® (buproprion) by GSK and Cymbalta® (duloxetine) by Eli Lilly. In addition to the approved products, compounds in Phase III trials for depression include agomelatine (Novartis and Les Laboratories Servier).

•	For VSF-173 in the treatment of excessive sleepiness, Provigil® (modafinil) and Nuvigil® (armodafinil) by Cephalon Inc., and Xyrem® (sodium oxybate) by Jazz Pharmaceuticals, Inc.

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

Employees

As of December 31, 2007 we had 50 full-time employees, 29 of whom were primarily engaged in research and development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Corporate information

We were incorporated in Delaware in 2002. Our principal executive offices are located at 9605 Medical Center Drive, Suite 300, Rockville, Maryland, 20850 and our telephone number is (240) 599-4500. Our website address is www.vandapharma.com.

Available Information

Vanda Pharmaceuticals Inc. files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

We also make available free of charge on our Internet website at www.vandapharma.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our code of ethics, other corporate policies and procedures, and the charters of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee are available through our Internet website at www.vandapharma.com.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks related to our business and industry

Our success is dependent on the success of our three product candidates in clinical development: Fiaptatm (iloperiodone), VEC-162 and VSF-173. If any of these product candidates are determined to be unsafe or ineffective in humans, whether in clinical trials or commercially, our business will be materially harmed.

Despite the positive results of our completed trials, we are uncertain whether any of our current product candidates in clinical development will ultimately prove to be effective and safe in humans. Frequently, product candidates that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of any of our product candidates, whether in clinical trials or commercially, may reveal that the product candidate is ineffective, unacceptably toxic, has other undesirable side effects or is otherwise not fit for further use. If we are unable to discover and develop products that are safe and effective, our business will be materially harmed.

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

If we fail to complete successfully one or more clinical trials for any of our product candidates, we may not receive the regulatory approvals needed to market that product candidate. Therefore, any failure or delay in commencing or completing these clinical trials would harm our business materially.

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

The process of obtaining FDA and other required regulatory approvals and clearances will require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical tests that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the regulations applicable to that particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including that:

•	a drug candidate may not be safe or effective

•	the FDA may interpret data from pre-clinical and clinical testing in different ways than we do

•	the FDA may not approve our manufacturing process

•	the FDA may change their approval policies or adopt new regulations

•	the FDA may not meet, or may extend, the PDUFA action date with respect to a particular NDA

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

We intend to market our products outside the United States with one or more commercial partners. In order to market our products in foreign jurisdictions, we may be required to obtain separate regulatory approvals and to comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. We have no experience with obtaining any such foreign approvals. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could harm our business materially.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit their marketability.

Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For example, like many other drugs in its class, Fiaptatm is associated with a prolongation of the heart’s QTc interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, corrected for heart rate. A QTc interval that is significantly prolonged may result in an abnormal heart rhythm with adverse consequences including fainting, dizziness, loss of consciousness and death. No patient in the controlled portion of any of Fiaptatm’s clinical trials was observed to have an interval that exceeded a 500-millisecond threshold of particular concern to the FDA. Two patients experienced a prolongation of 500 milliseconds or more during the open-label extension of one trial. We will continue to assess the side-effect profile of Fiaptatm and our other product candidates in our ongoing clinical development program.

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

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs into the fourth quarter of 2008. If Fiaptatm is approved by the FDA on the expected PDUFA action date of or about July 27, 2008, the Company intends to pursue additional financing, in part to fund additional marketing and product launch costs. The Company believes that it would be able to raise sufficient capital to fund the product launch and operations into 2009. However, if the Company cannot obtain additional financing, management has the ability and intent to implement a reduced spending plan to fund operations at least through the first quarter of 2009. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will continue to expend funds in preparation of a commercial launch of Fiaptatm, that we will complete our Phase III clinical trial of VEC-162 for the treatment of chronic insomnia in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for Fiaptatm, that we will not conduct additional trials for the injectable formulation for Fiaptatm, that we will not conduct additional trials for VSF-173, that we will continue to evaluate pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect, if we choose to expand our product development efforts more rapidly than presently anticipated, or if we seek to acquire additional product candidates. We may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

In our capital-raising efforts, we may seek to sell additional equity or debt securities or to obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

We cannot assure you that additional capital will be available when we need it on terms that are acceptable to us, or at all. The unavailability of financing may require us to delay, scale back or eliminate expenditures for our research, development and marketing activities necessary to commercialize our potential biopharmaceutical products. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than we currently intend. Collaborations that are consummated by us prior to proof-of-efficacy and safety of a product candidate could impair our ability to realize value from that product candidate.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate with precision the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly as we increase our research, clinical development and administrative activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds and product candidates since March 2003. As of December 31, 2007, we have accumulated net losses of approximately $173.9 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We believe the primary competitors for each of our product candidates are as follows:

•	For FiaptaTM in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Bristol-Myers Squibb Company/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Solvay S.A./Lundbeck A/S), and asenapine (Schering-Plough Corporation) and pimavanserin (Acadia Pharmaceuticals).

•	For VEC-162 in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia (or for which an NDA has been recently filed) include indiplon (Neurocrine Biosciences, Inc.) and low-dose doxepin (Silenortm) by Somaxon Pharmaceuticals, Inc.

•	For VEC-162 in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Wellbutrin® (buproprion) by GSK and Cymbalta® (duloxetine) by Eli Lilly. In addition to the approved products, compounds in Phase III trials for depression include agomelatine (Novartis and Les Laboratories Servier).

•	For VSF-173 in the treatment of excessive sleepiness, Provigil® (modafinil) and Nuvigil® (armodafinil) by Cephalon Inc., and Xyrem® (sodium oxybate) by Jazz Pharmaceuticals, Inc.

Additionally, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of cheaper, generic products, which could make our products less attractive.

We have no experience selling, marketing or distributing products and no internal capability to do so.

At present, we have limited marketing and sales personnel. In order for us to commercialize any of our product candidates, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may not be able to establish sales and distribution partnerships on acceptable terms or at all, and if we do enter into a distribution arrangement, our success will be dependent upon the performance of our partner. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products without partners or licensees include:

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

As of December 31, 2007, we had 50 full-time employees. We will need to expand our managerial, operational, financial and other resources in order for us to manage and fund our operations, continue our development activities and commercialize our product candidates. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

•	manage our clinical trials effectively

•	manage our internal development efforts effectively

•	improve our operational, financial, accounting and management controls, reporting systems and procedures

•	build marketing and sales organizations in order to commercialize Fiaptatm

•	attract and retain sufficient numbers of talented employees

We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.

If we cannot identify, or enter into licensing arrangements for, new product candidates, our ability to develop a diverse product portfolio may be limited.

A component of our business strategy is acquiring rights to develop and commercialize compounds discovered or developed by other pharmaceutical and biotechnology companies for which we may find effective uses and markets through our unique pharmacogenetics and pharmacogenomics expertise. Competition for the acquisition of these compounds is intense. If we are not able to identify opportunities to acquire rights to commercialize additional products, we may not be able to develop a diverse portfolio of products and our business may be harmed. Additionally, it may take substantial human and financial resources to secure commercial rights to promising product candidates. Moreover, if other firms develop pharmacogenetics and pharmacogenomics capabilities, we may face increased competition in identifying and acquiring additional product candidates.

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

On September 27, 2007, President Bush signed into law the Food and Drug Administration Amendments Act of 2007 or the FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at assuring drug safety and monitoring the safety of drug products after approval. The recently enacted amendments would among other things, require all new drug applicants to submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. Additional measures have also been enacted to address the perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. While we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry as well as our business will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products. Our ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

Our quarterly operating results may fluctuate significantly.

Our operating results will continue to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

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

Fiaptatm (iloperidone) is based in part on patents and other intellectual property owned by sanofi-aventis and Novartis. Titan Pharmaceuticals, Inc. (Titan) holds an exclusive license from sanofi-aventis to the intellectual property owned by sanofi-aventis, and Titan has sublicensed its rights under such license on an exclusive basis to Novartis. We have acquired exclusive rights to this and other intellectual property through a further sublicense from Novartis. Our rights with respect to the intellectual property to develop and commercialize Fiaptatm may terminate, in whole or in part, if we fail to meet certain milestones contained in our sublicense agreement with Novartis relating to the time it takes for us to launch Fiaptatm commercially following regulatory approval, and the time it takes for us to receive regulatory approval following our submission of an NDA or equivalent foreign filing. We may also lose our rights to develop and commercialize Fiaptatm if we fail to pay royalties to Novartis, if we fail to comply with certain requirements in the sublicense agreement regarding our financial condition, or if we fail to comply with certain restrictions regarding our other development activities. Finally, our rights to develop and commercialize Fiaptatm may be impaired if we do not cure breaches by Novartis and Titan of similar obligations contained in these sublicense and license agreements, although we are not aware of any such breach by Titan or Novartis. In the event of an early termination of our sublicense agreement, all rights licensed and developed by us under this agreement may be extinguished, which would have a material adverse effect on our business.

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

In addition to the rights we have licensed from Novartis and BMS relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of December 31, 2007 we had twenty one pending provisional patent applications in the United States, two U.S. national stage applications under U.S.C. 371 and eight pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the U.S., relating to our product candidates in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our product candidates, our business will be materially harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent protection for drug compounds for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our sublicense and license agreements with respect to these product candidates, we would have exclusive rights to Fiaptatm’s United States “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2016, to VEC-162’s United States new chemical entity patent until 2022 and to VSF-173’s United States new chemical entity patent until 2019. In Europe, similar legislative enactments allow patent protection in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our sublicense and license agreements with respect to these product candidates, we would have exclusive rights to Fiaptatm’s European new chemical entity patents until 2015, to VEC-162’s European new chemical entity patents until 2022 and to VSF-173’s European new chemical entity patents until 2017. Additionally, a directive in the

European Union provides that companies who receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. This directive may be of particular importance with respect to Fiaptatm, since the European new chemical entity patent for Fiaptatm will likely expire prior to the end of this 10-year period of market exclusivity. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such extensions and exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

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

The stock market has from time to time experienced significant price and volume fluctuations, and the market prices of the securities of life sciences companies without product revenues, such as ours, have historically been highly volatile. Between March 1, 2007 and March 1, 2008, the high and low sale prices of our common stock as reported on the NASDAQ Global Market varied between $25.58 and $4.09. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	publicity regarding actual or potential testing or trial results or the outcome of regulatory review relating to products under development by us or our competitors

•	regulatory developments in the United States and foreign countries

•	developments concerning any collaboration or other strategic transaction we may undertake

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors

•	actual or anticipated variations in our quarterly operating results

•	changes in estimates of our financial results or recommendations by securities analysts

•	additions or departures of key personnel or members of our board of directors

•	publicity regarding actual or potential transactions involving the Company

•	economic and other external factors beyond our control

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

In addition to our outstanding common stock, as of December 31, 2007 there were a total of 2,938,610 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

Our current headquarters are located in Rockville, Maryland, consisting of approximately 27,000 square feet of office and laboratory space. Our lease for this facility expires in 2016.

In September 2007, we sublet a portion of our previous headquarters in Rockville, Maryland for the remaining term of the lease expiring in June 2008.

Management believes that the leased facilities are suitable and adequate to meet the Company’s anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Market under the symbol “VNDA.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The NASDAQ Global Market since our initial public offering on April 12, 2006.

Year Ended December 31, 2006	High	Low

April 12, 2006 — June 30, 2006	$11.35	$7.21
Third quarter 2006	$10.10	$8.02
Fourth quarter 2006	$28.67	$8.95

Year Ended December 31, 2007	High	Low

First quarter 2007	$32.00	$21.69
Second quarter 2007	$24.31	$18.75
Third quarter 2007	$21.50	$13.23
Fourth quarter 2007	$19.40	$6.49

As of March 7, 2008, there were 29 holders of record of our common stock.

Dividends

The Company has not paid dividends to its shareholders since its inception and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our existing equity compensation plans as of December 31, 2007. The figures set forth in the following table opposite the row “Equity compensation plans approved by security holders” aggregate securities issued under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan, both of which plans have been approved by our stockholders.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants or Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,938,610	$16.39	**616,506
Equity compensation plans not approved by security holders	—	—	—

Total	2,938,610	$16.39	**616,506

**	Does not include 1,066,109 additional shares authorized for issuance under the 2006 Equity Incentive Plan effective as of January 1, 2008, as a result of the automatic annual increase in the number of shares authorized for issuance thereunder.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The following graph shows the cumulative total return, assuming the investment of $100 on April 12, 2006 (the date of the initial public offering) on an investment in each of the Company’s common stock, the NASDAQ Composite Index and the Amex Biotechnology Index (in either case, assuming reinvestment of dividends). The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s common stock. We have not paid dividends to our stockholders since the inception and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

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

We have used all of the proceeds of our initial public offering for research and development expenses, including for our clinical trials for Fiaptatm and VEC-162, for the generation and submission of an NDA for Fiaptatm, for payments under the license agreements, for clinical manufacturing expenses relating to the development of our product candidates and for general corporate expenses. This use of proceeds is not materially different from the use of proceeds described in the final prospectuses for our initial public offering.

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

We have used a portion of, and intend to continue to use, the proceeds of our follow-on offering for research and development expenses, including for our clinical trials for Fiaptatm and VEC-162, for the generation and submission of an NDA for Fiaptatm, for payments under the license agreements, for clinical manufacturing expenses relating to the development of our product candidates and for general corporate expenses. The unused net proceeds from the follow-on offering are invested in investment grade securities. This use of proceeds is not materially different from the use of proceeds described in the final prospectuses for our follow-on offering. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product development and commercialization efforts and the amount of cash used by our operations.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2005, 2006 and 2007 and the consolidated balance sheet data as of December 31, 2006 and 2007 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the period from March 13, 2003 (inception) to December 31, 2003 and for the year ended December 31, 2004 and the consolidated balance sheet data as of December 31, 2003, 2004 and 2005 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled “Management’s discussion and analysis of financial condition and results of operations” included in this annual report on Form 10-K.

	Period from
	March 13, 2003
	(Inception) to
	December 31,	Year Ended December 31,
	2003	2004	2005	2006	2007

Statements of operations data
Revenue	$47,565	$33,980	$—	$—	$—
Operating expenses:
Research and development	2,010,532	7,442,983	16,890,615	52,070,776	47,234,867
General and administrative	1,052,659	2,119,394	7,396,038	13,637,664	32,803,508

Total operating expenses	3,063,191	9,562,377	24,286,653	65,708,440	80,038,375

Loss from operations	(3,015,626)	(9,528,397)	(24,286,653)	(65,708,440)	(80,038,375)
Total other income, net	44,805	59,060	410,001	2,197,821	5,978,564

Loss before tax provision	(2,970,821)	(9,469,337)	(23,876,652)	(63,510,619)	(74,059,811)
Tax provision	—	4,949	7,649	549	9,879

Net loss	(2,970,821)	(9,474,286)	(23,884,301)	(63,511,168)	(74,069,690)
Beneficial conversion feature — deemed dividend to preferred stockholders(1)	—	—	(33,486,623)	—	—

Net loss attributable to common stockholders	$(2,970,821)	$(9,474,286)	$(57,370,924)	$(63,511,168)	$(74,069,690)

Basic and diluted net loss per share applicable to common stockholders	$(983.72)	$(3,137.18)	$(3,374.33)	$(3.97)	$(2.81)
Shares used in calculation of basic and diluted net loss per shares attributable to common stockholders	3,020	3,020	17,002	16,001,815	26,360,177

(1)	In September and December of 2005, we completed the sale of an additional 27,235,783 shares of Series B preferred stock for net proceeds of approximately $33.5 million. After evaluating the fair value of the common stock obtainable upon conversion by the stockholders, we determined that the issuance of the Series B preferred stock sold in 2005 resulted in a beneficial conversion feature which was fully accreted in 2005 and is recorded as a deemed dividend to preferred stockholders of approximately $33.5 million for the year ended December 31, 2005.

	As of December 31,
	2003	2004	2005	2006	2007

Balance sheet data
Cash and cash equivalents	$7,165,722	$16,259,770	$21,012,815	$30,928,895	$41,929,533
Marketable securities	—	—	10,141,189	941,981	51,223,291
Working capital	6,204,248	14,827,621	28,308,434	24,714,285	74,177,567
Total assets	8,385,913	17,752,241	35,752,770	36,260,276	96,860,780
Total liabilities	1,378,880	1,808,654	5,087,963	9,503,404	13,131,849
Convertible preferred stock	9,963,541	28,308,564	61,795,187	—	—
Deficit accumulated during the development stage	(2,970,821)	(12,445,107)	(36,329,408)	(99,840,576)	(173,910,266)
Total stockholders’ equity	7,007,033	15,943,587	30,664,807	26,756,872	83,728,931

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage product candidates for central nervous system disorders, with exclusive worldwide commercial rights to three product candidates in clinical development for various central nervous system disorders. Our lead product candidate, Fiaptatm (iloperidone), is a compound for the treatment of schizophrenia and bipolar disorder. On November 27, 2007 the United States Food and Drug Administration (FDA) accepted our New Drug Application (NDA) for Fiaptatm in schizophrenia. Our second product candidate, VEC-162, is a compound for the treatment of sleep and mood disorders. In November 2006 we announced positive top-line results from our Phase III trial of VEC-162 in transient insomnia. In November 2007 we initiated, and in February 2008 we completed, an enrollment in a Phase III trial of VEC-162 in chronic primary insomnia. VEC-162 is also ready for Phase II trials for the treatment of depression. Our third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness and is currently in a Phase II program.

We expect a decision from the FDA on the NDA for Fiaptatm in schizophrenia on or about July 27, 2008, its PDUFA action date, although the FDA may not meet, or may extend, the PDUFA action date. We will have to conduct additional Phase III trials for VEC-162 in chronic sleep disorders prior to our filing of an NDA for VEC-162. We will have to conduct additional Phase II trials for VSF-173 in order to further its development. Assuming successful outcomes of our clinical trials and approval by the FDA, we expect to commercialize Fiaptatm and VSF-173 with our own sales force in the U.S. and through a partnership in non-U.S. markets, and expect to commercialize VEC-162 through a partnership with a global pharmaceutical company, although we have not yet identified such a global partner.

We are a development stage enterprise and have accumulated net losses of approximately $173.9 million since the inception of our operations through December 31, 2007. We have no product revenues to date and have no approved products for sale. Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our product candidates. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product candidate, Fiaptatm, and on the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of this report, entitled “Risk Factors.”

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

In January 2007 we completed our follow-on offering, consisting of 4,370,000 shares of common stock at a public offering price of $27.29 per share, resulting in net proceeds to the Company of approximately $111.3 million after deducting underwriting discounts and commissions and offering expenses.

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs into the fourth quarter of 2008. If Fiaptatm is approved by the FDA on the expected PDUFA action date of or about July 27, 2008, the Company intends to pursue additional financing, in part to fund additional marketing and product launch costs. The Company believes that it would be able to raise sufficient capital to fund the product launch and operations into 2009. However, if the Company cannot obtain additional financing, management has the ability and intent to implement a reduced spending plan to fund operations at least through the first quarter of 2009. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will continue to expend funds in preparation of a commercial launch of Fiaptatm, that we will conduct our Phase III trial of VEC-162 for the treatment of chronic primary insomnia in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for Fiaptatm, that we will not conduct additional trials for the injectable formulation for Fiaptatm, that we will not conduct additional trials for VSF-173, that we will continue to evaluate clinical and pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect, if we choose to expand our product development efforts more rapidly than presently anticipated, or if we seek to acquire additional product candidates. We may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

We cannot assure you that additional capital will be available when we need it on terms that are acceptable to us, or at all. The unavailability of financing may require us to delay, scale back or eliminate expenditures for our research, development and marketing activities necessary to commercialize our potential biopharmaceutical products. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than we currently intend. Collaborations that are consummated by us prior to proof-of-efficacy and safety of a product candidate could impair our ability to realize value from that product candidate. In the absence of our ability to raise additional capital resources, we are prepared and have the ability to curtail the existing operating needs and commitments to have the operating funds through the first quarter of 2009.

Fiaptatm.  Fiaptatm is our product candidate under development to treat schizophrenia and bipolar disorder. We submitted an NDA for Fiaptatm for the treatment of schizophrenia to the FDA on September 27, 2007 and on November 27, 2007 the FDA accepted our NDA. We continue to work closely with the FDA throughout their review process and anticipate a decision on our NDA on its PDUFA action date of or about July 27, 2008, although the FDA may not meet, or may extend, the PDUFA action date. The application includes data from 35 clinical trials and more than 3,000 patients treated with Fiaptatm and also contains pharmacogenetic data aimed to further improve the benefit/risk profile of Fiaptatm in the treatment of patients with schizophrenia.

From inception to December 31, 2007 we incurred approximately $66.0 million in research and development costs directly attributable to our development of Fiaptatm, including a $5.0 million milestone license fee paid to Novartis in 2007 upon the acceptance of our NDA.

We expect to increase our pre-launch commercial activities relating to Fiaptatm, and we expect to start marketing Fiaptatm commercially in early 2009. However, the time it takes to receive cash inflows from the sale of Fiaptatm is highly dependent on facts and circumstances that we may not be able to control and are subject to a number of risks. For example, delays in the approval process and subsequent commercial launch of Fiaptatm following our filing may occur if the FDA fails to attend to our filing in a timely manner or requires further data to approve Fiaptatm. Please see Item 1A “Risk Factors” of this annual report on Form 10-K for a more detailed discussion of these and other risks.

We are also developing a 4-week injectable formulation for Fiaptatm, for which we already have early Phase II data from a study previously conducted by Novartis. We have completed essential manufacturing activities and intend to conduct additional clinical trials following FDA approval of the oral dose formulation for Fiaptatm.

VEC-162.  VEC-162 is our product candidate under development to treat sleep and mood disorders. VEC-162 is a melatonin receptor agonist that works by adjusting the human “body clock” of circadian rhythm. VEC-162 has successfully completed a Phase III trial for the treatment of transient insomnia in November 2006. In November 2007 we initiated and in February 2008 completed an enrollment in a Phase III trial of VEC-162 to evaluate the safety and efficacy of VEC-162 in chronic primary insomnia. The trial is a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measures time to fall asleep and sleep maintenance, as well as next-day performance. We expect to complete the study and to report its top-line results in June 2008. We will have to conduct additional trials prior to our filing of an NDA for VEC-162 to treat sleep disorders. VEC-162 is also ready for Phase II trials for the treatment of depression.

From inception to December 31, 2007, we incurred approximately $40.0 million in direct research and development costs directly attributable to our development of VEC-162, including a $1.0 million milestone license fee paid to BMS in 2006 upon the initiation of our Phase III program.

VSF-173.  VSF-173 is an oral compound that has demonstrated effects on animal sleep/wake patterns and gene expression suggestive of a stimulant effect. In a recently completed Phase II trial of VSF-173 in excessive sleepiness, the compound demonstrated improvement compared to placebo on the Maintenance of Wakefulness Test (MWT), though not statistically significant, and dose-dependent, statistically significant improvements versus placebo on a number of secondary endpoints taken in the recovery sleep period after dosing, including number of awakenings, and sleep efficiency and wake after sleep onset in the first third of the recovery sleep period. VSF-173 was also demonstrated to be safe and well-tolerated. We will have to conduct additional Phase II trials of VSF-173 in order to further its development.

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

From inception to December 31, 2007, we incurred approximately $6.0 million in direct research and development costs directly attributable to our development of VSF-173, including a milestone license fee of $1.0 million paid to Novartis upon the initiation of our first Phase II clinical trial in March of 2007.

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

We have not generated any other operating revenue since our inception. Any revenue that we may receive in the near future is expected to consist primarily of license fees, milestone payments and research and development reimbursement payments to be received from potential partners. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenue from sales of our products and from receipt of royalties on sales of licensed products.

Research and development expenses.  The Company’s research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and pharmacogenetics and pharmacogenomics expertise. From inception through December, 31, 2007 we incurred research and development expenses in the aggregate of approximately $125.6 million, including stock-based compensation expenses of approximately $5.8 million. We expect our research and development expenses to increase as we continue to develop our product candidates. We also expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our product candidates and to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the period from March 13, 2003 (inception) to December 31, 2003 and for the years ended December 31, 2004 to December 31, 2007 and for the period from March 13, 2003 (inception) to December 31, 2007. Included in the following table are the research and development expenses recognized in connection with our product candidates in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

						Period from
	March 13,					March 13,
	2003					2003
	(Inception) to	Year Ended	Year Ended	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2003(2)	2004	2005	2006	2007	2007

Direct project costs(1)
Fiaptatm (iloperidone)	—	$1,123,000	$7,798,000	$36,455,000	$20,668,000	$66,044,000
VEC-162	—	3,221,000	6,133,000	11,665,000	18,947,000	39,966,000
VSF-173	—	568,000	943,000	1,058,000	3,404,000	5,973,000
Other product candidates	—	1,037,000	899,000	1,098,000	2,095,000	5,129,000

Total direct product costs	$—	5,949,000	15,773,000	50,276,000	45,114,000	117,112,000

Indirect project costs(1)
Facility(3)	—	259,000	247,000	578,000	495,000	1,579,000
Depreciation	69,000	345,000	375,000	474,000	423,000	1,686,000
Other indirect overhead costs	1,941,000	890,000	496,000	743,000	1,203,000	5,273,000

Total indirect expenses	2,010,000	1,494,000	1,118,000	1,795,000	2,121,000	8,538,000

Total research and development expenses	$2,010,000	$7,443,000	$16,891,000	$52,071,000	$47,235,000	$125,650,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	In 2003, there were no active development programs in process for our product candidates listed in the table.

(3)	In 2003, all facility-related costs were allocated to general and administrative expenses.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. We expect that our general and administrative expenses will continue to increase as we support our discovery and research development efforts, for our commercial development activities and fulfill our reporting and other regulatory obligations applicable to public companies. From inception through

December 31, 2007, we incurred general and administrative expenses in the aggregate of approximately $57.0 million, including stock-based compensation expenses of approximately $25.0 million.

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

Interest and other income, net.  Interest income consists of interest earned on our cash and cash equivalents, marketable securities and restricted cash. Interest expense consists of interest incurred on equipment debt.

Critical accounting policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2007 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

We currently use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors due to the lack of historic information of the Company’s publicly traded common stock. The expected term of options granted is based on the transition approach provided by Staff Accounting Bulletin (“SAB”) No. 107 as the options meet the “plain vanilla” criteria required by this method. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since the inception and do not plan to pay dividends in the foreseeable future. The stock-based compensation expense for a period is also affected by expected forfeiture rate for the respective option grants. If our estimates of the fair value of these equity instruments or expected forfeitures are too high or too low, it would have the effect of overstating or understating expenses.

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006, under APB 25 for the year ended December 31, 2005, and recognized for the period from March 13, 2003 (inception) to December 31, 2007, was comprised of the following:

				Period from
				March 13,
				2003
				(Inception) to
	Year Ended December 31,			December 31,
	2005	2006	2007	2007

Research and development	$789,000	$742,000	$4,259,000	$5,792,000
General and administrative	4,313,000	5,350,000	15,228,000	24,968,000

Total stock-based compensation expense	$5,102,000	$6,092,000	$19,487,000	$30,760,000

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 outlines a common definition of fair value and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. We will need to adopt SFAS 157 for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. This pronouncement is not expected to have significant impact on our results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 will be applied to acquisitions that close in years beginning after December 15, 2008. Early adoption is not permitted. These pronouncements are not expected to have significant impact on our results of operations and financial condition.

In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The consensus prohibits the equity method of accounting for collaborative arrangements under APB 18, The Equity Method of Accounting for Investments in Common Stock, unless a legal entity exists. Payments between the collaborative partners will be evaluated and reported in the income statement based on applicable GAAP. Absent specific GAAP, the participants to the arrangement will apply other existing GAAP by analogy or apply a reasonable and rational accounting policy consistently. The guidance in EITF 07-1 is effective for periods that begin after December 15, 2008 and will apply to arrangements in existence as of the effective date. The effect of the new consensus will be accounted for as a change in accounting principle through retrospective application. We are currently evaluating the impact of EITF 07-1 on our results of operations and financial condition.

Results of operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of December 31, 2007, we had a deficit accumulated during the development stage of approximately $173.9 million. We anticipate incurring additional losses for the foreseeable future, and these losses may be incurred at increasing rates.

Year ended December 31, 2007 compared to year ended December 31, 2006

Research and development expenses.  Research and development expenses decreased by approximately $4.8 million, or 9%, to approximately $47.2 million for the year ended December 31, 2007 compared to approximately $52.1 million for the year ended December 31, 2006.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2006 and 2007:

	Year Ended
	December 31,
Research and Development Expenses	2006	2007

Direct project costs:
Clinical trials	$36,249,000	$14,595,000
Contract research and development, consulting, materials and other direct costs	8,958,000	16,253,000
Milestone license fees	1,000,000	6,000,000
Salaries, benefits and related costs	3,327,000	4,007,000
Stock-based compensation	742,000	4,259,000

Total direct costs	50,276,000	45,114,000
Indirect project costs	1,795,000	2,121,000

Total	$52,071,000	$47,235,000

Direct costs decreased by approximately $5.2 million primarily as a result of lower clinical trial expenses for the Company’s Fiaptatm and VEC-162 Phase III trials that were primarily completed in 2006, offset by increase in clinical manufacturing activities for both Fiaptatm and VEC-162 and by increases in milestone license fees and stock-based compensation expense. Clinical trials expense decreased by approximately $21.7 million primarily due to the costs incurred in 2006 in our Phase III trial of Fiaptatm in schizophrenia and in our Phase III trial of VEC-162 in transient insomnia that were completed primarily in 2006. The clinical trial costs incurred in 2007 relate primarily to our Phase II trial of VSF-173 in excessive sleepiness, to our Phase III trial of VEC-162 in chronic insomnia that we initiated during the fourth quarter of 2007, and to the completion of our Phase III trial of Fiaptatm in schizophrenia. Contract research and development, consulting, materials and other direct costs increased by approximately $7.3 million primarily as a result of increased NDA related expenses and development costs incurred in connection with the manufacturing of clinical supply materials for our Fiaptatm and VEC-162 programs. Prior to FDA approval of our products, manufacturing related costs are included in research and development expense. Milestone license fees increased by $5.0 million due to the milestone license fee payment to Novartis during 2007 upon the acceptance of our NDA filing for Fiaptatm during 2007. Salaries, benefits and related costs increased approximately $680,000 for the year ended December 31, 2007 due to an increase in personnel to support the development and clinical trial activities for Fiaptatm and VEC-162. Stock-based compensation expense increased by approximately $3.5 million as a result of the higher fair value of options granted during 2007 compared to options granted in prior periods.

General and administrative expenses.  General and administrative expenses increased by approximately $19.2 million, or 141%, to approximately $32.8 million for the year ended December 31, 2007 from approximately $13.6 million for the year ended December 31, 2006.

The following table analyzes the components of our general and administrative expenses for the years ended December 31, 2006 and 2007:

	Year Ended
	December 31,
General and Administrative Expenses	2006	2007

Salaries, benefits and related costs	$2,609,000	$3,263,000
Stock-based compensation	5,350,000	15,228,000
Marketing and related consulting services	1,187,000	8,047,000
Legal and other professional expenses	1,760,000	3,142,000
Other expenses	2,732,000	3,124,000

Total	$13,638,000	$32,804,000

Salaries, benefits and related costs increased by approximately $654,000 for the year ended December 31, 2007 due to an increase in personnel as we continued to develop the administrative, market research, business development and other functions required to support the development and clinical trial activities for Fiaptatm, VEC-162 and our other product candidates. Stock-based compensation expense increased by approximately $9.9 million as a result of the higher fair value of options granted during 2007 compared to options granted in prior periods. Marketing and related consulting services increased by approximately $6.9 million due to the increase in our market research and other pre-commercial launch activities. Legal and other professional expenses increased by approximately $1.4 million due primarily to an increase in legal, accounting and other professional expenses associated with being a public company as well as due to a higher level of consulting activity in 2007 in support of business development activities. Other expenses increased approximately $392,000 primarily due to increased insurance costs.

Other income, net.  Net other income for the year ended December 31, 2007 was approximately $6.0 million compared to approximately $2.2 million for the year ended December 31, 2006. Interest income increased by approximately $3.8 million due to higher average cash and marketable securities balances for the year and higher short-term interest rates which generated substantially higher interest income than in 2006.

The following table analyzes the components of our other income, net amounts:

	Year Ended
	December 31,
	2006	2007

Interest income	$2,203,000	$5,907,000
Interest expense	(5,000)	—
Other income	—	71,000

Total, net	$2,198,000	$5,978,000

Year ended December 31, 2006 compared to year ended December 31, 2005

Research and development expenses.  Research and development expenses increased by approximately $35.2 million, or 208%, to approximately $52.1 million for the year ended December 31, 2006 compared to approximately $16.9 million for the year ended December 31, 2005.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2005 and 2006:

	Year Ended
	December 31,
Research and Development Expenses	2005	2006

Direct project costs:
Clinical trials	$6,275,000	$36,249,000
Contract research and development, consulting, materials and other costs	6,747,000	8,958,000
Milestone license fees	—	1,000,000
Salaries, benefits and related costs	1,962,000	3,327,000
Stock-based compensation	789,000	742,000

Total direct costs	15,773,000	50,276,000
Indirect project costs	1,118,000	1,795,000

Total	$16,891,000	$52,071,000

Direct costs increased approximately $34.5 million primarily as a result of clinical development activities for Fiaptatm and VEC-162. Clinical trials expense increased approximately $30.0 million for the year ended December 31, 2006, mostly due to the cost incurred in our Phase III Fiaptatm and VEC-162 clinical trials that were conducted and completed primarily in 2006. Contract research and development, consulting, materials and other costs increased approximately $2.2 million for the year ended December 31, 2006, primarily as a result of increased regulatory and manufacturing-related development costs incurred in connection with the manufacturing of clinical supply materials for the Fiaptatm and the VEC-162 clinical trial programs. Prior to FDA approval of our products, manufacturing-related costs are included in research and development expense. Milestone license fees in 2006 represent a $1.0 million milestone payment under our license agreement for VEC-162 with Bristol-Myers Squibb Company. Salaries, benefits and related costs increased approximately $1.4 million for the year ended December 31, 2006 due to an increase in personnel to support the development and clinical trial activities for Fiaptatm and VEC-162. The stock-based compensation expense decreased approximately $47,000 primarily as the 2005 amounts reflect expenses incurred due to modifications of stock option awards made in 2005. Indirect project costs also increased by approximately $677,000 for the year ended December 31, 2006 due primarily to the increase in the rent expense resulting from our move to the new facility.

General and administrative expenses.  General and administrative expenses increased approximately $6.2 million, or 84%, to approximately $13.6 million for the year ended December 31, 2006 from approximately $7.4 million for the year ended December 31, 2005.

The following table analyzes the components of our general and administrative expenses for the years ended December 31, 2005 and 2006:

	Year Ended
	December 31,
General and Administrative Expenses	2005	2006

Salaries, benefits and related costs	$1,411,000	$2,609,000
Stock-based compensation	4,313,000	5,350,000
Marketing and related consulting services	279,000	1,187,000
Legal and other professional expenses	620,000	1,760,000
Other expenses	773,000	2,732,000

Total	$7,396,000	$13,638,000

Salaries, benefits and related costs increased approximately $1.2 million for the year ended December 31, 2006 due to an increase in personnel as we continued to develop the administrative, business development and other functions required to support the development and clinical trial activities for Fiaptatm, VEC-162 and our other product candidates. Stock-based compensation expense increased by approximately $1.0 million as a result of the higher fair value of options granted during 2006 compared to options granted in prior periods. Marketing and related consulting services increased by approximately $0.9 million due to the increase in our market research activities. Legal and other professional expenses increased by approximately $1.1 million for the year ended December 31, 2006 due primarily to an increase in legal, accounting and other professional expenses associated with being a public company. Other expenses increased approximately $2.0 million for the year ended December 31, 2006, due to an increase in facilities expenses of approximately $473,000, which includes expenses relating to abandonment of our former office facilities of approximately $232,000, an increase in insurance expenses of approximately $700,000, primarily due to an increase in directors’ and officers’ and clinical trial insurance, and an increase in other general and administrative expenses.

Interest income, net.  Net interest income in the year ended December 31, 2006 was approximately $2.2 million compared to net interest income of approximately $410,000 in the year ended December 31, 2005. Interest income was higher in 2006 due to higher average cash and marketable securities balances for the year and higher short-term interest rates which generated substantially higher interest income than it did in 2005.

Our interest income and expense for the years ended December 31, 2005 and 2006 are as follows:

	Year Ended
	December 31,
	2005	2006

Interest income	$436,000	$2,203,000
Interest expense	(26,000)	(5,000)

Total, net	$410,000	$2,198,000

Liquidity and capital resources

We have funded our operations through December 31, 2007 principally with the net proceeds from private preferred stock offerings totaling approximately $62.0 million, with net proceeds from our April 2006 initial public offering of approximately $53.3 and with net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

At December 31, 2007, our total cash and cash equivalents and marketable securities were approximately $93.2 million, compared to approximately $31.9 million at December 31, 2006. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers.

As of December 31, 2006 and 2007 our liquidity resources are summarized as follows:

	As of December 31,
	2006	2007

Balance sheet data
Cash and cash equivalents	$30,929,000	$41,930,000

U.S. Treasury and government agencies	—	3,980,000
U.S. corporate debt	942,000	33,339,000
U.S. asset-backed securities	—	5,925,000

Marketable securities, short-term	942,000	43,244,000

U.S. Treasury and government agencies	—	2,002,000
U.S. corporate debt	—	1,970,000
U.S. asset-backed securities	—	4,007,000

Marketable securities, long-term	—	7,979,000

	$31,871,000	$93,153,000

As of December 31, 2007, we maintained all of our cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

Our activities will necessitate significant uses of working capital throughout 2008 and beyond. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs into the fourth quarter of 2008. If Fiaptatm is approved by the FDA on the expected PDUFA action date of or about July 27, 2008, the Company intends to pursue additional financing, in part to fund additional marketing and product launch costs. The Company believes that it would be able to raise sufficient capital to fund the product launch and operations into 2009. However, if the Company cannot obtain additional financing, management has the ability and intent to implement a reduced spending plan to fund operations at least through the first quarter of 2009. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will continue to expend funds in preparation of a commercial launch of Fiaptatm, that we will conduct our VEC-162 Phase III trial in chronic primary insomnia in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for Fiaptatm, that we will not conduct additional trials for the injectable formulation for Fiaptatm, that we will not conduct additional trials for VSF-173, that we will continue to evaluate clinical and pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and we may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

We cannot assure you that additional funds will be available when we need them on terms that are acceptable to us, or at all. The unavailability of financing may require us to delay, scale back or eliminate expenditures for our research, development and marketing activities necessary to commercialize our potential biopharmaceutical products. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than we currently intend. Collaborations that are consummated by us prior to proof-of-efficacy and safety of a product candidate could impair our ability to realize value from that product candidate. In the absence of our ability to raise additional capital resources, we are also prepared and have the ability to curtail our existing operating needs and commitments to have the operating funds through the first quarter of 2009.

Cash flow

The following table summarizes our cash flows for the years ended December 31, 2005, 2006 and 2007.

	Year Ended December 31,
	2005	2006	2007

Net cash (used in) provided by
Operating activities	$(17,714,000)	$(51,620,000)	$(51,641,000)
Investing activities	(10,818,000)	8,221,000	(48,760,000)
Financing activities	33,294,000	53,315,000	111,403,000
Effect of foreign currency translation	(9,000)	—	(1,000)

Net increase in cash and cash equivalents	$4,753,000	$9,916,000	$11,001,000

Year ended December 31, 2007 compared to year ended December 31, 2006

Net cash used in operations was approximately $51.6 million for both of the years ended December 31, 2006 and 2007. The net loss for the year ended December 31, 2007 of approximately $74.1 million was offset primarily by non-cash charges for depreciation and amortization of approximately $572,000, stock-based compensation of approximately $19.6 million, and an increase in accrued expenses and accounts payable of approximately $3.7 million, principally related to clinical trial expenses and expenses incurred in preparation of the commercial launch of Fiaptatm, and other net changes in working capital. Net cash used in investing activities for the year ended December 31, 2007 was approximately $48.8 million and consisted primarily of net purchases of marketable securities of approximately $48.7 million. Net cash provided by financing activities for the year ended December 31, 2007 was approximately $111.4 million, consisting primarily of net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

Year ended December 31, 2006 compared to year ended December 31, 2005

Net cash used in operations was approximately $51.6 million and approximately $17.7 million for the years ended December 31, 2006 and 2005, respectively. The net loss for the year ended December 31, 2006 of approximately $63.5 million was offset primarily by non-cash charges for depreciation and amortization of approximately $575,000, non-cash stock-based compensation of approximately $6.1 million, an increase in accrued expenses of approximately $3.8 million, principally related to clinical trial expenses, and other net changes in working capital. Net cash provided by investing activities for the year ended December 31, 2006 was approximately $8.2 million and consisted primarily of net proceeds from sales and maturities of marketable securities of approximately $9.6 million and purchases of property and equipment of approximately $1.4 million. Net cash provided by financing activities for the year ended December 31, 2006 was approximately $53.3 million, consisting primarily of net proceeds from the initial public offering of our common stock of $53.3 million.

Contractual obligations and commitments

The following table summarizes our long-term contractual cash obligations as of December 31, 2007:

	Cash Payments Due by Period
							After
	Total	2008	2009	2010	2011	2012	2012

Operating leases	$6,335,000	$662,000	$685,000	$706,000	$727,000	$749,000	$2,806,000

Operating leases.  Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively.

Clinical research organization contracts and other contracts.  We have entered into agreements with clinical research organizations responsible for conducting and monitoring our clinical trials for Fiaptatm and VEC-162, and have also entered into agreements with clinical supply manufacturing organizations and other outside contractors who will be responsible for additional services supporting our ongoing clinical development processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

License agreements.  In February 2004 and June 2004, we entered into separate licensing agreements with BMS and Novartis, respectively, for the exclusive rights to develop and commercialize our three compounds in clinical development. We are obligated to make payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones. If the products are successfully commercialized we will be required to pay certain royalties based on net sales for each of the licensed products. Please see the notes to the consolidated financial statements included with this report for a more detailed description of these license agreements.

As a result of the successful commencement of the Phase III clinical study of VEC-162 in March 2006, we met the first milestone specified in our licensing agreement with BMS and subsequently paid a license fee of $1,000,000. During March 2007, we met our first milestone under the license agreement with Novartis for VSF-173 relating to the initiation of the Phase II clinical trial and subsequently paid a license fee of $1,000,000. As a result of the acceptance by FDA of our NDA for Fiaptatm in October 2007, we met a milestone under our license agreement with Novartis and subsequently paid a $5,000,000 milestone license fee. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of December 31, 2007, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk Factors” of this annual report on Form 10-K.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange

We currently incur a portion of our operating expenses in currencies other than U.S. Dollars, the reporting currency for our consolidated financial statements, and we have determined that such operating expenses have not been significant to date. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. However, if operating expenses incurred outside of the United States increase, our results of operations could be adversely impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

Interest rates

Our exposure to market risk is currently confined to our cash and cash equivalents, marketable securities and restricted cash. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.

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

Marketable securities

We deposit our cash with financial institutions that we consider to be of high credit quality and purchase marketable securities which are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial statement schedules required to be filed are indexed on page 55 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, the end of the period covered by this annual report, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 56 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2008, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2008, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II of this annual report on Form 10-K, information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2008, under the caption “Security Ownership by Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2008, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2008, under the caption “Ratification of Selection of Independent

Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The consolidated financial statements filed as part of this annual report on Form 10-K are listed and indexed at page 55. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on March 13, 2008.

VANDA PHARMACEUTICALS INC.

By:	/s/ MIHAEL H. POLYMEROPOULOS, M.D.
Mihael H. Polymeropoulos, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MIHAEL H. POLYMEROPOULOS, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	March 13, 2008

/s/ STEVEN A. SHALLCROSS Steven A. Shallcross	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 13, 2008

/s/ ARGERIS N. KARABELAS, Ph.D. Argeris N. Karabelas, Ph.D.	Chairman of the Board and Director	March 13, 2008

/s/ RICHARD W. DUGAN Richard W. Dugan	Director	March 13, 2008

/s/ BRIAN K. HALAK, Ph.D. Brian K. Halak, Ph.D.	Director	March 13, 2008

/s/ HOWARD PIEN Howard Pien	Director	March 13, 2008

/s/ DAVID RAMSAY David Ramsay	Director	March 13, 2008

/s/ H. THOMAS WATKINS H. Thomas Watkins	Director	March 13, 2008

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Vanda Pharmaceuticals Inc. (a development stage enterprise)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Vanda Pharmaceuticals Inc. and its subsidiary (a development stage enterprise) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 and, cumulatively for the period from March 13, 2003 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits which was an integrated audit in 2007. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

McLean, Virginia
March 13, 2008

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Consolidated Balance Sheets

	December 31,
	2007	2006

Assets
Current assets
Cash and cash equivalents	$41,929,533	$30,928,895
Marketable securities	43,243,960	941,981
Prepaid expenses and other current assets	1,781,881	1,949,466

Total current assets	86,955,374	33,820,342
Marketable securities, long-term	7,979,331	—
Property and equipment, net	1,345,845	1,859,704
Deposits	150,000	150,000
Restricted cash	430,230	430,230

Total assets	$96,860,780	$36,260,276

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,988,069	$2,783,249
Accrued liabilities	9,789,738	6,322,808

Total current liabilities	12,777,807	9,106,057
Deferred grant revenue	—	129,950
Deferred rent and other long-term liabilities	354,042	267,397

Total liabilities	13,131,849	9,503,404

Commitments
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 26,652,728 and 22,128,534 shares issued and outstanding at December 31, 2007 and 2006, respectively	26,653	22,129
Additional paid-in capital	257,600,368	126,578,588
Accumulated other comprehensive income (loss)	12,176	(3,269)
Deficit accumulated during the development stage	(173,910,266)	(99,840,576)

Total stockholders’ equity	83,728,931	26,756,872

Total liabilities and stockholders’ equity	$96,860,780	$36,260,276

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Consolidated Statements of Operations

				Period from
				March 13, 2003
				(Inception) to
	Year Ended December 31,			December 31,
	2007	2006	2005	2007

Revenues from services	$—	$—	$—	$81,545
Operating expenses:
Research and development	47,234,867	52,070,776	16,890,615	125,649,773
General and administrative	32,803,508	13,637,664	7,396,038	57,009,263

Total operating expenses	80,038,375	65,708,440	24,286,653	182,659,036

Loss from operations	(80,038,375)	(65,708,440)	(24,286,653)	(182,577,491)
Other income (expense):
Interest income	5,907,219	2,202,654	435,537	8,698,789
Interest expense	—	(4,833)	(25,629)	(80,485)
Other income, net	71,345	—	93	71,947

Total other income, net	5,978,564	2,197,821	410,001	8,690,251

Loss before tax provision	(74,059,811)	(63,510,619)	(23,876,652)	(173,887,240)
Tax provision	9,879	549	7,649	23,026

Net loss	(74,069,690)	(63,511,168)	(23,884,301)	(173,910,266)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	(33,486,623)	(33,486,623)

Net loss attributable to common stockholders	$(74,069,690)	$(63,511,168)	$(57,370,924)	$(207,396,889)

Basic and diluted net loss per share attributable to common stockholders	$(2.81)	$(3.97)	$(3,374.33)

Shares used in calculation of basic and diluted net loss per share attributable to common stockholders	26,360,177	16,001,815	17,002

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Statements of Changes in Stockholders’ Equity

										Deficit
									Accumulated	Accumulated
	Series A		Series B				Additional	Deferred	Other	During the
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Stock-Based	Comprehensive	Development	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	Loss	Stage	Loss	Total

Balances at March 13, 2003 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of Series A preferred stock, net of issuance costs of $36,459	10,000,000	9,963,541	—	—	—	—	—	—	—	—	—	9,963,541
Issuance of Class A common stock	—	—	—	—	3,020	3	3,997	—	—	—	—	4,000
Issuance of warrants	—	—	—	—	—	—	40,573	—	—	—	—	40,573
Issuance of Series B preferred stock, net of issuance costs of $154,982	—	—	15,040,654	18,345,023	—	—	—	—	—	—	—	18,345,023
Deferred compensation associated with stock options grants	—	—	—	—	—	—	281,130	(281,130)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	23,196	—	—	—	23,196
Expense related to accelerated unvested stock options	—	—	—	—	—	—	14,937	—	—	—	—	14,937
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(12,445,107)	(12,445,107)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(2,576)	—	(2,576)

Comprehensive loss											$(12,447,683)	(12,447,683)

Balances at December 31, 2004	10,000,000	$9,963,541	15,040,654	$18,345,023	3,020	$3	$340,637	$(257,934)	$(2,576)	$(12,445,107)		$15,943,587

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Statements of Changes in Stockholders’ Equity

										Deficit
									Accumulated	Accumulated
	Series A		Series B				Additional	Deferred	Other	During the
	Preferred Stock		Preferred Stock		Common stock		Paid-in	Stock-Based	Comprehensive	Development	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	Loss	Stage	Loss	Total

Balances at December 31, 2004	10,000,000	$9,963,541	15,040,654	$18,345,023	3,020	$3	$340,637	$(257,934)	$(2,576)	$(12,445,107)	$—	$15,943,587
Issuance of Series B preferred stock net of issuance costs of $13,391	—	—	27,235,783	33,486,623	—	—	—	—	—	—	—	33,486,623
Issuance of common stock from exercised stock options	—	—	—	—	95,925	96	31,658	—	—	—	—	31,754
Deferred compensation associated with stock options grants	—	—	—	—	—	—	18,788,385	(18,788,385)	—	—	—	—
Deferred compensation associated with remeasurement of unvested stock grants	—	—	—	—	—	—	1,702,625	(1,702,625)	—	—	—	—
Expense related to remeasurement of stock options	—	—	—	—	—	—	3,119,676	—	—	—	—	3,119,676
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,982,501	—	—	—	1,982,501
Beneficial conversion feature — deemed dividend on issuance of Series B preferred stock	—	—	—	—	—	—	33,486,623	—	—	—	—	33,486,623
Beneficial conversion feature — accretion of beneficial conversion feature for Series B preferred stock	—	—	—	—	—	—	(33,486,623)	—	—	—	—	(33,486,623)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(23,884,301)	(23,884,301)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(17,711)	—	(17,711)
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	—	2,678	—	2,678

Comprehensive loss											$(23,899,334)	(23,899,334)

Balances at December 31, 2005	10,000,000	$9,963,541	42,276,437	$51,831,646	98,945	$99	$23,982,981	$(18,766,443)	$(17,609)	$(36,329,408)		$30,664,807

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Statements of Changes in Stockholders’ Equity

										Deficit
									Accumulated	Accumulated
	Series A		Series B				Additional	Deferred	Other	During the
	Preferred Stock		Preferred Stock		Common stock		Paid-in	Stock-Based	Comprehensive	Development	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income (Loss)	Stage	Loss	Total

Balances at December 31, 2005	10,000,000	$9,963,541	42,276,437	$51,831,646	98,945	$99	$23,982,981	$(18,766,443)	$(17,609)	$(36,329,408)	$—	$30,664,807
Elimination of deferred stock-based compensation costs	—	—	—	—	—	—	(18,766,443)	18,766,443	—	—	—	—
Initial public offering of common stock, net of issuance costs	—	—	—	—	5,964,188	5,964	53,323,987	—	—	—	—	53,329,951
Conversion of preferred stock upon initial public offering	(10,000,000)	(9,963,541)	(42,276,437)	(51,831,646)	15,794,632	15,795	61,779,392	—	—	—	—	—
Issuance of common stock from exercised stock options	—	—	—	—	222,233	223	78,301	—	—	—	—	78,524
Exercise of warrants	—	—	—	—	48,536	48	48,543	—	—	—	—	48,591
Employee stock-based compensation	—	—	—	—	—	—	6,092,339	—	—	—	—	6,092,339
Non-employee stock-based compensation	—	—	—	—	—	—	39,488	—	—	—	—	39,488
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(63,511,168)	(63,511,168)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	17,007	—	17,007
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(2,667)	—	(2,667)

Comprehensive loss											$(63,496,828)	(63,496,828)

Balances at December 31, 2006	—	—	—	—	22,128,534	22,129	126,578,588	—	(3,269)	(99,840,576)		26,756,872
Issuance of common stock from exercised stock options	—	—	—	—	154,194	154	148,486	—	—	—	—	148,640
Follow-on offering of common stock, net of issuance costs	—	—	—	—	4,370,000	4,370	111,250,480	—	—	—	—	111,254,850
Employee stock-based compensation	—	—	—	—	—	—	19,486,844	—	—	—	—	19,486,844
Non-employee stock-based compensation	—	—	—	—	—	—	135,970	—	—	—	—	135,970
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(74,069,690)	(74,069,690)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(12,940)	—	(12,940)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	28,385	—	28,385

Comprehensive loss											$(74,054,245)	(74,054,245)

Balances at December 31, 2007	—	$—	—	$—	26,652,728	$26,653	$257,600,368	$—	$12,176	$(173,910,266)		$83,728,931

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Consolidated Statements of Cash Flows

				Period from
				March 13, 2003
				(Inception) to
	Year Ended December 31,			December 31,
	2007	2006	2005	2007

Cash flows from operating activities
Net loss	$(74,069,690)	$(63,511,168)	$(23,884,301)	$(173,910,266)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	571,586	575,372	423,828	1,968,855
Stock-based compensation	19,622,814	6,131,827	5,102,177	30,935,523
Loss on disposal of assets	28,713	29,528	—	58,241
Accretion of discount on investments	(1,571,905)	(378,739)	(42,335)	(1,992,980)
Changes in assets and liabilities:
Prepaid expenses and other current assets	168,987	270,745	(2,027,544)	(1,777,948)
Deposits	—	690,000	(790,000)	(150,000)
Accounts payable	204,029	526,711	1,514,868	2,988,016
Accrued expenses	3,465,028	3,811,373	1,860,539	9,782,861
Deferred grant revenue	(147,464)	—	129,950	—
Deferred rent and other liabilities	86,644	234,833	(1,356)	354,042

Net cash used in operating activities	(51,641,258)	(51,619,518)	(17,714,174)	(131,743,656)

Cash flows from investing activities
Purchases of property and equipment	(279,433)	(1,354,156)	(291,978)	(3,438,200)
Proceeds from sale of property and equipment	200,179	—	—	200,179
Purchases of marketable securities	(138,953,879)	(102,232,608)	(11,846,176)	(253,032,662)
Proceeds from sale of marketable securities	3,577,859	82,137,888	—	85,715,747
Maturities of marketable securities	86,695,000	29,670,000	1,750,000	118,115,000
Investments in restricted cash	—	—	(430,230)	(430,230)

Net cash (used in) provided by investing activities	(48,760,274)	8,221,124	(10,818,384)	(52,870,166)

Cash flows from financing activities
Proceeds from borrowings on note payable	—	—	—	515,147
Principal payments on obligations under capital lease	—	(1,540)	(51,569)	(91,796)
Principal payments on note payable	—	(141,074)	(172,617)	(515,147)
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	33,486,623	61,795,187
Proceeds from exercise of stock options and warrants	148,640	127,115	31,754	307,509
Proceeds from issuance of common stock, net of issuance costs	111,254,850	53,329,951	—	164,588,801

Net cash provided by financing activities	111,403,490	53,314,452	33,294,191	226,599,701

Effect of foreign currency translation	(1,320)	22	(8,588)	(56,346)

Net increase in cash and cash equivalents	11,000,638	9,916,080	4,753,045	41,929,533
Cash and cash equivalents
Beginning of period	30,928,895	21,012,815	16,259,770	—

End of period	$41,929,533	$30,928,895	$21,012,815	$41,929,533

Supplemental disclosure
Cash payments for interest	$—	$5,994	$25,043	$76,612
Supplemental disclosure of non-cash financing activities
Equipment acquired through obligation under capital lease	$—	$—	$—	$95,305

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements

1.	Business organization and presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of small molecule therapeutics, with exclusive worldwide commercial rights to three product candidates in clinical development for various central nervous system disorders. The Company commenced its operations in 2003. The Company’s lead product candidate, Fiaptatm (iloperidone), is a compound for the treatment of schizophrenia and bipolar disorder. On November 27, 2007 the United States Food and Drug Administration (FDA) accepted the New Drug Application (NDA) for Fiaptatm in schizophrenia. The second product candidate, VEC-162, is a compound for the treatment of sleep and mood disorders. In November 2006 Vanda announced positive top-line results from the Phase III trial of VEC-162 in transient insomnia. In November 2007 the Company initiated and in February 2008 completed an enrollment in a Phase III trial of VEC-162 in chronic primary insomnia. VEC-162 is also ready for Phase II trials for the treatment of depression. The third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness in the Phase II program.

Capital resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, market research, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

The Company’s activities will necessitate significant uses of working capital throughout 2008 and beyond. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s research and development efforts, payments received under contractual agreements with other parties, if any, and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Based on its current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet the Company’s anticipated operating needs into the fourth quarter of 2008. If Fiaptatm is approved by the FDA on the expected PDUFA action date of or about July 27, 2008, the Company intends to pursue additional financing, in part to fund additional marketing and product launch costs. The Company believes that it would be able to raise sufficient capital to fund the product launch and operations into 2009. However, if the Company cannot obtain additional financing, management has the ability and intent to implement a reduced spending plan to fund operations at least through the first quarter of 2009. In budgeting for its activities, the Company has relied on a number of assumptions, including assumptions that the Company will continue to expend funds in preparation of a commercial launch of Fiaptatm, that it will conduct its VEC-162 Phase III trial in chronic primary insomnia in accordance with the Company’s expectations, that it will not engage in further in-licensing activities, that it will not receive any proceeds from potential partnerships, that it will not expend funds on the bipolar indication for Fiaptatm, that it will not conduct additional trials for the injectable formulation for Fiaptatm, that it will not conduct additional trials for VSF-173, that it will continue to evaluate clinical and pre-clinical compounds for potential development, that it will be able to continue the manufacturing of its product candidates at commercially reasonable prices, that it will be able to retain its key personnel, and that it will not incur any significant contingent liabilities. The Company may need to raise additional funds more quickly if one or more of its assumptions proves to be incorrect or if it chooses to expand its product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and the Company may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. However, the Company may not be able to raise additional funds

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its research and development activities, the Company may not be able to continue operations, or the Company may have to enter into collaboration agreements that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair the Company’s ability to realize value from that product candidate.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned Singapore subsidiary that ceased operations during 2007. All inter-company balances and transactions have been eliminated.

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

Marketable securities

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income/loss. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to maturity and included in interest income. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which would be included in the consolidated statements of operations when generated. Marketable securities with a maturity of more than one year as of the balance sheet date are classified as long-term securities.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly-rated financial institutions and does not hold any investment securities as of December 31, 2007 that have been affected by the recent credit crisis. At December 31, 2007, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, and accounts payable, approximate their fair values due to their short maturities.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of their estimated useful life or the lease term. The costs of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations in the period incurred.

Upon retirement or disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for that period.

Foreign currency translation

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

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to include the reporting of “comprehensive income.” Comprehensive loss is composed of two components, net loss and other comprehensive income/(loss). For the years ended December 31, 2007, 2006 and 2005, other comprehensive income/(loss) consists of cumulative translation adjustments due to foreign currency and unrealized gains/(losses) on marketable securities.

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

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment.

Research and development expenses

The Company’s research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone license fees, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee related costs and stock-based compensation for the research and development personnel. The Company expenses research and development costs as they are incurred, including payments made to date under the license agreements. Manufacturing-related costs are also included in research and development expenses as the Company does not yet have FDA approval for any of its product candidates. Costs related to the acquisitions of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with SFAS No. 5, Accounting for Contingencies, when it is deemed probable that the milestone event will be achieved.

General and administrative expenses

General and administrative expenses consist primarily of salaries, other employee related costs and stock-based compensation for personnel serving executive, business development, marketing, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to our product candidate Fiaptatm, in anticipation of its commercial launch.

Accounting for stock-based compensation

The Company accounts for the stock-based compensation expenses in accordance with the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Share-Based Payment (SFAS 123(R)) adopted on January 1, 2006. Accordingly, compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Plan or Award Plans (FIN 28). Under APB 25, the stock-based compensation expense was recognized over the vesting period of the option to the extent that the fair value of the stock exceeded the exercise price of the stock at the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method. The valuation provisions of SFAS 123(R) apply to new stock-based awards and to stock-based awards that were outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for stock-based awards outstanding at the effective date have been recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with the modified prospective transition method,

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

the Company’s consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

For stock awards granted in 2006 and 2007, the fair value of these awards are amortized using the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted during 2006 and 2007 were estimated to be approximately 2% based on the Company’s historical experience. In the pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. At no time was the cumulative expense recognized less than the fair value of the vested options. The cumulative effect adjustment of adopting the change in estimating forfeitures was not considered material to the Company’s financial statements for periods prior to January 1, 2006 upon implementation of SFAS 123(R).

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on historical volatility of the common stock of comparable entities due to the lack of historic information of the Company’s publicly traded common stock. The expected term of options granted is based on the transition approach provided by Staff Accounting Bulletin (“SAB”) No. 107 as the options meet the “plain vanilla” criteria required by this guidance. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends in the foreseeable future.

The weighted average grant date fair value of options granted during the years ended December 31, 2007 and December 31, 2006 was $18.99 per share and $13.71 per share, respectively. As of December 31, 2007, approximately $25.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.39 years.

Assumptions used in the Black-Scholes-Merton model for employee and director options granted during the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006

Expected dividend yield	0%	0%
Weighted average expected volatility	68%	73%
Weighted average expected term (years)	6.25	6.14
Weighted average risk-free rate	4.10%	4.66%

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

Total stock-based compensation expense, related to the Company’s stock-based awards to employees and directors, recognized during the years ended December 31, 2007, 2006 and 2005 and for the period from March 13, 2003 (inception) to December 31, 2007 was comprised of the following:

				Period from
				March 13, 2003
				(Inception) to
	Year Ended December 31,			December 31,
	2007	2006	2005	2007

Research and development	$4,259,315	$742,048	$788,877	$5,792,326
General and administrative	15,227,529	5,350,291	4,313,300	24,967,741

Stock-based compensation expense	$19,486,844	$6,092,339	$5,102,177	$30,760,067

Stock-based compensation expense per basic and diluted share of common stock	$0.74	$0.38	$300.09

Since the Company had a net operating loss carryforward as of December 31, 2007, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2007 or 2006 which would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities.

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

Year Ended
December 31,
2005

Net loss attributable to common stockholders	$(57,370,924)
Add: Stock based employee compensation expense included in net loss	5,102,177
Less: Stock-based employee compensation expense determined under SFAS 123	(5,167,246)

Pro forma net loss attributable to common stockholders	$(57,435,993)

Net loss per share:
Basic and diluted, net loss attributable to common stockholders as reported	$(3,374.33)

Pro forma basic and diluted, net loss attributable to common stockholders	$(3,378.15)

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

The weighted average fair value of an option granted during the year ended December 31, 2005 was $14.89. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following assumptions:

Year Ended
December 31,
2005

Expected dividend yield	0%
Weighted average expected volatility	67%-68%
Weighted average expected term (years)	5
Weighted average risk-free rate	4.00%

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on the Company’s financial position or results of operations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the income tax provision. For the year ended December 31, 2007, there have been no interest and penalties recorded as a component of the income tax provision. The Company’s open tax years under FIN 48 are 2003 through 2007.

Segment information

Management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

Recent accounting pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). SFAS 157 outlines a common definition of fair value to be used throughout GAAP and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. Companies will need to adopt SFAS 157 for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. This

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

pronouncement is not expected to have significant impact on the Company’s results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). According to this standard the entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 is effective for fiscal years beginning after November 15, 2007. This pronouncement is not expected to have significant impact on the Company’s results of operations and financial condition.

In June 2007, the Emerging Issues Task Force issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3), which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. We will be required to adopt EITF 07-3 for the year beginning after December 15, 2007. This pronouncement is not expected to have significant impact on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS 141R) and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 will be applied to acquisitions that close in years beginning after December 15, 2008. Early adoption is not permitted. These pronouncements are not expected to have significant impact on the Company’s results of operations and financial condition.

In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The consensus prohibits the equity method of accounting for collaborative arrangements under APB 18, The Equity Method of Accounting for Investments in Common Stock, unless a legal entity exists. Payments between the collaborative partners will be evaluated and reported in the income statement based on applicable GAAP. Absent specific GAAP, the participants to the arrangement will apply other existing GAAP by analogy or apply a reasonable and rational accounting policy consistently. The guidance in Issue 07-1 is effective for periods that begin after December 15, 2008 and will apply to arrangements in existence as of the effective date. The effect of the new consensus will be accounted for as a change in accounting principle through retrospective application. The Company is currently evaluating the impact of EITF 07-1 on its results of operations and financial condition.

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

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

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

Diluted EPS is computed by dividing the net loss attributable to common stockholders by the weighted average number of other potential common stock outstanding for the period. Other potential common stock include Series A and B preferred stock, stock options and warrants but only to the extent that their inclusion is dilutive. The Company incurred a net loss in all periods presented, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in dilutive loss per share attributable to common stockholders and basic loss per share attributable to common stockholders being equivalent. The Company did not have any common shares issued for nominal consideration as defined under the terms of SAB No. 98, which would be included in EPS calculations.

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net loss	$(74,069,690)	$(63,511,168)	$(23,884,301)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	(33,486,623)

Net loss attributable to common stockholders	$(74,069,690)	$(63,511,168)	$(57,370,924)

Denominator:
Weighted average common shares outstanding	26,370,485	16,040,425	30,346
Weighted average unvested common shares subject to repurchase	(10,308)	(38,610)	(13,344)

Denominator for basic and diluted net loss per share	26,360,177	16,001,815	17,002

Basic and diluted net loss per share attributable to common stockholders	$(2.81)	$(3.97)	$(3,374.33)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Series A and B convertible preferred stock(1)	—	—	15,794,632
Options to purchase common stock	2,938,610	1,706,732	1,532,542
Warrants to purchase common stock	—	—	50,335

	2,938,610	1,706,732	17,377,509

(1)	Common stock equivalents assuming conversion upon the initial public offering

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

4.	Marketable securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term:
U.S. Treasury and government agencies	$3,980,732	$—	$(897)	$3,979,835
U.S. corporate debt	33,301,950	48,247	(11,417)	33,338,780
U.S. asset-based securities	5,920,992	4,353	—	5,925,345

	$43,203,674	$52,600	$(12,314)	$43,243,960

Long-term:
U.S. Treasury and government agencies	$1,999,104	$2,844	$—	$2,001,948
U.S. corporate debt	1,988,637	—	(18,597)	1,970,040
U.S. asset-based securities	4,003,480	3,863	—	4,007,343

	$7,991,221	$6,707	$(18,597)	$7,979,331

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term:
U.S. corporate debt	$941,970	$36	$(25)	$941,981

	$941,970	$36	$(25)	$941,981

5.	Prepaid expenses and other current assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	December 31,
	2007	2006

Current deposits with vendors	$455,000	$820,000
Prepaid insurance	395,203	337,332
Prepaid research and development expenses	175,955	185,229
Accrued interest income	603,556	97,575
Other prepaid expenses	146,771	332,400
Prepaid public offering costs	—	69,064
Other receivables	5,396	107,866

Total prepaid expenses and other current assets	$1,781,881	$1,949,466

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

6.	Property and equipment

Property and equipment — at cost:

	Estimated
	Useful Life	December 31,
	(Years)	2007	2006

Laboratory equipment	5	$1,281,877	$1,675,375
Computer equipment	3	758,776	741,404
Furniture and fixtures	7	187,317	169,549
Leasehold improvements	10	505,684	736,518

		2,733,654	3,322,846
Less — accumulated depreciation and amortization		(1,387,809)	(1,463,142)

		$1,345,845	$1,859,704

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $571,586, $575,372 and $423,828. Depreciation and amortization expense for the period from March 13, 2003 (inception) to December 31, 2007 was $1,968,855.

7.	Restricted cash

During 2005, in conjunction with the lease of the office and laboratory space building in Rockville, MD, the Company provided the landlord with a letter of credit, which was collateralized with a restricted cash deposit in the amount of $430,230. The deposit is recorded as non-current restricted cash at December 31, 2007 since the letter of credit is required until the lease expires in 2016.

8.	Accrued liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006

Accrued research and development expenses	$7,151,360	$4,552,050
Bonus accrual	957,035	1,084,512
Accrued consulting and other professional fees	1,307,650	329,177
Employee benefits	168,275	78,656
Lease abandonment	84,617	232,388
Other accrued expenses	120,801	46,025

Total accrued liabilities	$9,789,738	$6,322,808

9.	Singapore research facility

In May 2007, the Company initiated a plan to move its operations out of Singapore to consolidate its discovery research activities in its Rockville, Maryland facility. The consolidation was completed by the end of 2007, and all expenses of the move, including employee severance, loss on the sale of fixed assets and other related costs were recorded in the consolidated financial statements as of December 31, 2007. Total expenses relating to the consolidation of the discovery research activities were not material to the Company’s consolidated financial statements.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

In 2004 the Company’s subsidiary in Singapore entered into an agreement with the Economic Development Board of Singapore (EDB) to provide a grant for a development project. During 2005, the Company received a payment from the EDB that was recorded as deferred grant revenue since under certain conditions the EDB could have reclaimed these funds. On September 19, 2007 the Company agreed with the EDB to pay back 50% of the grant and the remaining 50%, or $71,345, was recognized as other income during the year ended December 31, 2007.

10.	Commitments

Operating leases

In 2003, the Company entered into a five-year non-cancelable operating lease agreement for office and laboratory space. In January 2006 the Company vacated and in September 2007 sublet the office space for the remaining term of the lease that expires in June 2008.

In August 2005, the Company entered into a ten-year, six-month non-cancelable operating lease agreement for office and laboratory space at a new office complex in Rockville, Maryland, which is renewable for an additional five-year period at the end of the original term. The lease expires in June 2016. The lease includes a rent abatement and scheduled base rent increases over the term of the lease. The total amount of the base rent payments and rent abatement will be charged to expense on a straight-line method over the term of the lease. In conjunction with a letter of credit, the Company collateralized the operating lease with a restricted cash deposit in the amount of $430,230, which is recorded as non-current restricted cash at December 31, 2007.

During the second quarter of 2007, the Company exercised an option to lease additional space in its current headquarters in Rockville, Maryland and the additional commitment is reflected in the following schedule of future minimum lease payments for non-cancelable operating leases as of December 31, 2007:

2008	662,174
2009	685,270
2010	705,994
2011	726,992
2012	748,807
Thereafter	2,805,843

$6,335,080

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $899,824, $902,729 and $299,224. Rent expense for the period from March 13, 2003 (inception) to December 31, 2007 was $2,560,192.

License agreements

In June 2004 the Company acquired exclusive rights to develop and commercialize Fiaptatm through a sublicense agreement with Novartis AG (Novartis). In consideration for this license, the Company paid Novartis an initial license fee of $500,000, which was immediately expensed to research and development expenses. The Company is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis which, as a percentage of net sales, is in the mid-twenties. The Company’s rights with respect to the patents to develop and commercialize Fiaptatm may terminate, in whole or in part, if we fail to meet certain development or commercialization milestones relating to the time it takes for us to launch Fiaptatm commercially following

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

regulatory approval, and the time it takes for us to receive regulatory approval following our submission of an NDA or equivalent foreign filing. Additionally, our rights may terminate in whole or in part if we do not meet certain other obligations under our sublicense agreement to make royalty and milestone payments, if we fail to comply with requirements in our sublicense agreement regarding our financial condition, or if we do not abide by certain restrictions in our sublicense agreement regarding other development activities.

In February 2004 the Company entered into a license agreement with Bristol-Myers Squibb Company (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications to develop and commercialize VEC-162. In partial consideration for the license, the Company paid BMS an initial license fee of $500,000, which was immediately expensed to research and development expenses. The Company is obligated to make future milestone payments to BMS of less than $40 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of VEC-162 at a rate which, as a percentage of net sales, is in the low teens. The Company is also obligated under this agreement to pay BMS a royalty on certain payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate in the mid-twenties. If the Company has not agreed to one or more partnering arrangements to develop and commercialize VEC-162 in certain significant markets with one or more third parties after the completion of the Phase III program, BMS has the option to exclusively develop and commercialize VEC-162 on its own on pre-determined financial terms, including milestone and royalty payments. If the Company seeks a co-promotion agreement for VEC-162, BMS has a right of first negotiation to enter into such an agreement with the Company. Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other.

In June 2004 the Company entered into a license agreement with Novartis under which the Company received an exclusive worldwide license to develop and commercialize VSF-173. In consideration for the license, the Company paid Novartis an initial license fee of $500,000, which was immediately expensed to research and development expenses. The Company is also obligated to make future milestone payments to Novartis of less than $50 million in the aggregate (the majority of which are tied to sales milestones) and royalty payments which, as a percentage of net sales, is in the low to mid teens. Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other.

During 2006, the Company met a clinical milestone under the VEC-162 agreement with BMS relating to the initiation of its first Phase III clinical trial and made an associated milestone payment of $1.0 million. In November 2007, the Company met a milestone under this license agreement with Novartis relating to the acceptance of the NDA for Fiapta TM in schizophrenia and made a license payment of $5.0 million to Novartis. In March 2007, the Company met its first milestone under this license agreement with Novartis relating to the initiation of the Phase II clinical trial for VSF-173, and made an associated milestone payment of $1,000,000. The milestone license fees were expensed to research and development expenses.

No amounts were recorded as liabilities as of December 31, 2007, since the amount, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

Clinical agreements

In course of its business the Company regularly enters into agreements with clinical organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for clinical services may be terminated on no more than 60 days notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of December 31, 2007.

11.	Equity incentive plans

As of December 31, 2007 the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan adopted in December 2004 (the 2004 Plan) and the 2006 Equity Incentive Plan adopted in April 2006 (the 2006 Plan). An aggregate of 1,169,975 shares were subject to outstanding options granted under the 2004 Plan as of December 31, 2007, and no additional options will be granted under this plan. Reserved under the 2006 Plan as of December 31, 2007 are 2,385,141 shares of the Company’s common stock of which 1,768,635 shares were subject to outstanding options as of December 31, 2007. On January 1 of each year, the number of shares reserved under the 2006 Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number as may be approved by the Company’s board of directors). As of January 1, 2008, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,066,109 shares, representing 4% of the total number of shares of common stock outstanding on January 1, 2008, increasing the total number of shares of common stock available for issuance under the Plan to 3,451,250 shares.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of December 31, 2007. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006 and options granted to new employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the option awards. The remaining 75% of the option awards vest and become exercisable monthly in equal installments thereafter over three years. Option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Total of 1,328,067 option awards to executives outstanding as of December 31, 2007 provide for accelerated vesting if there is a change in control of the Company. When an option is exercised, the Company issues a new share of common stock.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

A summary of option activity for the 2004 Plan is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
	Shares	Grant Date	(Years)	Intrinsic Value

March 13, 2003 (inception)	—	$—
Granted	333,602	0.33
Cancelled	(18,639)	0.33

Outstanding at December 31, 2004	314,963	0.33
Granted	1,318,753	0.33
Cancelled	(5,249)	0.33
Exercised	(95,925)	0.33		$456,857

Outstanding at December 31, 2005	1,532,542	1.39
Granted	38,014	5.97
Cancelled	(1,118)	0.33
Exercised	(222,233)	0.33		$5,096,166

Outstanding at December 31, 2006	1,347,205	1.69

Cancelled	(14,276)	3.72
Exercised	(162,954)	0.93		$3,325,163
	—

Outstanding at December 31, 2007	1,169,975	1.77	7.75	$5,988,373

Exercisable at December 31, 2007	591,179	1.70	7.55	$3,166,934

A summary of option activity for the 2006 Plan is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
	Shares	Grant Date	(Years)	Intrinsic Value

Outstanding at January 1, 2006	—	$—
Granted	359,527	20.21

Outstanding at December 31, 2006	359,527	20.21

Granted	1,454,801	27.60
Forfeited	(41,391)	27.85
Cancelled	(4,302)	28.44
Outstanding at December 31, 2007	1,768,635	26.08	9.14	$—

Exercisable at December 31, 2007	400,836	26.42	9.06	$—

The Company received a total of $148,640 and $78,524 in cash from the exercises of options during the year ended December 31, 2007 and December 31, 2006, respectively.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

12.	Equity

Public offerings and reverse stock split

On April 18, 2006 the Company consummated its initial public offering, consisting of 5,750,000 shares of common stock. On April 21, 2006 the underwriters exercised an over-allotment option to purchase an additional 214,188 shares of the Company’s common stock. Including the over-allotment shares, the offering totaled 5,964,188 shares at a public offering price of $10.00 per share, resulting in net proceeds to the Company of approximately $53.3 million after deducting payments of underwriters’ discounts and commissions and offering expenses.

On January 19, 2007 the Company completed its follow-on offering, consisting of 3,800,000 shares of its common stock. On January 22, 2007 the underwriters exercised an over-allotment option to purchase an additional 570,000 shares of the Company’s common stock. Including the over-allotment shares being purchased, the offering totaled 4,370,000 shares at a public offering price of $27.29 per share, resulting in net proceeds to the Company of approximately $111.3 million after deducting underwriting discounts and commissions and offering expenses.

In connection with the initial public offering, the Company effected a 1-for-3.309755 reverse stock split of the issued and outstanding common stock. Information relating to common stock and common stock-equivalents set forth in these financial statements (including the share numbers in the preceding paragraphs) has been restated to reflect this split for all periods presented. Upon consummation of the initial public offering, all shares of the Company’s Series A preferred stock and Series B preferred stock were converted into an aggregate of 15,794,632 shares of common stock.

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

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

13.	Income taxes

The tax provision is as follows:

	December 31,
	2007	2006	2005

Current federal tax expense	$—	$—	$—
Current state tax expense	—	—	—
Current foreign expense	9,879	549	7,649
Deferred tax expense	—	—	—

Total tax expense	$9,879	$549	$7,649

Deferred tax assets consist of the following:

	December 31,
	2007	2006

Deferred tax asset (liability)
Net operating loss carryforwards	$40,772,613	$30,900,621
Start-up costs	21,542,179	6,887,075
Stock-based compensation	1,725,983	361,368
Licensing agreements	3,076,083	—
Research and development credit	4,470,774	2,934,686
Depreciation and amortization	(33,797)	(49,654)
Amortization of warrants	12,162	12,162
Accrued and deferred expenses	57,200	61,232

Net deferred tax assets	71,623,197	41,107,490
Deferred tax asset valuation allowance	(71,623,197)	(41,107,490)

	$—	$—

Based on the Company’s limited operating history and management’s expectation of future profitability, management believes that the Company’s deferred tax assets do not meet the criteria that they will be more likely than not realized. Accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

The effective tax rate differs from the U.S. federal statutory tax rate of 34% due to the following:

	December 31,
	2007	2006

Federal tax at statutory rate	34.0%	34.0%
State taxes	4.6%	4.6%
Change in valuation allowance	(41.2)%	(41.9)%
Research and development credit	2.1%	3.4%
Meals, entertainment and other non-deductable items	0.5%	(0.1)%

Effective tax rate	0.0%	0.0%

At December 31, 2007 and 2006, the Company had U.S. federal and state net operating loss carryforwards of approximately $105.6 million and $80.0 million, respectively available to reduce future

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the consolidated financial statements — (Continued)

taxable income, which will begin to expire in 2023. At December 31, 2007 and 2006, the Company had approximately $4.5 million and $2.9 million of research and development credit, respectively which will begin to expire in 2023.

These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. In the event of certain changes in our shareholder base, our ability to utilize certain net operating losses to offset future taxable income in any particular year will be limited pursuant to IRC Section 382.

In addition to our U.S. federal tax net operating loss carryforwards, we also had net operating loss carryforwards in a variety of states in which we operate. In the event of an ownership change, our ability to utilize state net operating losses will be limited by annual limitations similar to those described in Section 382 of the Code.

14.	Employee benefit plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches 50 percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The employer match vests over a 4 year period. The total employer match for the years ended December 31, 2007, 2006 and 2005 was $120,306, $101,425 and $55,503.

15.	Quarterly financial data (unaudited)

	First	Second	Third	Forth
2007	Quarter	Quarter	Quarter	Quarter

Loss from operations	$(16,825,608)	$(17,643,200)	$(23,521,894)	$(22,047,673)
Net loss	(15,392,760)	(15,985,023)	(21,943,501)	(20,748,406)
Basic and diluted net loss per share attributable to common stockholders	(0.61)	(0.60)	(0.82)	(0.78)

2006
Loss from operations	$(18,413,502)	$(22,080,492)	$(12,807,234)	$(12,407,212)
Net loss	(18,122,450)	(21,373,084)	(12,124,161)	(11,891,473)
Basic and diluted net loss per share attributable to common stockholders	(385.61)	(1.11)	(0.55)	(0.54)

VANDA PHARMACEUTICALS INC.
EXHIBIT INDEX

Exhibit No.		Description

3.8		Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
3.9		Amended and Restated Bylaws of the registrant, as amended on July 24, 2007.
4.1		2004 Securityholder Agreement (as amended) (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
4.4		Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
10.1		Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10	.2#	Sublicense Agreement between the registrant and Novartis Pharma AG dated June 4, 2004 (as amended) (relating to iloperidone) (filed as Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10	.3#	Amended and Restated License, Development and Commercialization Agreement by and between Bristol-Myers Squibb Company and the registrant dated July 24, 2005 (relating to VEC-162) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10	.4#	NDD-094 License Agreement between Novartis Pharma AG, Novartis AG and the registrant dated June 4, 2004 (relating to VSF-173) (filed as Exhibit 10.4 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10.7		Lease Agreement between the registrant and Red Gate III LLC dated June 25, 2003 (lease of Rockville, MD office space) (filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.8		Amendment to Lease Agreement between the registrant and Red Gate III LLC dated September 27, 2003 (filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.9		Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated August 4, 2005 (filed as Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.10		Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.11		Form of Indemnification Agreement entered into by directors (filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.12		Employment Agreement for Mihael H. Polymeropoulos dated February 10, 2005 (filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.13		Employment Agreement for William D. Clark dated February 10, 2005 (filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)

Exhibit No.	Description

10.14	Employment Agreement for Steven A. Shallcross dated October 18, 2005 (filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.17	2006 Equity Incentive Plan (filed as Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
10.18	Employment Agreement for Paolo Baroldi dated July 6, 2006 (filed as Exhibit 10.18 to the registrant’s report on Form 10-Q (File No. 000-51863) for the period ending June 30, 2006 and incorporated herein by reference)
10.19	Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated November 15, 2006 (filed as Exhibit 10.19 to the registrant’s report on Form 10-K (File No. 000-51863) for the fiscal year ending December 31, 2006 and incorporated herein by reference)
10.20	Employment Agreement for Al Gianchetti dated October 25, 2007 (filed as Exhibit 10.20 to the registrant’s report on Form 10-Q (File No. 000-51863) for the period ending September 30, 2007 and incorporated herein by reference)
10.21	Form of Tax Indemnity Agreement (filed as Exhibit 10.20 to the registrant’s report on Form 10-Q (File No. 000-51863) for the period ending September 30, 2007 and incorporated herein by reference)
10.22	Second Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye MCC3 LLC) dated September 14, 2007
21.1	List of Subsidiaries (filed as Exhibit 21.1. to the Registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350.
32.2	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.