Form 10-Q
period 2008-03-31
Vanda Pharmaceuticals Inc.
filed 2008-05-09
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-51863

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.	)
9605 Medical Center Drive, Suite 300	20850
Rockville, Maryland	(Zip Code	)
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

As of May 9, 2008, there were 26,652,728 shares of the registrant’s Common Stock issued and outstanding.

Vanda Pharmaceuticals Inc.
(A Development Stage Enterprise)

Form 10-Q Index

For the Three Months Ended March 31, 2008

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from March 13, 2003 (inception) to March 31, 2008	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2008	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from March 13, 2003 (inception) to March 31, 2008	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32
ITEM 4.	Controls and Procedures	33

PART II — OTHER INFORMATION
ITEM 1A.	Risk Factors	34
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
ITEM 3.	Defaults Upon Senior Securities	48
ITEM 4.	Submission of Matters to a Vote of Security Holders	48
ITEM 5.	Other Information	48
ITEM 6.	Exhibits	48
Signatures		49
Exhibits		50
EX-31.1
EX-31.2
EX-32.1

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$56,015,493	$41,929,533
Marketable securities	15,028,210	43,243,960
Prepaid expenses, deposits and other current assets	1,176,179	1,781,881

Total current assets	72,219,882	86,955,374
Marketable securities, long-term	5,994,202	7,979,331
Property and equipment, net	1,602,025	1,345,845
Deposits	150,000	150,000
Restricted cash	430,230	430,230

Total assets	$80,396,339	$96,860,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,825,933	$2,988,069
Accrued liabilities	8,491,785	9,789,738

Total current liabilities	10,317,718	12,777,807
Deferred rent	422,407	354,042

Total liabilities	10,740,125	13,131,849

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2008 and December 31, 2007; and 26,652,728 shares issued and outstanding as of March 31, 2008 and December 31, 2007	26,653	26,653
Additional paid-in capital	262,706,082	257,600,368
Accumulated other comprehensive income	29,874	12,176
Deficit accumulated during the development stage	(193,106,395)	(173,910,266)

Total stockholders’ equity	69,656,214	83,728,931

Total liabilities and stockholders’ equity	$80,396,339	$96,860,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Period from
			March 13,
			2003
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008

Revenues from services	$—	$—	$81,545

Operating expenses:
Research and development	11,102,665	10,592,059	136,752,438
General and administrative	8,959,214	6,233,549	65,968,477

Total operating expenses	20,061,879	16,825,608	202,720,915

Loss from operations	(20,061,879)	(16,825,608)	(202,639,370)
Other income (expense):
Interest income	865,750	1,433,654	9,564,539
Interest expense	—	—	(80,485)
Other income, net	—	—	71,947

Total other income, net	865,750	1,433,654	9,556,001

Loss before tax provision	(19,196,129)	(15,391,954)	(193,083,369)

Tax provision	—	806	23,026

Net loss	(19,196,129)	(15,392,760)	(193,106,395)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	(33,486,623)

Net loss attributable to common stockholders	$(19,196,129)	$(15,392,760)	$(226,593,018)

Basic and diluted net loss per share attributable to common stockholders	$(0.72)	$(0.61)

Shares used in calculation of basic and diluted net loss per share attributable to common stockholders	26,648,344	25,340,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-In	Comprehensive	Development	Comprehensive
	Shares	Par Value	Capital	Income	Stage	Loss	Total

Balances at December 31, 2007	26,652,728	$26,653	$257,600,368	$12,176	$(173,910,266)		$83,728,931
Employee stock-based compensation	—	—	5,118,537	—	—		5,118,537
Non-employee stock-based compensation	—	—	(12,823)	—	—		(12,823)
Comprehensive loss:
Net loss	—	—	—	—	(19,196,129)	$(19,196,129)
Cumulative translation adjustment	—	—	—	16,220	—	16,220
Net unrealized gains on marketable securities	—	—	—	1,478	—	1,478

Comprehensive loss						$(19,178,431)	(19,178,431)

Balances at March 31, 2008	26,652,728	$26,653	$262,706,082	$29,874	$(193,106,395)		$69,656,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			March 13,
			2003
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(19,196,129)	$(15,392,760)	$(193,106,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,629	148,671	2,091,484
Employee and non-employee stock-based compensation	5,105,714	4,107,972	36,041,237
Loss on disposal of assets	610	—	58,241
Accretion of discount on investments	(162,519)	(230,268)	(2,154,674)
Changes in assets and liabilities:
Prepaid expenses, deposits and other current assets	606,421	109,921	(1,176,179)
Deposits	—	—	(150,000)
Accounts payable	(1,355,101)	(767,846)	1,632,978
Accrued expenses	(1,299,209)	(1,419,185)	8,491,785
Other liabilities	68,365	38,361	422,407

Net cash used in operating activities	(16,109,219)	(13,405,134)	(147,849,116)

Cash flows from investing activities
Purchases of property and equipment	(186,442)	(118,678)	(3,624,175)
Proceeds from sale of property and equipment	—	—	200,179
Purchases of marketable securities	(1,485,150)	(65,477,330)	(254,517,812)
Proceeds from sales of marketable securities	2,790,026	—	88,505,774
Maturities of marketable securities	29,060,000	950,000	147,175,000
Investment in restricted cash	—	—	(430,230)

Net cash provided by (used in) investing activities	30,178,434	(64,646,008)	(22,691,264)

Cash flows from financing activities
Proceeds from borrowings on note payable	—	—	515,147
Principal payments on obligations under capital lease	—	—	(91,797)
Principal payments on note payable	—	—	(515,147)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	61,795,187
Proceeds from exercise of stock options and warrants	—	56,516	307,510
Proceeds from issuance of common stock, net of issuance costs	—	111,291,219	164,588,801

Net cash provided by financing activities	—	111,347,735	226,599,701

Effect of foreign currency translation	16,745	(4,150)	(43,828)

Net increase in cash and cash equivalents	14,085,960	33,292,443	56,015,493
Cash and cash equivalents
Beginning of period	41,929,533	30,928,895	—

End of period	$56,015,493	$64,221,338	$56,015,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of small molecule therapeutics, with exclusive worldwide commercial rights to three product candidates in clinical development for various central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product candidate, Fanaptatm (iloperidone, also previously referred to by the Company as Fiapta), is a compound for the treatment of schizophrenia and bipolar disorder. The Company submitted a New Drug Application (NDA) for Fanaptatm in schizophrenia to the United States Food and Drug Administration (FDA) on September 27, 2007. On November 27, 2007, the FDA accepted the NDA for Fanaptatm in schizophrenia. Under the Prescription Drug User Fee Act (PDUFA) of 1992, Vanda expects a PDUFA action on or about July 27, 2008. The Company’s second product candidate, tasimelteon (VEC-162), is a compound for the treatment of sleep and mood disorders. In November 2006 Vanda announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In November 2007 the Company initiated and in February 2008 completed an enrollment in a Phase III trial of tasimelteon in chronic primary insomnia. Vanda expects to report top-line results in June 2008. Tasimelteon is also ready for Phase II trials for the treatment of depression. The third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness in the Phase II program.

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

The Company’s activities will necessitate significant uses of working capital throughout 2008 and beyond. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s research and development efforts, payments received under contractual agreements with other parties, if any, and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Based on its current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet the Company’s anticipated operating needs into the fourth quarter of 2008. If Fanaptatm is approved by the FDA on the expected Prescription Drug User Fee Act (PDUFA) action date of or about July 27, 2008, the Company intends to pursue additional financing, in part to fund additional marketing and product launch costs. The Company believes that it would be able to raise sufficient capital to fund the product launch and operations into 2009. However, if the Company cannot obtain additional financing, management has the ability and intent to implement a reduced spending plan to fund operations at least through the first quarter of 2009. In budgeting for its activities, the Company has relied on a number of assumptions, including assumptions that the Company will continue to expend funds in preparation of a commercial launch of Fanaptatm, that it will complete its Phase III clinical trial of tasimelteon in chronic primary insomnia in accordance with the Company’s expectations, that it will not engage in further in-licensing activities, that it will not receive any proceeds from potential partnerships, that it will not expend funds on the bipolar indication for Fanaptatm, that it will not conduct additional trials for the injectable formulation for Fanaptatm, that it will not conduct additional trials for VSF-173, that it will continue to evaluate clinical and pre-clinical compounds for potential development, that it will be able to continue the manufacturing of its product candidates at commercially reasonable prices, that it will be able to retain its key personnel, and that it will not incur any significant contingent liabilities.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company may need to raise additional funds more quickly if one or more of its assumptions proves to be incorrect or if it chooses to expand its product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and the Company may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. However, the Company may not be able to raise additional funds on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its research and development activities, the Company may not be able to continue operations, or the Company may have to enter into collaboration agreements that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair the Company’s ability to realize value from that product candidate.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Vanda Pharmaceuticals Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2007 included in the Company’s annual report on the Form 10-K. The financial information as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 and for the period from March 13, 2003 (inception) to March 31, 2008, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2007 was derived from audited financial statements but does not include all disclosures required by GAAP.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report incorporated by reference in the Form 10-K for the year ended December 31, 2007. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned Singapore subsidiary that ceased operations during 2007. All inter-company balances and transactions have been eliminated.

2.	Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the condensed consolidated balance sheets and condensed consolidated statements of cash flows, cash equivalents represent highly-liquid investments with a maturity of three months or less at the date of purchase.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Marketable securities

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income/loss. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized or accreted, respectively, to maturity and included in interest income. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which would be included in the condensed consolidated statements of operations when generated. Marketable securities with a maturity of more than one year as of the balance sheet date are classified as long-term securities.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly-rated financial institutions and does not hold any investment securities as of March 31, 2008 that have been affected by the recent credit crisis. At March 31, 2008, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

For stock awards granted subsequent to January 1, 2006, expenses are amortized under the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted subsequent to 2006 were estimated to be approximately 2% based on the Company’s historical experience.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Total stock-based compensation expense recognized during the three months ended March 31, 2008 and 2007 and the period from March 13, 2003 (inception) to March 31, 2008 was comprised of the following:

			Period from
			March 13,
	Three Months	Three Months	2003
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008

Research and development	$1,155,393	$1,003,370	$6,947,718
General and administrative	3,963,144	2,995,676	28,930,886

Stock-based compensation expense	$5,118,537	$3,999,046	$35,878,604

Stock-based compensation expense per basic and diluted share of common stock	$0.19	$0.16

Shares used in calculation of stock-based compensation expense per share	26,648,344	25,340,455

As of March 31, 2008, approximately $23.3 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.5 years.

As of March 31, 2008, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 1,164,351 shares were subject to outstanding options granted under the 2004 Plan as of March 31, 2008, and no additional options will be granted under this plan. As of March 31, 2008 there are 3,451,250 shares of the Company’s common stock reserved under the 2006 Plan of which 2,694,979 shares were subject to outstanding options to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of March 31, 2008. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006 and options granted to new employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the option awards. The remaining 75% of the option awards vest and become exercisable monthly in equal installments thereafter over three years. Option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors due to the lack of historic information of the Company’s publicly traded common stock. The expected term of options granted is based on the transition approach provided by Staff Accounting Bulletin (“SAB”) No. 110 as the options meet the “plain vanilla” criteria required by this guidance. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Expected dividend yield	0%	0%
Weighted average expected volatility	68%	73%
Weighted average expected term (years)	6.25	6.25
Weighted average risk-free rate	3.14%	4.86%

A summary of option activity for the 2004 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2007	1,169,975	$1.77
Forfeited	(336)	2.51
Cancelled	(5,288)	4.73

Outstanding at March 31, 2008	1,164,351	1.76	7.48	$2,820,204

Exercisable at March 31, 2008	676,373	1.68	7.43	$1,686,868

A summary of option activity for the 2006 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2007	1,768,635	$26.08
Granted	966,000	5.76
Forfeited	(1,507)	30.65
Cancelled	(38,149)	17.98

Outstanding at March 31, 2008	2,694,979	18.90	9.20	$—

Exercisable at March 31, 2008	550,559	24.91	8.89	$—

The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 was $3.70 per share. For the three months ended March 31, 2008 and 2007 the Company received a total of $0 and $56,516, respectively, in cash from options exercised under the stock-based arrangements.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries, other employee related costs and stock-based compensation for personnel serving executive, business development, marketing, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative costs also include third party expenses incurred to support business development, marketing and other business activities related to our product candidate Fanaptatm, in anticipation of its commercial launch.

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

Recent accounting pronouncements

In June 2007, the Emerging Issues Task Force issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3), which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. The Company adopted EITF 07-3 on January 1, 2008 and this pronouncement has not had an impact on our results of operations and financial condition.

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

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment”, or SAB 110, which expresses the views of the SEC regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of the expected term of plain vanilla share options in accordance with SFAS 123R. In SAB 110, the SEC stated that it understood that the detailed information necessary to calculate an expected term for plain vanilla options may not be widely available by December 31, 2007, as previously discussed within SAB 107. Accordingly, the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, the Company has continued to use the simplified method in estimating the expected term of its stock options until such time as more relevant detailed information becomes available.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Diluted EPS is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of other potential common stock outstanding for the period. Other potential common stock includes stock options and warrants to purchase common stock, but only to the extent that their inclusion is dilutive. The Company incurred a net loss in all periods presented, causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share attributable to common stockholders and basic loss per share attributable to common stockholders being equivalent. The Company did not have any common shares issued for nominal consideration as defined under the terms of SAB No. 98, which would be included in EPS calculations.

	Three Months Ended
	March 31,	March 31,
	2008	2007

Numerator:
Net loss	$(19,196,129)	$(15,392,760)

Denominator:
Weighted average shares of common stock outstanding	26,652,728	25,365,415
Weighted average unvested shares of common stock subject to repurchase	(4,384)	(24,960)

Denominator for basic and diluted net loss per share	26,648,344	25,340,455

Basic and diluted net loss per share applicable to common stockholders	$(0.72)	$(0.61)

Anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	3,859,330	2,769,711

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term :
U.S. Treasury and government agencies	$2,000,344	$—	$(346)	$1,999,998
U.S. corporate debt	9,367,503	23,970	—	9,391,473
U.S. asset-based securities	3,632,633	4,106	—	3,636,739

	$15,000,480	$28,076	$(346)	$15,028,210

Long-term:
U.S. corporate debt	$1,990,739	$—	$(24,179)	$1,966,560
U.S. asset-based securities	4,001,319	26,323	—	4,027,642

	$5,992,058	$26,323	$(24,179)	$5,994,202

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term :
U.S. Treasury and government agencies	$3,980,732	$—	$(897)	$3,979,835
U.S. corporate debt	33,301,950	48,247	(11,417)	33,338,780
U.S. asset-based securities	5,920,992	4,353	—	5,925,345

	$43,203,674	$52,600	$(12,314)	$43,243,960

Long-term:
U.S. Treasury and government agencies	$1,999,104	$2,844	$—	$2,001,948
U.S. corporate debt	1,988,637	—	(18,597)	1,970,040
U.S. asset-based securities	4,003,480	3,863	—	4,007,343

	$7,991,221	$6,707	$(18,597)	$7,979,331

5.	Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of March 31, 2008, and December 31, 2007:

	March 31,	December 31,
	2008	2007

Current deposits with vendors	$455,000	$455,000
Prepaid insurance	125,893	395,203
Prepaid research and development expenses	138,733	175,955
Accrued interest income	126,087	603,556
Other prepaid expenses	250,070	146,771
Other receivables	80,396	5,396

	$1,176,179	$1,781,881

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Property and Equipment

The following is a summary of the Company’s property and equipment — at cost, as of March 31, 2008, and December 31, 2007:

	Estimated Useful Life	March 31,	December 31,
	(Years)	2008	2007

Laboratory equipment	5	$1,281,877	$1,281,877
Computer equipment	3	756,424	758,776
Furniture and fixtures	7	283,231	187,317
Leasehold improvements	10	468,923	505,684
Construction in Progress		320,244	—

		3,110,699	2,733,654
Less — accumulated depreciation and amortization		(1,508,674)	(1,387,809)

		$1,602,025	$1,345,845

Depreciation and amortization expense for the three months ended March 31, 2008 and 2007 were $122,629 and $148,671, respectively, and for the period from March 13, 2003 (inception) to March 31, 2008 was $2,091,484.

7.	Accrued Liabilities

The following is a summary of accrued liabilities, as of March 31, 2008, and December 31, 2007:

	March 31,	December 31,
	2008	2007

Accrued research and development expenses	$6,835,482	$7,151,360
Bonus accrual	272,211	957,035
Accrued consulting and other professional fees	1,121,321	1,307,650
Employee benefits	171,540	168,275
Lease abandonment	43,247	84,617
Other accrued expenses	47,984	120,801

	$8,491,785	$9,789,738

8.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $6.2 million under operating real estate leases for its current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008. In September 2007, the Company entered into an agreement to sublease its former headquarters for the remainder of the lease for approximately $52,000, of which $36,000 has been received as of March 31, 2008.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company has agreed to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party,

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of March 31, 2008.

License agreements

The Company’s rights to develop and commercialize the clinical-stage product candidates are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Fanaptatm.  The Company acquired exclusive worldwide rights to patents for Fanaptatm through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $500,000 and is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. In November 2007, the Company met a milestone under this license agreement relating to the acceptance of its filing of the NDA for Fanaptatm for the treatment of schizophrenia and made a license payment of $5 million to Novartis.

The rights with respect to the patents to develop and commercialize Fanaptatm may terminate, in whole or in part, if the Company fails to meet certain development or commercialization milestones relating to the time it takes for the Company to launch Fanaptatm commercially following regulatory approval, and the time it takes for the Company to receive regulatory approval following the submission of an NDA or equivalent foreign filing. Additionally, the Company’s rights may terminate in whole or in part if the Company does not meet certain other obligations under the sublicense agreement to make royalty and milestone payments, if the Company fails to comply with requirements in the sublicense agreement regarding its financial condition, or if the Company does not abide by certain restrictions in the sublicense agreement regarding other development activities.

Tasimelteon.  In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, the Company paid BMS an initial license fee of $500,000 and is obligated to make future milestone payments to BMS of less than $40 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for tasimelteon to use commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

milestones in initiating and completing certain clinical work. During March 2006, the Company met its first milestone relating to the initiation of the Phase III clinical trial for tasimelteon and recorded a license fee expense of $1,000,000.

BMS holds certain rights with respect to tasimelteon in the license agreement. If the Company has not agreed to one or more partnering arrangements to develop and commercialize tasimelteon in certain significant markets with one or more third parties after the completion of the Phase III program, BMS has the option to exclusively develop and commercialize tasimelteon on its own on pre-determined financial terms, including milestone and royalty payments. If the Company seeks a co-promotion agreement for tasimelteon, BMS has a right of first negotiation to enter into such an agreement with the Company.

Either party may terminate the tasimelteon license agreement under certain circumstances, including a material breach of the agreement by the other. In the event that BMS has not exercised its option to reacquire the rights to tasimelteon and the Company terminates the license, or if BMS terminates the license due to the Company’s breach, all rights licensed and developed by the Company under this agreement will revert or otherwise be licensed back to BMS on an exclusive basis.

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

Future license payments.  No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of March 31, 2008, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2008 or 2007, except for an estimated tax expense resulting from the research and development agreement with the Company’s subsidiary in Singapore for the three month period ended March 31, 2007. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at March 31, 2008 and December 31, 2007. Under the Tax Reform Act of 1986, the amounts of and benefits from the operating loss carryforwards may be impaired in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

10.	Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. Under FAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FAS 115” (SFAS 159), for any of its financial assets or liabilities.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$21,022,412	$—	$21,022,412	$—

Total	$21,022,412	$—	$21,022,412	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We encourage you to read the discussion and analysis of our financial condition and our condensed consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read Item 1A “Risk Factors” of Part II of this quarterly report on Form 10-Q, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage product candidates for central nervous system disorders, with exclusive worldwide commercial rights to three product candidates in clinical development. Our lead product candidate, Fanaptatm (iloperidone, also previously referred to as Fiapta), is a compound for the treatment of schizophrenia and bipolar disorder. On November 27, 2007 the United States Food and Drug Administration (FDA) accepted our New Drug Application (NDA) for Fanaptatm in schizophrenia. Our second product candidate, tasimelteon (VEC-162) is a compound for the treatment of sleep and mood disorders. In November 2006 we announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia. In November 2007 we initiated, and in February 2008 we completed, an enrollment in a Phase III trial of tasimelteon in chronic primary insomnia. Vanda expects to to report top-line results in June 2008. Tasimelteon is also ready for Phase II trials for the treatment of depression. Our third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness and is currently in a Phase II program.

We expect a decision from the FDA on the NDA for Fanaptatm in schizophrenia on or about July 27, 2008, its PDUFA action date, although the FDA may not meet, or may extend, the PDUFA action date. We will have to conduct additional Phase III trials for tasimelteon in chronic sleep disorders prior to our filing of an NDA for tasimelteon. We will have to conduct additional Phase II trials for VSF-173 in order to further its development. Assuming successful outcomes of our clinical trials and approval by the FDA, we expect to commercialize FanaptaTM and VSF-173 with our own sales force in the U.S. and through a partnership in non-U.S. markets, and expect to commercialize tasimelteon through a partnership with a global pharmaceutical company, although we have not yet identified such a global partner.

We are a development stage enterprise and have accumulated net losses of approximately $193.1 million since the inception of our operations through March 31, 2008. We have no product revenues to date and have no approved products for sale. Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our product candidates. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product candidate, FanaptaTM, and on the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A “Risk Factors” of Part II of this quarterly report on Form 10-Q.

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs into the fourth quarter of 2008. If Fanaptatm is approved by the FDA on the expected PDUFA action date of or about July 27, 2008, the Company intends to pursue additional financing, in part to fund additional marketing and product launch costs. The Company believes that it would be able to raise sufficient capital to fund the product launch and operations into 2009. However, if the Company cannot obtain additional financing, management has the ability and intent to implement a reduced spending plan to fund operations at least through the first quarter of 2009. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will continue to expend funds in preparation of a commercial launch of Fanaptatm, that we will complete our Phase III clinical trial of tasimelteon for the treatment of chronic primary insomnia in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for Fanaptatm, that we will not conduct additional trials for the injectable formulation for Fanaptatm, that we will not conduct additional trials for VSF-173, that we will continue to evaluate clinical and pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect, if we choose to expand our product development efforts more rapidly than presently anticipated, or if we seek to acquire additional product candidates. We may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

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

Fanaptatm.  Fanaptatm is our product candidate under development to treat schizophrenia and bipolar disorder. We submitted an NDA for Fanaptatm for the treatment of schizophrenia to the FDA on September 27, 2007 and on November 27, 2007 the FDA accepted our NDA. We continue to work closely with the FDA throughout their review process and anticipate a decision on our NDA on its PDUFA action date of or about July 27, 2008, although the FDA may not meet, or may extend, the PDUFA action date. The application includes data from 35 clinical trials and more than 3,000 patients treated with Fanaptatm and also contains pharmacogenetic data aimed to further improve the benefit/risk profile of Fanaptatm in the treatment of patients with schizophrenia.

From inception to March 31, 2008 we incurred approximately $68.4 million in research and development costs directly attributable to our development of Fanaptatm, including a $5.0 million milestone license fee paid to Novartis in 2007 upon the acceptance of our NDA.

We expect to increase our pre-launch commercial activities relating to Fanaptatm, and we expect to start marketing Fanaptatm commercially in early 2009. However, the time it takes to receive cash inflows from the sale of Fanaptatm is highly dependent on facts and circumstances that we may not be able to control and are subject to a number of risks. For example, delays in the approval process and subsequent commercial launch of Fanaptatm following our filing may occur if the FDA fails to attend to our filing in a timely manner or requires further data to approve Fanaptatm. Please see Item 1A “Risk Factors” of Part II of this quarterly report on Form 10-Q for a more detailed discussion of these and other risks.

We are also developing a 4-week injectable formulation for Fanaptatm, for which we already have early Phase II data from a study previously conducted by Novartis. We have completed essential manufacturing activities and intend to conduct additional clinical trials following FDA approval of the oral dose formulation for Fanaptatm.

Tasimelteon.  Tasimelteon is our product candidate under development to treat sleep and mood disorders. Tasimelteon is a melatonin receptor agonist that works by adjusting the human “body clock” of circadian rhythm. Tasimelteon has successfully completed a Phase III trial for the treatment of transient insomnia in November 2006. In November 2007 we initiated and in February 2008 completed an enrollment in a Phase III trial of tasimelteon to evaluate the safety and efficacy of tasimelteon in chronic primary insomnia. The trial is a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measures time to fall asleep and sleep maintenance, as well as next-day performance. We expect to complete the study and to report its top-line results in June 2008. We will have to conduct additional trials prior to our filing of an NDA for tasimelteon to treat sleep disorders. Tasimelteon is also ready for Phase II trials for the treatment of depression.

From inception to March 31, 2008, we incurred approximately $47.6 million in direct research and development costs directly attributable to our development of tasimelteon, including a $1.0 million milestone license fee paid to BMS in 2006 upon the initiation of our Phase III program.

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

From inception to March 31, 2008, we incurred approximately $6.3 million in research and development costs directly attributable to our development of VSF-173, including a milestone license fee of $1.0 million paid to Novartis upon the initiation of our first Phase II clinical trial in March of 2007.

Research and development expenses

Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and pharmacogenetics and pharmacogenomics expertise. From inception through March, 31, 2008 we incurred research and development expenses in the aggregate of approximately $136.8 million, including stock-based compensation expenses of approximately $6.9 million. We expect our research and development expenses to increase as we continue to develop our product candidates. We also expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our product candidates and to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the three months ended March 31, 2008 and 2007 and for the period from March 13, 2003 (inception) to March 31, 2008. Included in this table are the research and development expenses recognized in connection with our product candidates in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

			Period from
			March 13,
			2003
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008

Direct project costs(1)
Fanaptatm (iloperidone)	$2,326,000	$5,322,000	$68,370,000
Tasimelteon (VEC-162)	7,586,000	2,796,000	47,552,000
VSF-173	277,000	1,484,000	6,250,000
Other product candidates	459,000	459,000	5,588,000

Total direct product costs	10,648,000	10,061,000	127,760,000
Indirect project costs(1)
Facility	148,000	131,000	1,727,000
Depreciation	89,000	110,000	1,775,000
Other indirect overhead	218,000	290,000	5,490,000

Total indirect expenses	455,000	531,000	8,992,000

Total research and development expenses	$11,103,000	$10,592,000	$136,752,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. We expect that our general and administrative expenses will continue to increase as we support our discovery and research development efforts, for our commercial development activities and fulfill our reporting and other regulatory obligations applicable to public companies. From inception through March 31, 2008, we incurred general and administrative expenses in the aggregate of approximately $66.0 million, including stock-based compensation expenses of approximately $28.9 million.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2007 included in our annual report on Form 10-K. However, we believe that the following critical accounting policies relating to accrued expenses and stock-based compensation expense are important to understanding and evaluating our reported financial results, and we have accordingly included them in this quarterly report on Form 10-Q.

Accrued expenses

As part of the process of preparing financial statements we are required to estimate accrued expenses. The estimation of accrued expenses involves identifying services that have been performed on our behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as those for lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, and fees for marketing and other commercialization activities. Pursuant to our assessment of the services that have been performed on clinical trials and other contracts, we recognize these expenses as the services are provided. Our assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.

Stock-based compensation

We adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment , (SFAS 123(R)) on January 1, 2006 using the modified prospective transition method of implementation and adopted the accelerated attribution method. Prior to January 1, 2006 we followed APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation .

We currently use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors due to the lack of historic information of the Company’s publicly traded common stock. The expected term of options granted is based on the transition approach provided by Staff Accounting Bulletin (“SAB”) No. 110 as the options meet the “plain vanilla” criteria required by this method. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since the inception and do not plan to pay dividends in the foreseeable future. The stock-based compensation expense for a period is also affected by expected forfeiture rate for the respective option grants. If our estimates of the fair value of these equity instruments or expected forfeitures are too high or too low, it would have the effect of overstating or understating expenses.

Total employee stock-based compensation expense recognized during the three months ending March 31, 2008 and 2007 was comprised of the following:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Research and development	$1,156,000	$1,003,000
General and administrative	3,963,000	2,996,000

Stock-based compensation	$5,119,000	$3,999,000

Recent accounting pronouncements

In June 2007, the Emerging Issues Task Force issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3), which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. We adopted EITF 07-3 on January 1, 2008 and this pronouncement has not had an impact on our results of operations and financial condition.

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

In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The consensus prohibits the equity method of accounting for collaborative arrangements under APB 18, The Equity Method of Accounting for Investments in Common Stock, unless a legal entity exists. Payments between the collaborative partners will be evaluated and reported in the income statement based on applicable GAAP. Absent specific GAAP, the participants to the arrangement will apply other existing GAAP by analogy or apply a reasonable and rational accounting policy consistently. The guidance in Issue EITF 07-1 is effective for periods that begin after December 15, 2008 and will apply to arrangements in existence as of the effective date. The effect of the new consensus will be accounted for as a change in accounting principle through retrospective application. We are currently evaluating the impact of EITF 07-1 on our results of operations and financial condition.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment”, or SAB 110, which expresses the views of the SEC regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of the expected term of plain vanilla share options in accordance with SFAS 123R. In SAB 110, the SEC stated that it understood that the detailed information necessary to calculate an expected term for plain vanilla options may not be widely available by December 31, 2007, as previously discussed within SAB 107. Accordingly, the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such time as more relevant detailed information becomes available.

Results of Operations

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of March 31, 2008, we had a deficit accumulated during the development stage of approximately $193.1 million. We anticipate incurring additional losses for the foreseeable future and these losses may be incurred at increasing rates.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Research and development expenses.  Research and development expenses increased by approximately $0.5 million, or 4.8%, to approximately $11.1 million for the three months ended March 31, 2008 compared to approximately $10.6 million for the three months ended March 31, 2007.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Direct project costs:
Clinical trials	$6,164,000	$2,762,000
Contract research and development, consulting, materials and other direct costs	2,218,000	4,242,000
Milestone license fees	—	1,000,000
Salaries, benefits and related costs	1,111,000	1,054,000
Stock-based compensation	1,155,000	1,003,000

Total direct costs	10,648,000	10,061,000
Indirect project costs	455,000	531,000

Total	$11,103,000	$10,592,000

Direct costs increased approximately $0.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of the clinical trial expenses relating to our Phase III trial of tasimelteon in chronic primary insomnia that we initiated during the fourth quarter of 2007 and offset by lower other expenses relating to our NDA for Fanaptatm. Clinical trials expense increased approximately $3.4 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to the cost incurred during the three months ended March 31, 2008 in our Phase III clinical trial of tasimelteon that we initiated during the fourth quarter of 2007. Contract research and development, consulting, materials and other direct costs decreased approximately $2.0 million for the three months ended March 31, 2008 relative to the three months ended March 31, 2007, primarily as a result of decreased Fanaptatm NDA related expenses. Salaries, benefits and related costs increased approximately $57,000 for the three months ended March 31, 2008 relative to the three months ended March 31, 2007 due to cost of living adjustments. Stock-based compensation expense increased by approximately $152,000 compared to the three months ended March 31, 2007 as a result of options granted during the three months ended March 31, 2008.

We expect to continue to incur substantial research and development expenses due to our ongoing research and development efforts as our existing and future product candidates advance through clinical trials.

General and administrative expenses.  General and administrative expenses increased by approximately $2.7 million, or 43.7%, to approximately $9.0 million for the three months ended March 31, 2008 from approximately $6.2 million for the three months ended March 31, 2007.

The following table discloses the components of our general and administrative expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Salaries, benefits and related costs	$990,000	$785,000
Stock-based compensation	3,963,000	2,996,000
Marketing and related consulting services	2,330,000	1,017,000
Legal, accounting and other professional expenses	888,000	701,000
Other expenses	788,000	735,000

Total	$8,959,000	$6,234,000

Salaries, benefits and related costs increased by approximately $205,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to an increase in personnel as we continued to build our marketing capabilities in anticipation of the commercial launch of Fanaptatm. Stock-based compensation expense increased by approximately $967,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, as a result of options granted during the three months ended March 31, 2008. Marketing and related consulting services expenses increased by approximately $1.3 million for the three months ended March 31, 2008, relative to the three months ended March 31, 2007, due to the increase in marketing activity related to our anticipated commercial launch of Fanaptatm. These increased expenses include market research, branding, medical community cultivation and publication planning costs. Legal, accounting and other professional costs increased by approximately $187,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to a higher level of patent and trademark costs and business development consulting activity. Other expenses increased by approximately $53,000 primarily due to increased insurance costs.

We expect our general and administrative expenses to increase substantially, primarily to support our commercial development activities.

Other income, net.  Interest and other income in the three months ended March 31, 2008 was approximately $866,000 compared to approximately $1.4 million in the three months ended March 31, 2007. Interest income was lower for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due to lower average cash balances and lower short-term interest rates for the three months ended March 31, 2008.

Our interest income for the three months ended March 31, 2008 and 2007 are disclosed on the following table:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Interest income	$866,000	$1,434,000

Liquidity and Capital Resources

We have funded our operations through March 31, 2008 principally with the net proceeds from private preferred stock offerings of approximately $62.0 million, with net proceeds from our April 2006 initial public offering of approximately $53.3 million and with net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

As of March 31, 2008, our total cash and cash equivalents and marketable securities were approximately $77.0 million compared to approximately $93.2 million at December 31, 2007. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. As of March 31, 2008 the Company also held a non-current deposit of $430,000 that is used to collateralize a letter of credit issued for its current office lease expiring in 2016.

As of March 31, 2008 and December 31, 2007, our liquidity resources are summarized as follows:

	March 31,	December 31,
	2008	2007

Cash and cash equivalents	$56,015,000	$41,930,000

U.S. Treasury and government agencies	2,000,000	3,980,000
U.S. corporate debt	9,391,000	33,339,000
U.S. asset-backed securities	3,637,000	5,925,000

Marketable securities, short-term	15,028,000	43,244,000

U.S. Treasury and government agencies	—	2,002,000
U.S. corporate debt	1,966,000	1,970,000
U.S. asset-backed securities	4,028,000	4,007,000

Marketable securities, long-term	5,994,000	7,979,000

Total	$77,037,000	$93,153,000

Restricted cash	$430,000	$430,000

As of March 31, 2008, we maintained all of our cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

Our activities will necessitate significant uses of working capital throughout 2008 and beyond. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs into the fourth quarter of 2008. If Fanaptatm is approved by the FDA on the expected PDUFA action date of or about July 27, 2008, the Company intends to pursue additional financing, in part to fund additional marketing and product launch costs. We believe that we would be able to raise sufficient capital to fund the product launch and operations into 2009. However, if we cannot obtain additional financing, management has the ability and intent to implement a reduced spending plan to fund operations at least through the first quarter of 2009. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will continue to expend funds in preparation of a commercial launch of Fanaptatm, that we will complete our tasimelteon Phase III trial in chronic primary insomnia in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for Fanaptatm, that we will not conduct additional trials for the injectable formulation for Fanaptatm, that we will not conduct additional trials for VSF-173, that we will continue to evaluate clinical and pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than presently anticipated or seek to acquire additional product candidates, and we may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

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

Cash Flow

The following table summarizes our cash flows for the three months ended March 31, 2008, and March 31, 2007:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net cash provided by (used in)
Operating activities	$(16,109,000)	$(13,405,000)
Investing activities	30,178,000	(64,646,000)
Financing activities	—	111,348,000
Exchange rate effect on cash and equivalents	17,000	(5,000)

Net increase in cash and cash equivalents	$14,086,000	$33,292,000

Net cash used in operations was approximately $16.1 million and approximately $13.4 million for the three months ended March 31, 2008 and 2007, respectively. The net loss for the three months ended March 31, 2008 of approximately $19.2 million was offset primarily by non-cash charges for stock-based compensation of approximately $5.1 million, by depreciation and amortization of approximately $123,000, by an increase in prepaid expenses of approximately $606,000, by a decrease in accrued expenses and accounts payable of approximately $2.7 million, and other net changes in working capital. Net cash provided by investing activities for the three months ended March 31, 2008 was approximately $30.2 million and consisted primarily of net proceeds of marketable securities of approximately $30.4 million offset by $200,000 of capital expenditures. There was no cash provided by financing activities for the three months ended March 31, 2008.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual cash obligations as of March 31, 2008:

	Cash Payments Due by Period
		April to
		December					After
	Total	2008	2009	2010	2011	2012	2012

Operating leases	$6,154,000	$481,000	$685,000	$706,000	$727,000	$749,000	$2,806,000

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current and former headquarters located in Rockville, Maryland, expiring in 2016 and 2008, respectively. We vacated our previous headquarters in January 2006.

Clinical research organization contracts and other contracts

We have entered into agreements with clinical research organizations responsible for conducting and monitoring our clinical trials for Fanaptatm and tasimelteon, and have also entered into agreements with clinical supply manufacturing organizations and other outside contractors who will be responsible for additional services supporting our ongoing clinical development processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

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

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with Bristol-Myers Squibb and made an associated milestone payment of $1.0 million. During March 2007, we met our first milestone under the license agreement with Novartis for VSF-173 relating to the initiation of the Phase II clinical trial and made an associated milestone payment of $1.0 million. In November 2007, the Company met a milestone under this license agreement with Novartis relating to the acceptance of the NDA for Fanaptatm in schizophrenia and made a license payment of $5.0 million to Novartis. No other amounts were recorded as liabilities nor were any other contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of March 31, 2008, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk Factors” of this quarterly report on Form 10-Q.

Fair Value Measurements

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. Under FAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under FAS No. 159 for any of its financial assets or liabilities.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$21,022,412	$—	$21,022,412	$—

Total	$21,022,412	$—	$21,022,412	$—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Exchange

We currently incur a portion of our operating expenses in currencies other than U.S. dollars, the reporting currency for our consolidated financial statements, and we have determined that such operating expenses have not been significant to date. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. However, if our operating expenses incurred outside of the United States increase, our results of operations could be adversely impacted by changes in exchange rates. We do not currently hedge foreign currency exposure and do not intend to do so in the foreseeable future.

Interest Rates

Our exposure to market risk is currently confined to our cash and cash equivalents, marketable securities and restricted cash. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents and marketable securities, we do not believe that a change in market rates would have any significant impact on the realized value of our investments.

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

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2008, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the condensed consolidated financial statements and the related notes contained in this quarterly report on Form 10-Q, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks related to our business and industry

Our success is dependent on the success of our three product candidates in clinical development: Fanaptatm, tasimelteon and VSF-173. If any of these product candidates are determined to be unsafe or ineffective in humans, whether in clinical trials or commercially, our business will be materially harmed.

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

The research, testing, manufacturing and marketing of drug products such as those that we are developing are subject to extensive regulation by federal, state and local government authorities, including the FDA. To obtain regulatory approval of a product, we must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices regulations or cGMP.

The process of obtaining FDA and other required regulatory approvals and clearances will require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical tests that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the regulations applicable to that particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including that:

•	a drug candidate may not be safe or effective

•	the FDA may interpret data from pre-clinical and clinical testing in different ways than we do

•	the FDA may not approve our manufacturing process

•	the FDA may change their approval policies or adopt new regulations

•	the FDA may not meet, or may extend, the PDUFA date with respect to a particular NDA

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

Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For example, like many other drugs in its class, Fanaptatm is associated with a prolongation of the heart’s QTc interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, corrected for heart rate. A QTc interval that is significantly prolonged may result in an abnormal heart rhythm with adverse consequences including fainting, dizziness, loss of consciousness and death. No patient in the controlled portion of any of Fanaptatm’s clinical trials was observed to have an interval that exceeded a 500-millisecond threshold of particular concern to the FDA. Two patients experienced a prolongation of 500 milliseconds or more during the open-label extension of one trial. We will continue to assess the side effect profile of Fanaptatm and our other product candidates in our ongoing clinical development program.

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

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs into the fourth quarter of 2008, and after that time we will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will continue to expend funds in preparation of a commercial launch of Fanaptatm, that we will complete our Phase III clinical trial of tasimelteon for the treatment of chronic primary insomnia in accordance with our expectations, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not expend funds on the bipolar indication for Fanaptatm, that we will not conduct additional trials for the injectable formulation for Fanaptatm, that we will not conduct additional trials for VSF-173, that we will continue to evaluate pre-clinical compounds for potential development, that we will be able to continue the manufacturing of our product candidates at commercially reasonable prices, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect, if we choose to expand our product development efforts more rapidly than presently anticipated, or if we seek to acquire additional product candidates. We may also decide to raise additional funds even before they are needed if the conditions for raising capital are favorable.

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

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate with precision the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly as we increase our research, clinical development and administrative activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds and product candidates since March 2003. As of March 31, 2008, we have accumulated net losses of approximately $193.1 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices or cGLP, and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed.

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

Our manufacturing strategy presents the following additional risks:

•	the manufacturing process for VSF-173 has not been tested in quantities needed for continued clinical trials or commercial sales, and delays in scale-up to commercial quantities of tasimelteon and VSF-173 could delay clinical trials, regulatory submissions and commercialization of these product candidates

•	because most of our third-party manufacturers and formulators are located outside of the United States, there may be difficulties in importing our compounds or their components into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging

•	because of the complex nature of our compounds, our manufacturers may not be able to successfully manufacture our compounds in a cost-effective and/or timely manner

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

We believe the primary competitors for each of our product candidates are as follows:

•	For Fanaptatm in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Bristol-Myers Squibb Company/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Solvay S.A./Lundbeck A/S), and asenapine (Schering-Plough Corporation) and pimavanserin (Acadia Pharmaceuticals).

•	For tasimelteon in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia (or for which an NDA has been recently filed) include indiplon (Neurocrine Biosciences, Inc.) and low-dose doxepin (Silenortm) by Somaxon Pharmaceuticals, Inc.

•	For tasimelteon in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Wellbutrin® (buproprion) by GSK and Cymbalta® (duloxetine) by Eli Lilly. In addition to the approved products, compounds in Phase III trials for depression include agomelatine (Novartis and Les Laboratories Servier).

•	For VSF-173 in the treatment of excessive sleepiness, Provigil® (modafinil) and Nuvigil® (armodafinil) by Cephalon Inc., and Xyrem® (sodium oxybate) by Jazz Pharmaceuticals, Inc.

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

As of March 31, 2008, we had 49 full-time employees. We will need to expand our managerial, operational, financial and other resources in order for us to manage and fund our operations, continue our development activities and commercialize our product candidates. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

•	manage our clinical trials effectively

•	manage our internal development efforts effectively

•	improve our operational, financial, accounting and management controls, reporting systems and procedures

•	build marketing and sales organizations in order to commercialize Fanaptatm

•	attract and retain sufficient numbers of talented employees

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

Specifically, in both the United States and some foreign jurisdictions there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug Improvement and Modernization Act of 2003 reforms the way Medicare will cover and reimburse for pharmaceutical products. This legislation could decrease the coverage and price that we may receive for our products. Other third-party payors are increasingly challenging the prices charged for medical products and services. It will be time-

consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. Further federal and state proposals and healthcare reforms are likely which could limit the prices that can be charged for the drugs we develop and may further limit our commercial opportunity. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

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

On September 27, 2007, President Bush signed into law the Food and Drug Administration Amendments Act of 2007 or the FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at assuring drug safety and monitoring the safety of drug products after approval. The recently enacted amendments would among other things, require some new drug applicants to submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Companies that violate the new law are subject to substantial civil monetary penalties. Additional measures have also been enacted to address the perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. While we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry as well as our business will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products. Our ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

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

Risks related to intellectual property and other legal matters

Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of licenses or sublicenses granted to us by other pharmaceutical companies. With respect to tasimelteon and VSF-173, these terms and conditions include options in favor of these pharmaceutical companies to reacquire rights to commercialize and develop these product candidates in certain circumstances.

Fanaptatm (iloperidone) is based in part on patents and other intellectual property owned by sanofi-aventis and Novartis. Titan Pharmaceuticals, Inc. (Titan) holds an exclusive license from sanofi-aventis to the intellectual property owned by sanofi-aventis, and Titan has sublicensed its rights under such license on an exclusive basis to Novartis. We have acquired exclusive rights to this and other intellectual property through a further sublicense from Novartis. Our rights with respect to the intellectual property to develop and commercialize Fanaptatm may terminate, in whole or in part, if we fail to meet certain milestones contained in our sublicense agreement with Novartis relating to the time it takes for us to launch Fanaptatm commercially following regulatory approval, and the time it takes for us to receive regulatory approval following our submission of an NDA or equivalent foreign filing. We may also lose our rights to develop and commercialize Fanaptatm if we fail to pay royalties to Novartis, if we fail to comply with certain requirements in the sublicense agreement regarding our financial condition, or if we fail to comply with certain restrictions regarding our other development activities. Finally, our rights to develop and commercialize Fanaptatm may be impaired if we do not cure breaches by Novartis and Titan of similar obligations contained in these sublicense and license agreements, although we are not aware of any such breach by Titan or Novartis. In the event of an early termination of our sublicense agreement, all rights licensed and developed by us under this agreement may be extinguished, which would have a material adverse effect on our business.

Tasimelteon (VEC-162) is based in part on patents that we have licensed on an exclusive basis and other intellectual property licensed from Bristol-Myers Squibb Company (BMS). BMS holds certain rights with respect to tasimelteon in the license agreement. If we have not agreed to one or more partnering arrangements to develop and commercialize tasimelteon in certain significant markets with one or more third parties after the completion of the Phase III program, BMS has the option to exclusively develop and commercialize tasimelteon on its own on pre-determined financial terms, including milestone and royalty payments. If we seek a co-promotion agreement for tasimelteon, BMS has a right of first negotiation to enter into such an agreement with us. BMS may terminate our license if we fail to meet certain milestones or if we otherwise breach our royalty or other obligations in the agreement. In the event that we terminate our license, or if BMS terminates our license due to our breach, all of our rights to tasimelteon (including any intellectual property we develop with respect to tasimelteon) will revert back to BMS or otherwise be licensed back to BMS on an exclusive basis. Any termination or reversion of our rights to develop or commercialize tasimelteon, including any reacquisition by BMS of our rights, may have a material adverse effect on our business.

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

In addition to the rights we have licensed from Novartis and BMS relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of March 31, 2008 we had fourteen pending provisional patent applications in the United States, two U.S. national stage applications under U.S.C. 371 and eight pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the U.S., relating to our product candidates in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our product candidates, our business will be materially harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent protection for drug compounds for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our sublicense and license agreements with respect to these product candidates, we would have exclusive rights to Fanaptatm’s United States “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2016, to tasimelteon’s United States new chemical entity patent until 2022 and to VSF-173’s United States new chemical entity patent until 2019. In Europe, similar legislative enactments allow patent protection in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our sublicense and license agreements with respect to these product candidates, we would have exclusive rights to Fanaptatm’s European new chemical entity patents until 2015, to tasimelteon’s European new chemical entity patents until 2022 and to VSF-173’s European new chemical entity patents until 2017. Additionally, a directive in the European Union provides that companies who receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. This directive may be of particular importance with respect to Fanaptatm, since the European new chemical entity patent for Fanaptatm will likely expire prior to the end of this 10-year period of market exclusivity. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such extensions and exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

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

The stock market has from time to time experienced significant price and volume fluctuations, and the market prices of the securities of life sciences companies without product revenues, such as ours, have historically been highly volatile. Between March 31, 2007 and March 31, 2008, the high and low sale prices of our common stock as reported on the NASDAQ Global Market varied between $24.31 and $2.70. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

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

In addition to our outstanding common stock, as of March 31, 2008 there were a total of 3,859,330 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt

•	do not provide for cumulative voting in the election of directors, which would allow holders of less than a majority of the stock to elect some directors

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election

•	require that directors only be removed from office for cause

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office

•	limit who may call special meetings of stockholders

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders

•	Establish Advance Notice Requirements For Nominating Candidates For Election To The Board Of Directors Or For Proposing Matters That Can Be Acted Upon By Stockholders At Stockholder Meetings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We registered shares of our common stock in connection with our follow-on offering under the Securities Act. Our Registration Statement on Form S-1 (Reg. No. 333-139485 and No. 333-140081) in connection with our follow-on offering was declared effective by the SEC on January 18, 2007. The offering was consummated on January 24, 2007 with respect to all 4,370,000 shares of our common stock that were offered, including 570,000 of such shares that were offered pursuant to the exercise by the underwriters of their over-allotment option. The managing underwriters of the offering were J.P. Morgan Securities Inc., Morgan Stanley & Co., Incorporated, Banc of America Securities LLC and Natexis Bleichroeder Inc.

All 4,370,000 shares of our common stock sold in the follow-on offering were sold to the public at the offering price of $27.29 per share. The aggregate price of the offering was approximately $119.3 million. The net offering proceeds to us after deducting underwriting discounts and commissions, as well as estimated offering expenses, were approximately $111.3 million. We incurred total expenses in connection with the offering of approximately $8.0 million which consisted of approximate direct payments of:

(i) $772,000 in legal, accounting and printing fees

(ii) $7,155,000 in underwriters’ discounts, fees and commissions and

(iii) $75,000 in miscellaneous expenses

We have used a portion of, and intend to continue to use, the proceeds of our initial public offering and our follow-on offering for general corporate and research and development expenses, including for our clinical trials for Fanaptatm, tasimelteon and VSF-173, the generation and submission of an NDA for iloperidone, the initiation and implementation of our commercialization strategy of iloperidone, and clinical manufacturing and other expenses relating to the development of our lead product candidates. The unused net proceeds from the initial public and follow-on offerings are invested in investment grade securities. This use of proceeds is not materially different from the use of proceeds described in the final prospectuses for our initial public offering and follow-on offering.

The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product development and commercialization efforts and the amount of cash used by our operations.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 9, 2008

/s/  Steven A. Shallcross
Steven A. Shallcross
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

May 9, 2008

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