Form 10-Q
period 2008-06-30
Vanda Pharmaceuticals Inc.
filed 2008-08-08
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-51863

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.	)

9605 Medical Center Drive, Suite 300 Rockville, Maryland (Address of principal executive offices)	20850 (Zip Code	)

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

As of August 8, 2008, there were 26,652,728 shares of the registrant’s Common Stock issued and outstanding.

Vanda Pharmaceuticals Inc.
(A Development Stage Enterprise)

Form 10-Q Index

For the Three and Six Months Ended June 30, 2008

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from March 13, 2003 (inception) to June 30, 2008	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2008	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from March 13, 2003 (inception) to June 30, 2008	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33
ITEM 4.	Controls and Procedures	34

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	35
ITEM 1A.	Risk Factors	35
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
ITEM 3.	Defaults Upon Senior Securities	50
ITEM 4.	Submission of Matters to a Vote of Security Holders	50
ITEM 5.	Other Information	50
ITEM 6.	Exhibits	50
Signatures		51
Exhibits		52
EX-31.1
EX-31.2
EX-32.1

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$56,503,815	$41,929,533
Marketable securities	6,564,684	43,243,960
Prepaid expenses, deposits and other current assets	2,030,329	1,781,881

Total current assets	65,098,828	86,955,374
Marketable securities, long-term	2,557,411	7,979,331
Property and equipment, net	2,021,374	1,345,845
Deposits	150,000	150,000
Restricted cash	430,230	430,230

Total assets	$70,257,843	$96,860,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,825,757	$2,988,069
Accrued liabilities	3,856,127	9,789,738

Total current liabilities	9,681,884	12,777,807
Deferred rent	490,776	354,042

Total liabilities	10,172,660	13,131,849

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2008 and December 31, 2007; and 26,652,728 shares issued and outstanding as of June 30, 2008 and December 31, 2007	26,653	26,653
Additional paid-in capital	266,674,962	257,600,368
Accumulated other comprehensive income (loss)	(15,155)	12,176
Deficit accumulated during the development stage	(206,601,277)	(173,910,266)

Total stockholders’ equity	60,085,183	83,728,931

Total liabilities and stockholders’ equity	$70,257,843	$96,860,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from
					March 13,
					2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Revenues from services	$—	$—	$—	$—	$81,545

Operating expenses:
Research and development	5,480,909	10,193,825	16,583,574	20,785,884	142,233,347
General and administrative	8,454,985	7,449,375	17,414,199	13,682,924	74,423,462

Total operating expenses	13,935,894	17,643,200	33,997,773	34,468,808	216,656,809

Loss from operations	(13,935,894)	(17,643,200)	(33,997,773)	(34,468,808)	(216,575,264)
Other income (expense):
Interest income	441,012	1,659,781	1,306,762	3,093,435	10,005,551
Interest expense	—	—	—	—	(80,485)
Other income	—	—	—	—	71,947

Total other income	441,012	1,659,781	1,306,762	3,093,435	9,997,013
Loss before tax provision	(13,494,882)	(15,983,419)	(32,691,011)	(31,375,373)	(206,578,251)

Tax provision	—	1,604	—	2,410	23,026

Net loss	(13,494,882)	(15,985,023)	(32,691,011)	(31,377,783)	(206,601,277)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	—	—	(33,486,623)

Net loss attributable to common stockholders	$(13,494,882)	$(15,985,023)	$(32,691,011)	$(31,377,783)	$(240,087,900)

Basic and diluted net loss per share applicable to common stockholders	$(0.51)	$(0.60)	$(1.23)	$(1.21)

Shares used in calculation of basic and diluted net loss per share applicable to common stockholders	26,649,439	26,567,160	26,648,892	25,978,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated	Deficit
			Additional	Other	Accumulated
	Common Stock		Paid-In	Comprehensive	During the	Comprehensive
	Shares	Par Value	Capital	Income (Loss)	Development Stage	Loss	Total

Balances at December 31, 2007	26,652,728	$26,653	$257,600,368	$12,176	$(173,910,266)		$83,728,931
Employee stock-based compensation	—	—	9,085,978	—	—		9,085,978
Non-employee stock-based compensation	—	—	(11,384)	—	—		(11,384)
Comprehensive loss:
Net loss	—	—	—	—	(32,691,011)	$(32,691,011)
Cumulative translation adjustment	—	—	—	16,220	—	16,220
Net unrealized loss on marketable securities	—	—	—	(43,551)	—	(43,551)

Comprehensive loss						$(32,718,342)	(32,718,342)

Balances at June 30, 2008	26,652,728	$26,653	$266,674,962	$(15,155)	$(206,601,277)		$60,085,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			March 13,
			2003
	Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(32,691,011)	$(31,377,783)	$(206,601,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259,707	293,660	2,228,563
Employee and non-employee stock-based compensation	9,074,594	9,323,664	40,010,117
Loss on disposal of assets	211	—	57,842
Accretion of discount on investments	(195,911)	(859,296)	(2,188,068)
Changes in assets and liabilities:
Prepaid expenses, deposits and other current assets	(247,729)	(1,354,085)	(2,030,329)
Deposits	—	—	(150,000)
Accounts payable	2,425,921	(183,682)	5,414,000
Accrued expenses	(5,979,353)	(33,290)	3,811,641
Other liabilities	136,734	(13,661)	490,776

Net cash used in operating activities	(27,216,837)	(24,204,473)	(158,956,735)

Cash flows from investing activities
Purchases of property and equipment	(479,581)	(202,683)	(3,917,313)
Proceeds from sale of property and equipment	—	—	200,179
Purchases of marketable securities	(2,081,121)	(93,239,541)	(255,113,783)
Proceeds from sales of marketable securities	4,875,076	—	90,590,824
Maturities of marketable securities	39,460,000	23,025,000	157,575,000
Investment in restricted cash	—	—	(430,230)

Net cash provided by (used in) investing activities	41,774,374	(70,417,224)	(11,095,323)

Cash flows from financing activities
Proceeds from borrowings on note payable	—	—	515,147
Principal payments on obligations under capital lease	—	—	(91,797)
Principal payments on note payable	—	—	(515,147)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	61,795,187
Proceeds from exercise of stock options and warrants	—	79,587	307,510
Proceeds from issuance of common stock, net of issuance costs	—	111,254,850	164,588,801

Net cash provided by financing activities	—	111,334,437	226,599,701

Effect of foreign currency translation	16,745	(10,678)	(43,828)

Net increase in cash and cash equivalents	14,574,282	16,702,062	56,503,815
Cash and cash equivalents
Beginning of period	41,929,533	30,928,895	—

End of period	$56,503,815	$47,630,957	$56,503,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of small molecule therapeutics, with exclusive worldwide commercial rights to three product candidates in clinical development for various central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product candidate, iloperidone, is a compound for the treatment of schizophrenia and bipolar disorder. The Company submitted a New Drug Application (NDA) for iloperidone in schizophrenia to the United States Food and Drug Administration (FDA) on September 27, 2007. On November 27, 2007, the FDA accepted the NDA for iloperidone in schizophrenia. In July 2008, the Company announced that the FDA had determined that Vanda’s NDA was not approvable, which will require the Company, among other things, to conduct additional studies and submit that data before the FDA will approve iloperidone for commercial sale for the treatment of schizophrenia. The Company has suspended all iloperidone-related activities pending further review by management and discussion with the FDA. The Company’s second product candidate, tasimelteon (VEC-162), is a compound for the treatment of sleep and mood disorders. In November 2006 Vanda announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008 the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. Tasimelteon is also ready for Phase II trials for the treatment of depression. The third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness in the Phase II program.

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

The Company’s activities will necessitate significant uses of working capital throughout 2008 and beyond. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s research and development efforts, the satisfaction of certain regulatory requirements, payments received under contractual agreements with other parties, if any, and the status of competitive products. However, given the recent decision by the FDA with respect to the NDA for iloperidone, and that the additional studies required by the FDA prior to its approval of iloperidone would require significant capital in excess of the Company’s currently available resources, the Company’s management intends to operate under a reduced spending plan, and believes that the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund operations at least through the fourth quarter of 2009 if such reduced spending plan is implemented. In budgeting for its activities, the Company has relied on a number of assumptions, including assumptions that the Company will not conduct any additional clinical trials for either of the oral or injectable formulations of iloperidone, that it will not expend funds on the bipolar indication for iloperidone, that it will not engage in any further commercial activities related to iloperidone, that it will not engage in further in-licensing activities, that it will not receive any proceeds from potential partnerships, that it will not conduct additional trials for tasimelteon or VSF-173, that it will be able to retain its key personnel, that it will amend the NDA for iloperidone and continue to seek FDA approval, that it will continue to evaluate clinical and pre-clinical compounds for potential development, and that it will not incur any significant contingent liabilities.

The Company may need to raise additional funds if one or more of its assumptions proves to be incorrect or if it chooses to resume its commercialization efforts with respect to iloperidone, expand its product

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

development efforts, conduct additional clinical trials for one or more of its product candidates or seek to acquire additional product candidates, and the Company may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. However, the Company may not be able to raise additional funds on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its research and development activities, the Company may not be able to continue operations, or the Company may have to enter into collaboration agreements that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair the Company’s ability to realize value from that product candidate.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Vanda Pharmaceuticals Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2007 included in the Company’s annual report on the Form 10-K. The financial information as of June 30, 2008 and for the periods of the three and six months ended June 30, 2008 and 2007 and for the period from March 13, 2003 (inception) to June 30, 2008, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2007 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly-rated financial institutions and does not hold any investment securities as of June 30, 2008 that have been affected by the recent credit crisis. At June 30, 2008, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

For stock awards granted subsequent to January 1, 2006, expenses are amortized under the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted subsequent to 2006 were estimated to be approximately 2% based on the Company’s historical experience.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Total stock-based compensation expense recognized during the three and six months ended June 30, 2008 and 2007 and the period from March 13, 2003 (inception) to June 30, 2008 was comprised of the following:

					Period from
					March 13,
					2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Research and development	$696,937	$1,191,998	$1,852,330	$2,195,367	$7,644,655
General and administrative	3,270,503	3,953,536	7,233,648	6,949,212	32,201,389

Stock-based compensation expense	$3,967,440	$5,145,534	$9,085,978	$9,144,579	$39,846,044

Stock-based compensation expense per basic and diluted share of common stock	$0.15	$0.19	$0.34	$0.35

Shares used in calculation of stock-based compensation expense per share	26,649,439	26,567,160	26,648,892	25,978,437

As of June 30, 2008, approximately $19.8 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.37 years.

As of June 30, 2008, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 1,160,026 shares were subject to outstanding options granted under the 2004 Plan as of June 30, 2008, and no additional options will be granted under this plan. As of June 30, 2008 there are 3,451,250 shares of the Company’s common stock reserved under the 2006 Plan of which 2,838,473 shares were subject to outstanding options to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of June 30, 2008. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006 and options granted to new employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the option awards. The remaining 75% of the option awards vest and become exercisable monthly in equal installments thereafter over three years. Option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company.

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

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007

Expected dividend yield	0%	0%
Weighted average expected volatility	68%	71% - 73%
Weighted average expected term (years)	6.05	6.25
Weighted average risk-free rate	3.28%	4.84%

A summary of option activity for the 2004 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2007	1,169,975	$1.77
Forfeited	(3,622)	4.53
Cancelled	(6,327)	5.18

Outstanding at June 30, 2008	1,160,026	1.74	7.23	$2,354,626

Exercisable at June 30, 2008	758,343	1.65	7.15	$1,600,107

A summary of option activity for the 2006 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2007	1,768,635	$26.08
Granted	1,122,000	5.63
Forfeited	(10,316)	25.39
Cancelled	(41,846)	17.76

Outstanding at June 30, 2008	2,838,473	18.11	9.00	$—

Exercisable at June 30, 2008	716,386	23.38	8.72	$—

The weighted average grant-date fair value of options granted during the six months ended June 30, 2008 was $3.07 per share. For the six months ended June 30, 2008 and 2007 the Company received a total of $0 and $79,587, respectively, in cash from options exercised under the stock-based arrangements.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries, other employee related costs and stock-based compensation for personnel serving executive, business development, marketing, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative costs also include third party expenses incurred to support business development, marketing and other business activities related to the Company’s product candidate iloperidone, in anticipation of its potential commercial launch.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Numerator:
Net loss	$(13,494,882)	$(15,985,023)	$(32,691,011)	$(31,377,783)

Denominator:
Weighted average shares of common stock outstanding	26,652,728	26,587,482	26,652,728	26,001,078
Weighted average unvested shares of common stock subject to repurchase	(3,289)	(20,322)	(3,836)	(22,641)

Denominator for basic and diluted net loss per share	26,649,439	26,567,160	26,648,892	25,978,437

Basic and diluted net loss per share applicable to common stockholders	$(0.51)	$(0.60)	$(1.23)	$(1.21)

Anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	3,998,499	2,840,684	3,998,499	2,840,684

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term :
U.S. Treasury and government agencies	$2,000,174	$—	$(470)	$1,999,704
U.S. corporate debt	4,589,638	428	(25,086)	4,564,980

	$6,589,812	$428	$(25,556)	$6,564,684

Long-term:
U.S. asset-based securities	$2,547,438	$9,973	$—	$2,557,411

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term :
U.S. Treasury and government agencies	$3,980,732	$—	$(897)	$3,979,835
U.S. corporate debt	33,301,950	48,247	(11,417)	33,338,780
U.S. asset-based securities	5,920,992	4,353	—	5,925,345

	$43,203,674	$52,600	$(12,314)	$43,243,960

Long-term:
U.S. Treasury and government agencies	$1,999,104	$2,844	$—	$2,001,948
U.S. corporate debt	1,988,637	—	(18,597)	1,970,040
U.S. asset-based securities	4,003,480	3,863	—	4,007,343

	$7,991,221	$6,707	$(18,597)	$7,979,331

5.	Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of June 30, 2008, and December 31, 2007:

	June 30,	December 31,
	2008	2007

Current deposits with vendors	$455,000	$455,000
Prepaid insurance	806,171	395,203
Prepaid research and development expenses	390,195	175,955
Accrued interest income	129,328	603,556
Other prepaid expenses	249,635	146,771
Other receivables	—	5,396

	$2,030,329	$1,781,881

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Property and Equipment

The following is a summary of the Company’s property and equipment — at cost, as of June 30, 2008, and December 31, 2007:

	Estimated Useful Life	June 30,	December 31,
	(Years)	2008	2007

Laboratory equipment	5	$1,356,133	$1,281,877
Computer equipment	3	776,921	758,776
Furniture and fixtures	7	705,784	187,317
Leasehold improvements	10	828,287	505,684

		3,667,125	2,733,654
Less — accumulated depreciation and amortization		(1,645,751)	(1,387,809)

		$2,021,374	$1,345,845

Depreciation and amortization expense for the six months ended June 30, 2008 and 2007 were $259,707 and $293,660, respectively, and for the period from March 13, 2003 (inception) to June 30, 2008 was $2,228,563.

7.	Accrued Liabilities

The following is a summary of accrued liabilities, as of June 30, 2008, and December 31, 2007:

	June 30,	December 31,
	2008	2007

Accrued research and development expenses	$1,938,161	$7,151,360
Bonus accrual	562,918	957,035
Accrued consulting and other professional fees	1,077,623	1,307,650
Employee benefits	252,816	168,275
Lease abandonment	—	84,617
Other accrued expenses	24,609	120,801

	$3,856,127	$9,789,738

8.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $6.0 million under operating real estate leases for its headquarters located in Rockville, Maryland, expiring in 2016.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company has agreed to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of June 30, 2008.

License agreements

The Company’s rights to develop and commercialize the clinical-stage product candidates are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Iloperidone.  The Company acquired exclusive worldwide rights to patents for iloperidone through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $500,000 and is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. In November 2007, the Company met a milestone under this license agreement relating to the acceptance of its filing of the NDA for iloperidone for the treatment of schizophrenia and made a license payment of $5 million to Novartis.

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

Tasimelteon.  In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, the Company paid BMS an initial license fee of $500,000 and is obligated to make future milestone payments to BMS of less than $40 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for tasimelteon to use commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work. During March 2006, the Company met its first milestone relating to the initiation of the Phase III clinical trial for tasimelteon and recorded a license fee expense of $1,000,000.

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

Future license payments.  No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of June 30, 2008, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2008 or 2007, except for an estimated tax expense resulting from the research and development agreement with the Company’s former subsidiary in Singapore for the six months ended June 30, 2007. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at June 30, 2008 and December 31, 2007.

Under the Tax Reform Act of 1986, the amounts of and benefits from the operating loss carryforwards may be impaired in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. Trading in shares of the company’s stock has resulted “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. As a result, the Company’s net operating loss carry forwards totaling $104 million at December 31, 2007 are subject to an annual limitation pursuant to the provisions of Section 382, which the company estimates to be significant.

10.	Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. Under FAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FAS 115” (SFAS 159), for any of its financial assets or liabilities.

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$9,122,095	$—	$9,122,095	$—

Total	$9,122,095	$—	$9,122,095	$—

11.	Subsequent Event.

On July 25, 2008, the Company received a letter from the FDA stating that the Company’s NDA for iloperidone in schizophrenia was not approvable. The FDA indicated that it would require an additional clinical trial comparing iloperidone to placebo and including an active comparator such as olanzapine (Zyprexa®, Eli Lilly and Company) or risperidone (Risperdal®, Ortho-McNeil-Janssen Pharmaceuticals, Inc.) in patients with schizophrenia to further demonstrate the compound’s efficacy. The FDA also stated that it would require the Company to obtain additional safety data for patients at a dose range of 20 to 24 mg/day of iloperidone.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage product candidates for central nervous system disorders, with exclusive worldwide commercial rights to three product candidates in clinical development. Our lead product candidate, iloperidone is a compound for the treatment of schizophrenia and bipolar disorder. On November 27, 2007 the United States Food and Drug Administration (FDA) accepted our New Drug Application (NDA) for iloperidone in schizophrenia. In July 2008, we announced that the FDA had determined that our NDA was not approvable, which will require us, among other things, to conduct additional studies and submit that data before the FDA will approve iloperidone for commercial sale for the treatment of schizophrenia. We have suspended all iloperidone-related activities pending further review by management and discussion with the FDA. Our second product candidate, tasimelteon (VEC-162) is a compound for the treatment of sleep and mood disorders. In November 2006 we announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia. In June 2008 the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. Tasimelteon is also ready for Phase II trials for the treatment of depression. Our third product candidate, VSF-173, is a compound for the treatment of excessive sleepiness and is currently in a Phase II program.

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

We are a development stage enterprise and have accumulated net losses of approximately $206.6 million since the inception of our operations through June 30, 2008. We have no product revenues to date and have no approved products for sale. Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our product candidates. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product candidate, iloperidone, and on the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A “Risk Factors” of Part II of this quarterly report on Form 10-Q.

Our activities will necessitate significant uses of working capital throughout 2008 and beyond. Additionally, our capital requirements will depend on many factors, including the success of our research and development efforts, the satisfaction of certain regulatory requirements, payments received under contractual agreements with other parties, if any, and the status of competitive products. However, given the recent decision by the FDA with respect to the NDA for iloperidone, and that the additional studies required by the FDA prior to its approval of iloperidone would require significant capital in excess of our currently available resources, our management intends to operate under a reduced spending plan, and believes that our existing cash, cash equivalents and marketable securities will be sufficient to fund operations at least through the fourth quarter of 2009 if such reduced spending plan is implemented. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will not conduct any additional clinical trials for either of the oral or injectable formulations of iloperidone, that we will not expend funds on the bipolar indication for iloperidone, that we will not engage in any further commercial activities related to iloperidone, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not conduct additional trials for tasimelteon or VSF-173, that we will be able to retain our key personnel, that we will amend the NDA for iloperidone and continue to seek FDA approval, that we will continue to evaluate clinical and pre-clinical compounds for potential development, and that we will not incur any significant contingent liabilities.

We may need to raise additional funds if one or more of our assumptions proves to be incorrect or if we choose to resume our commercialization efforts with respect to iloperidone, expand our product development efforts, conduct additional clinical trials for one or more of our product candidates or seek to acquire additional product candidates, and we may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations, or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair our ability to realize value from that product candidate.

Iloperidone.  Iloperidone is our product candidate under development to treat schizophrenia and bipolar disorder. We submitted an NDA for iloperidone for the treatment of schizophrenia to the FDA on September 27, 2007 and on November 27, 2007 the FDA accepted our NDA. The application included data from 35 clinical trials and more than 3,000 patients treated with iloperidone and also contained pharmacogenetic data aimed to further improve the benefit/risk profile of iloperidone in the treatment of patients with schizophrenia. In July 2008, we announced that the FDA had determined that our NDA was not approvable, which will require us, among other things, to conduct additional studies and submit that data before the FDA will approve iloperidone for commercial sale for the treatment of schizophrenia. Performance and completion of these additional studies will require years of testing and, even if positive results are achieved, may not result in the FDA’s approval of iloperidone. We have suspended all iloperidone-related activities pending further review by management and discussion with the FDA.

From inception to June 30, 2008 we incurred approximately $70.5 million in research and development costs directly attributable to our development of iloperidone, including a $5.0 million milestone license fee paid to Novartis in 2007 upon the acceptance of our NDA.

We are also developing a 4-week injectable formulation for iloperidone, for which we already have early Phase II data from a study previously conducted by Novartis. We have completed essential manufacturing activities and intend to conduct additional clinical trials following FDA approval of the oral dose formulation for iloperidone.

Tasimelteon.  Tasimelteon is our product candidate under development to treat sleep and mood disorders. Tasimelteon is a melatonin receptor agonist that works by adjusting the human “body clock” of circadian rhythm. Tasimelteon has successfully completed a Phase III trial for the treatment of transient insomnia in November 2006. In June 2008 we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. We will have to conduct additional trials prior to our filing of an NDA for tasimelteon to treat sleep disorders. Tasimelteon is also ready for Phase II trials for the treatment of depression.

From inception to June 30, 2008, we incurred approximately $49.7 million in direct research and development costs directly attributable to our development of tasimelteon, including a $1.0 million milestone license fee paid to BMS in 2006 upon the initiation of our Phase III program.

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

From inception to June 30, 2008, we incurred approximately $6.5 million in research and development costs directly attributable to our development of VSF-173, including a milestone license fee of $1.0 million paid to Novartis upon the initiation of our first Phase II clinical trial in March of 2007.

Research and development expenses

Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and pharmacogenetics and pharmacogenomics expertise. From inception through June 30, 2008 we incurred research and development expenses in the aggregate of approximately $142.2 million, including stock-based compensation expenses of approximately $7.6 million. We expect our research and development expenses to increase as we continue to develop our product candidates. We also expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our product candidates and to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the three and six months ended June 30, 2008 and 2007 and for the period from March 13, 2003 (inception) to June 30, 2008. Included in this table are the research and development expenses recognized in connection with our product candidates in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

					Period from
					March 13,
					2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Direct project costs(1)
iloperidone	$2,090,000	$5,072,000	$4,417,000	$10,394,000	$70,460,000
Tasimelteon (VEC-162)	2,179,000	3,233,000	9,764,000	6,028,000	49,731,000
VSF-173	281,000	811,000	558,000	2,295,000	6,531,000
Other product candidates	465,000	446,000	945,000	906,000	6,053,000

Total direct product costs	5,015,000	9,562,000	15,684,000	19,623,000	132,775,000
Indirect project costs(1)
Facility	222,000	151,000	369,000	282,000	1,949,000
Depreciation	110,000	115,000	178,000	225,000	1,885,000
Other indirect overhead	134,000	366,000	353,000	656,000	5,624,000

Total indirect expenses	466,000	632,000	900,000	1,163,000	9,458,000

Total research and development expenses	$5,481,000	$10,194,000	$16,584,000	$20,786,000	$142,233,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. We expect that our general and administrative expenses will continue to increase as we support our discovery and research development efforts, for our commercial development activities and fulfill our reporting and other regulatory obligations applicable to public companies. From inception through June 30, 2008, we incurred general and administrative expenses in the aggregate of approximately $74.4 million, including stock-based compensation expenses of approximately $32.2 million.

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

Total stock-based compensation expense recognized during the three and six months ending June 30, 2008 and 2007 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Research and development	$697,000	$1,192,000	$1,852,000	$2,195,000
General and administrative	3,270,000	3,954,000	7,234,000	6,949,000

Stock-based compensation expense	$3,967,000	$5,146,000	$9,086,000	$9,144,000

Recent accounting pronouncements

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

Results of Operations

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of June 30, 2008, we had a deficit accumulated during the development stage of approximately $206.6 million. We anticipate incurring additional losses for the foreseeable future and these losses may be incurred at increasing rates.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Research and development expenses.  Research and development expenses decreased by approximately $4.7 million, or 46.2%, to approximately $5.5 million for the three months ended June 30, 2008 compared to approximately $10.2 million for the three months ended June 30, 2007.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,	June 30,
	2008	2007

Direct project costs:
Clinical trials	$1,034,000	$2,117,000
Contract research and development, consulting, materials and other direct costs	2,181,000	5,288,000
Salaries, benefits and related costs	1,103,000	965,000
Stock-based compensation	697,000	1,192,000

Total direct costs	5,015,000	9,562,000
Indirect project costs	466,000	632,000
Total	$5,481,000	$10,194,000

Direct costs decreased approximately $4.5 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as a result of lower expenses relating to our NDA for iloperidone and lower clinical trial expenses. Clinical trials expense decreased approximately $1.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to lower clinical trial costs relating to tasimelteon and iloperidone. Contract research and development, consulting, materials and other direct costs decreased approximately $3.1 million for the three months ended June 30, 2008 relative to the three months ended June 30, 2007, primarily as a result of decreased iloperidone NDA related expenses and manufacturing costs related to tasimelteon. Salaries, benefits and related costs increased approximately $139,000 for the three months ended June 30, 2008 relative to the three months ended June 30, 2007 primarily due to cost of living adjustments. Stock-based compensation expense decreased by approximately $495,000 compared to the three months ended June 30, 2007 as a result of the lower fair market value of options granted during the 2008.

General and administrative expenses.  General and administrative expenses increased by approximately $1.0 million, or 13.5%, to approximately $8.5 million for the three months ended June 30, 2008 from approximately $7.4 million for the three months ended June 30, 2007.

The following table discloses the components of our general and administrative expenses for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,	June 30,
	2008	2007

Salaries, benefits and related costs	$1,099,000	$786,000
Stock-based compensation	3,271,000	3,954,000
Marketing and related consulting services	2,487,000	976,000
Legal, accounting and other professional expenses	812,000	935,000
Other expenses	786,000	798,000

Total	$8,455,000	$7,449,000

Salaries, benefits and related costs increased by approximately $313,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to an increase in marketing personnel as we continued to build our marketing capabilities in anticipation of the commercial launch of iloperidone and cost of living adjustments. Stock-based compensation expense decreased by approximately $683,000 for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, as a result of the lower fair market value of options granted during 2008. Marketing and related consulting services expenses increased by approximately $1.5 million for the three months ended June 30, 2008, relative to the three months ended June 30, 2007, due to the increase in marketing activity related to our anticipated commercial launch of iloperidone. These increased expenses include market research, branding, medical community cultivation and publication planning costs. The Company has suspended all iloperidone-related activities pending further review by management and discussion with the FDA. Legal, accounting and other professional costs decreased by approximately $123,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due primarily to lower professional fees related to compliance with the Sarbanes-Oxley Act of 2002.

Other income, net.  Interest and other income in the three months ended June 30, 2008 was approximately $441,000 compared to approximately $1.7 million in the three months ended June 30, 2007. Interest income was lower for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due to lower average cash balances and lower short-term interest rates for the three months ended June 30, 2008.

Our interest income for the three months ended June 30, 2008 and 2007 are disclosed on the following table:

	Three Months Ended
	June 30,	June 30,
	2008	2007

Interest income	$441,000	$1,660,000

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Research and development expenses.  Research and development expenses decreased by approximately $4.2 million, or 20.2%, to approximately $16.6 million for the six months ended June 30, 2008 compared to approximately $20.8 million for the six months ended June 30, 2007.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,	June 30,
	2008	2007

Direct project costs:
Clinical trials	$7,198,000	$4,879,000
Contract research and development, consulting, materials and other direct costs	4,420,000	9,530,000
Milestone license fees	—	1,000,000
Salaries, benefits and related costs	2,214,000	2,019,000
Stock-based compensation	1,852,000	2,195,000

Total direct costs	15,684,000	19,623,000
Indirect project costs	900,000	1,163,000
Total	$16,584,000	$20,786,000

Direct costs decreased approximately $3.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of lower expenses relating to our NDA for iloperidone and the absence of any milestone license fee payments in 2008. Clinical trials expense increased approximately $2.3 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to the cost incurred during the six months ended June 30, 2008 in our Phase III clinical trial of tasimelteon that we initiated during the fourth quarter of 2007. Contract research and development, consulting, materials and other direct costs decreased approximately $5.1 million for the six months ended June 30, 2008 relative to the six months ended June 30, 2007, primarily as a result of decreased iloperidone NDA related expenses and lower tasimelteon manufacturing costs. Salaries, benefits and related costs increased approximately $195,000 for the six months ended June 30, 2008 relative to the six months ended June 30, 2007 primarily due to cost of living adjustments. Stock-based compensation expense decreased by approximately $343,000 compared to the six months ended June 30, 2007 as a result of the lower fair market value of options granted during the six months ended June 30, 2008.

General and administrative expenses.  General and administrative expenses increased by approximately $3.7 million, or 27.3% to approximately $17.4 million for the six months ended June 30, 2008 from approximately $13.7 million for the six months ended June 30, 2007.

The following table discloses the components of our general and administrative expenses for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,	June 30,
	2008	2007

Salaries, benefits and related costs	$2,089,000	$1,571,000
Stock-based compensation	7,234,000	6,949,000
Marketing and related consulting services	4,818,000	1,969,000
Legal, accounting and other professional expenses	1,700,000	1,661,000
Other expenses	1,573,000	1,533,000

Total	$17,414,000	$13,683,000

Salaries, benefits and related costs increased by approximately $518,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to an increase in marketing personnel as we continued to build our marketing capabilities in anticipation of the potential commercial launch of iloperidone and cost of living adjustments. Stock-based compensation expense increased by approximately $285,000 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, as a result of additional options granted during the six months ended June 30, 2008. Marketing and related consulting services expenses increased by approximately $2.8 million for the six months ended June 30, 2008, relative to the six months ended June 30, 2007, due to the increase in marketing activity related to our anticipated commercial launch of iloperidone. These increased expenses include market research, branding, medical community cultivation, and publication planning costs.

Other income, net.  Interest and other income in the six months ended June 30, 2008 was approximately $1.3 million compared to approximately $3.1 million in the six months ended June 30, 2007. Interest income was lower for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to lower average cash balances and lower short-term interest rates for the six months ended June 30, 2008.

Our interest income for the six months ended June 30, 2008 and 2007 are disclosed on the following table:

	Six Months Ended
	June 30,	June 30,
	2008	2007

Interest income	$1,307,000	$3,093,000

Liquidity and Capital Resources

We have funded our operations through June 30, 2008 principally with the net proceeds from private preferred stock offerings of approximately $62.0 million, with net proceeds from our April 2006 initial public offering of approximately $53.3 million and with net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

As of June 30, 2008, our total cash and cash equivalents and marketable securities were approximately $65.6 million compared to approximately $93.2 million at December 31, 2007. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. As of June 30, 2008 the Company also held a non-current deposit of $430,000 that is used to collateralize a letter of credit issued for its current office lease expiring in 2016.

As of June 30, 2008 and December 31, 2007, our liquidity resources are summarized as follows:

	June 30,	December 31,
	2008	2007

Cash and cash equivalents	$56,504,000	$41,930,000
U.S. Treasury and government agencies	2,000,000	3,980,000
U.S. corporate debt	4,565,000	33,339,000
U.S. asset-backed securities	—	5,925,000

Marketable securities, short-term	6,565,000	43,244,000
U.S. Treasury and government agencies	—	2,002,000
U.S. corporate debt	—	1,970,000
U.S. asset-backed securities	2,557,000	4,007,000

Marketable securities, long-term	2,557,000	7,979,000
Total	$65,626,000	$93,153,000

Restricted cash	$430,000	$430,000

As of June 30, 2008, we maintained all of our cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

Our activities will necessitate significant uses of working capital throughout 2008 and beyond. Additionally, our capital requirements will depend on many factors, including the success of our research and development efforts, the satisfaction of certain regulatory requirements, payments received under contractual agreements with other parties, if any, and the status of competitive products. However, given the recent decision by the FDA with respect to the NDA for iloperidone, and that the additional studies required by the FDA prior to its approval of iloperidone would require significant capital in excess of our currently available resources, our management intends to operate under a reduced spending plan, and believes that our existing cash, cash equivalents and marketable securities will be sufficient to fund operations at least through the fourth quarter of 2009 if such reduced spending plan is implemented. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will not conduct any additional clinical trials for either of the oral or injectable formulations of iloperidone, that we will not expend funds on the bipolar indication for iloperidone, that we will not engage in any further commercial activities related to iloperidone, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not conduct additional trials for tasimelteon or VSF-173, that we will be able to retain our key personnel, that we will amend the NDA for iloperidone and continue to seek FDA approval, that we will continue to evaluate clinical and pre-clinical compounds for potential development, and that we will not incur any significant contingent liabilities.

We may need to raise additional funds if one or more of our assumptions proves to be incorrect or if we choose to resume our commercialization efforts with respect to iloperidone, expand our product development efforts, conduct additional clinical trials for one or more of our product candidates or seek to acquire additional product candidates, and we may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations, or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair our ability to realize value from that product candidate.

Cash Flow

The following table summarizes our cash flows for the six months ended June 30, 2008, and June 30, 2007:

	Six Months Ended
	June 30,	June 30,
	2008	2007

Net cash provided by (used in)
Operating activities	$(27,217,000)	$(24,204,000)
Investing activities	41,774,000	(70,417,000)
Financing activities	—	111,334,000
Exchange rate effect on cash and equivalents	17,000	(11,000)

Net increase in cash and cash equivalents	$14,574,000	$16,702,000

Net cash used in operations was approximately $27.2 million and approximately $24.2 million for the six months ended June 30, 2008 and 2007, respectively. The net loss for the six months ended June 30, 2008 of approximately $32.7 million was offset primarily by non-cash charges for stock-based compensation of approximately $9.1 million, by depreciation and amortization of approximately $260,000, by an increase in prepaid expenses of approximately $248,000, by a decrease in accrued expenses and accounts payable of approximately $3.6 million, and other net changes in working capital. Net cash provided by investing activities for the six months ended June 30, 2008 was approximately $41.8 million and consisted primarily of net proceeds of marketable securities of approximately $42.3 million offset by $480,000 of capital expenditures. There was no cash provided by financing activities for the six months ended June 30, 2008.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual cash obligations as of June 30, 2008:

	Cash Payments Due by Period
		July to
		December					After
	Total	2008	2009	2010	2011	2012	2012

Operating leases	$6,006,000	$333,000	$685,000	$706,000	$727,000	$749,000	$2,806,000

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current headquarters located in Rockville, Maryland, expiring in 2016.

Clinical research organization contracts and other contracts

We have entered into agreements with clinical research organizations responsible for conducting and monitoring our clinical trials for iloperidone and tasimelteon, and have also entered into agreements with clinical supply manufacturing organizations and other outside contractors who will be responsible for additional services supporting our commercial activities and our ongoing clinical development processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

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

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with Bristol-Myers Squibb and made an associated milestone payment of $1.0 million. During March 2007, we met our first milestone under the license agreement with Novartis for VSF-173 relating to the initiation of the Phase II clinical trial and made an associated milestone payment of $1.0 million. In November 2007, the Company met a milestone under this license agreement with Novartis relating to the acceptance of the NDA for iloperidone in schizophrenia and made a license payment of $5.0 million to Novartis. No other amounts were recorded as liabilities nor were any other contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of June 30, 2008, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk Factors” of this quarterly report on Form 10-Q.

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$9,122,000	$—	$9,122,000	$—

Total	$9,122,000	$—	$9,122,000	$—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

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

Risks related to our business and industry

If we fail to obtain approval for and commercialize our most advanced product candidate, iloperidone, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, iloperidone, a compound for the treatment of schizophrenia and bipolar disorder. Our near-term ability to generate revenues and our future success, in large part, depends on the development and commercialization of iloperidone.

In November 2007, we announced that the FDA had accepted our New Drug Application (NDA) for iloperidone in schizophrenia. On July 25, 2008, the Company received a letter from the FDA stating that our NDA for iloperidone in schizophrenia was not approvable. The FDA indicated that it would require an additional clinical trial comparing iloperidone to placebo and including an active comparator such as olanzapine (Zyprexa®, Eli Lilly and Company) or risperidone (Risperdal®, Ortho-McNeil-Janssen Pharmaceuticals, Inc.) in patients with schizophrenia to further demonstrate the compound’s efficacy. The FDA also stated that it would require the Company to obtain additional safety data for patients at a dose range of 20 to 24 mg/day of iloperidone. If we are unable to satisfactorily demonstrate efficacy compared to placebo as well as an active comparator, if the FDA disagrees with our characterization approach or does not agree that we have demonstrated adequate efficacy for iloperidone, if we fail to resolve questions raised in the FDA’s correspondence regarding the iloperidone NDA or if we otherwise fail to meet FDA requirements for the NDA or obtain FDA approval for, and successfully commercialize, iloperidone, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

Our success is dependent on the success of our three product candidates in clinical development: iloperidone, tasimelteon and VSF-173. If any of these product candidates are determined to be unsafe or ineffective in humans, whether in clinical trials or commercially, our business will be materially harmed.

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

The process of obtaining FDA and other required regulatory approvals and clearances will require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the requirements applicable to that particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including that:

•	a drug candidate may not be shown to be safe or effective

•	the FDA may interpret data from pre-clinical and clinical trials in different ways than we do

•	the FDA may not approve our manufacturing process

•	the FDA may change their approval policies or adopt new regulations

•	the FDA may not meet, or may extend, the PDUFA date with respect to a particular NDA

For example, if certain of our methods for analyzing our trial data are not accepted by the FDA, we may fail to obtain regulatory approval for our product candidates.

Moreover, if and when our products do obtain marketing approval, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

•	warning letters

•	fines

•	civil penalties

•	injunctions

•	recall or seizure of products

•	total or partial suspension of production

•	refusal of the government to grant future approvals

•	withdrawal of approvals

•	criminal prosecution

Any delay or failure by us to obtain regulatory approvals for our product candidates could diminish competitive advantages that we may attain and would adversely affect the marketing of our products. We have not received regulatory approval to market any of our product candidates in any jurisdiction.

In November 2007, we announced that the FDA had accepted the NDA for iloperidone in schizophrenia. In July 2008, we announced that the FDA had determined that our NDA was not approvable, which will require us, among other things, to conduct additional studies and submit that data before the FDA will approve iloperidone for commercial sale for the treatment of schizophrenia. Performance and completion of additional clinical studies will require years of testing and, even if positive results are achieved, may not result in the FDA’s approval of iloperidone.

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

We intend to market our products outside the United States with one or more commercial partners. In order to market our products in foreign jurisdictions, we may be required to obtain separate regulatory approvals and to comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional trials, and the time required to obtain approval may differ from that required to obtain FDA approval. We have no experience with obtaining any such foreign approvals. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could harm our business materially.

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

Our activities will necessitate significant uses of working capital throughout 2008 and beyond. Additionally, our capital requirements will depend on many factors, including the success of our research and development efforts, the satisfaction of certain regulatory requirements, payments received under contractual agreements with other parties, if any, and the status of competitive products. However, given the recent decision by the FDA with respect to the NDA for iloperidone, and that the additional study or studies required by the FDA in order to obtain approval of iloperidone would require significant capital in excess of our currently available resources, our management intends to operate under a reduced spending plan, and believes that our existing cash, cash equivalents and marketable securities will be sufficient to fund operations at least through the fourth quarter of 2009 if such reduced spending plan is implemented. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will not conduct any additional clinical trials for either of the oral or injectable formulations of iloperidone, that we will not expend funds on the bipolar indication for iloperidone, that we will not engage in any further commercial activities related to iloperidone, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not conduct additional trials for tasimelteon or VSF-173, that we will be able to retain our key personnel, that we will amend the NDA for iloperidone and continue to seek FDA approval, that we will continue to evaluate clinical and pre-clinical compounds for potential development, and that we will not incur any significant contingent liabilities.

We may need to raise additional funds if one or more of our assumptions proves to be incorrect or if we choose to resume our commercialization efforts with respect to iloperidone, expand our product development efforts, conduct additional clinical trials for one or more of our product candidates or seek to acquire additional product candidates, and we may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations, or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair our ability to realize value from that product candidate.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate with precision the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly as we increase our research, clinical development and administrative activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds and product candidates since March 2003. As of June 30, 2008, we have accumulated net losses of approximately $206.6 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We do not have an in-house manufacturing capability and depend completely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our product candidates. We do not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval plant inspection, the FDA will not grant approval of our products.

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

We believe the primary competitors for each of our product candidates are as follows:

•	For iloperidone in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Bristol-Myers Squibb Company/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Solvay S.A./Lundbeck A/S), and asenapine (Schering-Plough Corporation) and pimavanserin (Acadia Pharmaceuticals).

•	For tasimelteon in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia (or for which an NDA has been recently filed) include indiplon (Neurocrine Biosciences, Inc.) and low-dose doxepin (Silenortm) by Somaxon Pharmaceuticals, Inc.

•	For tasimelteon in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Wellbutrin® (buproprion) by GSK and Cymbalta® (duloxetine) by Eli Lilly. In addition to the approved products, compounds in Phase III trials for depression include agomelatine (Novartis and Les Laboratories Servier).

•	For VSF-173 in the treatment of excessive sleepiness, Provigil® (modafinil) and Nuvigil® (armodafinil) by Cephalon Inc., and Xyrem® (sodium oxybate) by Jazz Pharmaceuticals, Inc.

Additionally, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of cheaper, generic products, which could make our products less attractive.

We have no experience selling, marketing or distributing products and no internal capability to do so.

At present, we have limited marketing and sales personnel. In order for us to commercialize any of our product candidates following regulatory approval, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may not be able to establish sales and distribution partnerships on acceptable terms or at all, and if we do enter into a distribution arrangement, our success will be dependent upon the performance of our partner. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products without partners or licensees include:

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

As of June 30, 2008, we had 52 full-time employees. We will need to expand our managerial, operational, financial and other resources in order for us to manage and fund our operations, continue our development activities and commercialize our product candidates. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

•	manage our clinical trials effectively

•	manage our internal development efforts effectively

•	improve our operational, financial, accounting and management controls, reporting systems and procedures

•	build marketing and sales organizations in order to commercialize iloperidone

•	attract and retain sufficient numbers of talented employees

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

On September 27, 2007, President Bush signed into law the Food and Drug Administration Amendments Act of 2007 or the FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at assuring drug safety and monitoring the safety of drug products after approval. The recently enacted amendments would among other things, require some new drug applicants to submit risk evaluation and minimization strategies to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Companies that violate the new law are subject to substantial civil monetary penalties. Additional measures have also been enacted to address the perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. While we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry as well as our business will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products. Our ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

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

In addition to the rights we have licensed from Novartis and BMS relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of June 30, 2008 we had thirteen pending provisional patent applications in the United States, three U.S. national stage applications under U.S.C. 371 and six pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the U.S., relating to our product candidates in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our product candidates, our business will be materially harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent protection for drug compounds for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our sublicense and license agreements with respect to these product candidates, we would have exclusive rights to iloperidone’s United States “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2016, to tasimelteon’s United States new chemical entity patent until 2022 and to VSF-173’s United States new chemical entity patent until 2019. In Europe, similar legislative enactments allow patent protection in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our sublicense and license agreements with respect to these product candidates, we would have exclusive rights to iloperidone’s European new chemical entity patents until 2015, to tasimelteon’s European new chemical entity patents until 2022 and to VSF-173’s European new chemical entity patents until 2017. Additionally, a directive in the European Union provides that companies who receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive may be of particular importance with respect to iloperidone, since the European new chemical entity patent for iloperidone will likely expire prior to the end of this 10-year period of market exclusivity. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such extensions and exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

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

The stock market has from time to time experienced significant price and volume fluctuations, and the market prices of the securities of life sciences companies without product revenues, such as ours, have historically been highly volatile. Between June 30, 2007 and June 30, 2008, the high and low sale prices of our common stock as reported on the NASDAQ Global Market varied between $21.50 and $2.70. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors

•	the outcome of regulatory review relating to products under development by us or our competitors

•	regulatory developments in the United States and foreign countries

•	developments concerning any collaboration or other strategic transaction we may undertake

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors

•	actual or anticipated variations in our quarterly operating results

•	changes in estimates of our financial results or recommendations by securities analysts

•	additions or departures of key personnel or members of our board of directors

•	publicity regarding actual or potential transactions involving the Company

•	economic and other external factors beyond our control

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

In addition to our outstanding common stock, as of June 30, 2008 there were a total of 3,998,499 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

If we fail to maintain the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Our common stock has recently closed at prices below the minimum bid requirement. If the closing bid price of a share of the Company’s common stock were to fall below $1.00 for a period of thirty (30) consecutive business days, the Company would receive a deficiency notice from NASDAQ advising us that we have 180 calendar days to regain compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum closing bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. If in the future, we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the over-the-counter bulletin board. There are many factors that may adversely affect our minimum bid price, including those described in Item 1A “Risk Factors” of Part II of this quarterly report on Form 10-Q, which contains a more complete discussion of those factors and other risks. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

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

All 4,370,000 shares of our common stock sold in the follow-on offering were sold to the public at the offering price of $27.29 per share. The aggregate price of the offering was approximately $119.3 million. The net offering proceeds to us after deducting underwriting discounts and commissions, as well as estimated offering expenses, were approximately $111.3 million. We incurred total expenses in connection with the offering of approximately $8.0 million which consisted of approximate direct payments of:

(i) $772,000 in legal, accounting and printing fees

(ii) $7,155,000 in underwriters’ discounts, fees and commissions and

(iii) $75,000 in miscellaneous expenses

We have used a portion of, and intend to continue to use, the proceeds of our follow-on offering for general corporate and research and development expenses, including for our clinical trials for iloperidone, tasimelteon and VSF-173, the generation and submission of an NDA for iloperidone, the initiation and implementation of our commercialization strategy of iloperidone, and clinical manufacturing and other expenses relating to the development of our lead product candidates, however, given the recent decent by the FDA with respect to our NDA for iloperidone, we have suspended all iloperidone-related activities pending further review by management and discussion with the FDA. The unused net proceeds from the follow-on offering are invested in investment grade securities. This use of proceeds is not materially different from the use of proceeds described in the final prospectuses for our follow-on offering.

The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product development and commercialization efforts and the amount of cash used by our operations.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 8, 2008, we held our 2008 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes specified below:

1. Richard W. Dugan and Brian K. Halak, Ph.D were elected to serve as directors of Vanda until the 2011 annual meeting or until their successors are duly elected and qualified. With respect to Mr. Dugan 19,682,202 shares of common stock were voted in favor of his election and 2,589,778 shares of common stock were withheld. With respect to Dr. Halak 19,683,102 shares of common stock were voted in favor of his election and 2,588,878 shares were withheld. There were no abstentions or broker non-votes. The terms of Drs. Karabelas and Polymeropoulos and Messrs. Pien, Ramsay and Watkins continued after the meeting.

2. The ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008 was approved. The votes were cast as follows: 21,948,015 shares of common stock were voted for the ratification, 321,964 shares of common stock were voted against the ratification and 2,001 shares of common stock abstained from the vote. There were no broker non-votes.

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

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Vanda Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal executive officer)

August 8, 2008

/s/  Steven A. Shallcross
Steven A. Shallcross
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

August 8, 2008

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

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Vanda Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.