Form 10-Q
period 2008-09-30
Vanda Pharmaceuticals Inc.
filed 2008-11-06
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of November 6, 2008, there were 26,653,478 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
(A Development Stage Enterprise)

Form 10-Q Index

For the Three and Nine Months Ended September 30, 2008

		Page

	PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from March 13, 2003 (inception) to September 30, 2008	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2008	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from March 13, 2003 (inception) to September 30, 2008	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33
ITEM 4.	Controls and Procedures	34

	PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	35
ITEM 1A.	Risk Factors	35
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
ITEM 3.	Defaults Upon Senior Securities	49
ITEM 4.	Submission of Matters to a Vote of Security Holders	49
ITEM 5.	Other Information	50
ITEM 6.	Exhibits	50
Signatures		51
Exhibits		52
EX-31.1
EX-31.2
EX-32.1

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$41,438,719	$41,929,533
Marketable securities	10,224,854	43,243,960
Prepaid expenses, deposits and other current assets	2,942,703	1,781,881

Total current assets	54,606,276	86,955,374
Marketable securities, long-term	—	7,979,331
Property and equipment, net	1,885,775	1,345,845
Deposits	150,000	150,000
Restricted cash	430,230	430,230

Total assets	$57,072,281	$96,860,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$899,035	$2,988,069
Accrued liabilities	3,082,442	9,789,738

Total current liabilities	3,981,477	12,777,807
Deferred rent	496,774	354,042

Total liabilities	4,478,251	13,131,849

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2008 and December 31, 2007; and 26,652,728 shares issued and outstanding as of September 30, 2008 and December 31, 2007	26,653	26,653
Additional paid-in capital	270,279,679	257,600,368
Accumulated other comprehensive income (loss)	(241,814)	12,176
Deficit accumulated during the development stage	(217,470,488)	(173,910,266)

Total stockholders’ equity	52,594,030	83,728,931

Total liabilities and stockholders’ equity	$57,072,281	$96,860,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from
					March 13,
					2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

Revenues from services	$—	$—	$—	$—	$81,545

Operating expenses:
Research and development	3,792,424	13,874,248	20,375,998	34,660,132	146,025,771
General and administrative	7,400,263	9,647,646	24,814,462	23,330,570	81,823,725

Total operating expenses	11,192,687	23,521,894	45,190,460	57,990,702	227,849,496

Loss from operations	(11,192,687)	(23,521,894)	(45,190,460)	(57,990,702)	(227,767,951)
Other income (expense):
Interest income	323,476	1,514,708	1,630,238	4,608,143	10,329,027
Interest expense	—	—	—	—	(80,485)
Other income	—	71,345	—	71,345	71,947

Total other income	323,476	1,586,053	1,630,238	4,679,488	10,320,489
Loss before tax provision	(10,869,211)	(21,935,841)	(43,560,222)	(53,311,214)	(217,447,462)

Tax provision	—	7,660	—	10,070	23,026

Net loss	(10,869,211)	(21,943,501)	(43,560,222)	(53,321,284)	(217,470,488)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	—	—	(33,486,623)

Net loss attributable to common stockholders	$(10,869,211)	$(21,943,501)	$(43,560,222)	$(53,321,284)	$(250,957,111)

Basic and diluted net loss per share applicable to common stockholders	$(0.41)	$(0.82)	$(1.63)	$(2.03)

Shares used in calculation of basic and diluted net loss per share applicable to common stockholders	26,650,534	26,612,853	26,649,439	26,223,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated	Deficit
			Additional	Other	Accumulated
	Common Stock		Paid-In	Comprehensive	During the	Comprehensive
	Shares	Par Value	Capital	Income (Loss)	Development Stage	Loss	Total

Balances at December 31, 2007	26,652,728	$26,653	$257,600,368	$12,176	$(173,910,266)		$83,728,931
Employee stock-based compensation	—	—	12,706,343	—	—		12,706,343
Non-employee stock-based compensation	—	—	(27,032)	—	—		(27,032)
Comprehensive loss:
Net loss	—	—	—	—	(43,560,222)	$(43,560,222)
Cumulative translation adjustment	—	—	—	16,220	—	16,220
Net unrealized loss on marketable securities	—	—	—	(270,210)	—	(270,210)
Comprehensive loss						$(43,814,212)	(43,814,212)

Balances at September 30, 2008	26,652,728	$26,653	$270,279,679	$(241,814)	$(217,470,488)		$52,594,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			March 13,
			2003
	Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(43,560,222)	$(53,321,284)	$(217,470,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	403,141	446,806	2,371,997
Employee and non-employee stock-based compensation	12,679,311	14,480,108	43,614,834
Loss on disposal of assets	(173)	27,017	57,458
Accretion of discount on investments	(212,664)	(1,315,609)	(2,204,821)
Changes in assets and liabilities:
Prepaid expenses, deposits and other current assets	(1,160,103)	(1,414,371)	(2,942,703)
Deposits	—	—	(150,000)
Accounts payable	(2,089,044)	660,697	899,035
Accrued expenses	(6,708,552)	5,544,227	3,082,442
Other liabilities	142,732	(127,341)	496,774

Net cash used in operating activities	(40,505,574)	(35,019,750)	(172,245,472)

Cash flows from investing activities
Purchases of property and equipment	(943,659)	(249,728)	(4,381,391)
Proceeds from sale of property and equipment	—	119,054	200,179
Purchases of marketable securities	(11,491,577)	(107,570,370)	(264,524,239)
Proceeds from sales of marketable securities	10,373,251	—	96,088,999
Maturities of marketable securities	42,060,000	60,395,000	160,175,000
Investment in restricted cash	—	—	(430,230)

Net cash provided by (used in) investing activities	39,998,015	(47,306,044)	(12,871,682)

Cash flows from financing activities
Proceeds from borrowings on note payable	—	—	515,147
Principal payments on obligations under capital lease	—	—	(91,797)
Principal payments on note payable	—	—	(515,147)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	61,795,187
Proceeds from exercise of stock options and warrants	—	103,176	307,510
Proceeds from issuance of common stock, net of issuance costs	—	111,254,850	164,588,801

Net cash provided by financing activities	—	111,358,026	226,599,701

Effect of foreign currency translation	16,745	(6,654)	(43,828)

Net increase (decrease) in cash and cash equivalents	(490,814)	29,025,578	41,438,719
Cash and cash equivalents
Beginning of period	41,929,533	30,928,895	—

End of period	$41,438,719	$59,954,473	$41,438,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of small molecule therapeutics, with exclusive worldwide commercial rights to two product candidates in clinical development for various central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product candidate, iloperidone, is a compound for the treatment of schizophrenia and bipolar disorder. The Company submitted a New Drug Application (NDA) for iloperidone in schizophrenia to the United States Food and Drug Administration (FDA) on September 27, 2007. On November 27, 2007, the FDA accepted the NDA for iloperidone in schizophrenia. In July 2008, the Company announced that the FDA had determined that Vanda’s NDA was not approvable, which will require the Company, among other things, to conduct additional studies and submit that data before the FDA will approve iloperidone for commercial sale for the treatment of schizophrenia. In September 2008, the Company met with the FDA to discuss the FDA’s determination. The FDA asked the Company to provide a complete response to the not-approvable letter, which the Company submitted on November 6, 2008. The timing or outcome of any FDA review of the response is uncertain at this time. As a result, the Company has suspended all iloperidone-related activities pending further review. The Company’s second product candidate, tasimelteon (VEC-162), is a compound for the treatment of sleep and mood disorders. In November 2006 Vanda announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008 the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. Tasimelteon is also ready for Phase II trials for the treatment of depression. The Company’s rights to a third product candidate, VSF-173, a compound for the treatment of excessive sleepiness, were terminated as a result of the Company’s failure to satisfy a specific development milestone within the time period specified in the license agreement pursuant to which the Company was granted such rights.

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

The Company’s activities will necessitate significant uses of working capital for the foreseeable future. The Company’s capital requirements will depend on many factors, including the success of the Company’s research and development efforts, the satisfaction of certain regulatory requirements, payments received under contractual agreements with other parties, if any, and the status of competitive products. However, given the recent decision by the FDA with respect to the NDA for iloperidone, and that the additional studies required by the FDA prior to its approval of iloperidone would require significant capital in excess of the Company’s currently available resources, the Company’s management intends to operate under a reduced spending plan, and believes that the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund operations at least through the fourth quarter of 2009. In budgeting for its activities, the Company has relied on a number of assumptions, including assumptions that the Company will not conduct any additional clinical trials for either the oral or injectable formulations of iloperidone, that it will not expend funds on the bipolar indication for iloperidone, that it will not engage in any further commercial activities related to iloperidone, that it will not engage in further in-licensing activities, that it will not receive any proceeds from potential partnerships, that it will not conduct additional trials for tasimelteon, that it will be able to retain its key personnel, that it will amend the NDA for iloperidone and continue to seek FDA approval, that it will

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

continue to evaluate clinical and pre-clinical compounds for potential development, and that it will not incur any significant contingent liabilities.

The Company may need to raise additional funds if one or more of its assumptions proves to be incorrect or if it chooses to resume its commercialization efforts with respect to iloperidone, expand its product development efforts, conduct additional clinical trials for one or more of its product candidates or seek to acquire additional product candidates, and the Company may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. However, the Company may not be able to raise additional funds on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its research and development activities, the Company may not be able to continue operations, or the Company may have to enter into collaboration agreements that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair the Company’s ability to realize value from that product candidate.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Vanda Pharmaceuticals Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2007 included in the Company’s annual report on the Form 10-K. The financial information as of September 30, 2008 and for the periods of the three and nine months ended September 30, 2008 and 2007 and for the period from March 13, 2003 (inception) to September 30, 2008, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2007 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly-rated financial institutions. The Company is monitoring one corporate note affected by the current credit crisis. The note is expected to mature in May 2009 and the Company expects minimal losses, if any. At September 30, 2008, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Employee stock-based compensation

The Company accounts for the stock-based compensation expenses in accordance with the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Share-Based Payment (SFAS 123(R)) adopted on January 1, 2006. Accordingly, compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. The Company recognizes the expense over the award’s vesting period.

For stock awards granted subsequent to January 1, 2006, expenses are amortized under the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted subsequent to 2006 were estimated to be approximately 2% based on the Company’s historical experience.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2008 and 2007 and the period from March 13, 2003 (inception) to September 30, 2008 was comprised of the following:

					Period from
					March 13,
					2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

Research and development	$504,686	$1,097,577	$2,357,015	$3,292,944	$8,149,341
General and administrative	3,115,679	4,059,822	10,349,328	11,009,038	35,317,069

Stock-based compensation expense	$3,620,365	$5,157,399	$12,706,343	$14,301,982	$43,466,410

Stock-based compensation expense per basic and diluted share of common stock	$0.14	$0.19	$0.48	$0.55

Shares used in calculation of stock-based compensation expense per share	26,650,534	26,612,853	26,649,439	26,223,151

As of September 30, 2008, approximately $16.1 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.36 years.

As of September 30, 2008, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 1,158,799 shares were subject to outstanding options granted under the 2004 Plan as of September 30, 2008, and no additional options will be granted under this plan. As of September 30, 2008 there are 3,451,250 shares of the Company’s common stock reserved under the 2006 Plan of which 3,096,689 shares were subject to outstanding options to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of September 30, 2008. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the shares subject to the option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors due to the lack of historic information of the Company’s publicly traded common stock. The expected term of options granted is based on the transition approach provided by Staff Accounting Bulletin (SAB) No. 110 as the options meet the “plain vanilla” criteria required by this guidance. The risk-free interest rates are based on the U.S. Treasury yield for a

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Expected dividend yield	0%	0%
Weighted average expected volatility	68%	71%
Weighted average expected term (years)	6.03	6.25
Weighted average risk-free rate	3.29%	4.66%

A summary of option activity for the 2004 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2007	1,169,975	$1.77
Forfeited	(4,849)	5.27
Cancelled	(6,327)	5.18

Outstanding at September 30, 2008	1,158,799	1.74	6.98	$468,234

Exercisable at September 30, 2008	842,166	1.63	6.88	$361,587

A summary of option activity for the 2006 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2007	1,768,635	$26.08
Granted	1,412,250	4.75
Forfeited	(11,344)	25.22
Cancelled	(72,852)	15.60

Outstanding at September 30, 2008	3,096,689	16.60	8.86	$—

Exercisable at September 30, 2008	901,626	22.12	8.54	$—

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 was $3.02 per share. For the nine months ended September 30, 2008 and 2007 the Company received a total of $0 and $103,176, respectively, in cash from options exercised under the stock-based arrangements.

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

Research and development expenses

The Company’s research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone license fees, costs of materials used in clinical trials and research and development, cost for regulatory consultants and filings, depreciation of capital resources used to develop products, all related facilities costs, and salaries, other employee related costs and stock-based compensation for the research and development personnel. The Company expenses research and development costs as they are incurred, including payments made to date under the license agreements. Manufacturing-related costs are also included in research and development expenses as the Company does not yet have FDA approval for any of its product candidates. Costs related to the acquisitions of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with SFAS No. 5, Accounting for Contingencies, when it is deemed probable that the milestone event will be achieved.

General and administrative expenses

General and administrative expenses consist primarily of salaries, other employee related costs and stock-based compensation for personnel serving executive, business development, marketing, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative costs also include third party expenses incurred to support business development, marketing and other business activities related to the Company’s product candidate iloperidone.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Recent accounting pronouncements

In October 2008, the FASB issued Staff Position No. FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) which amends FAS 157 to include guidance on how to determine the fair value of a financial asset in an inactive market and which is effective immediately on issuance, including prior periods for which financial statements have not been issued. The implementation of FSP FAS 157-3 did not have a material impact on the Company’s financial position and results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Numerator:
Net loss	$(10,869,211)	$(21,943,501)	$(43,560,222)	$(53,321,284)

Denominator:
Weighted average shares of common stock outstanding	26,652,728	26,629,637	26,652,728	26,243,793
Weighted average unvested shares of common stock subject to repurchase	(2,194)	(16,784)	(3,289)	(20,642)

Denominator for basic and diluted net loss per share	26,650,534	26,612,853	26,649,439	26,223,151

Basic and diluted net loss per share applicable to common stockholders	$(0.41)	$(0.82)	$(1.63)	$(2.03)

Anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	4,255,488	2,847,185	4,255,488	2,847,185

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term :
U.S. Treasury and government agencies	$3,989,322	$820	$(2)	$3,990,140
U.S. corporate debt	5,465,956	—	(244,330)	5,221,626
U.S. asset-based securities	1,011,390	1,698	—	1,013,088

	$10,466,668	$2,518	$(244,332)	$10,224,854

Long-term:
U.S. asset-based securities	$—	$—	$—	$—

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term :
U.S. Treasury and government agencies	$3,980,732	$—	$(897)	$3,979,835
U.S. corporate debt	33,301,950	48,247	(11,417)	33,338,780
U.S. asset-based securities	5,920,992	4,353	—	5,925,345

	$43,203,674	$52,600	$(12,314)	$43,243,960

Long-term:
U.S. Treasury and government agencies	$1,999,104	$2,844	$—	$2,001,948
U.S. corporate debt	1,988,637	—	(18,597)	1,970,040
U.S. asset-based securities	4,003,480	3,863	—	4,007,343

	$7,991,221	$6,707	$(18,597)	$7,979,331

5.	Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of September 30, 2008, and December 31, 2007:

	September 30,	December 31,
	2008	2007

Current deposits with vendors	$60,000	$455,000
Prepaid insurance	528,472	395,203
Prepaid research and development expenses	2,128,400	175,955
Accrued interest income	68,354	603,556
Other prepaid expenses	146,361	146,771
Other receivables	11,116	5,396

	$2,942,703	$1,781,881

6.	Property and Equipment

The following is a summary of the Company’s property and equipment — at cost, as of September 30, 2008, and December 31, 2007:

	Estimated Useful Life	September 30,	December 31,
	(Years)	2008	2007

Laboratory equipment	5	$1,348,098	$1,281,877
Computer equipment	3	776,921	758,776
Furniture and fixtures	7	705,784	187,317
Leasehold improvements	10	844,158	505,684

		3,674,961	2,733,654
Less — accumulated depreciation and amortization		(1,789,186)	(1,387,809)

		$1,885,775	$1,345,845

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Depreciation and amortization expense for the nine months ended September 30, 2008 and 2007 were $403,141 and $446,806, respectively, and for the period from March 13, 2003 (inception) to September 30, 2008 was $2,371,997.

7.	Accrued Liabilities

The following is a summary of accrued liabilities, as of September 30, 2008, and December 31, 2007:

	September 30,	December 31,
	2008	2007

Accrued research and development expenses	$1,636,990	$7,151,360
Bonus accrual	873,829	957,035
Accrued consulting and other professional fees	239,526	1,307,650
Employee benefits	323,088	168,275
Lease abandonment	—	84,617
Other accrued expenses	9,009	120,801

	$3,082,442	$9,789,738

8.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $5.8 million under operating real estate leases for its headquarters located in Rockville, Maryland, expiring in 2016.

Consulting fees

The Company has engaged a regulatory consultant to assist in the Company’s efforts to obtain FDA approval of the iloperidone NDA. The Company has committed to initial consulting expenses in the aggregate amount of $2.0 million pursuant to this engagement, $122,000 of which was expensed in the third quarter of 2008, and the remainder of which will be expensed in the fourth quarter of 2008. In addition, the Company may retain the services of the consultant on a monthly basis from and after January 1, 2009 through December 31, 2010. In the event that the iloperidone NDA is approved by the FDA, the Company will be obligated to pay the consultant a success fee of $6.0 million, which amount will be offset by the aggregate amount of all monthly retainer fees previously paid to the consultant (Success Fee). In addition to these fees, the Company is obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement. The Company may terminate the engagement at any time; however, the Company will remain obligated to pay any remaining Success Fee if the iloperidone NDA is approved by the FDA following such termination.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company has agreed to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

lawsuits or settle claims related to these indemnification agreements. The Company also agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of September 30, 2008.

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

VSF-173.  In June 2004, the Company entered into a license agreement with Novartis under which the Company received an exclusive worldwide license to develop and commercialize VSF-173. In consideration for the license, the Company paid Novartis an initial license fee of $500,000. The Company was also obligated to make future milestone payments to Novartis of less than $50 million in the aggregate (the majority of which are tied to sales milestones) and royalty payments at rates which, as a percentage of net sales, range from the low-to-mid teens. In March 2007, the Company met its first milestone under this license agreement relating to the initiation of the Phase II clinical trial for VSF-173, and recorded a license fee expense of $1,000,000.

On November 3, 2008, the Company received written notice from Novartis that the license agreement had terminated in accordance with its terms as a result of the Company’s failure to satisfy a specific development milestone within the time period specified in the license agreement. As a result, the Company no longer has any rights with respect to VSF-173 and Novartis has a non-exclusive worldwide license to all information and intellectual property generated by or on behalf of the Company related to its development of VSF-173. The Company is currently evaluating any options that it may have with respect to VSF-173, which may include the possibility of entering into a new license agreement or other arrangement with Novartis to allow the Company to resume its development of VSF-173; however, there can be no assurance that the Company will be able to enter into such an agreement or arrangement on acceptable terms, or at all.

Future license payments.  No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of September 30, 2008, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on the Company’s financial position or results of operations. In addition, there are no uncertain tax positions whose resolution in the next twelve months is expected to materially affect operating

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

results. The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2008 or 2007, except for an estimated tax expense resulting from the research and development agreement with the Company’s former subsidiary in Singapore for the nine months ended September 30, 2007. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at September 30, 2008 and December 31, 2007.

Under the Tax Reform Act of 1986, the amounts of and benefits from the operating loss carryforwards may be impaired in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. Trading in shares of the Company’s common stock has resulted in “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). As a result, the Company’s net operating loss carry forwards totaling $104 million at December 31, 2007 are subject to an annual limitation pursuant to the provisions of Section 382 of the Code, which the Company estimates to be significant.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$10,224,854	$—	$10,224,854	$—

Total	$10,224,854	$—	$10,224,854	$—

11.	Rights Agreement

On September 25, 2008, the board of directors of the Company authorized and declared a dividend distribution of one preferred share purchase right (each a Right and collectively the Rights) for each share of common stock of the Company outstanding as of October 6, 2008 (the Record Date). The description and terms of the Rights are set forth in the Rights Agreement dated as of September 25, 2008, as the same may be amended from time to time (the Rights Agreement), between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Additionally, for each share of common stock issued between the Record Date and the Distribution Date (as defined in the Rights Agreement), one Right will be issued. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the Preferred Stock), at a price of $6.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. In general, if any person, together with such person’s affiliates and associates, acquires 15% or more of the outstanding shares of the Company’s common stock or if any person who was, together with such person’s affiliates and associates, the beneficial owner of 15% or more of the outstanding shares of the Company’s common stock as of the date of the adoption or first public announcement of the Rights Agreement, becomes the beneficial owner of additional shares of common stock (each such person, an Acquiring Person), then there would be a triggering event causing significant dilution in the voting power of such Acquiring Person. Until there is a triggering event, the Rights trade with the Company’s common stock. The Rights Agreement will continue in effect until September 25, 2018, unless earlier redeemed or exchanged, as provided in the Rights Agreement.

12.	Subsequent Event

On November 3, 2008 the Company received written notice from Novartis that its license agreement with respect to VSF-173, pursuant to which the Company had an exclusive worldwide license to develop and commercialize VSF-173, had terminated in accordance with its terms as a result of the Company’s failure to satisfy a specific development milestone within the time period specified in the license agreement. As a result, the Company will no longer have any rights with respect to VSF-173 and Novartis has a non-exclusive worldwide license to all information and intellectual property generated by the Company or on the Company’s behalf related to the Company’s development of VSF-173. The Company is currently evaluating any options with respect to VSF-173, which may include the possibility of entering into a new license agreement or other arrangement with Novartis to allow the Company to resume its development of VSF-173; however, there can be no assurance that the Company will be able to enter into such an agreement or arrangement on acceptable terms, or at all. As of September 30, 2008 the Company had no recorded assets related to this contract.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage product candidates for central nervous system disorders, with exclusive worldwide commercial rights to two product candidates in clinical development. Our lead product candidate, iloperidone is a compound for the treatment of schizophrenia and bipolar disorder. On November 27, 2007 the United States Food and Drug Administration (FDA) accepted our New Drug Application (NDA) for iloperidone in schizophrenia. In July 2008, we announced that the FDA had determined that our NDA was not approvable, which will require us, among other things, to conduct additional studies and submit that data before the FDA will approve iloperidone for commercial sale for the treatment of schizophrenia. In September 2008, we met with the FDA to discuss the FDA’s determination. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008. The timing or outcome of any FDA review of the response is uncertain at this time. As a result, we have suspended all iloperidone-related activities pending further review. Our second product candidate, tasimelteon (VEC-162) is a compound for the treatment of sleep and mood disorders. In November 2006 we announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia. In June 2008 the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. Tasimelteon is also ready for Phase II trials for the treatment of depression.

We will have to conduct additional Phase III trials for tasimelteon in chronic sleep disorders prior to our filing of an NDA for tasimelteon. Assuming successful outcomes of our clinical trials and approval by the FDA, we expect to commercialize iloperidone with our own sales force in the U.S. and through a partnership in non-U.S. markets, and expect to commercialize tasimelteon through a partnership with a global pharmaceutical company, although we have not yet identified such a global partner.

We are a development stage enterprise and have accumulated net losses of approximately $217.5 million since the inception of our operations through September 30, 2008. We have no product revenues to date and have no approved products for sale. Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our product candidates. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product candidate, iloperidone, and on the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A “Risk Factors” of Part II of this quarterly report on Form 10-Q.

Our activities will necessitate significant uses of working capital for the foreseeable future. Our capital requirements will depend on many factors, including the success of our research and development efforts, the satisfaction of certain regulatory requirements, payments received under contractual agreements with other parties, if any, and the status of competitive products. However, given the recent decision by the FDA with respect to the NDA for iloperidone, and that the additional studies required by the FDA prior to its approval of iloperidone would require significant capital in excess of our currently available resources, our management intends to operate under a reduced spending plan, and believes that our existing cash, cash equivalents and marketable securities will be sufficient to fund operations at least through the fourth quarter of 2009. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will not conduct any additional clinical trials for either of the oral or injectable formulations of iloperidone, that we will not expend funds on the bipolar indication for iloperidone, that we will not engage in any further commercial activities related to iloperidone, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not conduct additional trials for tasimelteon, that we will be able to retain our key personnel, that we will amend the NDA for iloperidone and continue to seek FDA approval, that we will continue to evaluate clinical and pre-clinical compounds for potential development, and that we will not incur any significant contingent liabilities.

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

Iloperidone.  Iloperidone is our product candidate under development to treat schizophrenia and bipolar disorder. We submitted an NDA for iloperidone for the treatment of schizophrenia to the FDA on September 27, 2007 and on November 27, 2007 the FDA accepted our NDA. The application included data from 35 clinical trials and more than 3,000 patients treated with iloperidone and also contained pharmacogenetic data aimed to further improve the benefit/risk profile of iloperidone in the treatment of patients with schizophrenia. In July 2008, we announced that the FDA had determined that our NDA was not approvable, which will require us, among other things, to conduct additional studies and submit that data before the FDA will approve iloperidone for commercial sale for the treatment of schizophrenia. Performance and completion of these additional studies will require years of testing and, even if positive results are achieved, may not result in the FDA’s approval of iloperidone. In September 2008, we met with the FDA to discuss the FDA’s determination. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008. The timing or outcome of any FDA review of the response is uncertain at this time. As a result, we have suspended all iloperidone-related activities pending further review.

From inception to September 30, 2008 we incurred approximately $71.5 million in research and development costs directly attributable to our development of iloperidone, including a $5.0 million milestone license fee paid to Novartis in 2007 upon the acceptance of our NDA.

We are also developing a 4-week injectable formulation for iloperidone, for which we already have early Phase II data from a study previously conducted by Novartis. We have completed essential manufacturing activities and intend to conduct additional clinical trials if and when, we receive FDA approval of the oral dose formulation for iloperidone.

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

From inception to September 30, 2008, we incurred approximately $51.2 million in direct research and development costs directly attributable to our development of tasimelteon, including a $1.0 million milestone license fee paid to BMS in 2006 upon the initiation of our Phase III program.

VSF-173.  On November 3, 2008, we received written notice from Novartis that our license agreement with respect to VSF-173 had terminated in accordance with its terms as a result of our failure to satisfy a specific development milestone within the time period specified in the license agreement. As a result, we no longer have any rights with respect to VSF-173 and Novartis has a non-exclusive worldwide license to all information and intellectual property generated by us or on our behalf related to our development of VSF-173. We are currently evaluating any options that we may have with respect to VSF-173, which may include the possibility of entering into a new license agreement or other arrangement with Novartis to allow us to resume our development of VSF-173; however, there can be no assurance that we will be able to enter into such an agreement or arrangement on acceptable terms, or at all.

From inception to September 30, 2008, we incurred approximately $6.7 million in research and development costs directly attributable to our development of VSF-173, including a milestone license fee of $1.0 million paid to Novartis upon the initiation of our first Phase II clinical trial in March of 2007.

Research and development expenses

Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and pharmacogenetics and pharmacogenomics expertise. From inception through September 30, 2008 we incurred research and development expenses in the aggregate of approximately $146.0 million, including stock-based compensation expenses of approximately $8.1 million. We expect our research and development expenses to increase as we continue to develop our product candidates. We also expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our product candidates and to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the three and nine months ended September 30, 2008 and 2007 and for the period from March 13, 2003 (inception) to September 30, 2008. Included in this table are the research and development expenses recognized in connection with our product candidates in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

					Period from
					March 13,
					2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

Direct project costs(1) iloperidone	$993,000	$7,972,000	$5,410,000	$18,366,000	$71,453,000
Tasimelteon (VEC-162)	1,513,000	3,894,000	11,277,000	9,922,000	51,244,000
VSF-173	216,000	782,000	774,000	3,077,000	6,747,000
Other product candidates	355,000	653,000	1,300,000	1,559,000	6,408,000

Total direct product costs	3,077,000	13,301,000	18,761,000	32,924,000	135,852,000
Indirect project costs(1) Facility	163,000	59,000	532,000	341,000	2,112,000
Depreciation	84,000	108,000	262,000	333,000	1,969,000
Other indirect overhead	468,000	406,000	821,000	1,062,000	6,093,000

Total indirect expenses	715,000	573,000	1,615,000	1,736,000	10,174,000

Total research and development expenses	$3,792,000	$13,874,000	$20,376,000	$34,660,000	$146,026,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. We expect our general and administrative expenses to decrease as we operate under a reduced spending plan. From inception through September 30, 2008, we incurred general and administrative expenses in the aggregate of approximately $81.8 million, including stock-based compensation expenses of approximately $35.3 million.

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

Total stock-based compensation expense recognized during the three and nine months ending September 30, 2008 and 2007 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Research and development	$505,000	$1,097,000	$2,357,000	$3,293,000
General and administrative	3,115,000	4,060,000	10,349,000	11,009,000

Stock-based compensation expense	$3,620,000	$5,157,000	$12,706,000	$14,302,000

Recent accounting pronouncements

In October 2008, the FASB issued Staff Position No. FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) which amends FAS 157 to include guidance on how to determine the fair value of a financial asset in an inactive market and which is effective immediately on issuance, including prior periods for which financial statements have not been issued. The implementation of FSP FAS 157-3 did not have a material impact on our financial position and results of operations.

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

Results of Operations

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of September 30, 2008, we had a deficit accumulated during the development stage of approximately $217.5 million. We anticipate incurring additional losses for the foreseeable future.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Research and development expenses.  Research and development expenses decreased by approximately $10.1 million, or 72.7%, to approximately $3.8 million for the three months ended September 30, 2008 compared to approximately $13.9 million for the three months ended September 30, 2007.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,	September 30,
	2008	2007

Direct project costs:
Clinical trials	$578,000	$2,444,000
Contract research and development, consulting, materials and other direct costs	857,000	3,731,000
Milestone license fees	—	5,000,000
Salaries, benefits and related costs	1,138,000	1,029,000
Stock-based compensation	504,000	1,097,000

Total direct costs	3,077,000	13,301,000
Indirect project costs	715,000	573,000
Total	$3,792,000	$13,874,000

Direct costs decreased approximately $10.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as a result of the absence of any milestone license payments in 2008, lower expenses relating to our NDA for iloperidone and lower clinical trial and manufacturing expenses. Clinical trials expense decreased approximately $1.9 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to lower clinical trial costs relating to tasimelteon and iloperidone. Contract research and development, consulting, materials and other direct costs decreased approximately $2.9 million for the three months ended September 30, 2008 relative to the three months ended September 30, 2007, primarily as a result of decreased iloperidone NDA related expenses and manufacturing costs related to iloperidone and tasimelteon. Salaries, benefits and related costs increased approximately $109,000 for the three months ended September 30, 2008 relative to the three months ended September 30, 2007 primarily due to cost of living adjustments. Stock-based compensation expense decreased by approximately $593,000 compared to the three months ended September 30, 2007 as a result of the lower fair market value of options granted during the 2008.

General and administrative expenses.  General and administrative expenses decreased by approximately $2.2 million, or 23.3%, to approximately $7.4 million for the three months ended September 30, 2008 from approximately $9.6 million for the three months ended September 30, 2007.

The following table discloses the components of our general and administrative expenses for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,	September 30,
	2008	2007

Salaries, benefits and related costs	$1,306,000	$760,000
Stock-based compensation	3,116,000	4,060,000
Marketing and related consulting services	866,000	3,369,000
Legal, accounting and other professional expenses	1,450,000	686,000
Other expenses	662,000	773,000

Total	$7,400,000	$9,648,000

Salaries, benefits and related costs increased by approximately $546,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to an increase in marketing personnel as we added to our marketing capabilities in anticipation of the commercial launch of iloperidone and cost of living adjustments. Stock-based compensation expense decreased by approximately $944,000 for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, as a result of the lower fair market value of options granted during 2008. Marketing and related consulting services expenses decreased by approximately $2.5 million for the three months ended September 30, 2008, relative to the three months ended September 30, 2007, due to the suspension of all iloperidone-related activities. Legal, accounting and other professional costs increased by approximately $764,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due primarily to higher legal fees incurred in connection with business development activities related to iloperidone.

Other income, net.  Interest and other income in the three months ended September 30, 2008 was approximately $323,000 compared to approximately $1.6 million in the three months ended September 30, 2007. Interest income was lower for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, due to lower average cash balances and lower short-term interest rates for the three months ended September 30, 2008. Other income for the three months ended September 30, 2007 includes approximately $71,000 in revenue recognized from a grant from the Economic Development Board in Singapore. We do not expect to receive similar grants in the future.

Our interest and other income for the three months ended September 30, 2008 and 2007 are disclosed on the following table:

	Three Months Ended
	September 30,	September 30,
	2008	2007

Interest income	$323,000	$1,515,000
Other income	—	71,000

	$323,000	$1,586,000

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Research and development expenses.  Research and development expenses decreased by approximately $14.3 million, or 41.2%, to approximately $20.4 million for the nine months ended September 30, 2008 compared to approximately $34.7 million for the nine months ended September 30, 2007.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Direct project costs:
Clinical trials	$7,775,000	$7,323,000
Contract research and development, consulting, materials and other direct costs	5,277,000	13,261,000
Milestone license fees	—	6,000,000
Salaries, benefits and related costs	3,352,000	3,047,000
Stock-based compensation	2,357,000	3,293,000

Total direct costs	18,761,000	32,924,000
Indirect project costs	1,615,000	1,736,000
Total	$20,376,000	$34,660,000

Direct costs decreased approximately $14.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of lower expenses relating to our NDA for iloperidone, the suspension of manufacturing activities pending further review by management and the FDA and the absence of any milestone license fee payments in 2008. Clinical trials expense increased approximately $452,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the cost incurred during the nine months ended September 30, 2008 in our Phase III clinical trial of tasimelteon that we initiated during the fourth quarter of 2007. Contract research and development, consulting, materials and other direct costs decreased approximately $8.0 million for the nine months ended September 30, 2008 relative to the nine months ended September 30, 2007, primarily as a result of decreased iloperidone NDA related expenses and lower manufacturing costs. Salaries, benefits and related costs increased approximately $305,000 for the nine months ended September 30, 2008 relative to the nine months ended September 30, 2007 primarily due to cost of living adjustments. Stock-based compensation expense decreased by approximately $936,000 compared to the nine months ended September 30, 2007 as a result of the lower fair market value of options granted during the nine months ended September 30, 2008.

General and administrative expenses.  General and administrative expenses increased by approximately $1.5 million, or 6.4% to approximately $24.8 million for the nine months ended September 30, 2008 from approximately $23.3 million for the nine months ended September 30, 2007.

The following table discloses the components of our general and administrative expenses for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Salaries, benefits and related costs	$3,394,000	$2,319,000
Stock-based compensation	10,349,000	11,009,000
Marketing and related consulting services	5,684,000	5,373,000
Legal, accounting and other professional expenses	3,150,000	2,333,000
Other expenses	2,237,000	2,297,000

Total	$24,814,000	$23,331,000

Salaries, benefits and related costs increased by approximately $1.1 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to an increase in marketing personnel as we added to our marketing capabilities in anticipation of the potential commercial launch of iloperidone and cost of living adjustments. Stock-based compensation expense decreased by approximately $660,000 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, as a result of the lower fair market value of options granted during the nine months ended September 30, 2008. Marketing and related consulting services expenses increased by approximately $311,000 for the nine months ended September 30, 2008, relative to the nine months ended September 30, 2007, due to the increase iloperidone-related commercial expenses incurred prior to the issuance by the FDA of the not-approvable letter. Legal, accounting and other professional expenses increased by approximately $817,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to higher legal fees incurred in connection with business development activities related to iloperidone.

Other income, net.  Interest and other income in the nine months ended September 30, 2008 was approximately $1.6 million compared to approximately $4.7 million in the nine months ended September 30, 2007. Interest income was lower for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, due to lower average cash balances and lower short-term interest rates for the nine months ended September 30, 2008. Other income for the nine months ended September 30, 2007 includes approximately $71,000 in revenue recognized from a grant from the Economic Development Board in Singapore. We do not expect to receive similar grants in the future.

Our interest income for the nine months ended September 30, 2008 and 2007 are disclosed on the following table:

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Interest income	$1,630,000	$4,608,000
Other income	—	71,000

	$1,630,000	$4,679,000

Liquidity and Capital Resources

We have funded our operations through September 30, 2008 principally with the net proceeds from private preferred stock offerings of approximately $62.0 million, with net proceeds from our April 2006 initial public offering of approximately $53.3 million and with net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

As of September 30, 2008, our total cash and cash equivalents and marketable securities were approximately $51.7 million compared to approximately $93.2 million at December 31, 2007. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. As of September 30, 2008 the Company also held a non-current deposit of $430,000 that is used to collateralize a letter of credit issued for its current office lease expiring in 2016.

As of September 30, 2008 and December 31, 2007, our liquidity resources are summarized as follows:

	September 30,	December 31,
	2008	2007

Cash and cash equivalents	$41,439,000	$41,930,000
U.S. Treasury and government agencies	3,990,000	3,980,000
U.S. corporate debt	5,222,000	33,339,000
U.S. asset-backed securities	1,013,000	5,925,000

Marketable securities, short-term	10,225,000	43,244,000
U.S. Treasury and government agencies	—	2,002,000
U.S. corporate debt	—	1,970,000
U.S. asset-backed securities	—	4,007,000

Marketable securities, long-term	—	7,979,000
Total	$51,664,000	$93,153,000

Restricted cash	$430,000	$430,000

As of September 30, 2008, we maintained all of our cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

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

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$10,225,000	$—	$10,225,000	$—

Total	$10,225,000	$—	$10,225,000	$—

Our activities will necessitate significant uses of working capital for the foreseeable future. Our capital requirements will depend on many factors, including the success of our research and development efforts, the satisfaction of certain regulatory requirements, payments received under contractual agreements with other parties, if any, and the status of competitive products. However, given the recent decision by the FDA with respect to the NDA for iloperidone, and that the additional studies required by the FDA prior to its approval of iloperidone would require significant capital in excess of our currently available resources, our management intends to operate under a reduced spending plan, and believes that our existing cash, cash equivalents and marketable securities will be sufficient to fund operations at least through the fourth quarter of 2009. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will not conduct any additional clinical trials for either of the oral or injectable formulations of iloperidone, that we will not expend funds on the bipolar indication for iloperidone, that we will not engage in any further commercial activities related to iloperidone, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not conduct additional trials for tasimelteon, that we will be able to retain our key personnel, that we will amend the NDA for iloperidone and continue to seek FDA approval, that we will continue to evaluate clinical and pre-clinical compounds for potential development, and that we will not incur any significant contingent liabilities.

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

Cash Flow

The following table summarizes our cash flows for the nine months ended September 30, 2008, and September 30, 2007:

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Net cash provided by (used in)
Operating activities	$(40,506,000)	$(35,020,000)
Investing activities	39,998,000	(47,306,000)
Financing activities	—	111,358,000
Exchange rate effect on cash and equivalents	17,000	(6,000)

Net increase (decrease) in cash and cash equivalents	$(491,000)	$29,026,000

Net cash used in operations was approximately $40.5 million and approximately $35.0 million for the nine months ended September 30, 2008 and 2007, respectively. The net loss for the nine months ended September 30, 2008 of approximately $43.6 million was offset primarily by non-cash charges for stock-based compensation of approximately $12.7 million, by depreciation and amortization of approximately $403,000, by an increase in prepaid expenses of approximately $1.2 million, by a decrease in accrued expenses and accounts payable of approximately $8.8 million, and other net changes in working capital. Net cash provided by investing activities for the nine months ended September 30, 2008 was approximately $40.0 million and consisted primarily of net proceeds of marketable securities of approximately $40.9 million offset by $944,000 of capital expenditures. There was no cash provided by financing activities for the nine months ended September 30, 2008.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual cash obligations as of September 30, 2008:

	Cash Payments Due by Period
		October to
		December					After
	Total	2008	2009	2010	2011	2012	2012

Operating leases	$5,839,000	$166,000	$685,000	$706,000	$727,000	$749,000	$2,806,000

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current headquarters located in Rockville, Maryland, expiring in 2016.

Consulting fees

We have engaged a regulatory consultant to assist us in our efforts to obtain FDA approval of the iloperidone NDA. We have committed to initial consulting expenses in the aggregate amount of $2.0 million pursuant to this engagement, $122,000 of which was expensed in the third quarter of 2008, and the remainder of which will be expensed in the fourth quarter of 2008. In addition, we may retain the services of the consultant on a monthly basis from and after January 1, 2009 through December 31, 2010. In the event that the iloperidone NDA is approved by the FDA, we will be obligated to pay the consultant a success fee of $6.0 million, which amount will be offset by the aggregate amount of all monthly retainer fees previously paid to the consultant (Success Fee). In addition to these fees, we are obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement. We may terminate the engagement at any time; however, we will remain obligated to pay any remaining Success Fee if the iloperidone NDA is approved by the FDA following such termination.

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

License agreements

In February 2004 and June 2004, we entered into separate licensing agreements with Bristol-Myers Squibb and Novartis, respectively, for the exclusive rights to develop and commercialize our two compounds in clinical development. We are obligated to make payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones. If the products are successfully commercialized we will be required to pay certain royalties based on net sales for each of the licensed products. Please see the notes to the condensed consolidated financial statements included with this report for a more detailed description of these license agreements.

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with Bristol-Myers Squibb and made an associated milestone payment of $1.0 million. During March 2007, we met our first milestone under the license agreement with Novartis for VSF-173 relating to the initiation of the Phase II clinical trial and made an associated milestone payment of $1.0 million. On November 3, 2008, we received written notice from Novartis that this license agreement had terminated in accordance with its terms as a result of our failure to satisfy a specific development milestone within the time period specified in the license agreement. Please see Item 5 “Other Information” of Part II of this quarterly report on Form 10-Q for a more detailed description of the termination of this license agreement. In November 2007, the Company met a milestone under the license agreement with Novartis for iloperidone relating to the acceptance of the NDA for iloperidone in schizophrenia and made a license payment of $5.0 million to Novartis. No other amounts were recorded as liabilities nor were any other contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of September 30, 2008, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk Factors” of this quarterly report on Form 10-Q.

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

Marketable securities

We deposit our cash with financial institutions that we consider to be of high credit quality and purchase marketable securities which are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars. The Company is monitoring one corporate note affected by the current credit crisis. The note is expected to mature in May 2009 and the Company expects minimal losses, if any.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2007, we announced that the FDA had accepted our New Drug Application (NDA) for iloperidone in schizophrenia. On July 25, 2008, we received a letter from the FDA stating that our NDA for iloperidone in schizophrenia was not approvable. The FDA indicated that it would require an additional clinical trial comparing iloperidone to placebo and including an active comparator such as olanzapine (Zyprexa® , Eli Lilly and Company) or risperidone (Risperdal® , Ortho-McNeil-Janssen Pharmaceuticals, Inc.) in patients with schizophrenia to further demonstrate the compound’s efficacy. The FDA also stated that it would require us to obtain additional safety data for patients at a dose range of 20 to 24 mg/day of iloperidone. On September 10, 2008, we met with the FDA to discuss the FDA’s position. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008. The timing or outcome of any FDA review of the response is uncertain at this time. If we are unable to satisfactorily demonstrate efficacy compared to placebo as well as an active comparator, if the FDA disagrees with our characterization approach or does not agree that we have demonstrated adequate efficacy for iloperidone, if we fail to resolve questions raised in the FDA’s correspondence regarding the iloperidone NDA or if we otherwise fail to meet FDA requirements for the NDA or obtain FDA approval for, and successfully commercialize, iloperidone, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

Our success is dependent on the success of our two product candidates in clinical development: iloperidone and tasimelteon. If either of these product candidates is determined to be unsafe or ineffective in humans, whether in clinical trials or commercially, our business will be materially harmed.

Despite the positive results of our completed trials, we are uncertain whether either of our current product candidates in clinical development will ultimately prove to be effective and safe in humans. Frequently, product candidates that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of any of our product candidates, whether in clinical trials or commercially, may reveal that the product candidate is ineffective, unacceptably toxic, has other undesirable side effects or is otherwise not fit for further use. If we are unable to discover and develop products that are safe and effective, our business will be materially harmed.

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

If we fail to complete successfully one or more clinical trials for either of our product candidates, we may not receive the regulatory approvals needed to market that product candidate. Therefore, any failure or delay in commencing or completing these clinical trials would harm our business materially.

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

In November 2007, we announced that the FDA had accepted the NDA for iloperidone in schizophrenia. In July 2008, we announced that the FDA had determined that our NDA was not approvable, which will require us, among other things, to conduct additional studies and submit that data before the FDA will approve iloperidone for commercial sale for the treatment of schizophrenia. Performance and completion of additional clinical studies will require years of testing and, even if positive results are achieved, may not result in the FDA’s approval of iloperidone. In September 2008, we met with the FDA to discuss the FDA’s determination. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008. The timing or outcome of any FDA review of the response is uncertain at this time.

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

Our activities will necessitate significant uses of working capital for the foreseeable future. Our capital requirements will depend on many factors, including the success of our research and development efforts, the satisfaction of certain regulatory requirements, payments received under contractual agreements with other parties, if any, and the status of competitive products. However, given the recent decision by the FDA with respect to the NDA for iloperidone, and that the additional study or studies required by the FDA in order to obtain approval of iloperidone would require significant capital in excess of our currently available resources, our management intends to operate under a reduced spending plan, and believes that our existing cash, cash equivalents and marketable securities will be sufficient to fund operations at least through the fourth quarter of 2009. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will not conduct any additional clinical trials for either of the oral or injectable formulations of iloperidone, that we will not expend funds on the bipolar indication for iloperidone, that we will not engage in any further commercial activities related to iloperidone, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not conduct additional trials for tasimelteon, that we will be able to retain our key personnel, that we will amend the NDA for iloperidone and continue to seek FDA approval, that we will continue to evaluate clinical and pre-clinical compounds for potential development, and that we will not incur any significant contingent liabilities.

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

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate with precision the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly as we increase our research, clinical development and administrative activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds and product candidates since March 2003. As of September 30, 2008, we have accumulated net losses of approximately $217.5 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We believe the primary competitors for each of our product candidates are as follows:

•	For iloperidone in the treatment of schizophrenia, the atypical antipsychotics risperidone, including the depot formulation Risperdal® Consta® , and Invega® (paliperidone), each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Bristol-Myers Squibb Company/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Solvay S.A./Lundbeck A/S), and asenapine (Schering-Plough Corporation) and pimavanserin (Acadia Pharmaceuticals).

•	For tasimelteon in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® CR (zolpidem) by sanofi-aventis, Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM® . In addition to the approved products, compounds in Phase III trials for insomnia (or for which an NDA has been recently filed) include indiplon (Neurocrine Biosciences, Inc.) low-dose doxepin (Silenortm) by Somaxon Pharmaceuticals, Inc. and Intermezza® (zolpidem tartarate sublingual lozenge) by Transcept Pharmaceuticals, Inc.

•	For tasimelteon in the treatment of depression, generic antidepressants such as paroxetine, sertraline, fluoxetine and buproprion, Lexapro® (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Cymbalta® (duloxetine) by Eli Lilly. In addition to the approved products, compounds in Phase III trials for depression include agomelatine (Novartis and Les Laboratories Servier).

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

As of September 30, 2008, we had 49 full-time employees. While we have currently suspended our commercial activities and are operating under a reduced spending plan, if we resume our commercial activities, we will need to expand our managerial, operational, financial and other resources in order for us to manage and fund our operations, continue our development activities and commercialize our product candidates. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

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

Our operating results will continue to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs

•	variations in the level of expenses related to our existing two product candidates or future development programs

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements

•	any intellectual property infringement lawsuit in which we may become involved

•	regulatory developments affecting our product candidates or those of our competitors

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

Risks related to intellectual property and other legal matters

Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of licenses or sublicenses granted to us by other pharmaceutical companies. With respect to tasimelteon, these terms and conditions include an option in favor of the licensor to reacquire rights to commercialize and develop these product candidates in certain circumstances.

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

In addition to the rights we have licensed from Novartis and BMS relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of September 30, 2008 we had twenty-two pending provisional patent applications in the United States, three U.S. national stage applications under U.S.C. 371 and six pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the U.S., relating to our product candidates in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our product candidates, our business will be materially harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent protection for drug compounds for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our sublicense and license agreements with respect to these product candidates, we would have exclusive rights to iloperidone’s United States “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2016 and to tasimelteon’s United States new chemical entity patent until 2022. In Europe, similar legislative enactments allow patent protection in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our sublicense and license agreements with respect to these product candidates, we would have exclusive rights to iloperidone’s European new chemical entity patents until 2015 and to tasimelteon’s European new chemical entity patents until 2022. Additionally, a directive in the European Union provides that companies who receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive may be of particular importance with respect to iloperidone, since the European new chemical entity patent for iloperidone will likely expire prior to the end of this 10-year period of market exclusivity. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such extensions and exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

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

The stock market has from time to time experienced significant price and volume fluctuations, and the market prices of the securities of life sciences companies without product revenues, such as ours, have historically been highly volatile. Between September 30, 2007 and September 30, 2008, the high and low sale prices of our common stock as reported on the NASDAQ Global Market varied between $19.40 and $0.76. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

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

In addition to our outstanding common stock, as of September 30, 2008 there were a total of 4,255,488 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

If we fail to maintain the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Our common stock has recently closed at prices below the minimum bid requirement. If the closing bid price of a share of the Company’s common stock were to fall below $1.00 for a period of thirty (30) consecutive business days, the Company would receive a deficiency notice from NASDAQ advising us that we have 180 calendar days to regain compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum closing bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. On October 16, 2008, NASDAQ announced that, effective as of such date and through Friday, January 16, 2009, it has suspended the enforcement of the rules requiring a minimum $1.00 closing bid price. If in the future, we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the over-the-counter bulletin board. There are many factors that may adversely affect our minimum bid price, including those described in Item 1A “Risk Factors” of Part II of this quarterly report on Form 10-Q, which contains a more complete discussion of those factors and other risks. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

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

Anti-takeover provisions in our charter and bylaws, and in Delaware law, and our rights plan could prevent or delay a change in control of our company.

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

Moreover, on September 25, 2008, our board of directors adopted a rights agreement, the provisions of which could result in significant dilution of the proportionate ownership of a potential acquirer and, accordingly, could discourage, delay or prevent a change in our management or control over us.

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

All 4,370,000 shares of our common stock sold in the follow-on offering were sold to the public at the offering price of $27.29 per share. The aggregate price of the offering was approximately $119.3 million. The net offering proceeds to us after deducting underwriting discounts and commissions, as well as estimated offering expenses, were approximately $111.3 million. We incurred total expenses in connection with the offering of approximately $8.0 million which consisted of approximate direct payments of:

(i) $772,000 in legal, accounting and printing fees

(ii) $7,155,000 in underwriters’ discounts, fees and commissions and

(iii) $75,000 in miscellaneous expenses

We have used a portion of, and intend to continue to use, the proceeds of our follow-on offering for general corporate and research and development expenses, including for our clinical trials for our product candidates, the generation and submission of an NDA for iloperidone and our continuing efforts to obtain FDA approval of the NDA, the initiation and implementation of our commercialization strategy of iloperidone, and clinical manufacturing and other expenses relating to the development of our lead product candidates, however, given the recent decision by the FDA with respect to our NDA for iloperidone, we have suspended all iloperidone-related activities pending further review by management and discussion with the FDA. The unused net proceeds from the follow-on offering are invested in investment grade securities. This use of proceeds is not materially different from the use of proceeds described in the final prospectuses for our follow-on offering.

The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product development and commercialization efforts and the amount of cash used by our operations.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On November 3, 2008 we received written notice from Novartis that our license agreement with respect to VSF-173, pursuant to which we had an exclusive worldwide license to develop and commercialize VSF-173, had terminated in accordance with its terms as a result of our failure to satisfy a specific development milestone within the time period specified in the license agreement. As a result, we no longer have any rights with respect to VSF-173 and Novartis has a non-exclusive worldwide license to all information and intellectual property generated by us or on our behalf related to our development of VSF-173. We are currently evaluating any options that we may have with respect to VSF-173, which may include the possibility of entering into a new license agreement or other arrangement with Novartis to allow us to resume our development of VSF-173; however, there can be no assurance that we will be able to enter into such an agreement or arrangement on acceptable terms, or at all.

Item 6.	Exhibits.

Description
Exhibit
Number

3.8	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006 and incorporated herein by reference).
3.10	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K as filed on September 25, 2008 and incorporated herein by reference).
4.5	Rights Agreement, dated as of September 25, 2008, between Vanda Pharmaceuticals Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K as filed on September 25, 2008 and incorporated herein by reference).
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 6, 2008

/s/  Steven A. Shallcross
Steven A. Shallcross
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

November 6, 2008

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit
Number	Description

3.8	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006 and incorporated herein by reference).
3.10	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K as filed on September 25, 2008 and incorporated herein by reference).
4.5	Rights Agreement, dated as of September 25, 2008, between Vanda Pharmaceuticals Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K as filed on September 25, 2008 and incorporated herein by reference).
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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