Form 10-K
period 2008-12-31
Vanda Pharmaceuticals Inc.
filed 2009-03-13
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51863

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0491827 (I.R.S. Employer Identification No.)

9605 Medical Center Drive, Suite 300
Rockville, Maryland 20850
(240) 599-4500
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001	The Nasdaq Stock Market LLC
(NASDAQ Global Market)
Rights to Purchase Series A Junior Participating Preferred Stock	The Nasdaq Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

The aggregate market value of the 17,756,198 shares of Common Stock held by non-affiliates of the registrant was $58,417,891 as of the last business day of the registrant’s most recently completed second quarter based on the closing price of the registrant’s Common Stock on such date. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 11, 2009 was 26,653,478.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this annual report on Form 10-K.

Vanda Pharmaceuticals Inc.
Form 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” under the securities laws. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” and “could,” and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Vanda Pharmaceuticals Inc. (We, Vanda or the Company) is at an early stage of development and may not ever have any products that generate significant revenue. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	delays in the completion of our clinical trials;

•	a failure of our product candidates to be demonstrably safe and effective;

•	our failure to obtain regulatory approval for our products or to comply with ongoing regulatory requirements;

•	a lack of acceptance of our product candidates in the marketplace, or a failure to become or remain profitable;

•	our expectations regarding trends with respect to our costs and expenses;

•	our inability to obtain the capital necessary to fund our research and development activities;

•	our failure to identify or obtain rights to new product candidates;

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	a loss of any of our key scientists or management personnel;

•	losses incurred from product liability claims made against us; and

•	a loss of rights to develop and commercialize our products under our license and sublicense agreements.

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

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained in this annual report on Form 10-K. We also encourage you to read Item 1A of Part 1 of this annual report on Form 10-K, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage drug candidates for central nervous system disorders, with exclusive worldwide commercial rights to two product candidates in clinical development. We believe that each of our product candidates will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•	Iloperidone, a compound for the treatment of schizophrenia. On November 27, 2007, the United States Food and Drug Administration (FDA) accepted a New Drug Application (NDA) for iloperidone for the treatment of schizophrenia. In July 2008, we announced that the FDA had determined that our NDA was not approvable and indicated, among other things, that we would have to conduct additional studies and submit that data before the FDA would approve iloperidone for commercial sale for the treatment of schizophrenia. In September 2008, we met with the FDA to discuss the FDA’s determination. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008. The FDA accepted our complete response for review and has set a new target action date of May 6, 2009. There are no guarantees that the FDA will provide its response by May 6, 2009, nor can there be any assurances that any such response will be favorable. Pending the FDA’s reply to our complete response, we have suspended all non-essential iloperidone-related activities.

•	Tasimelteon, a compound for the treatment of sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). In November 2006, Vanda announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008, the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. We will have to conduct additional trials prior to our filing of an NDA for tasimelteon. Tasimelteon is also ready for Phase II trials for the treatment of depression. Pending a response from the FDA with respect to our NDA for iloperidone, Vanda is concentrating its efforts on the design and evaluation of clinical development options for tasimelteon.

We hold exclusive, worldwide rights to the above compounds and, assuming successful outcomes of our clinical trials and approval by the FDA, we expect to commercialize iloperidone with our own sales force and/or commercial partners in the United States and to seek partners for commercialization of the compound outside of the United States. Given the range of potential indications for tasimelteon, we intend to pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

On November 3, 2008, we received written notice from Novartis that the license agreement related to VSF-173, a compound for the treatment of excessive sleepiness that we had been developing, had terminated in accordance with its terms as a result of our failure to satisfy a specific development milestone within the time period specified in the license agreement. As a result, we no longer hold any rights with respect to VSF-173 and Novartis has a non-exclusive worldwide license to all information and intellectual property generated by or on behalf of Vanda related to its development of VSF-173. We are currently evaluating any options that we may have with respect to VSF-173, which may include the possibility of entering into a new license agreement or other arrangement with Novartis to allow us to resume our development of VSF-173; however, there can be no assurance that we will be able to enter into such an agreement or arrangement on acceptable terms, or at all.

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

Our two product candidates target large prescription markets with significant unmet medical needs. Sales of antipsychotic drugs were approximately $20 billion in 2007, according to “Health Market Prognosis” by IMS, a leading pharmaceutical market research company. These sales were achieved despite the safety concerns, moderate efficacy and poor patient compliance that are associated with these drugs. We believe that iloperidone may address some of the shortcomings of currently available drugs, based on its observed safety profile and the extended release injectable formulation for iloperidone that we plan to develop further. According to IMS, in 2006, sales of insomnia drugs generated more than $4 billion in worldwide sales and worldwide sales of anti-depressants exceeded $19 billion. However, approved drugs in both the sleep and mood disorders markets have sub-optimal safety and efficacy profiles. We believe tasimelteon may represent a breakthrough in each of these markets, based on the compound’s demonstrated efficacy and safety to date and its novel mechanism of action.

Our strategy

Our goal is to create a leading biopharmaceutical company focused on developing and commercializing products that address critical unmet medical needs through the application of our drug development expertise and our pharmacogenetics and pharmacogenomics expertise. The key elements of our strategy to accomplish this goal are to:

•	Pursue the clinical development and regulatory approval of our current product candidates. On November 27, 2007, the FDA accepted the NDA for iloperidone for the treatment of schizophrenia. In July 2008, we announced that the FDA had determined that our NDA was not approvable. On November 6, 2008, we submitted a complete response to the not-approvable letter. The FDA has accepted the complete response for review and has set a new target action date of May 6, 2009. Pending the FDA’s reply to our complete response, we have suspended all non-essential iloperidone-related activities. We have successfully completed a Phase III trial of tasimelteon in transient insomnia and announced positive top-line results in November 2006. In addition, we have successfully completed a Phase III trial of tasimelteon in chronic primary insomnia and announced positive top-line results in June 2008. We will need to conduct additional Phase III trials of tasimelteon in chronic sleep disorders prior to filing an NDA for this compound. Tasimelteon is also ready for Phase II trials for the treatment of depression.

•	Develop a focused commercialization capability in the United States. Because we believe that the number of physicians that would generate the majority of prescriptions in the United States for schizophrenia is relatively small, we believe that we can cost-effectively develop our own sales force to market and sell iloperidone in the United States.

•	Enter into partnerships to extend our commercial reach. We intend to seek commercial partners for iloperidone outside the United States and, even if we are able to develop our own sales force to market and sell iloperidone in the United States, we may decide to commercialize iloperidone in the United States with a partner, rather than on our own. In addition, given the range of potential indications for tasimelteon, we intend to pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

•	Apply our pharmacogenetics and pharmacogenomics expertise to differentiate our products. We believe that our pharmacogenetics and pharmacogenomics expertise will yield new insights into our product candidates. These insights may enable us to target our products to certain patient populations and to identify unexpected conditions for our product candidates to treat.

•	Expand our product portfolio through the identification and acquisition of additional compounds. We intend to continue to draw upon our clinical development expertise and pharmacogenetics and pharmacogenomics expertise to identify and pursue additional clinical-stage compounds.

Development programs

We have the following product candidates in clinical development:

Product candidate	Target indications	Clinical status

Iloperidone (Oral)	Schizophrenia	Pending FDA decision; PDUFA date May 6, 2009
Iloperidone (Injectible)	Schizophrenia	Ready for Phase II trial

Tasimelteon	Sleep Disorders, including CRSD	Phase III trial for transient insomnia completed in 2006
Phase III trial for chronic primary insomnia completed in 2008
	Depression	Ready for Phase II trial

Iloperidone

We are developing iloperidone, a compound for the treatment of schizophrenia. The FDA accepted our NDA for iloperidone for the treatment of schizophrenia on November 27, 2007. The application included data from 35 clinical trials and more than 3,000 patients treated with iloperidone and also contains pharmacogenetic data aimed to further improve the benefit/risk profile of iloperidone in the treatment of patients with schizophrenia. In July 2008, we announced that the FDA had determined that our NDA for iloperidone was not approvable and indicated, among other things, that we would have to conduct additional studies and submit that data before the FDA would approve iloperidone for commercial sale for the treatment of schizophrenia. In September 2008, we met with the FDA to discuss the FDA’s determination. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008. The FDA accepted our complete response for review and has set a new target action date of May 6, 2009. There are no guarantees that the FDA will provide its response by May 6, 2009, nor can there be any assurances that any such response will be favorable. Pending the FDA’s reply to our complete response, we have suspended all non-essential iloperidone-related activities.

Therapeutic opportunity

Schizophrenia is a chronic, debilitating mental disorder characterized by hallucinations, delusions, racing thoughts and other psychotic symptoms (collectively referred to as “positive symptoms”), as well as moodiness, anhedonia (inability to feel pleasure), loss of interest, eating disturbances and withdrawal (collectively referred to as “negative symptoms”), and additionally attention and memory deficits (collectively referred to as “cognitive symptoms”). Schizophrenia develops in late adolescence or early adulthood in approximately 1% of the world’s population. Most schizophrenia patients today are treated with drugs known as “atypical” antipsychotics, which were first approved in the U.S. in the late 1980s. These antipsychotics have been named “atypical” for their ability to treat a broader range of negative symptoms than the first-generation “typical” antipsychotics, which were introduced in the 1950s and are now generic. Atypical antipsychotics are generally regarded as having improved side effect profiles and efficacy relative to typical antipsychotics and currently comprise approximately 90% of schizophrenia prescriptions. The global market for atypical antipsychotics was in excess of $20 billion in 2007, according to IMS. Currently approved atypical antipsychotics include olanzapine (Zyprexa®) by Eli Lilly and Company, risperidone (Risperdal®) and paliperidone (Invega®), each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., quetiapine (Seroquel®) by AstraZeneca, aripiprazole (Abilify®) by Bristol-Myers Squibb (BMS), ziprasidone (Geodon®) by Pfizer, and generic clozapine.

Limitations of current treatments

The treatment of schizophrenia remains challenging because currently approved antipsychotics, even atypical antipsychotics, often induce serious side effects and offer only modest and occasional efficacy. Side effects include weight gain, diabetes, extrapyramidal symptoms (involuntary bodily movements), hyperprolactinemia (an elevated secretion of the hormone prolactin which can lead to sexual dysfunction and breast development and milk secretion in women and men), increased somnolence (sleepiness) and cognition difficulties. The side-effect profile and modest efficacy of currently available antipsychotics result in poor patient compliance with prescribed drug regimens. Consequently, there remains a high degree of dissatisfaction with atypical antipsychotics among physicians and patients. Research by LEK Consulting LLC (LEK Consulting), a leading consulting firm, supports this, showing that physicians employ a “trial-and-error” approach of prescribing a series of different atypical antipsychotics as they attempt to balance side effects and symptom management in each patient. In addition, the Clinical Antipsychotic Trials of Interventional Effectiveness (CATIE) study, conducted by the National Institute of Mental Health and reported in The New England Journal of Medicine, found that 74% of patients taking antipsychotics discontinued treatment within 18 months. The average time to discontinuation for these patients in the CATIE study was approximately 6 months.

Potential advantages of iloperidone

Iloperidone may offer several advantages over existing therapies. However, the definitive profile of the efficacy and safety of iloperidone will be determined by the final label approved by the FDA. Iloperidone is currently under review by the FDA for the treatment of schizophrenia, with a PDUFA target action date of May 6, 2009. Therefore, the following should not be considered a discussion of the definitive clinical profile of iloperidone.

•	Efficacy and safety. In a complete program of Phase II and Phase III trials comprising more than 3,000 patients, iloperidone showed efficacy equivalent to other atypical antipsychotics, as well as a reduced risk of the side effects most associated with atypical antipsychotics, including low weight gain, no induction of diabetes, low extrapyramidal symptoms, including no akathisia (inability to sit still), no hyperprolactinemia, low incidence of sleepiness and low negative effects on cognition relative to placebo. Like other atypical antipsychotics, iloperidone is associated with a prolongation of the heart’s QTc interval, but in no instance did any patient taking iloperidone in the controlled portion of a clinical trial have an interval exceeding a 500-millisecond threshold that the FDA has identified as being of particular concern. Two patients experienced a prolongation of 500 milliseconds or more during the open-label extension of one trial. We believe that the safety profile of iloperidone may result in improved patient compliance with their treatment regimen.

•	Extended-release injectable formulation. Prior to our voluntary suspension of all nonessential iloperidone-related activities pending the FDA’s reply to our complete response to the not-approvable letter, we were developing an extended-release injectable formulation for iloperidone, which is administered once every four weeks and which we believe will be a compelling complement to our oral formulation for both physicians and patients. Novartis conducted a two-month Phase I/IIa safety trial of this formulation in schizophrenia patients, in which it demonstrated the benefit of consistent release over a four-week time period with no greater side effects relative to oral dosing. If the FDA approves the oral formulation of iloperidone, we intend to resume the development of the injectable formulation and we believe we will need to conduct additional trials with this formulation to be able to file for FDA approval. The commercial potential for our extended-release injectable formulation has been demonstrated by the success of the injectable formulation for risperidone, Risperdal® Consta®, which achieved worldwide sales of approximately $1.1 billion in 2007, according to Alkermes Company press releases. We believe that our four-week formulation for iloperidone will be an attractive alternative to Risperdal® Consta®, which is required to be injected once every two weeks. Additionally, and unlike Risperdal® Consta®, we do not believe that the injectable formulation for iloperidone will require oral titration, which would result in simplified dosing.

Additionally, we plan to continue to apply our pharmacogenetics and pharmacogenomics expertise to develop tools that may allow physicians to avoid the “trial-and-error” approach to prescribing antipsychotic medications for their patients.

•	Pharmacogenetic evaluation of iloperidone’s efficacy. Based on the results of our most recent Phase III trial, as well as analyses of prior clinical data for iloperidone, we have determined that certain patients may be more likely to respond to iloperidone and to enjoy better treatment results relative to the general schizophrenia patient population. These patients have a common mutation of a gene, linked to central nervous system function, that is estimated to occur in approximately 70% of schizophrenia patients. We developed a genetic test which we used in our recently completed Phase III trial and confirmed this correlation. According to market research conducted by LEK Consulting, physicians treating schizophrenia patients would enthusiastically welcome a genetic test that would enable them to identify likely responders to iloperidone, given the unpredictable efficacy and serious side effects currently associated with atypical antipsychotics, and be more likely to prescribe iloperidone as a result.

•	Pharmacogenetic evaluation of iloperidone’s safety. Based on the results of our most recent Phase III trial, and other pharmacogenetic analysis, we have discovered that patients with an uncommon mutation of a well understood gene affecting drug metabolism experience higher levels of iloperidone in their blood and may experience longer QTc intervals while taking iloperidone. We estimate that this genetic attribute is found in approximately 25-30% of schizophrenia patients, comprised of poor metabolizers (approximately 5-10% of schizophrenia patients) and intermediate metabolizers (approximately 20% of schizophrenia patients). We believe that certain physicians may choose to test patients for this mutation if they have a concern about QTc interval prolongation with respect to a particular patient.

Intellectual property

Iloperidone and its metabolites, formulations, genetic markers and uses are covered by a total of twenty-two patent and patent application families worldwide. The primary new chemical entity patent covering iloperidone expires normally in 2011 in the United States and 2010 in most of the major markets in Europe. In the United States, the United States Drug Price Competition and Patent Term Restoration act of 1984, more commonly known as the “Hatch-Waxman Act” provides for an extension of new chemical entity patents for a period of up to five years following the expiration of the patent covering that compound to compensate for time spent in development. We believe that iloperidone will qualify for the full five-year patent term extension. In Europe, similar legislative enactments provide for five-year extensions of new chemical entity patents through the granting of Supplementary Protection Certificates, and we believe that iloperidone will qualify for this extension as well. Consequently, assuming that we are granted all available extensions by the FDA and European regulatory authorities and that we receive regulatory approval, we expect that our rights to commercialize iloperidone will be exclusive until 2016 in the United States and until 2015 in Europe. Additionally, the patent application covering the depot formulation for iloperidone, if it is granted, will expire normally in 2022. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to iloperidone extend beyond 2020. Pursuant to a European Union directive, we may also acquire market exclusivity (sometimes referred to as, “data exclusivity”) in most European Union countries for iloperidone for a period of 10 years from the date of its regulatory approval in Europe (with the possibility for a further one-year extension), even though the European patents covering iloperidone will likely expire prior to the end of such 10-year period. No generic versions of iloperidone would be permitted to be marketed or sold during this 10-year period in most European countries.

We acquired worldwide, exclusive rights to the new chemical entity patent covering iloperidone and certain related intellectual property from Novartis under a sublicense agreement we entered into in 2004. Please see “License agreements” below for a more complete description of the rights we acquired from Novartis with respect to iloperidone.

Tasimelteon

Tasimelteon is an oral compound in development for sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia in November 2006. In June 2008, the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. Tasimelteon is also ready for Phase II trials for the treatment of depression.

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

There are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics, such as generic zolpidem, zolpidem tartrate (Ambien CR®, sanofi-aventis), eszopiclone (Lunesta®, Sepracor, Inc.) and zaleplon (Sonata®, King Pharmaceuticals, Inc.). Hypnotics work by acting upon a set of brain receptors known as GABA receptors, which are separate and distinct from the melatonin receptors to which tasimelteon binds. Several drugs in development, including indiplon (Neurocrine Biosciences), also utilize a mechanism of action involving binding to GABA receptors. Members of the benzodiazapine class of sedatives are also approved for insomnia, but their usage has declined due to an inferior safety profile compared to hypnotics. Anecdotal evidence also suggests that sedative antidepressants, such as trazodone and doxepin, are prescribed off-label for insomnia. The FDA approved drugs for treatment of insomnia also include ramelteon (Rozeremtm, Takeda Pharmaceuticals Company Limited), a compound with a mechanism of action similar to tasimelteon. There are no FDA-approved treatments for insomnia specifically related to Circadian Rhythm Sleep Disorders.

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

Potential advantages of tasimelteon

We believe that tasimelteon may offer efficacy similar to the most efficacious of the approved sleep drugs, and that it may provide significant benefits to patients beyond those offered by the approved drugs. We believe that tasimelteon is unlikely to be scheduled as a controlled substance by the DEA because Rozeremtm, which has a similar mechanism of action to tasimelteon, was shown not to have potential for abuse and was not classified as a Schedule IV controlled substance by the DEA. However, despite the fact that the drugs have a similar mechanism of action, our Phase III results have demonstrated that tasimelteon may offer superior sleep maintenance to Rozeremtm. Tasimelteon also appears to be safe and well-tolerated, with no significant side effects or effects on next-day performance. For patients with circadian rhythm disorders, tasimelteon may be able to align the patient’s sleep/wake cycle with his or her lifestyle, something we believe no approved sleep therapy has demonstrated. For example, in our Phase II trial of tasimelteon in transient insomnia with 37 healthy participants, tasimelteon induced a statistically significant (p<0.025) shift in circadian rhythm of up to five hours on the first night.

Overview of Phase III clinical trials

In November 2006, we reported positive top-line results in a randomized, double-blind, multi-center, placebo-controlled Phase III trial that enrolled 412 adults in a sleep laboratory setting using a phase-advance, first-night assessment model of induced transient insomnia. The trial examined tasimelteon dosed 30 minutes before bedtime at 20, 50 and 100 milligrams versus placebo.

Tasimelteon achieved significant results in multiple endpoints, demonstrating a benefit in both sleep onset, or time to fall asleep, and sleep maintenance, or ability to stay asleep. Based on these trial results, we believe that tasimelteon will compare favorably to efficacy achieved by currently approved insomnia drugs, not only for circadian rhythm sleep disorders but also for other types of insomnia. The Phase III trial also demonstrated that tasimelteon was safe and well-tolerated, with no significant side effects versus placebo and no impairment of next-day performance or mood.

In June 2008, we reported positive top-line results in a randomized, double-blind, placebo-controlled Phase III trail in chronic primary insomnia that enrolled 324 patients. The trial examined tasimelteon at 20 and 50 milligrams versus placebo over a period of 35 days. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. We will need to conduct additional Phase III trials of tasimelteon for the treatment of chronic sleep disorders to receive FDA approval of tasimelteon for the treatment of insomnia.

Potential indication for depression

We believe that tasimelteon may also be effective in treating depression. Agomelatine, another drug that acts on the brain’s melatonin receptors, has demonstrated efficacy and safety in the treatment of depression that compared favorably to an approved antidepressant, Paxil® (paroxetine, GSK), in a Phase III trial. While the precise mechanism for the effect of drugs like tasimelteon, agomelatine and Rozeremtm, which act on the brain’s melatonin receptors, is currently unknown, it is possible that, by improving sleep, these drugs could improve mood, since depressed patients are likely to have sleep disorders. It is also possible that mood disorders such as depression have an association with circadian rhythm misalignments.

Of the approximately 29 million adults in the United States who suffer from some form of depression, over 11 million are currently treated with a prescription antidepressant medication. Sales of antidepressants exceeded $19 billion globally in 2007, according to IMS.

We believe that tasimelteon will be differentiated from approved antidepressants in several ways. In the Phase III trial of agomelatine described above, agomelatine showed significantly improved mood in two weeks, versus four weeks for Paxil®. Consequently, tasimelteon may, with its similar properties to agomelatine, offer a more rapid onset of action than approved antidepressants. We believe that tasimelteon should also have an improved side effect profile when compared to approved products because we believe that it should not have the sexual side effects, weight gain, and sleep disruption associated with these products.

Tasimelteon is ready for Phase II trials in depression. It has demonstrated an antidepressant effect in animal models and has completed several Phase I trials, including one with four weeks of exposure, showing none of the serious side effects associated with the approved antidepressants.

Intellectual property

Tasimelteon and its formulations and uses are covered by a total of eleven patent and patent application families worldwide. The primary new chemical entity patent covering tasimelteon expires normally in 2017 in the United States and in most European markets. We believe that, like iloperidone, tasimelteon will meet the various criteria of the Hatch-Waxman Act and will receive five additional years of patent protection in the United States, which would extend its patent protection in the United States until 2022. In Europe, similar legislative enactments provide for five-year extensions of European new chemical entity patents through the granting of Supplementary Protection Certificates, and we believe that tasimelteon will qualify for such an extension, which would extend European patent protection for tasimelteon until 2022. Several other patent applications covering uses of tasimelteon will, if granted, provide exclusive rights for these uses until 2026. Our rights to the new chemical entity patent covering tasimelteon and related intellectual property have been acquired through a license with BMS. Please see “License agreements” below for a discussion of this license.

License agreements

Our rights to develop and commercialize our clinical-stage product candidates are subject to the terms and conditions of licenses granted to us by other pharmaceutical companies.

Iloperidone

We acquired exclusive worldwide rights to patents for iloperidone through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004, we acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In partial consideration for this sublicense, we paid Novartis an initial license fee of $500,000 and are obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. In November 2007, we met a milestone under this license agreement relating to the acceptance of our filing of the NDA for iloperidone for the treatment of schizophrenia and made a license payment of $5 million to Novartis.

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

Tasimelteon

In February 2004, we entered into a license agreement with BMS under which we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, we paid BMS an initial license fee of $500,000. We are also obligated to make future milestone payments to BMS of less than $40 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. We made a milestone payment to BMS of $1,000,000 under this license agreement in 2006 relating to the initiation of our first Phase III clinical trial for tasimelteon. We are also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that we receive from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. We have agreed with BMS in our license agreement for tasimelteon to use our commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work.

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

Either party may terminate the tasimelteon license agreement under certain circumstances, including a material breach of the agreement by the other. In the event that BMS has not exercised its option to reacquire the rights to tasimelteon and we terminate our license, or if BMS terminates our license due to our breach, all rights licensed and developed by us under this agreement will revert or otherwise be licensed back to BMS on an exclusive basis.

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

FDA approval process

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

Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve the application unless cGMP compliance is satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines that the NDA, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA may ultimately decide that the NDA does not satisfy the regulatory criteria for approval and refuse to approve the NDA by issuing a “not approvable” letter which is not subsequently withdrawn or reversed by the FDA.

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

On September 27, 2007, the Food and Drug Administration Amendments Act, or the FDAAA, was enacted into law, amending both the FDC Act and the Public Health Service Act. The FDAAA makes a number of substantive and incremental changes to the review and approval processes in ways that could make it more difficult or costly to obtain approval for new pharmaceutical products, or to produce, market and distribute existing pharmaceutical products. Most significantly, the law changes the FDA’s handling of postmarked drug product safety issues by giving the FDA authority to require post approval studies or clinical trials, to request that safety information be provided in labeling, or to require an NDA applicant to submit and execute a Risk Evaluation and Mitigation Strategy, or REMS.

The FDAAA also reauthorized the authority of the FDA to collect user fees to fund the FDA’s review activities and made certain changes to the user fee provisions to permit the use of user fee revenue to fund FDA’s drug safety activities and the review of Direct-to-Consumer advertisements.

In addition, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

The Hatch-Waxman Act

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the

ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which FDA cannot grant effective approval of an ANDA based on that listed drug.

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

Marketing and sales

We have suspended all pre-launch commercial activities relating to iloperidone pending the outcome of the FDA’s review of our complete response. We are uncertain at this time when or if we expect to start marketing iloperidone commercially. The time it takes to receive cash inflows from the sale of iloperidone is highly dependent on facts and circumstances that we may not be able to control and are subject to a number of risks. We currently have limited sales, marketing or distribution capabilities and do not plan to continue to develop these capabilities internally, or enter into partnering arrangements to the extent that we believe large sales and marketing forces will be necessary at this time. However, because we believe that the number of physicians that would generate the majority of prescriptions for iloperidone in the United States is relatively small, we believe that we can cost-effectively develop our own sales force to market and sell iloperidone in the United States. We intend to seek commercial partners for iloperidone outside the United States and, even if we are able to develop our own sales force to market and sell iloperidone in the United States, we may decide to commercialize iloperidone in the United States with a partner, rather than on our own. In addition, given the range of potential indications for tasimelteon, we intend to pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

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

Our two current compounds in clinical development are covered by new chemical entity and other patents. These patents cover the active portions of our compounds and provide patent protection for all formulations containing these active portions. The new chemical entity patent for iloperidone is owned by sanofi-aventis, and other patents and patent applications relating to iloperidone are owned by Novartis. BMS owns the new chemical entity patent for tasimelteon. For both compounds we have obtained exclusive worldwide rights to develop and commercialize the compounds covered by these patents through license and sublicense arrangements. For more on these license and sublicense arrangements, please see “License agreements” above. In addition, we have generated intellectual property, and filed patent applications covering this intellectual property, for each of the compounds.

The new chemical entity patent covering iloperidone expires normally in 2011 in the United States and in 2010 in most European markets. The new chemical entity patent covering tasimelteon expires in 2017 in the United States and most European markets. Additionally, for each of our late-stage compounds, an additional period of exclusivity in the United States of up to five years following the expiration of the patent covering that compound may be obtained pursuant to the Hatch-Waxman Act. Assuming we gain such a five-year extension and that we continue to have our intellectual property rights under our sublicense and license agreements, we would have exclusive new chemical entity patent rights in the U.S. for iloperidone until 2016 and for tasimelteon until 2022. In Europe, similar legislative enactments may allow us to obtain five-year extensions of the European new chemical entity patents covering our product candidates through the granting of Supplementary Protection Certificates, which would allow us to have exclusive European new chemical entity patent rights for iloperidone until 2015 and for tasimelteon until 2022. Additionally, a directive in the European Union allows companies who receive European regulatory approval for a new compound to have a 10-year period of market exclusivity in most European countries for that compound (with the possibility of a further one-year extension), beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. No generic version of an approved drug may be marketed or sold in most European countries during this 10-year period. This directive may be of particular importance with respect to iloperidone, since the European new chemical entity patent for iloperidone will likely expire prior to the end of this 10-year period of market exclusivity.

Aside from the new chemical entity patents covering our current late-stage compounds, as of December 31, 2008 we had twenty-two pending provisional patent applications in the United States, five U.S. national stage applications under U.S.C. 371 and five pending Patent Cooperation Treaty applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering other product candidates, pharmaceutical compositions, genetic markers, and methods of use.

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

compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia (or for which an NDA has been recently filed) include indiplon (Neurocrine Biosciences, Inc.) and low-dose doxepin (Silenortm) by Somaxon Pharmaceuticals, Inc.

•	For tasimelteon in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Wellbutrin® (buproprion) by GSK, Cymbalta® (duloxetine) by Eli Lilly, and Valdoxan (agomelatine) by Novartis and Les Laboratories Servier.

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

Employees

On December 16, 2008, we committed to a plan of termination that resulted in a work force reduction of 17 employees, including two officers, in order to reduce operating costs. We commenced notification of employees affected by the workforce reduction on December 17, 2008. As of December 31, 2008, we employed 24 full-time employees. This represents approximately a 55% decrease from the 53 employees we had on August 1, 2008.

Of the 24 full-time employees we had as of December 31, 2008, 15 were primarily engaged in research and development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, iloperidone, a compound for the treatment of schizophrenia. Our near-term ability to generate revenues and our future success, in large part, depends on the development and commercialization of iloperidone.

In November 2007, we announced that the FDA had accepted our New Drug Application (NDA) for iloperidone in schizophrenia. On July 25, 2008, we received a letter from the FDA stating that our NDA for iloperidone in schizophrenia was not approvable. The FDA indicated that it would require an additional clinical trial comparing iloperidone to placebo and including an active comparator such as olanzapine (Zyprexa®, Eli Lilly and Company) or risperidone (Risperdal®, Ortho-McNeil-Janssen Pharmaceuticals, Inc.) in patients with schizophrenia to further demonstrate the compound’s efficacy. The FDA also stated that it would require us to obtain additional safety data for patients at a dose range of 20 to 24 mg/day of iloperidone. On September 10, 2008, we met with the FDA to discuss the FDA’s position. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008. The FDA accepted the complete response for review and has set a new target action date of May 6, 2009. If we are unable to satisfactorily demonstrate efficacy compared to placebo as well as an active comparator, if the FDA disagrees with our characterization approach or does not agree that we have demonstrated adequate efficacy for iloperidone, if we fail to resolve questions raised in the FDA’s correspondence regarding the iloperidone NDA or if we otherwise fail to meet FDA requirements for the NDA or obtain FDA approval for, and successfully commercialize, iloperidone, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

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

In November 2007, we announced that the FDA had accepted the NDA for iloperidone in schizophrenia. In July 2008, we announced that the FDA had determined that our NDA was not approvable and indicated, among other things, that we would have to conduct additional studies and submit that data before the FDA would approve iloperidone for commercial sale for the treatment of schizophrenia. Performance and completion of additional clinical studies will require years of testing and, even if positive results are achieved, may not result in the FDA’s approval of iloperidone. In September 2008, we met with the FDA to discuss the FDA’s determination. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008. The FDA has accepted the complete response for review and has set a new target action date of May 6, 2009. We have no assurances that the response we receive from the FDA will be favorable. An unfavorable response may have a materially harmful effect on our business.

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

If we fail to obtain the capital necessary to fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our product candidates with third parties on terms that may not be attractive to us.

Our activities will necessitate significant uses of working capital for the foreseeable future. Our capital requirements will depend on many factors, including the success of our research and development efforts, the satisfaction of certain regulatory requirements, payments received under contractual agreements with other parties, if any, and the status of competitive products. However, given the recent decision by the FDA with respect to the NDA for iloperidone, and that any additional study or studies required by the FDA in order to obtain approval of iloperidone would require significant capital in excess of our currently available resources, we are now operating under a reduced spending plan and believe that, if we continue to operate under our reduced spending plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund operations at least through 2010. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will not conduct any additional clinical trials for either of the oral or injectable formulations of iloperidone, that we will not engage in any further commercial activities related to iloperidone, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not conduct additional trials for tasimelteon, that we will be able to retain our key personnel, that we will continue to seek FDA approval of iloperidone, that we will continue to evaluate clinical and pre-clinical compounds for potential development, and that we will not incur any significant contingent liabilities.

We may need to raise additional funds if one or more of our assumptions proves to be incorrect or if we choose to resume our commercialization efforts with respect to iloperidone, expand our product development efforts, conduct additional clinical trials for one or more of our product candidates or seek to acquire additional product candidates, and we may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. Given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations, or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair our ability to realize value from that product candidate.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate with precision the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly if we receive FDA approval of our iloperidone NDA and resume commercial planning and activities or we otherwise increase our research, clinical development and administrative activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds and product candidates since March 2003. As of December 31, 2008, we have accumulated net losses of approximately $225.0 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We believe the primary competitors for each of our product candidates are as follows:

•	For iloperidone in the treatment of schizophrenia, the atypical antipsychotics risperidone, including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Bristol-Myers Squibb Company/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Solvay S.A./Lundbeck A/S), and asenapine (Schering-Plough Corporation) and pimavanserin (Acadia Pharmaceuticals).

•	For tasimelteon in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® CR (zolpidem) by sanofi-aventis, Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia (or for which an NDA has been recently filed) include indiplon (Neurocrine Biosciences, Inc.) low-dose doxepin (Silenortm) by Somaxon Pharmaceuticals, Inc. and Intermezza® (zolpidem tartarate sublingual lozenge) by Transcept Pharmaceuticals, Inc.

•	For tasimelteon in the treatment of depression, generic antidepressants such as paroxetine, sertraline, fluoxetine and buproprion, Lexapro® (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Cymbalta® (duloxetine) by Eli Lilly and Valdoxan (agomelatine) by Novartis and Les Laboratories Servier.

Additionally, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of cheaper, generic products, which could make our products less attractive.

We have no experience selling, marketing or distributing products and no internal capability to do so.

At present, we have limited marketing and sales personnel. In order for us to commercialize any of our product candidates following regulatory approval, if any, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may not be able to establish sales and distribution partnerships on acceptable terms or at all, and if we do enter into a distribution arrangement, our success will be dependent upon the performance of our partner. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products without partners or licensees include:

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

We will need to increase the size of our organization upon regulatory approval of any of our product candidates, if any, and we may experience difficulties in managing this growth.

As of December 31, 2008, we had 24 full-time employees. While we have currently suspended our commercial activities and are operating under a reduced spending plan, if we resume our commercial activities, we will need to expand our managerial, operational, financial and other resources in order for us to manage and fund our operations, continue our development activities and commercialize our product candidates. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

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

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our product candidates in clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our compounds are intended to treat behavioral disorders, and it is possible that we may be held liable for the behavior and actions of patients who use our compounds. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products. Although we maintain product liability insurance, our aggregate coverage limit under this insurance is $5,000,000, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. In addition, product liability insurance is becoming increasingly expensive, and we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.

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

On September 27, 2007, then-President Bush signed into law the Food and Drug Administration Amendments Act of 2007 or the FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at assuring drug safety and monitoring the safety of drug products after approval. The recently enacted amendments would among other things, require some new drug applicants to submit risk evaluation and minimization strategies to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Companies that violate the new law are subject to substantial civil monetary penalties. Additional measures have also been enacted to address the perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. While we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry as well as our business will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products. Our ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

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

Tasimelteon is based in part on patents that we have licensed on an exclusive basis and other intellectual property licensed from Bristol-Myers Squibb Company (BMS). BMS holds certain rights with respect to tasimelteon in the license agreement. If we have not agreed to one or more partnering arrangements to develop and commercialize tasimelteon in certain significant markets with one or more third parties after the completion of the Phase III program, BMS has the option to exclusively develop and commercialize tasimelteon on its own on pre-determined financial terms, including milestone and royalty payments. BMS may terminate our license if we fail to meet certain milestones or if we otherwise breach our royalty or other obligations in the agreement. In the event that we terminate our license, or if BMS terminates our license due to our breach, all of our rights to tasimelteon (including any intellectual property we develop with respect to tasimelteon) will revert back to BMS or otherwise be licensed back to BMS on an exclusive basis. Any termination or reversion of our rights to develop or commercialize tasimelteon, including any reacquisition by BMS of our rights, may have a material adverse effect on our business

If our efforts to protect the proprietary nature of the intellectual property related to our products are not adequate, we may not be able to compete effectively in our markets.

In addition to the rights we have licensed from Novartis and BMS relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of December 31, 2008 we had twenty-two pending provisional patent applications in the United States, five U.S. national stage applications under U.S.C. 371 and five pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the U.S., relating to our product candidates in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

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

The stock market has from time to time experienced significant price and volume fluctuations, and the market prices of the securities of life sciences companies without product revenues, such as ours, have historically been highly volatile. Between December 31, 2007 and December 31, 2008, the high and low sale prices of our common stock as reported on the NASDAQ Global Market varied between $7.13 and $0.45. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

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

A small number of institutional investors and private equity funds hold a significant number of shares of our common stock. Sales by these stockholders of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock. Additionally, a small number of early investors in our company have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition to our outstanding common stock, as of December 31, 2008, there were a total of 4,453,629 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

If we fail to maintain the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Our common stock has recently closed at prices below the minimum bid requirement. If the closing bid price of a share of the Company’s common stock were to fall below $1.00 for a period of thirty (30) consecutive business days, the Company would receive a deficiency notice from NASDAQ advising us that we have 180 calendar days to regain compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum closing bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. On October 16, 2008, NASDAQ announced that, effective as of such date and through Friday, January 16, 2009, it has suspended the enforcement of the rules requiring a minimum $1.00 closing bid price. NASDAQ has extended its suspension of the rules requiring a minimum $1.00 closing bid price. These rules will be reinstated on Monday, April 20, 2009. If in the future, we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the over-the-counter bulletin board. There are many factors that may adversely affect our minimum bid price, including those described in Item 1A “Risk Factors” of Part I of this annual report on Form 10-K, which contains a more complete discussion of those factors and other risks. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

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

We may lose some or all of the value of some of our marketable securities.

We engage one or more third parties to manage some of our cash consistent with an investment policy that allows a range of investments and maturities. The investments are intended to preserve principal while providing liquidity adequate to meet projected cash requirements. Risks of principal loss are intended to be minimized through diversified short and medium term investments of high quality, but the investments are not, in every case, guaranteed or fully insured. In light of recent changes in the credit market, some high quality short-term investment securities, similar to the types of securities that we invest in, have suffered illiquidity or events of default. From time to time, we may suffer losses on our marketable securities, which could have a material adverse impact on our operations.

Unstable market conditions may have serious adverse consequences on our business.

The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a lingering economic downturn or significant increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans.

There is a risk that one or more of our current service providers, manufacturers and other partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

One of our stockholders has notified us that it intends to nominate a competing slate of directors for election at this year’s annual meeting of stockholders and to propose resolutions to our stockholders relating to our bylaws and the ongoing operations of our company.

On February 13, 2009, we received two letters from one of our stockholders, Tang Capital Partners, LP (TCP), stating its intent to, among other things, nominate two directors to stand for election at our 2009 annual meeting of stockholders and submit proposals at the annual meeting to amend our bylaws and request that our board of directors take action to liquidate the Company. TCP seeks to replace two directors, our current Chief Executive Officer and the Chairman of our board.

TCP has also notified us that it intends to propose a series of amendments to our bylaws which, if approved by the affirmative vote of at least 80% of the voting power of all of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors, would require unanimous approval of the members of the board of directors for a number of critical operating matters, including raising capital, executing material contracts, and hiring certain key employees. If the proposed bylaw amendments are approved, it will be very difficult for us to implement our current strategy and further the development of our compounds because, not withstanding a consensus on the board, any one director, whether nominated by the board, TCP or any other stockholder, will have a veto on these and other critical operating matters.

In addition, TCP has requested that our board of directors take action to liquidate the Company and distribute the remaining cash to our stockholders. If we fail to take such action, TCP or other stockholders may attempt to compel a liquidation of the Company through litigation or some other means. Such litigation could result in substantial costs and divert management’s attention and resources, which could harm our business, operating results and financial conditions.

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

Our common stock is quoted on The NASDAQ Global Market under the symbol “VNDA.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The NASDAQ Global Market.

Year Ended December 31, 2007	High	Low

First quarter 2007	$32.00	$21.69
Second quarter 2007	$24.31	$18.75
Third quarter 2007	$21.50	$13.23
Fourth quarter 2007	$19.40	$6.49

Year Ended December 31, 2008	High	Low

First quarter 2008	$7.13	$2.70
Second quarter 2008	$6.59	$2.98
Third quarter 2008	$4.03	$0.76
Fourth quarter 2008	$1.02	$0.45

As of March 11, 2009, there were 27 holders of record of our common stock.

Dividends

The Company has not paid dividends to its shareholders (other than a dividend of preferred share purchase rights which was declared on September 25, 2008) since its inception and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

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

The consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005, 2004 and for the period from March 13, 2003 (inception) to December 31, 2003 and the consolidated balance sheet data as of December 31, 2006, 2005, 2004 and 2003 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled “Management’s discussion and analysis of financial condition and results of operations” included in this annual report on Form 10-K.

						Period from
						March 13, 2003
						(Inception) to
	Year Ended December 31,					December 31,
	2008	2007	2006	2005	2004	2003

Statements of operations data
Revenue	$—	$—	$—	$—	$33,980	$47,565
Operating expenses:
Research and development	23,935,541	47,234,867	52,070,776	16,890,615	7,442,983	2,010,532
General and administrative	28,909,580	32,803,508	13,637,664	7,396,038	2,119,394	1,052,659

Total operating expenses	52,845,121	80,038,375	65,708,440	24,286,653	9,562,377	3,063,191

Loss from operations	(52,845,121)	(80,038,375)	(65,708,440)	(24,286,653)	(9,528,397)	(3,015,626)
Total other income, net	1,780,880	5,978,564	2,197,821	410,001	59,060	44,805

Loss before tax provision	(51,064,241)	(74,059,811)	(63,510,619)	(23,876,652)	(9,469,337)	(2,970,821)
Tax provision	—	9,879	549	7,649	4,949	—

Net loss	(51,064,241)	(74,069,690)	(63,511,168)	(23,884,301)	(9,474,286)	(2,970,821)
Beneficial conversion feature-deemed dividend to preferred stockholders(1)	—	—	—	(33,486,623)	—	—

Net loss attributable to common stockholders	$(51,064,241)	$(74,069,690)	$(63,511,168)	$(57,370,924)	$(9,474,286)	$(2,970,821)

Basic and diluted net loss per share applicable to common stockholders	$(1.92)	$(2.81)	$(3.97)	$(3,374.33)	$(3,137.18)	$(983.72)
Shares used in calculation of basic and diluted net loss per shares attributable to common stockholders	26,650,126	26,360,177	16,001,815	17,002	3,020	3,020

(1)	In September and December of 2005, we completed the sale of an additional 27,235,783 shares of Series B preferred stock for net proceeds of approximately $33.5 million. After evaluating the fair value of the common stock obtainable upon conversion by the stockholders, we determined that the issuance of the Series B preferred stock sold in 2005 resulted in a beneficial conversion feature which was fully accreted in 2005 and is recorded as a deemed dividend to preferred stockholders of approximately $33.5 million for the year ended December 31, 2005.

	As of December 31,
	2008	2007	2006	2005	2004	2003

Balance sheet data
Cash and cash equivalents	$39,079,304	$41,929,533	$30,928,895	$21,012,815	$16,259,770	$7,165,722
Marketable securities	7,378,798	51,223,291	941,981	10,141,189	—	—
Working capital	44,334,703	74,177,567	24,714,285	28,308,434	14,827,621	6,204,248
Total assets	49,933,843	96,860,780	36,260,276	35,752,770	17,752,241	8,385,913
Total liabilities	3,913,569	13,131,849	9,503,404	5,087,963	1,808,654	1,378,880
Convertible preferred stock	—	—	—	61,795,187	28,308,564	9,963,541
Deficit accumulated during the development stage	(224,974,507)	(173,910,266)	(99,840,576)	(36,329,408)	(12,445,107)	(2,970,821)
Total stockholders’ equity	46,020,274	83,728,931	26,756,872	30,664,807	15,943,587	7,007,033

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage product candidates for central nervous system disorders, with exclusive worldwide commercial rights to two product candidates in clinical development. Our lead product candidate, iloperidone, is a compound for the treatment of schizophrenia. On November 27, 2007, the United States Food and Drug Administration (FDA) accepted our New Drug Application (NDA) for iloperidone in schizophrenia. In July 2008, we announced that the FDA had determined that our NDA was not approvable and indicated, among other things, that we would have to conduct additional studies and submit that data before the FDA would approve iloperidone for commercial sale for the treatment of schizophrenia. In September 2008, we met with the FDA to discuss the FDA’s determination. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008. The FDA accepted the complete response for review and has set a new target action date of May 6, 2009. There are no guarantees that the FDA will provide its response by May 6, 2009, nor can there be any assurances that any such response will be favorable. Pending the FDA’s reply to our complete response, we have suspended all non-essential iloperidone-related activities. Our second product candidate, tasimelteon is a compound for the treatment of sleep and mood disorders. In November 2006, we announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia. In June 2008, the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. Tasimelteon is also ready for Phase II trials for the treatment of depression.

We will have to conduct additional Phase III trials for tasimelteon in chronic sleep disorders prior to our filing of an NDA for tasimelteon. Assuming successful outcomes of our clinical trials and approval by the FDA, we expect to commercialize iloperidone with our own sales force and/or commercial partners in the United States, and to seek partners for commercialization of the compound outside of the United States. Given the range of potential indications for tasimelteon, we intend to pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

We are a development stage enterprise and have accumulated net losses of approximately $225.0 million since the inception of our operations through December 31, 2008. We have no product revenues to date and have no approved products for sale. Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our product candidates. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product candidate, iloperidone, and on the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part I of this report, entitled “Risk Factors.”

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

Our activities will necessitate significant uses of working capital for the foreseeable future. Our capital requirements will depend on many factors, including the success of our research and development efforts, the satisfaction of certain regulatory requirements, payments received under contractual agreements with other parties, if any, and the status of competitive products. However, given the receipt of the not-approvable letter from the FDA with respect to the NDA for iloperidone, and that any additional studies required by the FDA prior to its approval of iloperidone would require significant capital in excess of our currently available resources, we are now operating under a reduced spending plan. On December 16, 2008, we committed to a plan of termination that resulted in a work force reduction of 17 employees, including two officers, in order to reduce operating costs. As of December 31, 2008, the Company employed 24 full-time employees. This represents approximately a 55% decrease from the 53 employees the Company had on August 1, 2008. We believe that, if we continue to operate under our reduced spending plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund operations at least through the second quarter 2010. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will not conduct any additional clinical trials for either of the oral or injectable formulations of iloperidone, that we will not engage in any further commercial activities related to iloperidone, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not conduct additional trials for tasimelteon, that we will be able to retain our key personnel, that we will continue to seek FDA approval of iloperidone, that we will continue to evaluate clinical and pre-clinical compounds for potential development, and that we will not incur any significant contingent liabilities.

We may need to raise additional funds if one or more of our assumptions proves to be incorrect or if we choose to resume our commercialization efforts with respect to iloperidone, expand our product development efforts, conduct additional clinical trials for one or more of our product candidates or seek to acquire additional product candidates, and we may decide to raise additional funds even before they are needed if the conditions for raising capital are favorable. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. Given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations, or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair our ability to realize value from that product candidate.

Iloperidone.  Iloperidone is our product candidate under development to treat schizophrenia. We submitted an NDA for iloperidone for the treatment of schizophrenia to the FDA on September 27, 2007 and on November 27, 2007, the FDA accepted our NDA. The application included data from 35 clinical trials and more than 3,000 patients treated with iloperidone and also contained pharmacogenetic data aimed to further improve the benefit/risk profile of iloperidone in the treatment of patients with schizophrenia. In July 2008, we announced that the FDA had determined that our NDA was not approvable and indicated, among other things, that we would have to conduct additional studies and submit that data before the FDA would approve iloperidone for commercial sale for the treatment of schizophrenia. Performance and completion of these additional studies will require years of testing and, even if positive results are achieved, may not result in the FDA’s approval of iloperidone. In September 2008, we met with the FDA to discuss the FDA’s determination. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008. The FDA accepted the complete response for review and has set a new target action date of May 6, 2009. There are no guarantees that the FDA will provide its response by May 6, 2009, nor can there be any assurances that any such response will be favorable. Pending the FDA’s reply to our complete response, we have suspended all non-essential iloperidone-related activities.

From inception to December 31, 2008 we incurred approximately $74.5 million in research and development costs directly attributable to our development of iloperidone, including a $5.0 million milestone license fee paid to Novartis in 2007 upon the acceptance of our NDA.

We are also developing a 4-week injectable formulation for iloperidone, for which we already have early Phase II data from a study previously conducted by Novartis. We have completed essential manufacturing activities and intend to conduct additional clinical trials if and when, we receive following FDA approval of the oral dose formulation for iloperidone. If the FDA approves the oral formulation of iloperidone, we intend to resume the development of the injectable formulation and we believe we will need to conduct additional trials with this formulation to be able to file for FDA approval.

Tasimelteon.  Tasimelteon is our product candidate under development to treat sleep and mood disorders. Tasimelteon is a melatonin receptor agonist that works by adjusting the human “body clock” of circadian rhythm. Tasimelteon has successfully completed a Phase III trial for the treatment of transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. We will have to conduct additional trials prior to our filing of an NDA for tasimelteon to treat sleep disorders. Tasimelteon is also ready for Phase II trials for the treatment of depression.

From inception to December 31, 2008, we incurred approximately $51.3 million in direct research and development costs directly attributable to our development of tasimelteon, including a $1.0 million milestone license fee paid to BMS in 2006 upon the initiation of our Phase III program.

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

From inception to December 31, 2008, we incurred approximately $6.7 million in research and development costs directly attributable to our development of VSF-173, including a milestone license fee of $1.0 million paid to Novartis upon the initiation of our first Phase II clinical trial in March of 2007.

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

Research and development expenses.  Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and pharmacogenetics and pharmacogenomics expertise. From inception through December 31, 2008, we incurred research and development expenses in the aggregate of approximately $150.0 million, including stock-based compensation expenses of approximately $7.5 million. We expect our research and development expenses to increase as we continue to develop our product candidates. We also expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our product candidates and to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the years ended December 31, 2008 to December 31, 2004 and the period from March 13, 2003 (inception) to December 31, 2003 and for the period from March 13, 2003 (inception) to December 31, 2008. Included in the following table are the research and development expenses recognized in connection with our product candidates in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

							Period from
						March 13,	March 13,
						2003	2003
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	(inception) to	(Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004	2003(2)	2008

Direct project costs(1)
iloperidone	$8,485,000	$20,668,000	$36,455,000	$7,798,000	$1,123,000	$—	$74,529,000
tasimelteon	11,344,000	18,947,000	11,665,000	6,133,000	3,221,000	—	51,310,000
VSF-173	737,000	3,404,000	1,058,000	943,000	568,000	—	6,710,000
Other product candidates	1,443,000	2,095,000	1,098,000	899,000	1,037,000	—	6,572,000

Total direct product costs	22,009,000	45,114,000	50,276,000	15,773,000	5,949,000	—	139,121,000

Indirect project costs(1)
Facility(3)	683,000	495,000	578,000	247,000	259,000	—	2,262,000
Depreciation	330,000	423,000	474,000	375,000	345,000	69,000	2,016,000
Other indirect overhead costs	913,000	1,203,000	743,000	496,000	890,000	1,941,000	6,186,000

Total indirect expenses	1,926,000	2,121,000	1,795,000	1,118,000	1,494,000	2,010,000	10,464,000

Total research and development expenses	$23,935,000	$47,235,000	$52,071,000	$16,891,000	$7,443,000	$2,010,000	$149,585,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

(2)	In 2003, there were no active development programs in process for our product candidates listed in the table.

(3)	In 2003, all facility-related costs were allocated to general and administrative expenses.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. We expect our general and administrative expenses to decrease in 2009 as we operate under a reduced spending plan pending a response from the FDA to our complete response to the not-approvable letter related to iloperidone. From inception through December 31, 2008, we incurred general and administrative expenses in the aggregate of approximately $85.9 million, including stock-based compensation expenses of approximately $36.6 million.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2008 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized under SFAS 123(R) for the years ended December 31, 2008, 2007, 2006 and recognized for the period from March 13, 2003 (inception) to December 31, 2008, was comprised of the following:

				Period from
				March 13,
				2003
				(Inception) to
	Year Ended December 31,			December 31,
	2008	2007	2006	2008

Research and development	$1,748,000	$4,259,000	$742,000	$7,540,000
General and administrative	11,667,000	15,228,000	5,350,000	36,635,000

Total stock-based compensation expense	$13,415,000	$19,487,000	$6,092,000	$44,175,000

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), a revision of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 addresses a number of matters associated with the impact of SFAS No. 141R and SFAS No. 160 on the accounting for equity method investments including initial recognition and measurement and subsequent measurement issues. EITF 08-6 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Results of operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of December 31, 2008, we had a deficit accumulated during the development stage of approximately $225.0 million. We anticipate incurring additional losses for the foreseeable future, and these losses may be incurred at increasing rates.

Year ended December 31, 2008 compared to year ended December 31, 2007

Research and development expenses.  Research and development expenses decreased by approximately $23.3 million, or 49%, to approximately $23.9 million for the year ended December 31, 2008 compared to approximately $47.2 million for the year ended December 31, 2007.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,
Research and Development Expenses	2008	2007

Direct project costs:
Clinical trials	$7,441,000	$14,595,000
Contract research and development, consulting, materials and other direct costs	8,731,000	16,253,000
Milestone license fees	—	6,000,000
Salaries, benefits and related costs	4,089,000	4,007,000
Stock-based compensation	1,748,000	4,259,000

Total direct costs	22,009,000	45,114,000
Indirect project costs	1,926,000	2,121,000

Total	$23,935,000	$47,235,000

Direct costs decreased by approximately $23.1 million primarily as a result of the absence of any milestone license payments in 2008, lower expenses relating to our NDA for iloperidone and lower clinical trial and manufacturing expenses and by decreases in stock-based compensation expense. Clinical trials expense decreased by approximately $7.2 million primarily due to the costs incurred in 2007 in our Phase III trial of iloperidone in schizophrenia and in our tasimelteon clinical pharmacology trials that were completed in 2007. The clinical trial costs incurred in 2008 relate primarily to our Phase III trial of tasimelteon in primary insomnia that we initiated during the third quarter of 2007. Contract research and development, consulting, materials and other direct costs decreased by approximately $7.5 million primarily as a result of decreased development costs incurred in connection with the lower manufacturing costs for the iloperidone and tasimelteon programs netted with the increase in consulting fees incurred with the engagement of the regulatory consultant to assist us in our efforts to obtain FDA approval of the iloperidone NDA. Prior to FDA approval of our products, manufacturing related costs are included in research and development expense. There were no milestone license fees incurred in 2008. Stock-based compensation expense decreased by approximately $2.5 million as a result of the lower fair value of options granted during 2008 compared to options granted in prior periods and the reversal of cumulative amortization of deferred stock-based compensation related to the cancellation of unvested options in connection with the workforce reduction in December 2008.

General and administrative expenses.  General and administrative expenses decreased related to approximately $3.9 million, or 12%, to approximately $28.9 million for the year ended December 31, 2008 from approximately $32.8 million for the year ended December 31, 2007.

The following table analyzes the components of our general and administrative expenses for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,
General and Administrative Expenses	2008	2007

Salaries, benefits and related costs	$4,946,000	$3,263,000
Stock-based compensation	11,667,000	15,228,000
Marketing and related consulting services	5,731,000	8,047,000
Legal and other professional expenses	3,719,000	3,142,000
Other expenses	2,847,000	3,124,000

Total	$28,910,000	$32,804,000

Salaries, benefits and related costs increased by approximately $1.7 million for the year ended December 31, 2008 due to a severance accrual of $1.0 million relating to the workforce reduction in December 2008. Stock-based compensation expense decreased by approximately $3.6 million as a result of the reversal of cumulative amortization of deferred stock-based compensation related to the cancellation of unvested options in connection with the workforce reduction in December 2008 and to the lower fair value of options granted during 2008 compared to options granted in prior periods. Marketing and related consulting services decreased by approximately $2.3 million due to the decrease in our market research and other pre-commercial launch activities following receipt of the not-approvable letter from the FDA regarding the Company’s NDA for iloperidone. Legal and other professional expenses increased by approximately $577,000 due primarily to a higher level of consulting activity in 2008 in support of business development activities. Other expenses decreased approximately $277,000 primarily due to lower accounting fees relating to compliance with the Sarbanes-Oxley Act (Sarbanes-Oxley). The 2007 accounting fees for Sarbanes-Oxley were higher due to the first year implementation for the Company to be compliant with Sarbanes-Oxley.

Other income, net.  Net other income for the year ended December 31, 2008 was approximately $1.8 million compared to approximately $6.0 million for the year ended December 31, 2007. Interest income decreased by approximately $4.1 million due to lower average cash and marketable securities balances for the year and lower short-term interest rates which generated substantially lower interest income than in 2007. Other income for the year ended December 31, 2007 includes approximately $71,000 in revenue recognized from a grant from the Economic Development Board in Singapore. We do not expect to receive similar grants in the future.

The following table analyzes the components of our other income, net amounts:

	Year Ended
	December 31,
	2008	2007

Interest income	$1,781,000	$5,907,000
Other income	—	71,000

Total, net	$1,781,000	$5,978,000

Year ended December 31, 2007 compared to year ended December 31, 2006

Research and development expenses.  Research and development expenses decreased by approximately $4.8 million, or 9.3%, to approximately $47.2 million for the year ended December 31, 2007 compared to approximately $52.1 million for the year ended December 31, 2006.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,
Research and Development Expenses	2007	2006

Direct project costs:
Clinical trials	$14,595,000	$36,249,000
Contract research and development, consulting, materials and other costs	16,253,000	8,958,000
Milestone license fees	6,000,000	1,000,000
Salaries, benefits and related costs	4,007,000	3,327,000
Stock-based compensation	4,259,000	742,000

Total direct costs	45,114,000	50,276,000
Indirect project costs	2,121,000	1,795,000

Total	$47,235,000	$52,071,000

Direct costs decreased by approximately $5.2 million primarily as a result of lower clinical trial expenses for the Company’s iloperidone and tasimelteon Phase III trials that were primarily completed in 2006, offset by increase in clinical manufacturing activities for both iloperidone and tasimelteon and by increases in milestone license fees and stock-based compensation expense. Clinical trials expense decreased by approximately $21.7 million primarily due to the costs incurred in 2006 in our Phase III trial of iloperidone in schizophrenia and in our Phase III trial of tasimelteon in transient insomnia that were completed primarily in 2006. The clinical trial costs incurred in 2007 relate primarily to our Phase II trial of VSF-173 in excessive sleepiness, to our Phase III trial of tasimelteon in chronic insomnia that we initiated during the fourth quarter of 2007, and to the completion of our Phase III trial of iloperidone in schizophrenia. Contract research and development, consulting, materials and other direct costs increased by approximately $7.3 million primarily as a result of increased NDA related expenses and development costs incurred in connection with the manufacturing of clinical supply materials for our iloperidone and tasimelteon programs. Prior to FDA approval of our products, manufacturing related costs are included in research and development expense. Milestone license fees increased by $5.0 million due to the milestone license fee payment to Novartis during 2007 upon the acceptance of our NDA filing for iloperidone during 2007. Salaries, benefits and related costs increased approximately $680,000 for the year ended December 31, 2007 due to an increase in personnel to support the development and clinical trial activities for iloperidone and tasimelteon. Stock-based compensation expense increased by approximately $3.5 million as a result of the higher fair value of options granted during 2007 compared to options granted in prior periods.

General and administrative expenses.  General and administrative expenses increased approximately $19.2 million, or 141%, to approximately $32.8 million for the year ended December 31, 2007 from approximately $13.6 million for the year ended December 31, 2006.

The following table analyzes the components of our general and administrative expenses for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,
General and Administrative Expenses	2007	2006

Salaries, benefits and related costs	$3,263,000	$2,609,000
Stock-based compensation	15,228,000	5,350,000
Marketing and related consulting services	8,047,000	1,187,000
Legal and other professional expenses	3,142,000	1,760,000
Other expenses	3,124,000	2,732,000

Total	$32,804,000	$13,638,000

Salaries, benefits and related costs increased by approximately $654,000 for the year ended December 31, 2007 due to an increase in personnel as we continued to develop the administrative, market research, business development and other functions required to support the development and clinical trial activities for iloperidone, tasimelteon and our other product candidates. Stock-based compensation expense increased by approximately $9.9 million as a result of the higher fair value of options granted during 2007 compared to options granted in prior periods. Marketing and related consulting services increased by approximately $6.9 million due to the increase in our market research and other pre-commercial launch activities. Legal and other professional expenses increased by approximately $1.4 million due primarily to an increase in legal, accounting and other professional expenses associated with being a public company as well as due to a higher level of consulting activity in 2007 in support of business development activities. Other expenses increased approximately $392,000 primarily due to increased insurance costs.

Other income, net.  Net other income in the year ended December 31, 2007 was approximately $6.0 million compared to net other income of approximately $2.2 million in the year ended December 31, 2006. Interest income increased by approximately $3.7 million due to higher average cash and marketable securities balances for the year and higher short-term interest rates which generated substantially higher interest income than in 2006. Other income for the year ended December 31, 2007 includes approximately $71,000 in revenue recognized from a grant from the Economic Development Board in Singapore. We do not expect to receive similar grants in the future.

Our other income, net for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended
	December 31,
	2007	2006

Interest income	$5,907,000	$2,203,000
Interest expense	—	(5,000)
Other income	71,000	—

Total, net	$5,978,000	$2,198,000

Liquidity and capital resources

We have funded our operations through December 31, 2008 principally with the net proceeds from private preferred stock offerings totaling approximately $62.0 million, with net proceeds from our April 2006 initial public offering of approximately $53.3 and with net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

At December 31, 2008, our total cash and cash equivalents and marketable securities were approximately $46.5 million, compared to approximately $93.2 million at December 31, 2007. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers.

As of December 31, 2008 and 2007 our liquidity resources are summarized as follows:

	As of December 31,
	2008	2007

Balance sheet data
Cash and cash equivalents	$39,079,000	$41,930,000
U.S. Treasury and government agencies	2,000,000	3,980,000
U.S. corporate debt	5,252,000	33,339,000
U.S. asset-backed securities	127,000	5,925,000

Marketable securities, short-term	7,379,000	43,244,000

U.S. Treasury and government agencies	—	2,002,000
U.S. corporate debt	—	1,970,000
U.S. asset-backed securities	—	4,007,000

Marketable securities, long-term	—	7,979,000

	$46,458,000	$93,153,000

As of December 31, 2008, we maintained all of our cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

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

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$7,378,798	$1,999,860	$5,378,938	$—

Total	$7,378,798	$1,999,860	$5,378,938	$—

Our activities will necessitate significant uses of working capital throughout 2009 and beyond. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs through the second quarter of 2010, and after that time we will require additional capital. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will not conduct any additional clinical trials for either the oral or injectable formulations of iloperidone, that we will not engage in any further commercial activities related to iloperidone, that we will not engage in further in-licensing activities, that we will not receive any proceeds from potential partnerships, that we will not conduct additional trials for tasimelteon, that we will be able to retain our key personnel, that we will continue to seek FDA approval of iloperidone, that we will continue to evaluate clinical and pre-clinical compounds for potential development, and that we will not incur any significant contingent liabilities.

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

Cash flow

The following table summarizes our cash flows for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006

Net cash (used in) provided by Operating activities	$(45,955,000)	$(51,641,000)	$(51,620,000)
Investing activities	43,088,000	(48,760,000)	8,221,000
Financing activities	—	111,403,000	53,315,000
Effect of foreign currency translation	17,000	(1,000)	—

Net change in cash and cash equivalents	$(2,850,000)	$11,001,000	$9,916,000

Year ended December 31, 2008 compared to year ended December 31, 2007

Net cash used in operations was approximately $46.0 million for the year ended December 31, 2008 and $51.6 million for the year ended December 31, 2007. The net loss for the year ended December 31, 2008 of approximately $51.1 million was offset primarily by non-cash charges for depreciation and amortization of approximately $531,000, stock-based compensation of approximately $13.4 million, and decreases in accrued expenses and accounts payable of approximately $9.4 million, principally related to clinical trial expenses. Net cash provided by investing activities for the year ended December 31, 2008 was approximately $43.1 million and consisted primarily of net maturities and sales of marketable securities of approximately $44.0 million. There was no net cash provided by financing activities for the year ended December 31, 2008.

Year ended December 31, 2007 compared to year ended December 31, 2006

Net cash used in operations was approximately $51.6 million for both of the years ended December 31, 2007 and 2006. The net loss for the year ended December 31, 2007 of approximately $74.1 million was offset primarily by non-cash charges for depreciation and amortization of approximately $572,000, stock-based compensation of approximately $19.6 million, and an increase in accrued expenses and accounts payable of approximately $3.7 million, principally related to clinical trial expenses and expenses incurred in preparation of the commercial launch of iloperidone, and other net changes in working capital. Net cash used in investing activities for the year ended December 31, 2007 was approximately $48.8 million and consisted primarily of net purchases of marketable securities of approximately $48.7 million. Net cash provided by financing activities for the year ended December 31, 2007 was approximately $111.4 million, consisting primarily of net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

Contractual obligations and commitments

The following table summarizes our long-term contractual cash obligations as of December 31, 2008:

	Cash Payments Due by Period
							After
	Total	2009	2010	2011	2012	2013	2013

Severance payments	$1,613,000	$1,597,000	$16,000	$—	$—	$—	$—
Operating leases	5,673,000	685,000	706,000	727,000	749,000	771,000	2,035,000

Total	$7,286,000	$2,282,000	$722,000	$727,000	$749,000	$771,000	$2,035,000

Severance payments.  On December 16, 2008, we committed to a plan of termination that resulted in a work force reduction of 17 employees, including two officers, in order to reduce operating costs. We commenced notification of employees affected by the workforce reduction on December 17, 2008. As of December 31, 2008, we employed 24 full-time employees. This represents approximately a 55% decrease from the 53 employees we had on August 1, 2008.

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

Consulting fees.  We have engaged a regulatory consultant to assist us in our efforts to obtain FDA approval of the iloperidone NDA. We have committed to initial consulting expenses in the aggregate amount of $2.0 million pursuant to this engagement, which was expensed in 2008. In addition, we retained the services of the consultant on a monthly basis at a retainer fee of $250,000 per month effective as of January 1, 2009. In the event that the iloperidone NDA is approved by the FDA, we will be obligated to pay the consultant a success fee of $6.0 million, which amount will be offset by the aggregate amount of all monthly retainer fees previously paid to the consultant (Success Fee). In addition to these fees, we are obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement. We may terminate the engagement at any time; however, we will remain obligated to pay any remaining Success Fee if the iloperidone NDA is approved by the FDA following such termination.

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

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with BMS and subsequently paid a license fee of $1,000,000. During March 2007, we met our first milestone under the license agreement with Novartis for VSF-173 relating to the initiation of the Phase II clinical trial and subsequently paid a license fee of $1,000,000. On November 3, 2008, we received written notice from Novartis that the license agreement related to VSF-173 had terminated in accordance with its terms as a result of our failure to satisfy a specific development milestone within the time period specified in the license agreement. As a result, we no longer hold any rights with respect to VSF-173 and Novartis has a non-exclusive worldwide license to all information and intellectual property generated by or on behalf of Vanda related to its development of VSF-173. As a result of the acceptance by FDA of our NDA for iloperidone in October 2007, we met a milestone under our license agreement with Novartis and subsequently paid a $5,000,000 milestone license fee. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of December 31, 2008, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk Factors,” Item 1A of Part I of this annual report on Form 10-K.

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

Marketable securities

We deposit our cash with financial institutions that we consider to be of high credit quality and purchase marketable securities which are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars. We are monitoring one corporate note affected by the current credit crisis. The note is expected to mature in May 2009 and we expect minimal loses, if any.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial statement schedules required to be filed are indexed on page 57 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008, the end of the period covered by this annual report, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the termination of the employment of our former Chief Financial Officer in connection with our workforce reduction, which we commenced in December 2008. We instituted certain changes to our key controls to mitigate segregation of duties issues related to a reduced accounting and finance department. However, the changes did not materially affect our internal control over financial reporting as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 58 of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II of this annual report on Form 10-K, information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008, under the caption “Security Ownership by Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended

December 31, 2008, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The consolidated financial statements filed as part of this annual report on Form 10-K are listed and indexed at page 57. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on March 13, 2009.

VANDA PHARMACEUTICALS INC.

By:	/s/ MIHAEL H. POLYMEROPOULOS, M.D.
Mihael H. Polymeropoulos, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MIHAEL H. POLYMEROPOULOS, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	March 13, 2009

/s/ STEPHANIE R. IRISH Stephanie R. Irish	Acting Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 13, 2009

/s/ ARGERIS N. KARABELAS, Ph.D. Argeris N. Karabelas, Ph.D.	Chairman of the Board and Director	March 13, 2009

/s/ RICHARD W. DUGAN Richard W. Dugan	Director	March 13, 2009

/s/ BRIAN K. HALAK, Ph.D. Brian K. Halak, Ph.D.	Director	March 13, 2009

/s/ HOWARD PIEN Howard Pien	Director	March 13, 2009

/s/ DAVID RAMSAY David Ramsay	Director	March 13, 2009

/s/ H. THOMAS WATKINS H. Thomas Watkins	Director	March 13, 2009

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Vanda Pharmaceuticals Inc. (A development stage enterprise)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Vanda Pharmaceuticals Inc. and Subsidiary (collectively, the Company) (a development stage enterprise) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 and for the period from March 13, 2003 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Baltimore, Maryland
March 13, 2009

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Consolidated Balance Sheets

	December 31,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$39,079,304	$41,929,533
Marketable securities	7,378,798	43,243,960
Prepaid expenses and other current assets	1,287,400	1,781,881

Total current assets	47,745,502	86,955,374
Marketable securities, long-term	—	7,979,331
Property and equipment, net	1,758,111	1,345,845
Deposits	—	150,000
Restricted cash	430,230	430,230

Total assets	$49,933,843	$96,860,780

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$512,382	$2,988,069
Accrued liabilities	2,898,417	9,789,738

Total current liabilities	3,410,799	12,777,807
Deferred rent	502,770	354,042

Total liabilities	3,913,569	13,131,849

Commitments
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 26,653,478 and 26,652,728 shares issued and outstanding at December 31, 2008 and 2007, respectively	26,653	26,653
Additional paid-in capital	270,988,157	257,600,368
Accumulated other comprehensive income (loss)	(20,029)	12,176
Deficit accumulated during the development stage	(224,974,507)	(173,910,266)

Total stockholders’ equity	46,020,274	83,728,931

Total liabilities and stockholders’ equity	$49,933,843	$96,860,780

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Consolidated Statements of Operations

				Period from
				March 13, 2003
				(inception) to
	Year Ended December 31,			December 31,
	2008	2007	2006	2008

Revenues from services	$—	$—	$—	$81,545
Operating expenses:
Research and development	23,935,541	47,234,867	52,070,776	149,585,314
General and administrative	28,909,580	32,803,508	13,637,664	85,918,843

Total operating expenses	52,845,121	80,038,375	65,708,440	235,504,157

Loss from operations	(52,845,121)	(80,038,375)	(65,708,440)	(235,422,612)
Other income (expense):
Interest income	1,780,880	5,907,219	2,202,654	10,479,669
Interest expense	—	—	(4,833)	(80,485)
Other income, net	—	71,345	—	71,947

Total other income, net	1,780,880	5,978,564	2,197,821	10,471,131

Loss before tax provision	(51,064,241)	(74,059,811)	(63,510,619)	(224,951,481)
Tax provision	—	9,879	549	23,026

Net loss	(51,064,241)	(74,069,690)	(63,511,168)	(224,974,507)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	—	(33,486,623)

Net loss attributable to common stockholders	$(51,064,241)	$(74,069,690)	$(63,511,168)	$(258,461,130)

Basic and diluted net loss per share attributable to common stockholders	$(1.92)	$(2.81)	$(3.97)

Shares used in calculation of basic and diluted net loss per share attributable to common stockholders	26,650,126	26,360,177	16,001,815

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

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Statements of Changes in Stockholders’ Equity

										Deficit
									Accumulated	Accumulated
	Series A		Series B				Additional	Deferred	Other	During the
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Stock-Based	Comprehensive	Development	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	Loss	Stage	Loss	Total

Balances at December 31, 2004	10,000,000	$9,963,541	15,040,654	$18,345,023	3,020	$3	$340,637	$(257,934)	$(2,576)	$(12,445,107)	$—	$15,943,587
Issuance of Series B preferred stock net of issuance costs of $13,391	—	—	27,235,783	33,486,623	—	—	—	—	—	—	—	33,486,623
Issuance of common stock from exercised stock options	—	—	—	—	95,925	96	31,658	—	—	—	—	31,754
Deferred compensation associated with stock options grants	—	—	—	—	—	—	18,788,385	(18,788,385)	—	—	—	—
Deferred compensation associated with remeasurement of unvested stock grants	—	—	—	—	—	—	1,702,625	(1,702,625)	—	—	—	—
Expense related to remeasurement of stock options	—	—	—	—	—	—	3,119,676	—	—	—	—	3,119,676
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,982,501	—	—	—	1,982,501
Beneficial conversion feature — deemed dividend on issuance of Series B preferred stock	—	—	—	—	—	—	33,486,623	—	—	—	—	33,486,623
Beneficial conversion feature — accretion of beneficial conversion feature for Series B preferred stock	—	—	—	—	—	—	(33,486,623)	—	—	—	—	(33,486,623)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(23,884,301)	(23,884,301)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(17,711)	—	(17,711)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	2,678	—	2,678

Comprehensive loss											$(23,899,334)	(23,899,334)

Balances at December 31, 2005	10,000,000	$9,963,541	42,276,437	$51,831,646	98,945	$99	$23,982,981	$(18,766,443)	$(17,609)	$(36,329,408)		$30,664,807

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

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Statements of Changes in Stockholders’ Equity

										Deficit
									Accumulated	Accumulated
	Series A		Series B				Additional	Deferred	Other	During the
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock-Based	Comprehensive	Development	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	Loss	Stage	Loss	Total

Balances at December 31, 2007	—	$—	—	$—	26,652,728	$26,653	$257,600,368	$—	$12,176	$(173,910,266)	$—	$83,728,931
Employee stock-based compensation	—	—	—	—	750	—	13,415,460	—	—	—	—	13,415,460
Non-employee stock-based compensation	—	—	—	—	—	—	(27,671)	—	—	—	—	(27,671)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(51,064,241)	(51,064,241)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	16,220	—	16,220
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(48,425)	—	(48,425)

Comprehensive loss											$(51,096,446)	(51,096,446)

Balances at December 31, 2008	—	$—	—	$—	26,653,478	$26,653	$270,988,157	$—	$(20,029)	$(224,974,507)		$46,020,274

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Consolidated Statements of Cash Flows

				Period from
				March 13, 2003
				(Inception) to
	Year Ended December 31,			December 31,
	2008	2007	2006	2008

Cash flows from operating activities
Net loss	$(51,064,241)	$(74,069,690)	$(63,511,168)	$(224,974,507)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	530,805	571,586	575,372	2,499,661
Stock-based compensation	13,387,789	19,622,814	6,131,827	44,323,312
(Loss) gain on disposal of assets	(174)	28,713	29,528	57,458
Accretion of discount on investments	(235,162)	(1,571,905)	(378,739)	(2,227,320)
Changes in assets and liabilities:
Prepaid expenses and other current assets	495,200	168,987	270,745	(1,287,400)
Deposits	150,000	—	690,000	—
Accounts payable	(2,475,697)	204,029	526,711	512,382
Accrued expenses	(6,892,577)	3,465,028	3,811,373	2,898,417
Deferred grant revenue	—	(147,464)	—	—
Deferred rent and other liabilities	148,728	86,644	234,833	502,770

Net cash used in operating activities	(45,955,329)	(51,641,258)	(51,619,518)	(177,695,227)

Cash flows from investing activities
Purchases of property and equipment	(943,659)	(279,433)	(1,354,156)	(4,381,391)
Proceeds from sale of property and equipment	—	200,179	—	200,179
Purchases of marketable securities	(14,786,080)	(138,953,879)	(102,232,608)	(267,818,742)
Proceeds from sale of marketable securities	11,258,094	3,577,859	82,137,888	96,973,843
Maturities of marketable securities	47,560,000	86,695,000	29,670,000	165,675,000
Investments in restricted cash	—	—	—	(430,230)

Net cash (used in) provided by investing activities	43,088,355	(48,760,274)	8,221,124	(9,781,341)

Cash flows from financing activities
Proceeds from borrowings on note payable	—	—	—	515,147
Principal payments on obligations under capital lease	—	—	(1,540)	(91,796)
Principal payments on note payable	—	—	(141,074)	(515,147)
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	—	61,795,187
Proceeds from exercise of stock options and warrants	—	148,640	127,115	307,509
Proceeds from issuance of common stock, net of issuance costs	—	111,254,850	53,329,951	164,588,801

Net cash provided by financing activities	—	111,403,490	53,314,452	226,599,701

Effect of foreign currency translation	16,745	(1,320)	22	(43,829)

Net change in cash and cash equivalents	(2,850,229)	11,000,638	9,916,080	39,079,304
Cash and cash equivalents
Beginning of period	41,929,533	30,928,895	21,012,815	—

End of period	$39,079,304	$41,929,533	$30,928,895	$39,079,304

Supplemental disclosure
Cash payments for interest	$—	$—	$5,994	$76,612
Supplemental disclosure of non-cash financing activities
Equipment acquired through obligation under capital lease	$—	$—	$—	$95,305

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements

1.	Business organization and presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of small molecule therapeutics, with exclusive worldwide commercial rights to two product candidates in clinical development for various central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product candidate, iloperidone, is a compound for the treatment of schizophrenia. The Company submitted a New Drug Application (NDA) for iloperidone in schizophrenia to the United States Food and Drug Administration (FDA) on September 27, 2007. On November 27, 2007, the FDA accepted the NDA for iloperidone in schizophrenia. In July 2008, the Company announced that the FDA had determined that Vanda’s NDA was not approvable and indicated, among other things, that the Company would have to conduct additional studies and submit that data before the FDA would approve iloperidone for commercial sale for the treatment of schizophrenia. In September 2008, the Company met with the FDA to discuss the FDA’s determination. The FDA asked the Company to provide a complete response to the not-approvable letter, which the Company submitted on November 6, 2008. The FDA accepted the complete response for review and has set a new target action date of May 6, 2009. Pending the FDA’s reply to the Company’s complete response, the Company has suspended all non-essential iloperidone-related activities. The Company’s second product candidate, tasimelteon, is a compound for the treatment of sleep and mood disorders. In November 2006, Vanda announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008, the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. Tasimelteon is also ready for Phase II trials for the treatment of depression. The Company’s rights to a third product candidate, VSF-173, a compound for the treatment of excessive sleepiness, were terminated as a result of the Company’s failure to satisfy a specific development milestone within the time period specified in the license agreement pursuant to which the Company was granted such rights.

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

The Company’s activities will necessitate significant uses of working capital throughout 2009 and beyond. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s research and development efforts, payments received under contractual agreements with other parties, if any, and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Based on its current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet the Company’s anticipated operating needs through the second quarter of 2010, and after that time Vanda will require additional capital. In budgeting for its activities, the Company has relied on a number of assumptions, including assumptions that the Company will not conduct any additional clinical trials for either the oral or injectable formulations of iloperidone, that it will not engage in any further commercial activities related to iloperidone, that it will not engage in further in-licensing activities, that it will not receive any proceeds from potential partnerships, that it will not conduct additional trials for tasimelteon, that it will be able to retain its key personnel, that we will continue to seek FDA approval of iloperidone, that it will continue to evaluate clinical and pre-clinical compounds for potential development, and that it will not incur any significant contingent liabilities.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

equivalents and marketable securities with highly-rated financial institutions and does not hold any investment securities as of December 31, 2008 that have been affected by the recent credit crisis. At December 31, 2008, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

Foreign currency translation

The functional currency of the Company’s wholly-owned foreign subsidiary located in Singapore is the local currency. Assets and liabilities of the Company’s foreign subsidiary are translated to United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Translation gains or losses are included in the determination of operating results. The wholly-owned Singapore subsidiary ceased operations during 2007.

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to include the reporting of “comprehensive income.” Comprehensive loss is composed of two components, net loss and other comprehensive income/(loss). For the years ended December 31, 2008, 2007 and 2006, other comprehensive income/(loss) consists of cumulative translation adjustments due to the Company’s foreign subsidiary and unrealized gains/(losses) on marketable securities.

Accrued expenses

Management is required to estimate accrued expenses as part of the process of preparing financial statements. The estimation of accrued expenses involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, fees for marketing and other

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

commercialization activities, and severance related costs due to the Company’s workforce reduction. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes these expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries, other employee related costs and stock-based compensation for personnel serving executive, business development, marketing, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to our product candidate iloperidone.

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

For stock awards granted in 2008, 2007 and 2006, the fair value of these awards are amortized using the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted during 2008, 2007 and 2006, were estimated to be approximately 2% based on the Company’s historical experience. In the pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. At no time was the cumulative expense recognized less than the fair value of the vested options. The cumulative effect adjustment of adopting the change in estimating forfeitures was not considered material to the Company’s financial statements for periods prior to January 1, 2006 upon implementation of SFAS 123(R).

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

The weighted average grant date fair value of options granted during the years ended December 31, 2008 and December 31, 2007 was $3.05 per share and $18.99 per share, respectively. As of December 31, 2008, approximately $9.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.17 years.

Assumptions used in the Black-Scholes-Merton model for employee and director options granted during the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008	2007	2006

Expected dividend yield	0%	0%	0%
Weighted average expected volatility	68%	68%	73%
Weighted average expected term (years)	6.18	6.25	6.14
Weighted average risk-free rate	3.27%	4.10%	4.66%

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

Total stock-based compensation expense, related to the Company’s stock-based awards to employees and directors, recognized during the years ended December 31, 2008, 2007 and 2006 and for the period from March 13, 2003 (inception) to December 31, 2008 was comprised of the following:

				Period from
				March 13, 2003
				(Inception) to
	Year Ended December 31,			December 31,
	2008	2007	2006	2008

Research and development	$1,747,863	$4,259,315	$742,048	$7,540,189
General and administrative	11,667,598	15,227,529	5,350,291	36,635,339

Stock-based compensation expense	$13,415,461	$19,486,844	$6,092,339	$44,175,528

Stock-based compensation expense per basic and diluted share of common stock	$0.50	$0.74	$0.38

Since the Company had a net operating loss carryforward as of December 31, 2008, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2008 or 2007 which would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the income tax provision. For the year ended December 31, 2008, there have been no interest and penalties recorded as a component of the income tax provision. The Company’s open tax years under FIN 48 are 2005 through 2008.

Segment information

Management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), a revision of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 addresses a number of matters associated with the impact of SFAS No. 141R and SFAS No. 160 on the accounting for equity method investments including initial recognition and measurement and subsequent measurement issues. EITF 08-6 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

Diluted EPS is computed by dividing the net loss attributable to common stockholders by the weighted average number of other potential common stock outstanding for the period. Other potential common stock include stock options, warrants and restricted stock units but only to the extent that their inclusion is dilutive.

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

	Year Ended December 31,
	2008	2007	2006

Numerator:
Net loss attributable to common stockholders	$(51,064,241)	$(74,069,690)	$(63,511,168)

Denominator:
Weighted average common shares outstanding	26,652,867	26,370,485	16,040,425
Weighted average unvested common shares subject to repurchase	(2,741)	(10,308)	(38,610)

Denominator for basic and diluted net loss per share	26,650,126	26,360,177	16,001,815

Basic and diluted net loss per share attributable to common stockholders	$(1.92)	$(2.81)	$(3.97)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	4,453,629	2,938,160	1,706,732

4.	Marketable securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term:
U.S. Treasury and government agencies	$1,992,452	$7,408	$—	$1,999,860
U.S. corporate debt	5,279,828	2,336	(29,818)	5,252,346
U.S. asset-based securities	126,547	45	—	126,592

	$7,398,827	$9,789	$(29,818)	$7,378,798

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

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$7,378,798	$1,999,860	$5,378,938	$—

Total	$7,378,798	$1,999,860	$5,378,938	$—

6.	Prepaid expenses and other current assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	December 31,
	2008	2007

Current deposits with vendors	$210,000	$455,000
Prepaid insurance	282,391	395,203
Prepaid research and development expenses	221,690	175,955
Accrued interest income	53,378	603,556
Other prepaid expenses	104,511	146,771
Other receivables	415,430	5,396

Total prepaid expenses and other current assets	$1,287,400	$1,781,881

7.	Property and equipment

Property and equipment — at cost:

	Estimated
	Useful Life	December 31,
	(Years)	2008	2007

Laboratory equipment	5	$1,348,098	$1,281,877
Computer equipment	3	776,921	758,776
Furniture and fixtures	7	705,784	187,317
Leasehold improvements	10	844,158	505,684

		3,674,961	2,733,654
Less — accumulated depreciation and amortization		(1,916,850)	(1,387,809)

		$1,758,111	$1,345,845

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $530,805, $571,586 and $575,372. Depreciation and amortization expense for the period from March 13, 2003 (inception) to December 31, 2008 was $2,499,661.

8.	Restricted cash

During 2005, in conjunction with the lease of the office and laboratory space building in Rockville, MD, the Company provided the landlord with a letter of credit, which was collateralized with a restricted cash

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

deposit in the amount of $430,230. The deposit is recorded as non-current restricted cash at December 31, 2008 since the letter of credit is required until the lease expires in 2016.

9.	Accrued liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007

Accrued research and development expenses	$925,124	$7,151,360
Bonus accrual	—	957,035
Accrued consulting and other professional fees	233,829	1,307,650
Employee benefits	126,816	168,275
Lease abandonment	—	84,617
Other accrued expenses	—	120,801
Accrued severance	1,612,648	—

Total accrued liabilities	$2,898,417	$9,789,738

10.	Singapore research facility

In May 2007, the Company initiated a plan to move its operations out of Singapore to consolidate its discovery research activities in its Rockville, Maryland facility. The consolidation was significantly completed by the end of 2007, and substantively all expenses of the move, including employee severance, loss on the sale of fixed assets and other related costs were recorded in the consolidated financial statements as of December 31, 2007. Total expenses relating to the consolidation of the discovery research activities were not material to the Company’s consolidated financial statements. The Company recorded a final cumulative translation adjustment of $16,220 as of December 31, 2008.

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

11.	Commitments

Operating leases

In 2003, the Company entered into a five-year non-cancelable operating lease agreement for office and laboratory space. In January 2006 the Company vacated and in September 2007 sublet the office space for the remaining term of the lease that expired in June 2008.

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

The total amount of the base rent payments and rent abatement will be charged to expense on a straight-line method over the term of the lease. In conjunction with a letter of credit, the Company collateralized the

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

operating lease with a restricted cash deposit in the amount of $430,230, which is recorded as non-current restricted cash at December 31, 2008.

During the second quarter of 2007, the Company exercised an option to lease additional space in its current headquarters in Rockville, Maryland and the additional commitment is reflected in the following schedule of future minimum lease payments for non-cancelable operating leases as of December 31, 2008:

2009	685,270
2010	705,994
2011	726,992
2012	748,807
2013	771,440
Thereafter	2,034,404

$5,672,907

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1,003,305, $899,824 and $902,729. Rent expense for the period from March 13, 2003 (inception) to December 31, 2008 was $3,563,497.

Consulting fees

The Company has engaged a regulatory consultant to assist in the Company’s efforts to obtain FDA approval of the iloperidone NDA. The Company has committed to initial consulting expenses in the aggregate amount of $2.0 million pursuant to this engagement, which was expensed in 2008. In addition, the Company retained the services of the consultant on a monthly basis at a retainer fee of $250,000 per month effective as of January 1, 2009. In the event that the iloperidone NDA is approved by the FDA, the Company will be obligated to pay the consultant a success fee of $6.0 million, which amount will be offset by the aggregate amount of all monthly retainer fees previously paid to the consultant (Success Fee). In addition to these fees, the Company is obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement. The Company may terminate the engagement at any time; however, the Company will remain obligated to pay any remaining Success Fee if the iloperidone NDA is approved by the FDA following such termination.

Accrued Severance

On December 16, 2008, the Company committed to a plan of termination that resulted in a work force reduction of 17 employees, including two officers, in order to reduce operating costs. As of December 31, 2008, the Company employed 24 full-time employees. This represents approximately a 55% decrease from the 53 employees the Company had on August 1, 2008. The Company recorded a charge of $1.6 million for severance costs related to salaries and benefits.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the activity in 2008 for the liability for the cash portion of severance costs related to the reductions-in-force:

	Year Ended December 31, 2008
	Beginning Balance	Charge	Cash Paid	Ending Balance

Workforce Reduction:
Research Development	$—	$571,391	$—	$571,391
General & Administrative	—	1,041,257	—	1,041,257

Total	$—	$1,612,648	$—	$1,612,648

License agreements

In June 2004, the Company acquired exclusive rights to develop and commercialize iloperidone through a sublicense agreement with Novartis AG (Novartis). In consideration for this license, the Company paid Novartis an initial license fee of $500,000, which was immediately expensed to research and development expenses. The Company is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis which, as a percentage of net sales, is in the mid-twenties. The Company’s rights with respect to the patents to develop and commercialize iloperidone may terminate, in whole or in part, if we fail to meet certain development or commercialization milestones relating to the time it takes for us to launch iloperidone commercially following regulatory approval, and the time it takes for us to receive regulatory approval following our submission of an NDA or equivalent foreign filing. Additionally, the Company’s rights may terminate in whole or in part if it does not meet certain other obligations under its sublicense agreement to make royalty and milestone payments, if it fails to comply with requirements in its sublicense agreement regarding its financial condition, or if it does not abide by certain restrictions in its sublicense agreement regarding other development activities.

In February 2004 the Company entered into a license agreement with Bristol-Myers Squibb Company (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications to develop and commercialize tasimelteon. In partial consideration for the license, the Company paid BMS an initial license fee of $500,000, which was immediately expensed to research and development expenses. The Company is obligated to make future milestone payments to BMS of less than $40 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. The Company is also obligated under this agreement to pay BMS a royalty on certain payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate in the mid-twenties. If the Company has not agreed to one or more partnering arrangements to develop and commercialize tasimelteon in certain significant markets with one or more third parties after the completion of the Phase III program, BMS has the option to exclusively develop and commercialize tasimelteon on its own on pre-determined financial terms, including milestone and royalty payments. Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other.

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

During 2006, the Company met a clinical milestone under the tasimelteon agreement with BMS relating to the initiation of its first Phase III clinical trial and made an associated milestone payment of $1.0 million. In November 2007, the Company met a milestone under this license agreement with Novartis relating to the acceptance of the NDA for iloperidone in schizophrenia and made a license payment of $5.0 million to Novartis. In March 2007, the Company met its first milestone under this license agreement with Novartis relating to the initiation of the Phase II clinical trial for VSF-173, and made an associated milestone payment of $1.0 million. The milestone license fees were expensed to research and development expenses.

No amounts were recorded as liabilities as of December 31, 2008, since the amount, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of December 31, 2008.

12.	Equity incentive plans

As of December 31, 2008 the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan adopted in December 2004 (the 2004 Plan) and the 2006 Equity Incentive Plan adopted in April 2006 (the 2006 Plan). An aggregate of 1,154,248 shares were subject to outstanding options granted under the 2004 Plan as of December 31, 2008, and no additional options will be granted under

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

this plan. Reserved under the 2006 Plan as of December 31, 2008 are 4,516,639 shares of the Company’s common stock of which 3,299,381 shares were subject to outstanding options as of December 31, 2008. On January 1 of each year, the number of shares reserved under the 2006 Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number as may be approved by the Company’s board of directors). As of January 1, 2009, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,066,139 shares, representing 4% of the total number of shares of common stock outstanding on January 1, 2009, increasing the total number of shares of common stock available for issuance under the Plan to 5,582,778 shares.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of December 31, 2008. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006 and options granted to new employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the option awards. The remaining 75% of the option awards vest and become exercisable monthly in equal installments thereafter over three years. Option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. A total of 1,209,125 option awards to executives outstanding as of December 31, 2008 provide for accelerated vesting if there is a change in control of the Company. When an option is exercised, the Company issues a new share of common stock.

In conjunction with the workforce reduction in December 2008, the company accelerated an additional three months of vesting from the date of termination and extended the exercisable term after termination of the terminated employees from three months to six months after termination date. Prior to the modification an option would have been exercisable with respect to the vested shares at any time until the date three months after the employee’s termination date. However per the separation agreement, the terminated employees will receive three additional months of vesting and the options will be exercisable with respect to vested shares for six months. Options with respect to the unvested shares expired on the date of the employee’s termination date. FAS 123R treats a modification of the terms or conditions of an equity award as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of FAS 123R over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. As the modified options are significantly less than the fair market value, the additional compensation expense is immaterial and therefore no additional compensation expense was recognized.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

A summary of option activity for the 2004 Plan is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
	Shares	Grant Date	(Years)	Intrinsic Value

March 13, 2003 (inception)	—	$—
Granted	333,602	0.33
Cancelled	(18,639)	0.33

Outstanding at December 31, 2004	314,963	0.33
Granted	1,318,753	0.33
Cancelled	(5,249)	0.33
Exercised	(95,925)	0.33		$456,857

Outstanding at December 31, 2005	1,532,542	1.39
Granted	38,014	5.97
Cancelled	(1,118)	0.33
Exercised	(222,233)	0.33		$5,096,166

Outstanding at December 31, 2006	1,347,205	1.69

Cancelled	(14,276)	3.72
Exercised	(162,954)	0.93		$3,325,163

Outstanding at December 31, 2007	1,169,975	1.77	7.75	$5,988,373

Forfeited	(4,849)	5.27
Cancelled	(10,878)	5.84
Outstanding at December 31, 2008	1,154,248	1.72	6.72	$128,600

Exercisable at December 31, 2008	922,706	1.62	6.62	$108,949

A summary of option activity for the 2006 Plan is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
	Shares	Grant Date	(Years)	Intrinsic Value

Outstanding at January 1, 2006	—	$—
Granted	359,527	20.21

Outstanding at December 31, 2006	359,527	20.21

Granted	1,451,801	27.60
Forfeited	(41,391)	27.85
Cancelled	(4,302)	28.44
Outstanding at December 31, 2007	1,765,635	26.08	9.14	$—

Granted	1,412,250	4.75
Forfeited	(19,903)	20.28
Cancelled	(481,601)	9.89
Outstanding at December 31, 2008	2,676,381	17.79	8.53	$—

Exercisable at December 31, 2008	1,140,847	21.22	8.34	$—

The Company received a total of $0 and $148,640 in cash from the exercises of options during the year ended December 31, 2008 and December 31, 2007, respectively.

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

Restricted stock is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The Company issued restricted stock to one employee in 2007 and restricted stock units (RSUs) to all employees who remained with the Company following the workforce reduction in December 2008 and three employees terminated as a result of the workforce reduction who entered into consulting agreements with the Company. The restricted stock issued in 2007 vested annually with respect to 25% of the shares each year after the grant. For the RSUs issued in 2008 to the retained employees, 50% of such shares vest upon approval by the FDA of the NDA for iloperidone, and 50% of such shares vest on December 31, 2009. Upon a change of control of Vanda Pharmaceuticals Inc., 100% of the unvested restricted stock units will vest. For the RSUs issued in 2008 to the terminated employees who entered into consulting agreements with the Company, 50% of the RSUs vest if the terminated employee is subsequently rehired by the Company and 50% of the RSUs vest on December 31, 2009, provided that the terminated employee has been rehired by the Company and remains employed by the Company at such date. The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. As of December 31, 2008, there was approximately $162,192 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through December 2009.

A summary of restricted stock activity for the 2006 Plan is presented below:

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Outstanding at January 1, 2007	—	$—
Granted	3,000	16.24

Unvested at December 31, 2007	3,000	16.24	$20,640

Granted	623,000	0.57
Vested	(750)	16.24
Cancelled	(2,250)	16.24
Unvested at December 31, 2008	623,000	0.57	$311,500

13.	Equity

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

In connection with the initial public offering, the Company effected a 1-for-3.309755 reverse stock split of the issued and outstanding common stock. Information relating to common stock and common stock-

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

equivalents set forth in these financial statements (including the share numbers in the preceding paragraphs) has been restated to reflect this split for all periods presented. Upon consummation of the initial public offering, all shares of the Company’s Series A preferred stock and Series B preferred stock were converted into an aggregate of 15,794,632 shares of common stock.

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

14.	Income taxes

The tax provision is as follows:

	December 31,
	2008	2007	2006

Current federal tax expense	$—	$—	$—
Current state tax expense	—	—	—
Current foreign expense	—	9,879	549
Deferred tax expense	—	—	—

Total tax expense	$—	$9,879	$549

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

Deferred tax assets consist of the following:

	December 31,
	2008	2007

Deferred tax asset (liability)
Net operating loss carryforwards	$48,781,358	$40,772,613
Start-up costs	34,228,958	21,542,179
Stock-based compensation	2,330,260	1,725,983
Licensing agreements	2,925,575	3,076,083
Research and development credit	5,455,721	4,470,774
Depreciation and amortization	(10,179)	(33,797)
Amortization of warrants	12,422	12,162
Accrued and deferred expenses	263,343	57,200

Net deferred tax assets	93,987,458	71,623,197
Deferred tax asset valuation allowance	(93,987,458)	(71,623,197)

	$—	$—

Based on the Company’s limited operating history and management’s expectation of future profitability, management believes that the Company’s deferred tax assets do not meet the criteria that they will be more likely than not realized. Accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

The effective tax rate differs from the U.S. federal statutory tax rate of 34% due to the following:

	December 31,
	2008	2007

Federal tax at statutory rate	34.0%	34.0%
State taxes	5.4%	4.6%
Change in valuation allowance	(41.1)%	(41.2)%
Research and development credit	1.9%	2.1%
Meals, entertainment and other non-deductable items	(0.2)%	0.5%

Effective tax rate	0.0%	0.0%

At December 31, 2008 and 2007, the Company had U.S. federal and state net operating loss carryforwards of approximately $123.7 million and $105.6 million, respectively available to reduce future taxable income, which will begin to expire in 2023. At December 31, 2008 and 2007, the Company had approximately $5.5 million and $4.5 million of research and development credit, respectively which will begin to expire in 2023.

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

15.	Employee benefit plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches 50 percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The employer match vests over a 4 year period. The total employer match for the years ended December 31, 2008, 2007 and 2006 was $127,728, $120,306 and $101,425.

16.	Quarterly financial data (unaudited)

	First	Second	Third	Forth
2008	Quarter	Quarter	Quarter	Quarter

Loss from operations	$(20,061,879)	$(13,935,894)	$(11,192,687)	$(7,654,661)
Net loss	(19,196,129)	(13,494,882)	(10,869,211)	(7,504,019)
Basic and diluted net loss per share attributable to common stockholders	(0.72)	(0.51)	(0.41)	(0.28)

2007
Loss from operations	$(16,825,608)	$(17,643,200)	$(23,521,894)	$(22,047,673)
Net loss	(15,392,760)	(15,985,023)	(21,943,501)	(20,748,406)
Basic and diluted net loss per share attributable to common stockholders	(0.61)	(0.60)	(0.82)	(0.78)

VANDA PHARMACEUTICALS INC.
EXHIBIT INDEX

Exhibit No.		Description

3.8		Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
3.10		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference)
3.11		Second Amended and Restated Bylaws of the registrant, as amended and restated on December 16, 2008 (filed as Exhibit 3.11 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 17, 2008 and incorporated herein by reference)
4.1		2004 Securityholder Agreement (as amended) (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
4.4		Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
4.5		Rights Agreement, dated as of September 25, 2008, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference)
10.1		Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10	.2#	Sublicense Agreement between the registrant and Novartis Pharma AG dated June 4, 2004 (as amended) (relating to iloperidone) (filed as Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10	.3#	Amended and Restated License, Development and Commercialization Agreement by and between Bristol-Myers Squibb Company and the registrant dated July 24, 2005 (relating to tasimelteon) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10.7		Lease Agreement between the registrant and Red Gate III LLC dated June 25, 2003 (lease of Rockville, MD office space) (filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.8		Amendment to Lease Agreement between the registrant and Red Gate III LLC dated September 27, 2003 (filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.9		Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated August 4, 2005 (filed as Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.10		Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.11		Form of Indemnification Agreement entered into by directors (filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.17		2006 Equity Incentive Plan (filed as Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)

Exhibit No.	Description

10.19	Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated November 15, 2006 (filed as Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2006 and incorporated herein by reference)
10.21	Form of Tax Indemnity Agreement (filed as Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q (File No. 000-51863) for the period ending September 30, 2007 and incorporated herein by reference)
10.22	Second Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye MCC3 LLC) dated September 14, 2007 (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2007 and incorporated herein by reference)
10.23	Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated November 4, 2008
10.24	Amended and Restated Employment Agreement for William D. Clark dated November 4, 2008
10.25	Amended and Restated Employment Agreement for Steven A. Shallcross dated November 4, 2008
10.26	Amended and Restated Employment Agreement for Paolo Baroldi dated November 4, 2008
10.27	Amended and Restated Employment Agreement for Al Gianchetti dated November 4, 2008
10.28	Offer Letter for John Feeney originally dated September 17, 2007
10.29	Severance Protection Letter for Stephanie Irish dated December 17, 2008
10.30	Separation Agreement for Al Gianchetti dated December 1, 2008
10.31	Separation Agreement for Paolo Baroldi dated December 17, 2008
10.32	Separation Agreement for Steven A. Shallcross dated December 17, 2008
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350.
32.2	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.