Form 10-K/A
period 2008-12-31
Vanda Pharmaceuticals Inc.
filed 2009-04-29
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of April 15, 2009 was 26,653,478.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

Vanda Pharmaceuticals Inc. (the “Company”) is filing this amendment and restatement on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009 (the “Original Form 10-K”) to (i) amend Items 10 through 14 of Part III of the Original Form 10-K to include the information required by such items because the Company’s proxy statement relating to the 2009 annual meeting of stockholders will not be filed before April 30, 2009 (i.e. within 120 days after the end of the Company’s 2008 fiscal year) and (ii) include the signature of PricewaterhouseCoopers LLP to the Report of Independent Registered Public Accounting Firm included in the Company’s consolidated financial statements which signature was inadvertently not included in the Original Form 10-K. Certain portions of the Company’s definitive proxy statement relating to the 2009 annual meeting of stockholders were initially incorporated by reference in Items 10 through 14 of Part III of the Original Form 10-K. References to our proxy statement on the cover page of this Form 10-K/A has been deleted and information with respect to the outstanding number of shares of common stock on the cover page of this Form 10-K/A has been updated. In addition, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14 certifications and written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Form 10-K/A is subject to updating and supplementing as provided in the Company’s periodic reports filed with the SEC subsequent to the date of the filing of the Original Form 10-K.

1

Vanda Pharmaceuticals Inc.
Form 10-K/A

Table of Contents

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

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained in this annual report on Form 10-K/A. We also encourage you to read Item 1A of Part 1 of this annual report on Form 10-K/A, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this annual report on Form 10-K/A, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

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

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Our common stock has recently closed at prices below the minimum bid requirement. If the closing bid price of a share of the Company’s common stock were to fall below $1.00 for a period of thirty (30) consecutive business days, the Company would receive a deficiency notice from NASDAQ advising us that we have 180 calendar days to regain compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum closing bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. On October 16, 2008, NASDAQ announced that, effective as of such date and through Friday, January 16, 2009, it has suspended the enforcement of the rules requiring a minimum $1.00 closing bid price. NASDAQ has extended its suspension of the rules requiring a minimum $1.00 closing bid price. These rules will be reinstated on Monday, April 20, 2009. If in the future, we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the over-the-counter bulletin board. There are many factors that may adversely affect our minimum bid price, including those described in Item 1A “Risk Factors” of Part I of this annual report on Form 10-K/A, which contains a more complete discussion of those factors and other risks. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

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

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The following graph shows the cumulative total return, assuming the investment of $100 on April 12, 2006 (the date of the initial public offering) on an investment in each of the Company’s common stock, the NASDAQ Composite Index and the Amex Biotechnology Index (in either case, assuming reinvestment of dividends). The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s common stock. We have not paid dividends to our stockholders since the inception and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this Form 10-K/A pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K/A. The consolidated statements of operations data for the years ended December 31, 2005, 2004 and for the period from March 13, 2003 (inception) to December 31, 2003 and the consolidated balance sheet data as of December 31, 2006, 2005, 2004 and 2003 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled “Management’s discussion and analysis of financial condition and results of operations” included in this annual report on Form 10-K/A.

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

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing at the end of this annual report on Form 10-K/A. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K/A include historical information and other information with respect to our plans and strategy for our business and contain forward-looking statements that involve risk, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the “Risk Factors” section of this report and elsewhere in this annual report on Form 10-K/A.

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

General and administrative expenses.  General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. We expect our general and administrative expenses to decrease in 2009 as we operate under a reduced spending plan pending a response from the FDA to our complete response to the not-

approvable letter related to iloperidone. From inception through December 31, 2008, we incurred general and administrative expenses in the aggregate of approximately $85.9 million, including stock-based compensation expenses of approximately $36.6 million.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2008 included in this annual report on Form 10-K/A. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with BMS and subsequently paid a license fee of $1,000,000. During March 2007, we met our first milestone under the license agreement with Novartis for VSF-173 relating to the initiation of the Phase II clinical trial and subsequently paid a license fee of $1,000,000. On November 3, 2008, we received written notice from Novartis that the license agreement related to VSF-173 had terminated in accordance with its terms as a result of our failure to satisfy a specific development milestone within the time period specified in the license agreement. As a result, we no longer hold any rights with respect to VSF-173 and Novartis has a non-exclusive worldwide license to all information and intellectual property generated by or on behalf of Vanda related to its development of VSF-173. As a result of the acceptance by FDA of our NDA for iloperidone in October 2007, we met a milestone under our license agreement with Novartis and subsequently paid a $5,000,000 milestone license fee. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of December 31, 2008, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk Factors,” Item 1A of Part I of this annual report on Form 10-K/A.

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

Marketable securities

We deposit our cash with financial institutions that we consider to be of high credit quality and purchase marketable securities which are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars. We are monitoring one corporate note affected by the current credit crisis. The note is expected to mature in May 2009 and we expect minimal losses, if any.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial statement schedules required to be filed are indexed on page 81 and are incorporated herein.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 82 of this Form 10-K/A.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names of our executive officers and directors and certain information about each of them as of April 15, 2009, are set forth below:

Mihael H. Polymeropoulos, M.D., age 49, has served as President, Chief Executive Officer and a Director of Vanda since May of 2003. Prior to joining Vanda, Dr. Polymeropoulos was Vice President and Head of the Pharmacogenetics Department at Novartis AG from 1998 to 2003. Prior to his tenure at Novartis, he served as Chief of the Gene Mapping Section, Laboratory of Genetic Disease Research, National Human Genome Research Institute, from 1992 to 1998. Dr. Polymeropoulos is the co-founder of the Integrated Molecular Analysis of Genome Expression (IMAGE) Consortium. Dr. Polymeropoulos holds a degree in Medicine from the University of Patras.

William D. “Chip” Clark, age 40, has served as Senior Vice President, Chief Business Officer and Secretary of Vanda since September of 2004 and served as a Director of Vanda from 2003 to 2004. Prior to joining Vanda, Mr. Clark was a Principal at Care Capital, LLC, a venture capital firm investing in biopharmaceutical companies, from 2000 to 2004. Prior to his tenure at Care Capital, he served in a variety of commercial roles at SmithKline Beecham (now part of GlaxoSmithKline), from 1990 to 2000. Mr. Clark holds a B.A. from Harvard University and an M.B.A. from The Wharton School at the University of Pennsylvania.

John Feeney, M.D., age 54, has served as Vanda’s Senior Medical Officer since November of 2007 and as Vanda’s Acting Chief Medical Officer since January of 2009. Prior to joining Vanda, Dr. Feeney was the Acting Deputy Director in the Division of Neurology Products at the United States Food and Drug Administration (the “FDA”). During his 16 years at the FDA, Dr. Feeney served in various roles, including Medical Officer in the Division of Neuropharmacological Drug Products and Neurology Team Leader. Prior to joining the FDA, Dr. Feeney practiced general neurology in both military and civilian settings. Dr. Feeney holds a B.S. in biology from the University of California at San Diego and an M.D. from Georgetown Medical School. Dr. Feeney is board certified in neurology.

Stephanie R. Irish, age 38, has served as Vanda’s Acting Chief Financial Officer and Treasurer since January of 2009 and as Vanda’s Controller since February of 2005. Prior to joining Vanda, Ms. Irish was Controller at Avalon Pharmaceuticals, Inc. from 2000 to February 2005. Ms. Irish was the Chicago Cluster Controller for Marriott International, Senior Living Services Division from 1999 to 2000. From 1995 to 1999, Ms. Irish held several accounting positions at The Institute for Genomic Research. From 1993 to 1995, Ms. Irish was an auditor at Beers & Cutler, Certified Public Accountants. Ms. Irish holds a B.S. in accounting from the University of Maryland and is licensed in Maryland as a certified public accountant.

Argeris N. Karabelas, Ph.D., age 56, has served as a Director and Chairman of the Board since 2003, when he co-founded Vanda with Dr. Polymeropoulos. Dr. Karabelas has served as a Partner of Care Capital, LLC since 2001. Prior to his tenure at Care Capital, Dr. Karabelas was the Founder and Chairman of the Novartis BioVenture Fund, from July 2000 to December 2001. From 1998 to 2000, he served as Head of Healthcare and CEO of Worldwide Pharmaceuticals for Novartis. Prior to joining Novartis, Dr. Karabelas was Executive Vice President of SmithKline Beecham (now part of GlaxoSmithKline) responsible for U.S. operations, European operations, Regulatory, and Strategic Marketing, from 1981 to 1998. He is a member of the Scientific Advisory Council of the Massachusetts General Hospital, the Harvard-MIT Health Science and Technology Visiting Committee, Chairman of Human Genome Sciences, Inc., Chairman of NitroMed, Inc., Chairman of SkyePharma plc, Chairman of Inotek, Inc., a director of Renovo, plc and a Trustee of Fox Chase Cancer Center and the Philadelphia University of the Sciences. Dr. Karabelas holds a Ph.D. in Pharmacokinetics from the Massachusetts College of Pharmacy.

Richard W. Dugan, age 67, has served as a Director of Vanda since December of 2005. From 1976 to September 2002, Mr. Dugan served as a Partner with Ernst & Young, LLP, where he served in a variety of managing and senior partner positions, including Mid-Atlantic Area Senior Partner from 2001 to 2002, Mid-Atlantic Area Managing Partner from 1989 to 2001 and Pittsburgh Office Managing Partner from 1979 to 1989. Mr. Dugan retired from Ernst & Young, LLP in September 2002. Mr. Dugan currently serves on the board of directors of one other publicly-traded pharmaceutical company, MiddleBrook Pharmaceuticals, Inc. (formerly known as Advancis Pharmaceutical Corporation). On October 31, 2008, in connection with the acquisition of Critical Therapeutics, Inc., a publicly-traded pharmaceutical company, by Cornerstone BioPharma Holdings, Inc., Mr. Dugan resigned from the board of directors of Critical Therapeutics, Inc. Mr. Dugan holds a B.S.B.A. from Pennsylvania State University.

Brian K. Halak, Ph.D., age 37, has served as a Director of Vanda since 2004. Dr. Halak has been at Domain Associates, a venture capital firm based in Princeton, New Jersey, since 2001 and became a Partner in January 2006. Prior to joining Domain Associates, he served as an Associate of the venture capital firm Advanced Technology Ventures, from 2000 to 2001. Dr. Halak serves on the Investment Advisory Council for Ben Franklin Technology Partners and BioAdvance, both seed stage investment groups in Philadelphia. Dr. Halak holds a B.S.E. from the University of Pennsylvania and a Ph.D. in Immunology from Thomas Jefferson University.

Howard H. Pien, age 51, has served as a Director of Vanda since June 2007. Mr. Pien has served as President and Chief Executive Officer and a Director of Medarex, Inc since June 2007. Prior to his tenure at Medarex, Mr. Pien served as President and Chief Executive Officer of Chiron Corporation until April 2006 when it was acquired by Novartis. He joined Chiron from GlaxoSmithKline (formerly SmithKline Beecham), where he served as President, Pharmaceuticals for SmithKline Beecham and later as President of GlaxoSmithKline’s International Pharmaceuticals business. Mr. Pien has also held positions in sales, market research, licensing and product management at Abbott Laboratories and Merck & Co. Mr. Pien earned a B.S. from the Massachusetts Institute of Technology and an M.B.A. from Carnegie-Mellon University.

David Ramsay, age 45, has served as a Director of Vanda since 2004. Mr. Ramsay has served as a Partner of Care Capital, LLC, which he co-founded in 2000. Prior to founding Care Capital, Mr. Ramsay served as a Managing Director of the Rhône Group, LLC, from 1997 to 2000 and co-founded Rhône Capital, LLC, a private equity investment fund. Mr. Ramsay previously worked at Morgan Stanley Capital Partners. Mr. Ramsay holds an A.B. in Mathematics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

H. Thomas Watkins, age 56, has served as a Director of Vanda since September 2006. Mr. Watkins has served as the President and Chief Executive Officer of Human Genome Sciences, Inc. and as a member of its board of directors since 2005. Prior to his tenure at Human Genome Sciences Inc., Mr. Watkins served as President of TAP Pharmaceutical Products, Inc. Mr. Watkins previously held a series of executive positions over the course of nearly twenty years with Abbott Laboratories. Mr. Watkins also serves on the Board of Trustees of the College of William and Mary Foundation, and is a member of the College of William and Mary Mason School of Business Foundation Board of Trustees. He holds a B.B.A. from the College of William and Mary and an M.B.A from the University of Chicago Graduate School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and certain holders of more than 10% of our Common Stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

Other than as set forth below based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and written representations provided to us by all of our directors and officers and certain of our greater than 10% stockholders, we believe that during the year ended December 31, 2008, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

On December 2, 2008, Tang Capital filed a Form 4 with the SEC, indicating that it acquired an additional 145,000 shares of Vanda common stock on November 20, 2008, bringing its aggregate holdings to 3,665,852 shares of common stock. This Form 4 was not timely filed.

Code of Business Conduct and Ethics

We have adopted the Vanda Pharmaceuticals Inc. Code of Business Conduct and Ethics that applies to all directors, officers and employees. We have also adopted an additional Code of Ethics for our Chief Executive Officer and Senior Financial Officers. Both of these codes are available at our website at www.vandapharma.com. If we make any substantive amendments to either of these codes or grants any waiver from a provision of either code to any applicable executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website.

Audit Committee

The Audit Committee of our Board of Directors oversees the integrity of our financial statements and other financial information provided to our stockholders, the retention of performance of our independent accountants, our internal controls and disclosure controls, and our compliance with ethics policies and SEC and related regulatory requirements. For these purposes, the Audit Committee, among other duties and powers, (1) approves audit fees for, and appoints and reviews the performance of, our independent accountants, (2) reviews reports prepared by management, and attested by our independent accountants with respect to the financial statements contained therein, assessing the adequacy and effectiveness of our internal controls and procedures, prior to the inclusion of such reports in our periodic filings as required under the rules of the SEC, (3) reviews our annual and quarterly reports, and associated consolidated financial statements, with management and the independent accountants prior to the first public release of our financial results for such year or quarter, (4) reviews with external counsel any legal matters that could have a significant impact on our financial statements, (5) establishes and maintains procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and auditing matters and business conduct or ethics violations, and (6) reviews our compliance with our Code of Business Conduct and Ethics. Our Audit Committee charter can be found in the corporate governance section of our corporate website at www.vandapharma.com. Three directors comprise the Audit Committee: Mr. Dugan (the Chairman of the Audit Committee), Dr. Halak and Mr. Ramsay. The Audit Committee met twelve times during 2008.

Our Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934).

Mr. Dugan serves as an audit committee financial expert in accordance with applicable SEC regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following paragraphs discuss the principles underlying our executive compensation decisions and the most important factors relevant to an analysis of these decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and other quantitative information that follows this section.

Our compensation of executives is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations. Our executives’ compensation has three primary components — salary, a yearly cash incentive bonus, and stock awards.

•	Base Salary. We fix the base salary of each of our executives at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base salaries paid by similarly situated companies in the field of biotechnology and the base salaries of other private and public companies with which we believe we compete for talent. To this end, we subscribe to executive compensation surveys and other databases and review them when making an executive hiring decision and annually when we review executive compensation.

•	Cash Incentive Bonus. We designed the cash incentive bonuses for each of our executives to focus him or her on achieving key clinical, operational and/or financial objectives within a yearly time horizon, as described in more detail below.

•	Stock Options and Restricted Stock Units. We use stock options and restricted stock units to reward long-term performance; these options and units are intended to produce significant value for each executive if the Company’s performance is outstanding and if the executive has an extended tenure.

We view our three primary components of our executive compensation as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant, such as the survey data referred to above. We believe that, as is common in the biotechnology sector, stock awards are the primary motivator in attracting and retaining executives, and that salary and cash incentive bonuses are secondary considerations. Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of our executive team and the need to tailor each executive’s award to attract and retain that executive.

In addition to the three primary components of compensation described above, we provide our executives with benefits that are generally available to our salaried employees. These benefits include health and medical benefits, flexible spending plans, matching 401(k) contributions and group life and disability insurance. We also provide our executives with certain additional benefits in the event of a change of control of the Company, as described in more detail below.

Our Compensation Committee’s current intent is to perform annually a strategic review of our executive officers’ cash compensation and share and option holdings to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies. Our Compensation Committee’s most recent review occurred in December 2008. This review is described in more detail below. Compensation Committee meetings typically have included, for all or a portion of each meeting, not only the committee members but also our President and Chief Executive Officer, our Chief Business Officer and our Chief Financial Officer. For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers (other than our President and Chief Executive Officer), the Compensation Committee typically considers the recommendations of our President and Chief Executive Officer.

We account for the equity compensation expense for our employees under the rules of SFAS 123(R), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. We structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. It is not anticipated that any executive officer’s annual taxable compensation will exceed $1 million, and the Company has accordingly not made an effort to qualify for an exemption from the $1 million limitation on compensation deductions under Section 162(m) of the Internal Revenue Code with respect to cash compensation or stock units. Our option grants are designed to be exempt from the $1 million limit.

Benchmarking of Base Compensation and Equity Holdings

At its November 2007 meeting, our Compensation Committee determined that our executive officers’ salaries, cash incentive bonuses and equity holdings were at or near the median of executives with similar roles at comparable pre-public and recently public companies and that no material changes should be made to the compensation levels of our executive officers at that time. This median was derived based on a report we obtained from Towers Perrin. The report compared our executive compensation with that of 22 comparable companies, including ACADIA Pharmaceuticals Inc., Acorda Therapeutics, Inc., Anesiva, Inc., Arena Pharmaceuticals, Inc., Aspreva Pharmaceuticals Corporation, Barrier Therapeutics, Inc., CV Therapeutics, Inc., Cypress Bioscience Inc., Dendreon Corporation, Indevus Pharmaceuticals Inc., Inspire Pharmaceuticals, Inc., InterMune, Inc., ISTA Pharmaceuticals, Inc., Jazz Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Osiris Therapeutics, Inc., Santarus, Inc., Somaxon Pharmaceuticals, Inc., Targacept, Inc., Tercica, Inc., XenoPort, Inc. and ZymoGenetics Inc. The selection of the peer group members was based on factors such as geography, employee headcount, research and development expenses, capitalization, product candidate pipeline, and therapeutic focus. Our Compensation Committee realizes that benchmarking the Company’s compensation against the compensation earned at comparable companies may not always be appropriate, but it believes that engaging in a comparative analysis of the Company’s compensation practices from time to time is useful at this point in the life cycle of the Company. In instances where an executive officer is uniquely critical to our success, or in the event of Company achievements that exceed expectations, the Compensation Committee may provide compensation above the median referred to above. Our Compensation Committee also granted additional options to each of our executives in January 2008 in order to provide and preserve significant incentives for these executives to achieve additional Company milestones, including the further development and marketing of our product candidates, particularly the commercialization of our product candidate iloperidone following approval of the NDA for iloperidone filed with the FDA, and the consummation of one or more strategic transactions. We did not obtain a new report on peer group compensation in 2008, and we did not change our base salaries and target bonuses for 2009. We believe that, given the industry in which we operate and the corporate culture we have created, our compensation levels are generally sufficient to retain our existing executive officers and to hire new executive officers when and as required.

Equity Compensation

Since our initial public offering on April 12, 2006, we have made option grants based on the closing market value of our stock as reported on the Nasdaq Global Market on the date of grant. The value of the shares subject to our 2008 option grants to executive officers is reflected in the “2008 grants of plan-based awards” table below.

We do not have any program, plan or obligation that requires us to grant equity compensation to any executive on specified dates. The authority to make equity grants to executive officers rests with our Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of our President and Chief Executive Officer in setting the compensation of our other executives, as well as the recommendations of the other members of our Board of Directors.

On January 4, 2008, the Compensation Committee granted options to the Company’s executives as set forth in the table below. Each of these options had an exercise price of $5.76, the closing price of the Company’s Common Stock on January 4, 2008. Each option becomes exercisable in equal monthly installments over four years, when the executive completes each month of continuous service with the Company after January 4, 2008. These options were granted to provide significant incentives for these executives to achieve additional Company milestones, including the further development and marketing of our product candidates, particularly the commercialization of our product candidate iloperidone following approval of the NDA for iloperidone filed with the FDA, and the consummation of one or more strategic transactions.

Number of Shares
Underlying
January 4, 2008
Name	Option Grant

Mihael H. Polymeropoulos, M.D. President and Chief Executive Officer	250,000
Steven A. Shallcross Senior Vice President, Chief Financial Officer and Treasurer	120,000
Paolo Baroldi, M.D., Ph.D. Senior Vice President and Chief Medical Officer	125,000
William D. “Chip” Clark Senior Vice President, Chief Business Officer and Secretary	120,000
Albert W. Gianchetti Senior Vice President and Chief Commercial Officer	100,000

On December 16, 2008, the Compensation Committee granted restricted stock units (“RSUs”) to certain of our executives as set forth in the table below. 50% of the these RSUs vest, if at all, upon approval by the FDA of the NDA for iloperidone, and 50% vest on December 31, 2009, provided, in each case, that the executive has continuously provided service to the Company through the applicable vesting event or date. These RSUs were granted to provide significant incentives for these executives to continue our pursuit of FDA approval for iloperidone and to achieve additional Company milestones.

Number of RSUs
Underlying
December 16, 2008
Name	Grant

Mihael H. Polymeropoulos, M.D. President and Chief Executive Officer	150,000
William D. “Chip” Clark Senior Vice President, Chief Business Officer and Secretary	50,000

Cash Incentive Bonuses

Yearly cash incentive bonuses for our executives are established as part of their respective individual employment agreements or offer letters. Each of these employment agreements or offer letters provides that the executive will receive a cash incentive bonus determined in the discretion of our Board of Directors, with a target bonus amount specified for that executive based on individualized objective and subjective criteria. These criteria are established by the Compensation Committee and approved by the full Board of Directors on an annual basis, and include specific objectives relating to the achievement of clinical, regulatory, business and/or financial milestones. For 2008, these criteria included FDA approval of iloperidone, preparing for the commercial launch of iloperidone, completion of the tasimelteon Phase III trial in chronic insomnia, the successful completion of a financing, the completion of one or more strategic partnerships and the execution of our hiring plan. The target cash incentive bonus amount for each of our executives for the year ended December 31, 2008, was as follows:

•	Mihael H. Polymeropoulos, M.D., President and Chief Executive Officer: 40% of base salary

•	Steven A. Shallcross, Senior Vice President, Chief Financial Officer and Treasurer: 25% of base salary

•	Paolo Baroldi, M.D., Ph.D., Senior Vice President and Chief Medical Officer: 25% of base salary

•	William D. “Chip” Clark, Senior Vice President, Chief Business Officer and Secretary: 25% of base salary

•	Albert W. Gianchetti, Senior Vice President and Chief Commercial Officer: 25% of base salary

We did not pay any cash incentive bonuses for 2008 in part because we did not achieve a number of the regulatory, business and financial milestones set forth above and also because our Board of Directors did not believe that, in light of the current global financial crisis, paying such bonuses was advisable or in the best interests of the Company and our stockholders.

As a percentage of base salary, the target cash incentive bonus amount for each of our executives for the year ending December 31, 2009, is as follows:

•	Mihael H. Polymeropoulos, M.D., President and Chief Executive Officer: 40% of base salary

•	William D. “Chip” Clark, Senior Vice President, Chief Business Officer and Secretary: 25% of base salary

•	John Feeney, M.D., Acting Chief Medical Officer: 20% of base salary

•	Stephanie R. Irish, Acting Chief Financial Officer and Treasurer: 20% of base salary

Given that the Company has not yet generated revenues, the Compensation Committee has not considered whether we would attempt to recover cash incentive bonuses to the extent that they were paid based on our financial performance and one or more measures of our financial performance are subsequently restated in a downward direction.

Severance and Change in Control Benefits

Each of our executives has a provision in his or her employment agreement, offer letter or other agreement with the Company providing for certain severance benefits in the event of termination without cause, as well as a provision providing for the acceleration of his or her then unvested options in the event of termination without cause following a change in control of the Company. These severance and acceleration provisions are described in the “— Employment Agreements” section below, and certain estimates of these severance and change of control benefits are provided in “— Estimated payments and benefits upon termination” below.

In addition to these severance benefits, our Compensation Committee authorized us to enter into tax indemnity agreements with Drs. Polymeropoulos and Baroldi and Messrs. Clark, Shallcross and Gianchetti. Under these tax indemnity agreements, the Company or our successor will reimburse the executive officers for any excise tax that they are required to pay under Section 4999 of the Internal Revenue Code of 1986, as amended, as well as the income and excise taxes imposed on the reimbursement. Section 4999 imposes a 20% excise tax on payments and distributions that are made or accelerated (or the vesting of which is accelerated) as a result of a change in control of the Company. The excise tax applies only if the aggregate value of those payments and distributions equals or exceeds 300% of the executive officer’s average annual compensation from the Company for the last five completed calendar years or, if less, all years of his employment with the Company. If the tax applies, it attaches to the excess of the aggregate value of the payments and distributions over 100% of the executive officer’s average annual compensation. In the Company’s case, the payments and distributions consist of the continuation of salary, incentive bonus and health insurance coverage for varying periods of time and accelerated vesting of stock options to varying degrees. The Compensation Committee approved these tax indemnity agreements to preserve the financial incentives we created by granting stock options to our senior executives, and to continue to provide motivation for these executives to stay with Vanda and act in the best interests of our stockholders at all times.

Other Benefits

Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other employees. There were no special benefits or perquisites provided to any executive officer in 2008. The Company provides matching contributions of up to 50% to the first 6% contribution of each employee’s 401(k) contribution per pay period.

Recent Developments

On December 16, 2008, we committed to a plan of termination that resulted in a workforce reduction. As part of this workforce reduction, the employment of Paolo Baroldi, M.D., Ph.D., Senior Vice President and Chief Medical Officer, and Steven A. Shallcross, Senior Vice President, Chief Financial Officer and Treasurer, terminated. Dr. Baroldi and Mr. Shallcross continued their employment through January 9, 2009. In addition, on December 16, 2008, we promoted John Feeney III, M.D. to the position of Acting Chief Medical Officer of the Company, effective as of January 9, 2009 and we promoted Stephanie R. Irish to the position of Acting Chief Financial Officer and Treasurer of the Company, effective as of January 9, 2009.

Compensation Committee Report1

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Submitted by the following members of the Compensation Committee:

Argeris N. Karabelas, M.D. (Chairman)
Howard H. Pien
H. Thomas Watkins

2008 Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to the Company’s “principal executive officer,” “principal financial officer” and the three other highest paid executive officers (together, our “named executive officers”) for the years ended December 31, 2008, 2007 and 2006:

						Non-Equity
						Incentive
				Stock	Option	Plan
		Salary	Bonus	Awards	Awards	Compensation	All Other		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	Compensation ($)		($)

Mihael H. Polymeropoulos, M.D.	2008	442,000	—	1,723	6,337,617	—	6,900	(7)	6,788,240
President and Chief	2007	420,978	—	—	7,749,590	135,000	6,750	(7)	8,312,318
Executive Officer	2006	375,533	—	—	2,976,966	250,000	6,582	(7)	3,609,081
Steven A. Shallcross(4)	2008	291,200	—	—	710,306	—	412,604	(8)	1,414,110
Senior Vice President, Chief	2007	277,500	—	—	1,527,760	70,000	6,750	(7)	1,882,010
Financial Officer	2006	250,000	—	—	585,619	93,750	6,600	(7)	935,969
and Treasurer
Paolo Baroldi, M.D., Ph.D.(5)	2008	320,000	—	—	92,102	—	436,396	(9)	848,498
Senior Vice President and	2007	277,500	—	—	1,131,985	72,000	7,063	(7)	1,488,548
Chief Medical Officer	2006	122,917	30,000	—	103,197	93,750	63,619	(10)	413,483
William D. “Chip” Clark	2008	312,000	—	574	3,038,514	—	6,900	(7)	3,357,988
Senior Vice President,	2007	294,728	—	—	3,835,916	70,000	10,311	(7)	4,210,955
Chief Business Officer	2006	235,971	—	—	1,493,222	118,000	3,039	(7)	1,850,232
and Secretary
Albert W. Gianchetti	2008	281,233	35,000	7,528	246,859	—	453,264	(11)	1,023,884
Senior Vice President	2007	54,839	100,000	4,652	89,539	73,750	4,181	(12)	326,961
and Chief Commercial Officer(6)

(1)	The amounts reported in the Stock awards column reflect the accounting expense associated with the awards of restricted stock units to each of the Named Executive Officers, calculated in accordance with SFAS 123(R). Even though the awards may be forfeited, the amounts do not reflect this contingency.

The Company cautions that the amounts reported in the 2008 Summary Compensation Table for these awards may not represent the amounts that the Named Executive Officers will actually realize from the awards. Whether, and to what extent, a Named Executive Officer realizes value will depend on the approval of the NDA for iloperidone from the FDA and continued employment. Additional information on all outstanding stock awards is reflected in the 2008 Outstanding Equity Awards at 2008 Year-End table.

See the note to our consolidated financial statements under the caption “Accounting for stock-based compensation” included in our annual report on Form 10-K/A for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our equity awards.

1 The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Vanda under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Amount reflects the compensation cost for the years ended December 31, 2008, 2007 and 2006 of the named executive officer’s options, calculated in accordance with SFAS 123(R) and using a Black-Scholes-Merton valuation model. Even though the awards may be forfeited, the amounts do no reflect this contingency.

The Company cautions that the amounts reported in the 2008 Summary Compensation Table for these awards may not represent the amounts that the Named Executive Officers will actually realize from the awards. Whether, and to what extent, a Named Executive Officer realizes value will depend on the Company’s stock price and, except for Dr. Polymeropoulos, continued employment. Additional information on all outstanding stock awards is reflected in the 2008 Outstanding Equity Awards at 2008 Year-end table.

See the note to our consolidated financial statements under the caption “Accounting for stock-based compensation” included in our annual report on Form 10-K/A for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our equity awards.

(3)	There were no cash bonuses paid to officers in 2009 that were earned in 2008. Reflects amounts paid in January 2008 for cash incentive bonuses earned for the year 2007 and amounts paid in January 2007 for cash incentive bonuses earned for the year 2006.

(4)	Mr. Shallcross left the Company in January 2009

(5)	Dr. Baroldi left the Company in January 2009.

(6)	Mr. Gianchetti joined the Company in October 2007 and left the Company in December 2008.

(7)	Includes contributions made by the Company to match executives’ respective 401(k) plan contributions.

(8)	Includes $6,900 in 401(k) matching contributions made by the Company and $405,704 paid or accrued on account of severance benefits payable pursuant to an Employment Agreement between Mr. Shallcross and the Company in connection with the termination of his employment.

(9)	Includes $6,900 in 401(k) matching contributions made by the Company and $429,496 paid or accrued on account of severance benefits payable pursuant to an Employment Agreement between Dr. Baroldi and the Company in connection with the termination of his employment.

(10)	Includes $938 in 401(k) matching contributions made by the Company, $49,934 in relocation expenses paid by the Company, and $12,747 in tax costs paid by the Company relating to such relocation expenses.

(11)	Includes a living allowance of $30,245 paid to Mr. Gianchetti by the Company and $423,019 paid or accrued on account of severance benefits payable pursuant to an Employment Agreement between Mr. Gianchetti and the Company in connection with the termination of his employment.

(12)	Reflects temporary housing expense in connection with Mr. Gianchetti’s employment.

Employment Agreements

We entered into offer letters or employment agreements with each of Mihael H. Polymeropoulos, M.D., our President and Chief Executive Officer, Steven A. Shallcross, our former Senior Vice President, Chief Financial Officer and Treasurer, Paolo Baroldi, M.D., Ph.D., our former Senior Vice President and Chief Medical Officer, William D. “Chip” Clark, our Senior Vice President, Chief Business Officer and Secretary and Albert W. Gianchetti, our former Senior Vice President and Chief Commercial Officer.

Mihael Polymeropoulos, M.D.  We entered into an employment agreement in February 2005 with Dr. Polymeropoulos, which provides for an annual base salary of not less than $362,250 and the possibility of an annual target cash incentive bonus amount equal to 40% of his annual base salary upon achievement of certain performance goals. (Dr. Polymeropoulos’ current base salary is $442,000.) If Dr. Polymeropoulos’ employment is terminated without cause, he becomes permanently disabled, or he terminates his employment for good reason, he will receive the following severance benefits following his employment termination: (1) a cash payment of his monthly base salary for 12 months; (2) payment of his monthly COBRA health insurance premiums; and (3) a bonus in an amount determined as follows: (a) if he is terminated prior to the first anniversary of this agreement, a pro-rata portion of the anticipated first-year target cash incentive bonus will be paid to him; (b) if he is terminated on or following the first anniversary and prior to the third, the amount will equal the greater of the most recent target cash incentive bonus or the average target cash incentive bonuses awarded for the prior years; or (c) if he is terminated on or following the third anniversary, the amount will be equal to the greater of the most recent target cash incentive bonus or the average target cash incentive bonus awarded for the prior three years. In addition, if, following a change in control, Dr. Polymeropoulos is terminated without cause, or he terminates his employment for good reason, he will become vested in 100% of his then unvested shares and options. In addition to the benefits provided in his employment agreement, we entered into a tax indemnity agreement with Dr. Polymeropoulos in November of 2007 that provides certain benefits to him in the event of a change in control of the Company, as described below in “— Severance and change in control arrangements.”

Steven A. Shallcross.  We entered into an employment agreement in October 2005 with Mr. Shallcross, which provides for an annual base salary of not less than $250,000 and the possibility of an annual target cash incentive bonus equal to 25% of his annual base salary upon achievement of certain performance criteria. If Mr. Shallcross’ employment is terminated without cause, he becomes permanently disabled, or he terminates his employment for good reason, he will receive the following severance benefits following his employment termination: (1) a cash payment of his monthly base salary for 12 months; (2) payment of his monthly COBRA health insurance premiums; and (3) a bonus in an amount determined as follows: (a) if he is terminated prior to the first anniversary of this agreement, a pro-rata portion of the anticipated first-year target cash incentive bonus will be paid to him; (b) if he is terminated on or following the first anniversary and prior to the third, the amount will equal the greater of the most recent target cash incentive bonus or the average target cash incentive bonuses awarded for the prior years; or (c) if he is terminated on or following the third anniversary, the amount will be equal to the greater of the most recent target cash incentive bonus or the average target cash incentive bonus awarded for the prior three years. In addition, if, following a change in control, Mr. Shallcross is terminated without cause, or he terminates his employment for good reason, he will become vested in 24 months’ worth of his then unvested shares and options granted prior to January, 2007 by the terms of his employment agreement. Mr. Shallcross will also become vested in all of the shares underlying his options granted in January 2007 or thereafter in the event that, following a change in control, Mr. Shallcross is terminated without cause, or he terminates his employment for good reason. In addition to the benefits provided in his employment agreement, we entered into a tax indemnity agreement with Mr. Shallcross in November of 2007 that provides certain benefits to him in the event of a change in control of the Company, as described below in “— Severance and change in control arrangements.”

Mr. Shallcross’ employment terminated on January 9, 2009. Pursuant to Mr. Shallcross’ employment agreement, and in exchange for a release of all claims, he is receiving his monthly base salary for 12 months, payment of his monthly COBRA health insurance premiums for 12 months, a cash payment of $72,800 and an additional three months of vesting under each of his outstanding stock options granted under our equity incentive plans, with six months following the termination of his employment to exercise any of such options.

Paolo Baroldi, M.D., Ph.D.  We entered into an employment agreement in July 2006 with Dr. Baroldi, which provides for an annual base salary of not less than $250,000 and the possibility of an annual target cash incentive bonus equal to 25% of his annual base salary. If Dr. Baroldi’s employment is terminated without cause, he becomes permanently disabled, or he terminates his employment for good reason, he will receive the following severance benefits following his employment termination: (1) a cash payment of his monthly base salary for 12 months; (2) payment of his monthly COBRA health insurance premiums; and (3) a bonus in an amount determined as follows: (a) if he is terminated prior to the first anniversary of this agreement, a pro-rata portion of the anticipated first-year target cash incentive bonus will be paid to him; (b) if he is terminated on or following the first anniversary and prior to the third, the amount will equal the greater of the most recent target cash incentive bonus or the average target cash incentive bonuses awarded for the prior years; or (c) if he is terminated on or following the third anniversary, the amount will be equal to the greater of the most recent target cash incentive bonus or the average target cash incentive bonus awarded for the prior three years. In addition, if, following a change in control, Dr. Baroldi is terminated without cause, or he terminates his employment for good reason, he will become vested in 24 months’ worth of his then unvested shares and options granted prior to January 2007 by the terms of his employment agreement. Dr. Baroldi will also become vested in all of the shares underlying his options granted in January 2007 or thereafter in the event that, following a change in control, Dr. Baroldi is terminated without cause, or he terminates his employment for good reason. In addition to the benefits provided in his employment agreement, we entered into a tax indemnity agreement with Dr. Baroldi in November of 2007 that provides certain benefits to him in the event of a change in control of the Company, as described below in “— Severance and change in control arrangements.”

Dr. Baroldi’s employment terminated on January 9, 2009. Pursuant to Dr. Baroldi’s employment agreement, and in exchange for a release of all claims, he is receiving his monthly base salary for 12 months, payment of his monthly COBRA health insurance premiums for 12 months, a cash payment of $80,000 and an additional three months of vesting under each of his outstanding stock options granted under our equity incentive plans, with six months following the termination of his employment to exercise any of such options.

William D. “Chip” Clark.  We entered into an employment agreement in February 2005 with Mr. Clark, which provides for an annual base salary of not less than $227,625 and the possibility of an annual target cash incentive bonus equal to 25% of his annual base salary upon achievement of certain performance criteria. (Mr. Clark’s current base salary is $312,000.) If Mr. Clark’s employment is terminated without cause, he becomes permanently disabled, or he terminates his employment for good reason, he will receive the following severance benefits following his employment termination: (1) a cash payment of his monthly base salary for 12 months; (2) payment of his monthly COBRA health insurance premiums; and (3) a bonus in an amount determined as follows: (a) if he is terminated prior to the first anniversary of this agreement, a pro-rata portion of the anticipated first-year target cash incentive bonus will be paid to him; (b) if he is terminated on or following the first anniversary and prior to the third, the amount will equal the greater of the most recent target cash incentive bonus or the average target cash incentive bonuses awarded for the prior years; or (c) if he is terminated on or following the third anniversary, the amount will be equal to the greater of the most recent target cash incentive bonus or the average target bonus awarded for the prior three years. In addition, if, following a change in control, Mr. Clark is terminated without cause, or he terminates his employment for good reason, he will become vested in 24 months’ worth of his then unvested shares and options granted prior to January, 2007 by the terms of his employment agreement. Mr. Clark will also become vested in all of the shares underlying his options granted in January 2007 or thereafter (set forth in “Compensation Discussion and Analysis — Recent Developments”) in the event that, following a change in control, Mr. Clark is terminated without cause, or he terminates his employment for good reason. In addition to the benefits provided in his employment agreement, we entered into a tax indemnity agreement with Mr. Clark in November of 2007 that provides certain benefits to him in the event of a change in control of the Company, as described above in “— Severance and change in control benefits.”

Albert W. Gianchetti.  We entered into an employment agreement in October 2007 with Mr. Gianchetti, which provides for an annual base salary of not less than $295,000 and the possibility of an annual target cash incentive bonus equal to 25% of his annual base salary upon achievement of certain performance criteria. If Mr. Gianchetti’s employment is terminated without cause or he becomes permanently disabled, he will receive the following severance benefits following his employment termination: (1) a cash payment of his monthly base salary for 12 months; (2) payment of his monthly COBRA health insurance premiums; and (c) a bonus in an amount determined as follows: (a) if he is terminated prior to the first anniversary of this agreement, a pro-rata portion of the anticipated first-year target cash incentive bonus will be paid to him; (b) if he is terminated on or following the first anniversary and prior to the third, the amount will equal the greater of the most recent target cash incentive bonus or the average target cash incentive bonuses awarded for the prior years; or (c) if he is terminated on or following the third anniversary, the amount will be equal to the greater of the most recent target cash incentive bonus or the average target bonus awarded for the prior three years. In addition, if, following a change in control, Mr. Gianchetti is terminated without cause, or he terminates his employment for good reason, he will become vested in 24 months’ worth of his then unvested shares and options granted in October 2007 by the terms of his employment agreement. Mr. Gianchetti will also become vested in all of the shares underlying his options granted in January 2008 or thereafter in the event that, following a change in control, Mr. Gianchetti is terminated without cause, or he terminates his employment for good reason. In addition to the benefits provided in his employment agreement, we entered into a tax indemnity agreement with Mr. Gianchetti in November of 2007 that provides certain benefits to him in the event of a change in control of the Company, as described above in “— Severance and change in control benefits.”

On December 1, 2008, Mr. Gianchetti’s employment terminated. Pursuant to Mr. Gianchetti’s employment agreement and in exchange for a release of all claims, he is receiving a cash payment of his monthly base salary for 12 months, payment of his monthly COBRA health insurance premiums for 12 months and a cash payment of $76,700.

2008 Grants of Plan-Based Awards

The following table sets forth each plan-based award granted to our named executive officers during the year ended December 31, 2008.

			All
		All	Other
		Other	Option
		Stock	Awards:		Grant Date
		Awards:	Number of	Exercise or	Fair Value of
		Number of	Securities	Base Price	Stock
		Shares	Underlying	of Option	and Option
	Grant	of Stock	Options	Awards	Awards
Name	Date	(#)	(#)	($/sh)	($)(1)

Mihael H. Polymeropoulos, M.D.	01/04/08	—	250,000	5.76	927,100
	12/16/08	150,000	—	.57	85,500
Steven A. Shallcross	01/04/08	—	120,000	5.76	445,008
Paolo Baroldi, M.D., Ph.D.	01/04/08	—	125,000	5.76	463,550
William D. “Chip” Clark	01/04/08	—	120,000	5.76	445,008
	12/16/08	50,000	—	.57	28,500
Albert W. Gianchetti	01/04/08	—	100,000	5.76	370,840

(1)	Represents the fair value of each stock option or restricted stock grant as of the date it was granted, in accordance with SFAS 123(R) and using a Black-Scholes-Merton valuation model. Even though the awards may be forfeited, the amounts do no reflect this contingency.

Description of Certain Awards Granted in 2008

On January 4, 2008, we granted an option to Dr. Mihael Polymeropoulos to purchase a total of 250,000 shares of our Common Stock. The option vests with respect to 5,208 shares each month after January 4, 2008, that Dr. Polymeropoulos remains employed with us.

On December 16, 2008, we granted 150,000 restricted stock units (“RSUs”) to Dr. Mihael Polymeropoulos. 75,000 of the RSUs vest, if at all, upon approval by the FDA of the NDA for iloperidone, and 75,000 of the RSUs vest on December 31, 2009, provided, in each case, that Dr. Polymeropoulos has continuously provided service to the Company through the applicable vesting event or date.

On January 4, 2008, we granted an option to Mr. Steven Shallcross to purchase a total of 120,000 shares of our Common Stock. The option vested with respect to 2,500 shares each month after January 4, 2008, that Mr. Shallcross remained employed with us.

On January 4, 2008, we granted an option to Dr. Paolo Baroldi to purchase a total of 125,000 shares of our Common Stock. The option vested with respect to 2,604 shares each month after January 4, 2008, that Dr. Baroldi remained employed with us.

On January 4, 2008, we granted an option to Mr. William “Chip” Clark to purchase a total of 120,000 shares of our Common Stock. The option vests with respect to 2,500 shares each month after January 4, 2008, that Mr. Clark remains employed with us.

On December 16, 2008, we granted 50,000 RSUs to Mr. William “Chip” Clark. 25,000 of the RSUs vest, if at all, upon approval by the FDA of the NDA for iloperidone, and 25,000 of the RSUs vest on December 31, 2009, provided, in each case, that Mr. Clark has continuously provided service to the Company through the applicable vesting event or date.

On January 4, 2008, we granted an option to Mr. Albert Gianchetti to purchase a total of 100,000 shares of our Common Stock. The option vested with respect to 2,083 shares each month after January 4, 2008, that Mr. Gianchetti remained employed with us.

Outstanding Equity Awards at 2008 Year-End

The following table sets forth information regarding each unexercised option and unvested stock grant held by each of our named executive officers as of December 31, 2008.

Option Awards	Stock Awards
Number of	Market
Number of	Number of	Shares or	Value of
Securities	Securities	Units of	Shares or
Underlying	Underlying	Stock	Units of
Unexercised	Unexercised	That	Stock
Options	Options	Option	Option	Have Not	That
(#)	(#)	Exercise	Expiration	Vested	Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	(#)	Vested ($)

Mihael H. Polymeropoulos, M.D.	42,802	5,352	(1)	0.33	02/10/15	—	—
318,063	77,558	(2)	0.33	09/28/15	—	—
142,778	47,595	(3)	4.73	12/29/15	—	—
239,584	260,416	(4)	30.65	01/30/17	—	—
57,291	192,709	(5)	5.76	01/03/18	—	—
—	—	—	—	150,000	$75,000	(6)
Steven A. Shallcross	22,502	19,042	(7)	0.83	11/14/15	—	—
46,227	16,996	(8)	4.73	12/29/15	—	—
45,520	49,480	(9)	30.65	01/30/17	—	—
27,500	92,500	(10)	5.76	01/03/18	—	—
Paolo Baroldi, M.D., Ph.D.	36,507	23,920	(11)	8.30	07/06/16
17,499	17,501	(12)	24.71	12/13/16	—	—
33,541	36,459	(13)	30.65	01/30/17	—	—
28,645	96,355	(14)	5.76	01/03/18	—	—
William D. “Chip” Clark	44,868	—	(15)	0.33	09/01/14	—	—
43,126	2,015	(16)	0.33	02/10/15	—	—
167,000	38,541	(17)	0.33	09/28/15	—	—
29,929	9,978	(18)	4.73	12/29/15	—	—
119,792	130,208	(19)	30.65	01/30/17	—	—
27,500	92,500	(20)	5.76	01/03/18	—	—
—	—	—	—	50,000	$25,000	(21)
Albert W. Gianchetti	24,374	—	(22)	16.24	03/01/09	—	—
20,833	—	(23)	5.76	03/01/09	—	—

(1)	The option vests with respect to 2,675 additional shares each month after December 2008, provided that Dr. Polymeropoulos remains employed with us.

(2)	The option vests with respect to 8,617 additional shares each month after December 2008, provided that Dr. Polymeropoulos remains employed with us.

(3)	The option vests with respect to 3,966 additional shares each month after December, 2008, provided that Dr. Polymeropoulos remains employed with us.

(4)	The option vests with respect to 10,416 additional shares each month after December 2008, provided that Dr. Polymeropoulos remains employed with us.

(5)	The option vests with respect to 5,208 additional shares each month after December 2008, provided that Dr. Polymeropoulos remains employed with us.

(6)	The restricted stock units vest with respect to 50% of such units upon approval by the FDA of the NDA for iloperidone and 50% of such units vest on December 31, 2009 provided that Dr. Polymeropoulos remains employed with us. The closing price of Vanda Pharmaceuticals’ common stock as reported on The NASDAQ Global Market was $.50 on December 31, 2008.

(7)	The option vests with respect to 1,730 additional shares each month after December 2008, provided that Mr. Shallcross remains employed with us.

(8)	The option vests with respect to 1,416 additional shares each month after December 2008, provided that Mr. Shallcross remains employed with us.

(9)	The option vests with respect to 1,979 additional shares each month after December 2008, provided that Mr. Shallcross remains employed with us.

(10)	The option vests with respect to 2,500 additional shares each month after December 2008, provided that Mr. Shallcross remains employed with us.

(11)	The option vests with respect to 1,258 additional shares each month after December 2008, provided that Dr. Baroldi remains employed with us.

(12)	The option vests with respect to 729 additional shares for each month after December 2008, provided that Dr. Baroldi remains employed with us.

(13)	The option vests with respect to 1,458 additional shares each month after December 2008, provided that Dr. Baroldi remains employed with us.

(14)	The option vests with respect to 2,604 additional shares each month after December 2008, provided that Dr. Baroldi remains employed with us.

(15)	Mr. Clark is fully vested with respect to this grant.

(16)	The option vests with respect to 1,007 additional shares each month after December 2008, provided that Mr. Clark remains employed with us.

(17)	The option vests with respect to 4,282 additional shares each month after December 2008, provided that Mr. Clark remains employed with us.

(18)	The option vests with respect to 831 additional shares each month after December 2008, provided that Mr. Clark remains employed with us.

(19)	The option vests with respect to 5,208 additional shares each month after December 2008, provided that Mr. Clark remains employed with us.

(20)	The option vests with respect to 2,500 additional shares each month after December 2008, provided that Mr. Clark remains employed with us.

(21)	The restricted stock units vest with respect to 50% of such units upon approval by the FDA of the NDA for iloperidone and 50% of such units vest on December 31, 2009 provided that Mr. Clark remains employed with us. The closing price of Vanda Pharmaceuticals’ common stock as reported on the NASDAQ Global Market was $.50 on December 31, 2008.

(22)	Mr. Gianchetti’s employment with Vanda Pharmaceuticals terminated as of December 1, 2008 at which time he was vested in 24,374 shares. These options expired as of March 1, 2009.

(23)	Mr. Gianchetti’s employment with Vanda Pharmaceuticals terminated as of December 1, 2008 at which time he was vested in 20,833 shares. These options expired as of March 1, 2009.

2008 Option Exercises and Stock Vested

The following table shows the number of shares acquired upon exercise and restricted stock vesting for each of our named executive officer during the year ended December 31, 2008.

Stock Awards
	Number of Shares	Value
	Acquired on	Realized on
	Vesting	Vesting
Name	(#)	($)

Mihael H. Polymeropoulos, M.D.	—	—
Steven A. Shallcross	—	—
Paolo Baroldi, M.D., Ph.D.	—	—
William D. “Chip” Clark	—	—
Albert W. Gianchetti	750	$622.50

None of the Named Executive Officers exercised any stock options during 2008.

Severance and Change in Control Arrangements

See “— Employment Agreements” and “Compensation discussion and analysis — Severance and change in control benefits” above for a description of the severance and change in control arrangements for Drs. Polymeropoulos and Baroldi and Messrs. Clark, Shallcross and Gianchetti. Drs. Polymeropoulos and Baroldi and Messrs. Clark, Shallcross and Gianchetti will only be eligible to receive severance payments if each officer signs a general release of claims.

Our Compensation Committee, as plan administrator of our Second Amended and Restated Management Equity Plan and our 2006 Equity Incentive Plan, has the authority to provide for accelerated vesting of the shares of Common Stock subject to outstanding options held by our named executive officers and any other person in connection with certain changes in control of Vanda.

In each employment agreement, a change in control is defined as (1) the consummation of a merger or consolidation of the Company with or into another entity, if persons who were not stockholders of the Company immediately prior to such merger or consolidation own immediately after such merger or consolidation 50% or more of the voting power of the outstanding securities of each of (a) the continuing or surviving entity and (b) any direct or indirect parent corporation of such continuing or surviving entity; or (2) the sale, transfer or other disposition of all or substantially all of the Company’s assets. A transaction shall not constitute a change in control if its sole purpose is to change the state of the Company’s incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company’s securities immediately before such transaction.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to each named executive officer in various termination situations has been estimated in the tables below. These tables include benefits payable to our executives in connection with the tax indemnity agreements described above in “— Severance and change of control benefits,” which were approved by our Compensation Committee on March 16, 2007 with respect to Drs. Polymeropoulos and Baroldi and Messrs. Clark and Shallcross and on October 12, 2007 with respect to Mr. Gianchetti.

Mihael H. Polymeropoulos, M.D.

The following table describes the potential payments and benefits upon employment termination for Dr. Polymeropoulos, our President and Chief Executive Officer, as if his employment terminated as of December 31, 2008, the last business day of 2008.

							Involuntary
							Termination
							in Connection
	Voluntary	Voluntary					With or
	Resignation	Resignation		Termination		Termination	Following
Executive Benefits and	Not for Good	for Good		by Company		by Company	Change
Payments Upon Termination	Reason	Reason		Not for Cause		for Cause	in Control

Compensation:
Base salary	$—	$442,000	(1)	$442,000	(1)	$—	$442,000	(1)
Highest target cash incentive bonus	—	188,708	(2)	188,708	(2)	—	188,708	(2)
Stock options and restricted stock units unvested and accelerated	—	—		—		—	89,095	(3)
Benefits and perquisites:
Health care	—	27,689	(4)	27,689	(4)	—	27,689	(4)
Accrued vacation pay	—	8,500	(5)	8,500	(5)	—	8,500	(5)

Total	$—	$666,897		$666,897		$—	$755,992

(1)	Last monthly base salary prior to the termination for a period of 12 months following the date of the termination.

(2)	Greater of the most recent target cash incentive bonus awarded prior to termination or the average of the prior three years cash incentive bonuses.

(3)	All options held by Dr. Polymeropoulos will become fully vested in the event of an involuntary termination following a change of control. All restricted stock units held by Dr. Polymeropoulos will become fully vested upon a change of control.

(4)	Payment of the COBRA health insurance premiums up to 18 months or until Dr. Polymeropoulos begins employment with another company that offers comparable benefits.

(5)	Based on accrued but unused vacation days available to Dr. Polymeropoulos at December 31, 2008.

Steven A. Shallcross

The following table describes the potential payments and benefits upon employment termination for Mr. Shallcross, our Senior Vice President, Chief Financial Officer and Treasurer, as if his employment terminated as of December 31, 2008, the last business day of 2008.

							Involuntary
							Termination
							in Connection
	Voluntary	Voluntary					With or
	Resignation	Resignation		Termination		Termination	Following
Executive Benefits and	Not for Good	for Good		by Company		by Company	Change
Payments Upon Termination	Reason	Reason		Not for Cause		for Cause	in Control

Compensation:
Base salary	$—	$291,200	(1)	$291,200	(1)	$—	$291,200	(1)
Highest target cash incentive bonus	—	75,417	(2)	75,417	(2)	—	75,417	(2)
Stock options unvested and accelerated	—	—		—		—	—	(3)
Benefits and perquisites:
Health care	—	27,689	(4)	27,689	(4)	—	27,689	(4)
Accrued vacation pay	—	12,320	(5)	12,320	(5)	—	12,320	(5)

Total	$—	$406,626		$406,626		$—	$406,626

(1)	Last monthly base salary prior to the termination for a period of 12 months following the date of the termination.

(2)	Greater of the most recent target cash incentive bonus awarded prior to termination or the average of the prior three years cash incentive bonuses.

(3)	Acceleration of 24 months’ worth of Mr. Shallcross’ then unvested options granted prior to January 2007 will occur in the event of an involuntary termination following a change of control; full acceleration of Mr. Shallcross’ then unvested options grated on or after January 2007 will occur in the event of an involuntary termination following a change of control.

(4)	Payment of the COBRA health insurance premiums up to 18 months or until Mr. Shallcross begins employment with another company that offers comparable benefits.

(5)	Based on accrued but unused vacation days available to Mr. Shallcross at December 31, 2008.

Paolo Baroldi, M.D., Ph.D.

The following table describes the potential payments and benefits upon employment termination for Dr. Baroldi, our Senior Vice President and Chief Medical Officer, as if his employment terminated as of December 31, 2008, the last business day of 2008.

							Involuntary
							Termination
							in Connection
	Voluntary	Voluntary					with or
	Resignation	Resignation		Termination		Termination	Following
Executive Benefits and	Not for Good	for Good		by Company		by Company	Change
Payments Upon Termination	Reason	Reason		Not for Cause		for Cause	in Control

Compensation:
Base salary	$—	$320,000	(1)	$320,000	(1)	$—	$320,000	(1)
Highest target cash incentive bonus	—	84,375	(2)	84,375	(2)	—	84,375	(2)
Stock options unvested and accelerated	—	—		—		—	—	(3)
Benefits and perquisites:
Health care	—	27,689	(4)	27,689	(4)	—	27,689	(4)
Accrued vacation pay	—	16,615	(5)	16,615	(5)	—	16,615	(5)

Total	$—	$448,679		$448,679		$—	$448,679

(1)	Last monthly base salary prior to the termination for a period of 12 months following the date of the termination.

(2)	Greater of the most recent target cash incentive bonus awarded prior to termination or the average of target cash incentive bonuses awarded for the prior years.

(3)	Acceleration of 24 months’ worth of Dr. Baroldi’s then unvested options granted prior to January 2007 will occur in the event of an involuntary termination following a change of control; full acceleration of Dr. Baroldi’s then unvested options grated on or after January 2007 will occur in the event of an involuntary termination following a change of control.

(4)	Payment of the COBRA health insurance premiums up to 18 months or until Dr. Baroldi begins employment with another company that offers comparable benefits.

(5)	Based on accrued but unused vacation days available to Dr. Baroldi at December 31, 2008.

William D. “Chip” Clark

The following table describes the potential payments and benefits upon employment termination for Mr. Clark, our Senior Vice President, Chief Business Officer and Secretary, as if his employment terminated as of December 31, 2008, the last business day of 2008.

							Involuntary
							Termination
							in Connection
	Voluntary	Voluntary					with or
	Resignation	Resignation		Termination		Termination	Following
Executive Benefits And	Not for Good	for Good		by Company		by Company	Change
Payments Upon Termination	Reason	Reason		Not for Cause		for Cause	in Control

Compensation:
Base salary	$—	$312,000	(1)	$312,000	(1)	$—	$312,000	(1)
Highest target cash incentive bonus	—	85,199	(2)	85,199	(2)	—	85,199	(2)
Stock options and restricted stock units unvested and accelerated	—	—		—		—	31,895	(3)
Benefits and perquisites:
Health care	—	8,704	(4)	8,704	(4)	—	8,704	(4)
Accrued vacation pay	—	6,000	(5)	6,000	(5)	—	6,000	(5)

Total	$—	$411,903		$411,903		$—	$443,798

(1)	Last monthly base salary prior to the termination for a period of 12 months following the date of the termination.

(2)	Greater of the most recent target cash incentive bonus or the average target bonus awarded for the prior three years.

(3)	Acceleration of 24 months’ worth of Mr. Clark’s then unvested options granted prior to January 2007 will occur in the event of an involuntary termination following a change of control; full acceleration of Mr. Clark’s then unvested options granted on or after January 2007 and will occur in the event of an involuntary termination following a change of control; full vesting of Mr. Clark’s restricted stock units will occur upon a change of control.

(4)	Payment of the COBRA health insurance premiums up to 18 months or until Mr. Clark begins employment with another company that offers comparable benefits.

(5)	Based on accrued but unused vacation days available to Mr. Clark at December 31, 2008.

Albert W. Gianchetti

The following table describes the payments and benefits to which Mr. Gianchetti, our Senior Vice President and Chief Commercial Officer is entitled as a result of the termination of his employment on December 1, 2008.

						Involuntary
						Termination
	Voluntary	Voluntary				in Connection
	Resignation	Resignation	Termination		Termination	with or
Executive Benefits and	not for Good	for Good	by Company		by Company	Following Change
Payments Upon Termination	Reason	Reason	not for Cause		for Cause	in Control

Compensation:
Base salary	$—	$—	$306,800	(1)	$—	$—
Highest target cash incentive bonus	—	—	76,700	(2)	—	—
Shares of restricted stock unvested and accelerated	—	—	—	(3)	—	—
Stock options unvested and Accelerated	—	—	—	(3)	—	—
Benefits and perquisites:
Health care	—	—	18,549	(4)	—	—
Accrued vacation pay	—	—	10,620	(5)	—	—

Total	$—	$—	$412,669		$—	$—

(1)	An agreement was executed with Mr. Gianchetti effective December 1, 2008 which provided for a one-year severance based on his current annual earnings.

(2)	An agreement was executed with Mr. Gianchetti effective December 1, 2008 which provided for a bonus pay-out equal to 100% of his target bonus of 25% of annual earnings.

(3)	The severance agreement did not include any acceleration provisions for options or restricted stock.

(4)	Payment of the COBRA health insurance premiums up to 12 months or until Mr. Gianchetti begins employment with another company that offers comparable benefits.

(5)	An agreement was executed with Mr. Gianchetti effective December 1, 2008 which included all of Mr. Gianchetti’s accrued but unused vacation time.

Compensation of Directors

On December 19, 2005, our Board of Directors adopted a compensation program for outside directors. Pursuant to this program, each member of our Board of Directors who is not our employee receives a $25,000 annual fee as well as $2,500 for each board meeting attended in person ($1,250 for meetings attended by telephone). The Chairman of the Board of Directors receives an additional annual fee of $10,000, and the chairman of each committee of the Board of Directors receives an additional annual fee of $2,000. Each director receives $1,000 for each meeting of any committee of the Board of Directors attended in person or by telephone.

Under the director compensation program adopted on December 19, 2005, each member of our Board of Directors who is not our employee and who is elected after December 19, 2005 initially receives an option to purchase 35,000 shares of our Common Stock upon election, and each member of our Board of Directors who is not our employee will also receive, upon the conclusion of each annual meeting of our stockholders, an option to purchase 15,000 shares of our Common Stock. The stock option granted upon election vests and becomes exercisable in equal monthly installments over a period of four years from the date of the grant, except that in the event of a change of control the option will accelerate and become immediately exercisable. Each annual stock option vests and becomes exercisable in equal monthly installments over a period of one year from the date of grant, except that in the event of a change of control the option will accelerate and become immediately exercisable. All of these options have an exercise price equal to the fair market value of our Common Stock on the date of the grant. In cases where a director is serving as such on behalf of an entity, we may issue a warrant directly to such entity as consideration for the services provided in lieu of granting an option to the director himself.

In November 2007, Towers Perrin reviewed our director compensation program and did not recommend any changes to the program.

2008 Director Compensation

The following table shows the compensation earned by each of our non-officer directors for the year ended December 31, 2008:

	Fees Earned
	or Paid	Option
	in Cash	Awards		Total
Name	($)	($)(2)		($)

Argeris N. Karabelas, Ph.D. (Chairman)(1)	$65,750	$119,832	(3)	$185,582
Richard W. Dugan	59,000	157,454	(4)	216,454
Brian K. Halak, Ph.D.(1)	59,750	119,832	(5)	179,582
Howard H. Pien	50,750	244,616	(6)	295,366
David Ramsay(1)	54,500	119,832	(7)	174,332
H. Thomas Watkins	51,500	169,328	(8)	220,828

(1)	Fees earned by Dr. Karabelas, Dr. Halak and Mr. Ramsay were paid to the management companies of the venture capital funds affiliated with these directors.

(2)	This column reflects the compensation cost for the year ended December 31, 2008 of each director’s options, calculated in accordance with SFAS 123(R) and using a Black-Scholes-Merton valuation model. See the note to our consolidated financial statements under the caption “Accounting for stock-based compensation” included in our annual report on Form 10-K/A for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our equity awards. Even though the units may be forfeited, the amounts reported do not reflect this contingency.

(3)	As of December 31, 2008, Dr. Karabelas held options to purchase an aggregate of 30,000 of our Common Stock, of which 23,749 were vested as of December 31, 2008. The fair value share price of the 15,000 option grant awarded to Dr. Karabelas on May 8, 2008 was $3.16 as calculated in accordance with SFAS 123(R) and using a Black-Scholes-Merton valuation model.

(4)	As of December 31, 2008, Mr. Dugan held options to purchase an aggregate of 40,574 shares of our Common Stock, of which 31,679 shares were vested as of December 31, 2008. The fair value share price of the 15,000 option grant awarded to Mr. Dugan on May 8, 2008 was $3.16 as calculated in accordance with SFAS 123(R) and using a Black-Scholes-Merton valuation model.

(5)	As of December 31, 2008, Dr. Halak held options to purchase an aggregate of 30,000 shares of our Common Stock, of which 23,749 were vested as of December 31, 2008. The fair value share price of the 15,000 option grant awarded to Dr. Halak on May 8, 2008 was $3.16 as calculated in accordance with SFAS 123(R) and using a Black-Scholes-Merton valuation model.

(6)	As of December 31, 2008, Mr. Pien held options to purchase an aggregate of 52,500 shares of our Common Stock, of which 23,122 shares were vested as of December 31, 2008. The fair value share price of the 15,000 option grant awarded to Mr. Pien on May 8, 2008 was $3.16 as calculated in accordance with SFAS 123(R) and using a Black-Scholes-Merton valuation model.

(7)	As of December 31, 2008, Mr. Ramsay held options to purchase an aggregate of 30,000 shares of our Common Stock, of which 23,749 were vested as of December 31, 2008. The fair value share price of the

15,000 option grant awarded to Mr. Ramsay on May 8, 2008 was $3.16 as calculated in accordance with SFAS 123(R) and using a Black-Scholes-Merton valuation model.

(8)	As of December 31, 2008, Mr. Watkins held options to purchase an aggregate of 65,000 shares of our Common Stock, of which 43,436 shares were vested as of December 31, 2008. The fair value share price of the 15,000 option grant awarded to Mr. Watkins on May 8, 2008 was $3.16 as calculated in accordance with SFAS 123(R) and using a Black-Scholes-Merton valuation model.

Compensation Committee

The Compensation Committee of the Board of Directors reviews and approves the design of, assesses the effectiveness of, and administers executive compensation programs, including the Company’s 2006 Equity Incentive Plan. For these purposes, the Compensation Committee, among other duties and powers, (1) reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and other Company executives, (2) reviews and approves the terms of offer letters, employment agreements, severance agreements, change-in-control agreements, and other material agreements between the Company and its executive officers, (3) approves material changes to the Company’s 401(k) plan and oversees its implementation, (4) reviews and approves the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A, and (5) conducts reviews of executive officer succession planning. Our Compensation Committee Charter can be found in the corporate governance section of our website at www.vandapharma.com. Three directors comprise the Compensation Committee of the Board of Directors: Dr. Karabelas (the Chairman of the Compensation Committee), Mr. Pien and Mr. Watkins. The Compensation Committee met seven times during 2008.

Our Board of Directors has determined that all members of the Compensation Committee are independent (as independence is currently defined in the Nasdaq listing standards).

Dr. Polymeropoulos, our Chief Executive Officer, does not participate in the determination of his own compensation or the compensation of directors. However, Dr. Polymeropoulos does make recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about their compensation. No other executive officers participate in the determination of the amount or form of the compensation of executive officers or directors.

The Compensation Committee retained Towers Perrin, a well-known consulting firm specializing in executive compensation, as its independent compensation consultant in November 2006 and continued to use the firm’s services in 2007 and 2008. The firm’s 2007 report was used as the basis for determining 2008 executive compensation, but only limited services related to certain employee retention matters were requested in 2008. The consultant served at the pleasure of the Compensation Committee rather than the Company, and the consultant’s fees were approved by the Compensation Committee. Towers Perrin provided the Compensation Committee with data about the compensation paid by our peer group of companies and other employers who compete with the Company for executives, updated the Compensation Committee on new developments in areas that fall within the Compensation Committee’s jurisdiction and was available to advise the Compensation Committee regarding all of its responsibilities. Towers Perrin also provided data and recommendations concerning the compensation of directors.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has ever been an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our Common Stock as of April 15, 2009, by:

•	each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;

•	our named executive officers;

•	each of our directors; and

•	all current executive officers and directors as a group.

Unless otherwise indicated, to our knowledge, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with that person’s spouse. The table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13Gs and 13Ds filed with the SEC.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Percentage of shares beneficially owned is based on 26,653,478 shares of Common Stock outstanding as of April 15, 2009.

		Percentage of
	Number of Shares	Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned

5% Stockholders
Kevin C. Tang(2) Tang Capital Management, LLC 4401 Eastgate Mall San Diego, CA 92121	3,965,852	14.88%
Domain Partners(3) One Palmer Square, Suite 515 Princeton, NJ 08542	1,995,976	7.49%
Palo Alto Investors(4) 470 University Avenue Palo Alto, CA 94301	1,839,233	6.90%
RA Capital Management, LLC(5) 800 Boylston Street, Suite 1500 Boston, MA 02199	1,544,764	5.80%
Named Executive Officers and Directors
Mihael H. Polymeropoulos, M.D.(6)	1,302,118	4.72%
Argeris N. Karabelas, Ph.D.(7)	1,030,000	3.86%
David Ramsay(8)	1,030,000	3.86%
William D. “Chip” Clark(9)	550,838	2.03%
H. Thomas Watkins(10)	54,062	*
Richard W. Dugan(11)	39,031	*
Brian K. Halak(12)	30,000	*
Howard H. Pien(13)	34,061	*
Steven A. Shallcross(14)	167,129	*
Paolo Baroldi, M.D., Ph.D.(15)	138,208	*
Albert W. Gianchetti	750	*
All directors and executive officers as a group (10 persons)(16)	3,105,939	10.95%

*	Represents beneficial ownership of less than one percent of our outstanding Common Stock.

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Vanda Pharmaceuticals Inc., 9605 Medical Center Drive, Suite 300, Rockville, Maryland 20850.

(2)	Based on Schedule 13D/A filed on February 18, 2009 by Tang Capital Partners, L.P., this amount represents 3,665,852 shares held of record by Tang Capital Partners, L.P., 217,584 shares held of record by Haeyoung and Kevin Tang Foundation, Inc., 41,208 shares held of record by the Individual Retirement Account for the benefit of Chang L. Kong (the “Chang IRA”) and 41,208 shares held of record by the Individual Retirement Account for the benefit of Chung W. Kong (the “Chung Ira”). Voting and/or dispositive decisions with respect to the shares held by Tang Capital Partners, L.P. are made by Kevin C. Tang, the manager of its general partner, Tang Capital Management, LLC. Voting and/or dispositive decisions with respect to the shares held by the Haeyoung and Kevin Tang Foundation, Inc. are shared by Kevin C. Tang and Haeyoung K. Tang. Voting and/or dispositive decisions with respect to the shares held by the Chang IRA and the Chung IRA are shared by Chang L. Kong, Chung. L. Kong and Kevin C. Tang. Kevin C. Tang disclaims beneficial ownership of all shares reported herein except to the extent of his pecuniary interest therein, the amount of which cannot currently be determined.

(3)	Based on Schedule 13G filed on February 12, 2007 by Domain Partners VI, L.P., this amount represents 1,954,450 shares held of record by Domain Partners VI, L.P., 21,068 shares held of record by DP VI Associates, L.P. and 20,458 shares held of record by One Palmer Square Associates VI, L.L.C. Voting and/or dispositive decisions with respect to the shares held by Domain Partners VI, L.P. and DP VI Associates, L.P. are made by the managing members of their general partner, One Palmer Square Associates VI, L.L.C.— James C. Blair, Ph.D., Brian H. Dovey, Robert J. More, Kathleen K. Schoemaker, Jesse I. Treu, Ph.D. and Nicole Vitullo, each of whom disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein, the amount of which cannot currently be determined.

(4)	Based on Schedule 13G/A filed on February 17, 2009 by Palo Alto Investors, LLC, this amount represents 1,839,233 shares held by Palo Alto Investors, LLC. Palo Alto Investors is the manager of Palo Alto Investors, LLC. Voting and/or dispositive power decisions with respect to the shares held by Palo Alto Investors, LLC are made by the controlling shareholder of Palo Alto Investors, William Leland Edwards, and the president of Palo Alto Investors, LLC and Palo Alto Investors, Anthony Joonkyoo Yun, M.D. William Leland Edwards and Anthony Joonkyoo Yun, M.D. disclaim beneficial ownership of all shares reported herein except to the extent of their pecuniary interest therein, the amount of which cannot currently be determined.

(5)	Based on Schedule 13G filed on March 5, 2009 by RA Capital Management, LLC, this amount represents 1,523,006 shares held of record by RA Capital Healthcare Fund, L.P. and 21,758 shares held of record by RA Capital Healthcare Fund II, L.P. Voting and/or dispositive power decisions with respect to the shares held by RA Capital Healthcare Fund, L.P. and RA Capital Healthcare Fund II, L.P. are made by the manager, Peter Kolchinsky, of their general partner, RA Capital Management, LLC.

(6)	Includes 952,118 shares subject to options exercisable within 60 days of April 15, 2009. Excludes 184,703 shares subject to options that are not exercisable within 60 days of April 15, 2009. Excludes 150,000 restricted stock units (the “Restricted Units”) that are subject to vesting restrictions that may not lapse within 60 days of April 15, 2009, 50% of such Restricted Units shall vest upon approval by the FDA of the NDA for iloperidone and the remaining 50% of such Restricted Units shall vest on December 31, 2009.

(7)	Includes 30,000 shares subject to options exercisable within 60 days of April 15, 2009. Includes 935,831 shares held of record by Care Capital Investments II, LP and 64,169 shares held of record by Care Capital Offshore Investments II, LP. Dr. Karabelas is a managing member of Care Capital II, LLC. Care Capital II, LLC is the general partner of Care Capital Investments II, LP and Care Capital Offshore Investments II, LP. Dr. Karabelas disclaims beneficial ownership of the shares held by Care Capital Investments II, LP and Care Capital Offshore Investments II, LP except to the extent of his pecuniary interest therein, the amount of which cannot currently be determined.

(8)	Includes 30,000 shares subject to options exercisable within 60 days of April 15, 2009. Includes 935,831 shares held of record by Care Capital Investments II, LP and 64,169 shares held of record by Care Capital Offshore Investments II, LP. Mr. Ramsay is a managing member of Care Capital II, LLC. Care Capital II, LLC is the general partner of Care Capital Investments II, LP and Care Capital Offshore Investments II, LP. Mr. Ramsay disclaims beneficial ownership of the shares held by Care Capital Investments II, LP and Care Capital Offshore Investments II, LP except to the extent of his pecuniary interest therein, the amount of which cannot currently be determined.

(9)	Includes 500,838 shares subject to options exercisable within 60 days of April 15, 2009. Excludes 154,619 shares subject to options that are not exercisable within 60 days of April 15, 2009. Excludes 50,000 Restricted Units that are subject to vesting restrictions that may not lapse within 60 days of April 15, 2009, 50% of such Restricted Units shall vest upon approval by the FDA of the NDA for iloperidone and the remaining 50% of such Restricted Units shall vest on December 31, 2009.

(10)	Includes 54,062 shares subject to options exercisable within 60 days of April 15, 2009. Excludes 10,398 shares subject to options that are not exercisable within 60 days of April 15, 2009.

(11)	Includes 39,031 shares subject to options exercisable within 60 days of April 15, 2009. Excludes 1,543 shares subject to options that are not exercisable within 60 days of April 15, 2009.

(12)	Includes 30,000 shares subject to options exercisable within 60 days of April 15, 2009.

(13)	Includes 34,061 shares subject to options exercisable within 60 days of April 15, 2009. Excludes 18,439 shares subject to options that are not exercisable within 60 days of April 15, 2009.

(14)	Includes 167,129 shares subject to options exercisable within 60 days of April 15, 2009.

(15)	Includes 138,208 shares subject to options exercisable within 60 days of April 15, 2009.

(16)	Includes 935,831 shares held of record by Care Capital Investments II, LP and 64,169 shares held of record by Care Capital Offshore Investments II, LP. Dr. Karabelas and Mr. Ramsay are managing members of Care Capital II, LLC. Care Capital II, LLC is the general partner of Care Capital Investments II, LP and Care Capital Offshore Investments II, LP. Dr. Karabelas and Mr. Ramsay disclaims beneficial ownership of the shares held by Care Capital Investments II, LP and Care Capital Offshore Investments II, LP except to the extent of their respective pecuniary interest therein, the amount of which cannot currently be determined. Includes 1,705,939 shares subject to options exercisable within 60 days of April 15, 2009 held by the named executive officers and directors. Excludes 436,121 shares subject to options that are not exercisable within 60 days of April 15, 2009. Excludes 280,000 Restricted Units that are subject to vesting restrictions that may not lapse within 60 days of April 15, 2009 held by the named executive officers and directors, 50% of such Restricted Units shall vest upon approval by the FDA of the NDA for iloperidone and the remaining 50% of such Restricted Units shall vest on December 31, 2009. Excludes shares subject to options and Restricted Units held by Steven Shallcross, Paolo Baroldi and Albert Gianchetti as a result of the termination of employment of Mr. Shallcross and Mr. Baroldi on January 9, 2009 and Mr. Gianchetti on December 1, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our existing equity compensation plans as of December 31, 2008. The figures set forth in the following table opposite the row “Equity compensation plans approved by security holders” aggregate securities issued under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan, both of which plans have been approved by our stockholders.

Number of Securities
Remaining Available for
	Number of Securities				Future Issuance Under
	to be Issued Upon		Weighted-Average		Equity Compensation
	Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected in
Plan Category	Warrants or Rights		Warrants and Rights		Column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	3,830,629	(1)	$12.94	(1)	1,217,258	(2)
Equity compensation plans not approved by security holders	—		—		—

Total	3,830,629	(1)	$12.94	(1)	1,217,258	(2)

(1)	Does not include 623,000 Restricted Units, 50% of which shall vest upon approval by the FDA of the NDA for iloperidone and the remaining 50% of which shall vest on December 31, 2009.

(2)	Does not include 1,066,139 additional shares authorized for issuance under the 2006 Equity Incentive Plan effective as of January 1, 2009, as a result of the automatic annual increase in the number of shares authorized for issuance thereunder. Does not include the 623,000 Restricted Units referenced in footnote (1) above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of the Board of Directors

As required under The Nasdaq Global Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board of Directors has determined that all of our directors are independent directors within the meaning of applicable Nasdaq listing standards, except for Dr. Mihael H. Polymeropoulos.

Information Regarding the Board of Directors and its Committees

As required under Nasdaq listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. Dr. Argeris N. Karabelas, Chairman of the Board of Directors, presides over these executive sessions. Stockholders interested in communicating with the independent directors regarding their concerns or issues may address correspondence to a particular director, or to the independent directors generally, in care of Vanda Pharmaceuticals Inc. at 9605 Medical Center Drive, Suite 300, Rockville, Maryland 20850, Attn: Secretary. The Secretary has the authority to disregard any inappropriate communications or to take other appropriate actions with respect to any inappropriate communications. If deemed an appropriate communication, the Secretary will forward it, depending on the subject matter, to the chairman of a committee of the Board of Directors or a particular director, as appropriate.

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating/Corporate Governance Committee. The following table provides membership and meeting information for each of the Board committees during 2008:

					Nominating/
					Corporate
Name	Audit		Compensation		Governance

Dr. Argeris N. Karabelas			X	(1)	X
Richard W. Dugan	X	(1)
Brian K. Halak, Ph.D.	X				X	(1)
Howard H. Pien			X
Mihael H. Polymeropoulos, M.D.
David Ramsay	X
H. Thomas Watkins			X		X
Total meetings in 2008	12		7		3

(1)	Committee Chairman.

The Board of Directors has determined that each member of the Audit, Compensation and Nominating/Corporate Governance Committees meets applicable rules and regulations regarding “independence” and that each such member is free of any relationship that would interfere with his individual exercise of independent judgment with regard to the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to the Company for the years ended December 31, 2008, and December 31, 2007, by PricewaterhouseCoopers LLP, our principal accountant.

	Year Ended December 31,
	2008	2007

Audit fees(1)	$378,025	$399,873
Audit-related fees(2)	6,087	94,122
Tax fees(3)	55,133	71,500
All other fees(4)	3,000	—

Total fees	$442,245	$565,495

(1)	Professional services rendered for the audits of annual financial statements for the years ended December 31, 2008 and 2007 include the review of quarterly financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit-related fees for 2008 relate to professional services in relation to the consent issued for the Form S-8. Audit-related fees for 2007 include $89,688 for services related to the Form S-1 and the preliminary offering memorandum and $4,434 relate to professional services in relation to the consent issued for the Form S-8.

(3)	Tax fees for 2008 include $39,265 for an analysis of our net operating losses, $13,500 for the preparation of federal and state tax returns and $2,368 other tax matters. Tax fees for 2007 include $50,000 for an analysis of our net operating losses, $11,500 for the preparation of the 2006 federal and state tax returns and $10,000 other tax matters.

(4)	All other fees of $3,000 include the initial subscription fee for two users for access to PricewaterhouseCoopers’ Comperio (an on-line tool for authoritative financial reporting and assurance literature).

All fees described above were pre-approved by the Audit Committee in accordance with the requirements of Regulation S-X under the Exchange Act.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The Audit Committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of PricewaterhouseCoopers LLP or on an individual case-by-case basis before PricewaterhouseCoopers LLP is engaged to provide a service. The Audit Committee has determined that the rendering of tax-related services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence for audit purposes. PricewaterhouseCoopers LLP has not been engaged to perform any non-audit services other than tax-related services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The consolidated financial statements filed as part of this annual report on Form 10-K/A are listed and indexed at page 81. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report on Form 10-K/A.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on April 28, 2009.

VANDA PHARMACEUTICALS INC.

By:	/s/ MIHAEL H. POLYMEROPOULOS, M.D.
Mihael H. Polymeropoulos, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MIHAEL H. POLYMEROPOULOS, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	April 28, 2009

/s/ STEPHANIE R. IRISH Stephanie R. Irish	Acting Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 28, 2009

/s/ ARGERIS N. KARABELAS, Ph.D. Argeris N. Karabelas, Ph.D.	Chairman of the Board and Director	April 28, 2009

/s/ RICHARD W. DUGAN Richard W. Dugan	Director	April 28, 2009

/s/ BRIAN K. HALAK, Ph.D. Brian K. Halak, Ph.D.	Director	April 28, 2009

/s/ HOWARD PIEN Howard Pien	Director	April 28, 2009

/s/ DAVID RAMSAY David Ramsay	Director	April 28, 2009

/s/ H. THOMAS WATKINS H. Thomas Watkins	Director	April 28, 2009

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

Vanda Pharmaceuticals Inc.
(A development stage enterprise)

Notes to the Consolidated Financial Statements — (Continued)

In connection with the initial public offering, the Company effected a 1-for-3.309755 reverse stock split of the issued and outstanding common stock. Information relating to common stock and common stock- equivalents set forth in these financial statements (including the share numbers in the preceding paragraphs) has been restated to reflect this split for all periods presented. Upon consummation of the initial public offering, all shares of the Company’s Series A preferred stock and Series B preferred stock were converted into an aggregate of 15,794,632 shares of common stock.

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

16.	Quarterly financial data (unaudited)

	First	Second	Third	Forth
2008	Quarter	Quarter	Quarter	Quarter

Loss from operations	$(20,061,879)	$(13,935,894)	$(11,192,687)	$(7,654,661)
Net loss	(19,196,129)	(13,494,882)	(10,869,211)	(7,504,019)
Basic and diluted net loss per share attributable to common stockholders	(0.72)	(0.51)	(0.41)	(0.28)

2007
Loss from operations	$(16,825,608)	$(17,643,200)	$(23,521,894)	$(22,047,673)
Net loss	(15,392,760)	(15,985,023)	(21,943,501)	(20,748,406)
Basic and diluted net loss per share attributable to common stockholders	(0.61)	(0.60)	(0.82)	(0.78)

VANDA PHARMACEUTICALS INC.
EXHIBIT INDEX

Exhibit No.		Description

3.8		Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
3.10		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference)
3.11		Second Amended and Restated Bylaws of the registrant, as amended and restated on December 16, 2008 (filed as Exhibit 3.11 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 17, 2008 and incorporated herein by reference)
4.1		2004 Securityholder Agreement (as amended) (filed as Exhibit 4.1 to the registrant’s Registration
Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
4.4		Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
4.5		Rights Agreement, dated as of September 25, 2008, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference)
10.1		Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10	.2#	Sublicense Agreement between the registrant and Novartis Pharma AG dated June 4, 2004 (as amended) (relating to iloperidone) (filed as Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10	.3#	Amended and Restated License, Development and Commercialization Agreement by and between Bristol-Myers Squibb Company and the registrant dated July 24, 2005 (relating to tasimelteon) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10.7		Lease Agreement between the registrant and Red Gate III LLC dated June 25, 2003 (lease of Rockville, MD office space) (filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.8		Amendment to Lease Agreement between the registrant and Red Gate III LLC dated September 27, 2003 (filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.9		Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated August 4, 2005 (filed as Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.10		Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.11		Form of Indemnification Agreement entered into by directors (filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.17		2006 Equity Incentive Plan (filed as Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)

Exhibit No.	Description

10.19	Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated November 15, 2006 (filed as Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2006 and incorporated herein by reference)
10.21	Form of Tax Indemnity Agreement (filed as Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q (File No. 000-51863) for the period ending September 30, 2007 and incorporated herein by reference)
10.22	Second Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye MCC3 LLC) dated September 14, 2007 (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2007 and incorporated herein by reference)
10.23	Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated November 4, 2008 (filed as Exhibit 10.23 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.24	Amended and Restated Employment Agreement for William D. Clark dated November 4, 2008 (filed as Exhibit 10.24 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.25	Amended and Restated Employment Agreement for Steven A. Shallcross dated November 4, 2008 (filed as Exhibit 10.25 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.26	Amended and Restated Employment Agreement for Paolo Baroldi dated November 4, 2008 (filed as Exhibit 10.26 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.27	Amended and Restated Employment Agreement for Al Gianchetti dated November 4, 2008 (filed as Exhibit 10.27 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.28	Offer Letter for John Feeney originally dated September 17, 2007 (filed as Exhibit 10.28 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.29	Severance Protection Letter for Stephanie Irish dated December 17, 2008 (filed as Exhibit 10.29 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.30	Separation Agreement for Al Gianchetti dated December 1, 2008 (filed as Exhibit 10.30 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.31	Separation Agreement for Paolo Baroldi dated December 17, 2008 (filed as Exhibit 10.31 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.32	Separation Agreement for Steven A. Shallcross dated December 17, 2008 (filed as Exhibit 10.32 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350.
32.2	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.