Form 10-Q
period 2009-03-31
Vanda Pharmaceuticals Inc.
filed 2009-05-11
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 7, 2009, there were 26,653,478 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
(A Development Stage Enterprise)

Form 10-Q Index

For the Three Months Ended March 31, 2009

		Page

	PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from March 13, 2003 (inception) to March 31, 2009	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2009	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from March 13, 2003 (inception) to March 31, 2009	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32
ITEM 4.	Controls and Procedures	32

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	34
ITEM 1A.	Risk Factors	34
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
ITEM 3.	Defaults Upon Senior Securities	48
ITEM 4.	Submission of Matters to a Vote of Security Holders	48
ITEM 5.	Other Information	48
ITEM 6.	Exhibits	48
Signatures		49
Exhibits		50
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$33,833,465	$39,079,304
Marketable securities	8,810,919	7,378,798
Prepaid expenses, deposits and other current assets	1,118,672	1,287,400

Total current assets	43,763,056	47,745,502
Property and equipment, net	1,635,316	1,758,111
Restricted cash	430,230	430,230

Total assets	$45,828,602	$49,933,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,415,384	$512,382
Accrued liabilities	2,065,219	2,898,417

Total current liabilities	3,480,603	3,410,799
Deferred rent	503,791	502,770

Total liabilities	3,984,394	3,913,569

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2009 and December 31, 2008; and 26,653,478 shares issued and outstanding as of March 31, 2009 and December 31, 2008	26,653	26,653
Additional paid-in capital	273,296,804	270,988,157
Accumulated other comprehensive loss	(754)	(20,029)
Deficit accumulated during the development stage	(231,478,495)	(224,974,507)

Total stockholders’ equity	41,844,208	46,020,274

Total liabilities and stockholders’ equity	$45,828,602	$49,933,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Period from
			March 13,
			2003
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009

Revenue	$—	$—	$81,545

Operating expenses:
Research and development	2,333,344	11,102,665	151,918,658
General and administrative	4,224,031	8,959,214	90,142,874

Total operating expenses	6,557,375	20,061,879	242,061,532

Loss from operations	(6,557,375)	(20,061,879)	(241,979,987)
Other income (expense):
Interest income	53,387	865,750	10,533,056
Interest expense	—	—	(80,485)
Other income, net	—	—	71,947

Total other income, net	53,387	865,750	10,524,518
Loss before tax provision	(6,503,988)	(19,196,129)	(231,455,469)

Tax provision	—	—	23,026

Net loss	(6,503,988)	(19,196,129)	(231,478,495)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	(33,486,623)

Net loss attributable to common stockholders	$(6,503,988)	$(19,196,129)	$(264,965,118)

Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.72)

Shares used in calculation of basic and diluted net loss per share attributable to common stockholders	26,653,478	26,648,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated	Deficit
			Additional	Other	Accumulated
	Common Stock		Paid-In	Comprehensive	During the	Comprehensive
	Shares	Par Value	Capital	Income (Loss)	Development Stage	Loss	Total

Balances at December 31, 2008	26,653,478	$26,653	$270,988,157	$(20,029)	$(224,974,507)		$46,020,274
Employee stock-based compensation	—	—	2,302,794	—	—		2,302,794
Non-employee stock-based compensation	—	—	5,853	—	—		5,853
Comprehensive loss:
Net loss	—	—	—	—	(6,503,988)	$(6,503,988)
Net unrealized gain on marketable securities	—	—	—	19,275	—	19,275

Comprehensive loss						$(6,484,713)	(6,484,713)

Balances at March 31, 2009	26,653,478	$26,653	$273,296,804	$(754)	$(231,478,495)		$41,844,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			March 13,
			2003
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(6,503,988)	$(19,196,129)	$(231,478,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,795	122,629	2,622,456
Employee and non-employee stock-based compensation	2,308,647	5,105,714	46,631,959
Loss on disposal of assets	—	610	57,458
Amortization of net discounts on short-term investments	38,263	(162,519)	(2,189,057)
Changes in assets and liabilities:
Prepaid expenses, deposits and other current assets	168,728	606,421	(1,118,672)
Accounts payable	903,002	(1,355,101)	1,415,384
Accrued expenses	(833,198)	(1,299,209)	2,065,219
Other liabilities	1,021	68,365	503,791

Net cash used in operating activities	(3,794,730)	(16,109,219)	(181,489,957)

Cash flows from investing activities
Purchases of property and equipment	—	(186,442)	(4,381,391)
Proceeds from sale of property and equipment	—	—	200,179
Purchases of marketable securities	(5,077,656)	(1,485,150)	(272,896,398)
Proceeds from sales of marketable securities	126,547	2,790,026	97,100,390
Maturities of marketable securities	3,500,000	29,060,000	169,175,000
Investment in restricted cash	—	—	(430,230)

Net cash provided by (used in) investing activities	(1,451,109)	30,178,434	(11,232,450)

Cash flows from financing activities
Proceeds from borrowings on note payable	—	—	515,147
Principal payments on obligations under capital lease	—	—	(91,797)
Principal payments on note payable	—	—	(515,147)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	61,795,187
Proceeds from exercise of stock options and warrants	—	—	307,509
Proceeds from issuance of common stock, net of issuance costs	—	—	164,588,801

Net cash provided by financing activities	—	—	226,599,700

Effect of foreign currency translation	—	16,745	(43,828)

Net change in cash and cash equivalents	(5,245,839)	14,085,960	33,833,465
Cash and cash equivalents
Beginning of period	39,079,304	41,929,533	—

End of period	$33,833,465	$56,015,493	$33,833,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of small molecule therapeutics, with exclusive worldwide commercial rights to two products in clinical development for various central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, iloperidone, which the Company intends to market under the tradename Fanapttm, is a compound for the treatment of schizophrenia. The Company submitted a New Drug Application (NDA) for Fanapttm in schizophrenia to the United States Food and Drug Administration (FDA) on September 27, 2007. On November 27, 2007, the FDA accepted the NDA for Fanapttm in schizophrenia. In July 2008, the Company announced that the FDA had initially determined that Vanda’s NDA was not approvable and indicated, among other things, that the Company would have to conduct additional studies and submit that data before the FDA would approve Fanapttm for commercial sale for the treatment of schizophrenia. In September 2008, the Company met with the FDA to discuss the FDA’s determination. The FDA asked the Company to provide a complete response to the not-approvable letter, which the Company submitted on November 6, 2008 and which was subsequently accepted by the FDA for review. Pending the FDA’s reply to the Company’s complete response, the Company suspended all non-essential Fanapttm-related activities. On May 6, 2009, the Company announced that the FDA had approved the NDA for Fanapttm. Tasimelteon is a compound for the treatment of sleep and mood disorders. In November 2006, Vanda announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008, the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. In addition, the Company believes that tasimelteon may be effective in the treatment of sleep disorders caused by jet lag. Tasimelteon is also ready for Phase II trials for the treatment of depression. The Company’s rights to VSF-173, a compound for the treatment of excessive sleepiness, were terminated as a result of the Company’s failure to satisfy a specific development milestone within the time period specified in the license agreement pursuant to which the Company was granted such rights.

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

The Company’s activities will necessitate significant uses of working capital throughout 2009 and beyond. Based on the Company’s current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities, will be sufficient to meet the Company’s anticipated operating needs through 2009. However, given the recent approval by the FDA of the Company’s NDA for Fanapttm, it is currently re-evaluating all of its longer-term operating plans and cannot, at this time, reasonably determine the sufficiency of its existing resources with respect to the attainment of these plans. Although the Company’s longer-term operating plans have not yet been finalized, it is likely that it will need to raise additional funds in order to execute on them. In the Company’s capital-raising efforts, the Company may seek to sell additional equity or debt securities or obtain a bank credit facility, or enter into partnerships, other collaboration agreements or strategic transactions. The sale of additional equity or debt securities, if convertible, could result in dilution to its stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations. However, given the current global economic climate, the Company may have more difficulty raising funds than it would during a period of economic stability, and the Company may not be able to raise additional funds on acceptable terms, or at all.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

If the Company is unable to secure sufficient capital to fund its commercial and research and development activities, the Company may not be able to continue operations, or the Company may have to enter into partnerships, other collaboration agreements or strategic transactions that could require the Company to share commercial rights to its products to a greater extent or at earlier stages in the drug development process than is currently intended. These partnerships, collaborations or strategic transactions, if consummated prior to proof-of-efficacy or safety of a given product, could impair the Company’s ability to realize value from that product.

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

The accompanying unaudited condensed consolidated financial statements of Vanda Pharmaceuticals Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2008 included in the Company’s annual report on the Form 10-K/A. The financial information as of March 31, 2009 and for the period of the three months ended March 31, 2009 and 2008 and for the period from March 13, 2003 (inception) to March 31, 2009, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2008 was derived from audited financial statements but does not include all disclosures required by GAAP.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report incorporated by reference in the Form 10-K/A for the year ended December 31, 2008.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At March 31, 2009, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

Total stock-based compensation expense recognized during the three months ended March 31, 2009 and 2008 and the period from March 13, 2003 (inception) to March 31, 2009 was comprised of the following:

			Period from
	Three Months	Three Months	March 13, 2003
	Ended	Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Research and development	$227,120	$1,155,393	$7,767,309
General and administrative	2,075,674	3,963,144	38,711,013

Stock-based compensation expense	$2,302,794	$5,118,537	$46,478,322

Stock-based compensation expense per basic and diluted share of common stock	$0.09	$0.19

Shares used in calculation of stock-based compensation expense per share	26,653,478	26,648,344

As of March 31, 2009, approximately $7.1 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.09 years.

As of March 31, 2009, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 1,127,652 shares were subject to outstanding options granted under the 2004 Plan as of March 31, 2009, and no additional options will be granted under this plan. As of March 31, 2009 there are 4,516,639 shares of the Company’s common stock reserved under the 2006 Plan of which 2,980,618 shares were subject to outstanding options and restricted stock units issued to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of March 31, 2009. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the shares subject to the option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors due to the lack of historic information of the Company’s publicly traded common stock. The expected term of options granted is based

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

on the transition approach provided by Staff Accounting Bulletin (SAB) No. 107 as the options meet the “plain vanilla” criteria required by this guidance. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Expected dividend yield	—	0%
Weighted average expected volatility	—	68%
Weighted average expected term (years)	—	6.25
Weighted average risk-free rate	—	3.14%

A summary of option activity for the 2004 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2008	1,154,248	$1.74
Forfeited	—	—
Cancelled	(26,596)	3.29

Outstanding at March 31, 2009	1,127,652	1.69	6.47	$434,991

Exercisable at March 31, 2009	996,881	1.64	6.44	$391,178

A summary of option activity for the 2006 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2008	2,676,381	$17.22
Granted	—	—
Forfeited	(51,790)	12.14
Cancelled	(281,973)	11.84

Outstanding at March 31, 2009	2,342,618	18.40	8.27	$—

Exercisable at March 31, 2009	1,243,331	21.11	8.10	$—

There were no options granted or exercised during the three months ended March 31, 2009.

Restricted stock is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The Company issued restricted stock to one employee in 2007 and restricted stock units (RSUs) to all employees who remained with the Company following the workforce reduction in December 2008 and three employees terminated as a result of the workforce reduction who entered into consulting agreements with the Company. The restricted stock issued in 2007 vested annually with respect to 25% of the shares each year after the grant. For the RSUs issued in 2008 to the retained employees, 50% of

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

such shares vested upon approval by the FDA of the NDA for Fanapttm, and 50% of such shares vest on December 31, 2009. Pursuant to the FDA approval, the Company will recognize $163,000 in expense relating to the RSUs. Upon a change of control of the Company, 100% of the unvested restricted stock units will vest. For the RSUs issued in 2008 to the terminated employees who entered into consulting agreements with the Company, 50% of the RSUs vest if the terminated employee is subsequently rehired by the Company and 50% of the RSUs vest on December 31, 2009, provided that the terminated employee has been rehired by the Company and remains employed by the Company at such date. Notwithstanding the foregoing, for certain of these consultants 50% of the RSUs shall vest upon such employees rehiring by the Company as a full-time employee, provided, however, that if the Company is subject to change of control within 30 days following the date of the FDA’s approval of the Company’s NDA for Fanapttm (May 6, 2009) and prior to such employee’s rehiring, then 50% of the RSUs shall vest upon the consummation of such change of control and 50% of the RSUs shall vest upon the earlier of a change in control and December 31, 2009. The fair value of each restricted stock award was based on the closing price of the Company’s stock on the date of grant which equals the RSUs intrinsic value. As of March 31, 2009, there was approximately $121,777 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through December 2009.

A summary of restricted stock activity for the 2006 Plan is presented below:

		Weighted
	Number of	Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Unvested at December 31, 2008	623,000	0.57	$311,500
Granted	35,000	0.80
Vested	—	—
Cancelled	(20,000)	0.57

Unvested at March 31, 2009	638,000	0.58	$574,200

Accrued expenses

Management is required to estimate accrued expenses as part of the process of preparing financial statements. The estimation of accrued expenses involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, fees for marketing and other commercialization activities, and severance related costs due to the Company’s workforce reduction which occurred in the fourth quarter of 2008. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes these expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Research and development expenses

The Company’s research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone license fees, costs of materials used in clinical trials and research and development, cost for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee related costs and stock-based compensation for the research and development personnel. The Company expenses research and development costs as they are incurred, including payments made to date under the license agreements. Prior to FDA approval, all manufacturing-related costs were included in research and development expenses. Post FDA approval of Fanapttm, manufacturing costs related to this product will be capitalized. Costs related to the acquisitions of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with SFAS No. 5, Accounting for Contingencies, when it is deemed probable that the milestone event will be achieved.

General and administrative expenses

General and administrative expenses consist primarily of salaries, other employee related costs and stock-based compensation for personnel serving executive, business development, marketing, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapttm.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

Diluted EPS is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of other potential common stock outstanding for the period. Other potential common stock includes stock options, warrants and restricted stock units, but only to the extent that their inclusion is dilutive. The Company incurred a net loss in all periods presented, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in dilutive loss per share attributable to common stockholders and basic loss per share attributable to common stockholders being equivalent. The Company did not have any common shares issued for nominal consideration as defined under the terms of SAB No. 98, which would be included in EPS calculations.

	Three Months Ended
	March 31,	March 31,
	2009	2008

Numerator:
Net loss	$(6,503,988)	$(19,196,129)

Denominator:
Weighted average shares of common stock outstanding	26,653,478	26,652,728
Weighted average unvested shares of common stock subject to repurchase	—	(4,384)

Denominator for basic and diluted net loss per share	26,653,478	26,648,344

Basic and diluted net loss per share applicable to common stockholders	$(0.24)	$(0.72)

Anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock and restricted stock units	4,108,270	3,859,330

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term:
U.S. Treasury and government agencies	$6,812,504	$1,526	$(80)	$6,813,950
U.S. corporate debt	1,999,169	—	(2,200)	1,996,969

	$8,811,673	$1,526	$(2,280)	$8,810,919

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term:
U.S. Treasury and government agencies	$1,992,452	$7,408	$—	$1,999,860
U.S. corporate debt	5,279,828	2,336	(29,818)	5,252,346
U.S. asset-based securities	126,547	45	—	126,592

	$7,398,827	$9,789	$(29,818)	$7,378,798

5.	Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of March 31, 2009, and December 31, 2008:

	March 31,	December 31,
	2009	2008

Current deposits with vendors	$210,000	$210,000
Prepaid insurance	42,378	282,391
Accrued interest income	95,402	53,378
Other prepaid expenses	355,462	326,201
Other receivables	415,430	415,430

	$1,118,672	$1,287,400

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Property and Equipment

The following is a summary of the Company’s property and equipment — at cost, as of March 31, 2009 and December 31, 2008:

	Estimated Useful Life	March 31,	December 31,
	(Years)	2009	2008

Laboratory equipment	5	$1,348,098	$1,348,098
Computer equipment	3	776,921	776,921
Furniture and fixtures	7	705,784	705,784
Leasehold improvements	10	844,158	844,158

		3,674,961	3,674,961
Less — accumulated depreciation and amortization		(2,039,645)	(1,916,850)

		$1,635,316	$1,758,111

Depreciation and amortization expense for the three months ended March 31, 2009 and 2008 were $122,795 and $122,629, respectively, and for the period from March 13, 2003 (inception) to March 31, 2009 was $2,622,456.

7.	Accrued Liabilities

The following is a summary of accrued liabilities, as of March 31, 2009, and December 31, 2008:

	March 31,	December 31,
	2009	2008

Accrued research and development expenses	$666,076	$925,124
Accrued consulting and other professional fees	470,930	233,829
Employee benefits	153,409	126,816
Accrued severance	774,804	1,612,648

	$2,065,219	$2,898,417

8.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $5.5 million under operating real estate leases for its headquarters located in Rockville, Maryland, expiring in 2016.

Severance payments

On December 16, 2008, the Company committed to a plan of termination that resulted in a work force reduction of 17 employees, including two officers, in order to reduce operating costs. The Company commenced notification of employees affected by the workforce reduction on December 17, 2008.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table summarizes the activity in the three months ended March 31, 2009 for the liability for the cash portion of severance costs related to the reductions-in-force:

	Three Months Ended March 31, 2009
	Beginning			Ending
	Balance	Charge	Cash Paid	Balance

Workforce Reduction:
Research Development	$571,391	$—	$319,013	$252,378
General & Administrative	1,041,257	—	518,831	522,426

Total	$1,612,648	$—	$837,844	$774,804

Consulting fees

The Company has engaged a regulatory consultant to assist in the Company’s efforts to obtain FDA approval of the Fanapttm NDA. The Company has committed to initial consulting expenses in the aggregate amount of $2.0 million pursuant to this engagement, which was expensed in 2008. In addition, the Company retained the services of the consultant on a monthly basis at a retainer fee of $250,000 per month effective as of January 1, 2009. The Company is obligated to pay the consultant a success fee of $6.0 million as a result of the approval by the FDA of its NDA for Fanapttm, which amount will be offset by the aggregate amount of all monthly retainer fees previously paid to the consultant (Success Fee). The Success Fee is due within 60 days of such approval. In addition to these fees, the Company is obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of March 31, 2009.

License agreements

The Company’s rights to develop and commercialize its products are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Fanapttm.  The Company acquired exclusive worldwide rights to patents for Fanapttm through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

partial consideration for this sublicense, the Company paid Novartis an initial license fee of $500,000 and is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. In November 2007, the Company met a milestone under this license agreement relating to the acceptance of its filing of the NDA for Fanapttm for the treatment of schizophrenia and made a milestone license payment of $5 million to Novartis. As a result of the FDA’s approval of the Company’s NDA for Fanapttm, it met an additional milestone under this license agreement which requires the Company to make a milestone license payment of $12 million to Novartis. This milestone license payment is due within seven days of such approval.

The rights with respect to the patents to develop and commercialize Fanapttm may terminate, in whole or in part, if the Company fails to meet certain development or commercialization milestones relating to the time it takes for the Company to launch Fanapttm commercially following regulatory approval, and the time it takes for the Company to receive regulatory approval following the submission of an NDA or equivalent foreign filing. Additionally, the Company’s rights may terminate in whole or in part if the Company does not meet certain other obligations under the sublicense agreement to make royalty and milestone payments, if the Company fails to comply with requirements in the sublicense agreement regarding its financial condition, or if the Company does not abide by certain restrictions in the sublicense agreement regarding other development activities.

Tasimelteon.  In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, the Company paid BMS an initial license fee of $500,000 and is obligated to make future milestone payments to BMS of less than $40 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. The Company made a milestone payment to BMS of $1,000,000 under this license agreement in 2006 relating to the initiation of the Phase III clinical trial for tasimelteon. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for tasimelteon to use commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work.

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

Future license payments.  No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of March 31, 2009, since the amounts, timing and likelihood of these future payments are unknown and will depend on the

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2009 or 2008. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at March 31, 2009 and December 31, 2008.

Under the Tax Reform Act of 1986, the amounts of and benefits from the operating loss carryforwards may be impaired in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. Trading in shares of the Company’s common stock has resulted in “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). As a result, the Company’s net operating loss carry forwards totaling $123.7 million at December 31, 2008 are subject to an annual limitation pursuant to the provisions of Section 382 of the Code, which the Company estimates to be significant.

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

As of March 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The following is a summary of the Company’s assets that are required to be measured at fair value as of March 31, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$8,810,919	$6,813,950	$1,996,969	$—

Total	$8,810,919	$6,813,950	$1,996,969	$—

The following is a summary of the Company’s assets that are required to be measured at fair value as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$7,378,798	$1,999,860	$5,378,938	$—

Total	$7,378,798	$1,999,860	$5,378,938	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Various statements in this report are “forward-looking statements” under the securities laws. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” and “could,” and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Vanda Pharmaceuticals Inc. (We, Vanda or the Company) is at an early stage of development and may not ever have any products that generate significant revenue. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	delays in the completion of our clinical trials;

•	a failure of our products to be demonstrably safe and effective;

•	our failure to obtain regulatory approval for our products or to comply with ongoing regulatory requirements for our products;

•	a lack of acceptance of our products in the marketplace, or a failure to become or remain profitable;

•	our expectations regarding trends with respect to our costs and expenses;

•	our inability to obtain the capital necessary to fund our commercial, research and development activities;

•	our failure to identify or obtain rights to new products;

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	a loss of any of our key scientists or management personnel;

•	losses incurred from product liability claims made against us; and

•	a loss of rights to develop and commercialize our products under our license and sublicense agreements.

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

We encourage you to read the discussion and analysis of our financial condition and our condensed consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read Item 1A of Part II of this quarterly report on Form 10-Q, entitled “Risk Factors”, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part II of this report, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage products for central nervous system disorders, with exclusive worldwide commercial rights to two products. We believe that each of our products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•	Fanapttm (iloperidone), a compound for the treatment of schizophrenia. On November 27, 2007, the FDA accepted a New Drug Application (NDA) for Fanapttm for the treatment of schizophrenia. In July

2008, we announced that the FDA had initially determined that our NDA was not approvable and indicated, among other things, that we would have to conduct additional studies and submit that data before the FDA would approve Fanapttm for commercial sale for the treatment of schizophrenia. In September 2008, we met with the FDA to discuss the FDA’s determination. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008 and which was subsequently accepted by the FDA for review. Pending the FDA’s reply to our complete response, we suspended all non-essential Fanapttm-related activities. On May 6, 2009, we announced that the FDA had approved our NDA for Fanapttm. We expect to commercialize Fanapttm with our own sales force and/or commercial partners in the United States and to seek partners for commercialization of the compound outside of the United States. We plan to make FanaptTM available in pharmacies in the United States prior to the end of 2009.

•	Tasimelteon, a compound for the treatment of sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). In November 2006, we announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. In addition, we believe that tasimelteon may be effective in the treatment of sleep disorders caused by jet lag, and intend to conduct an end of Phase II meeting with the FDA in June 2009 to discuss this potential jet lag indication. We will have to conduct additional trials prior to our filing of an NDA for tasimelteon to treat sleep disorders. Tasimelteon is also ready for Phase II trials for the treatment of depression. Given the range of potential indications for tasimelteon, we intend to pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

We are a development stage enterprise and have accumulated net losses of approximately $231.5 million since the inception of our operations through March 31, 2009. We have no product revenues to date and, other than Fanapttm in the United States, have no approved products for sale. Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our products. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product, Fanapttm, and on the progress of other products currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part II of this quarterly report on Form 10-Q, entitled “Risk Factors”.

Our activities will necessitate significant uses of working capital throughout 2009 and beyond. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs through 2009. However, given the recent approval by the FDA of our NDA for Fanapttm, we are currently re-evaluating all of our longer-term operating plans and cannot, at this time, reasonably determine the sufficiency of our existing resources with respect to the attainment of these plans. Although our longer-term operating plans have not yet been finalized, it is likely that we will need to raise additional funds in order to execute on them. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility, or enter into partnerships, other collaboration agreements or strategic transactions. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability, and we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our commercial and research and development activities, we may not be able to continue operations, or we may have to enter into partnerships, other collaboration agreements or strategic transactions that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These partnerships, collaborations or strategic transactions, if consummated prior to proof-of-efficacy or safety of a given product, could impair our ability to realize value from that product.

Fanapttm.  We have developed and will continue to develop Fanapttm to treat schizophrenia. We submitted an NDA for Fanapttm for the treatment of schizophrenia to the FDA on September 27, 2007 and on November 27, 2007, the FDA accepted our NDA. The application included data from 35 clinical trials and more than 3,000 patients treated with Fanapttm and also contained pharmacogenetic data aimed to further improve the benefit/risk profile of Fanapttm in the treatment of patients with schizophrenia. In July 2008, we announced that the FDA had initially determined that our NDA was not approvable and indicated, among other things, that we would have to conduct additional studies and submit that data before the FDA would approve Fanapttm for commercial sale for the treatment of schizophrenia. In September 2008, we met with the FDA to discuss the FDA’s determination. The FDA asked us to provide a complete response to the not-approvable letter, which we submitted on November 6, 2008 and which was subsequently accepted by the FDA for review. Pending the FDA’s reply to our complete response, we suspended all non-essential Fanapttm-related activities. On May 6, 2009, we announced that the FDA had approved our NDA for Fanapttm. We plan to make FanaptTM available in pharmacies in the United States prior to the end of 2009.

From inception to March 31, 2009 we incurred approximately $76.0 million in research and development costs directly attributable to our development of Fanapttm, including a $5.0 million milestone license fee paid to Novartis in 2007 upon the acceptance of our NDA. As a result of the FDA’s approval of our NDA for Fanapttm, we met an additional milestone under this license agreement which requires us to make a license payment of $12.0 million to Novartis. This milestone payment is due within seven days of such approval.

We are also developing a 4-week injectable formulation for Fanapttm, for which we already have early Phase II data from a study previously conducted by Novartis. We have completed essential manufacturing activities and intend to resume the development of the injectable formulation. We believe we will need to conduct additional trials with this formulation to be able to file for FDA approval.

Tasimelteon.  Tasimelteon is our product under development to treat sleep and mood disorders. Tasimelteon is a melatonin receptor agonist that works by adjusting the human “body clock” of circadian rhythm. Tasimelteon has successfully completed a Phase III trial for the treatment of transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. In addition, we believe that tasimelteon may be effective in the treatment of sleep disorders caused by jet lag, and intend to conduct an end of Phase II meeting with the FDA in June 2009 to discuss this potential jet lag indication. We will have to conduct additional trials prior to our filing of an NDA for tasimelteon to treat sleep disorders. Tasimelteon is also ready for Phase II trials for the treatment of depression.

From inception to March 31, 2009, we incurred approximately $51.8 million in direct research and development costs directly attributable to our development of tasimelteon, including a $1.0 million milestone license fee paid to BMS in 2006 upon the initiation of our Phase III program.

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

From inception to March 31, 2009, we incurred approximately $6.7 million in research and development costs directly attributable to our development of VSF-173, including a milestone license fee of $1.0 million paid to Novartis upon the initiation of our first Phase II clinical trial in March of 2007.

Research and development expenses

Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our products and pharmacogenetics and pharmacogenomics expertise. From inception through March 31, 2009 we incurred research and development expenses in the aggregate of approximately $151.9 million, including stock-based compensation expenses of approximately $7.8 million. We expect our research and development expenses to increase as we continue to develop our products. We also expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products and to evaluate potential in-license products or compounds.

The following table summarizes our product development initiatives for the three months ended March 31, 2009 and 2008 and for the period from March 13, 2003 (inception) to March 31, 2009. Included in this table are the research and development expenses recognized in connection with our products in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

			Period from
			March 13,
			2003
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009

Direct project costs(1)
Fanapttm (iloperidone)	$1,436,000	$2,326,000	$75,965,000
Tasimelteon (VEC-162)	450,000	7,586,000	51,760,000
VSF-173	(1,000)	277,000	6,710,000
Other product candidates	51,000	459,000	6,623,000

Total direct product costs	1,936,000	10,648,000	141,058,000
Indirect project costs(1)
Facility	172,000	148,000	2,434,000
Depreciation	63,000	89,000	2,079,000
Other indirect overhead	162,000	218,000	6,348,000

Total indirect expenses	397,000	455,000	10,861,000

Total research and development expenses	$2,333,000	$11,103,000	$151,919,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. We expect our general and administrative expenses to increase in 2009 in connection with the commercial launch of Fanapttm. From inception through March 31, 2009, we incurred general and administrative expenses in the aggregate of approximately $90.1 million, including stock-based compensation expenses of approximately $38.7 million.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2008 included in our annual report on Form 10-K/A. However, we believe that the following critical accounting policies relating to accrued expenses and stock-based compensation expense are important to understanding and evaluating our reported financial results, and we have accordingly included them in this quarterly report on Form 10-Q.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized under SFAS 123(R) during the three months ending March 31, 2009 and 2008 was comprised of the following:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Research and development	$227,000	$1,156,000
General and administrative	2,076,000	3,963,000

Stock-based compensation expense	$2,303,000	$5,119,000

Recent accounting pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We have adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of its financial statements. Under FAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FAS 115” (SFAS 159), for any of its financial assets or liabilities.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

Results of Operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our ability to successfully commercialize our products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of March 31, 2009, we had a deficit accumulated during the development stage of approximately $231.5 million. We anticipate incurring additional losses for the foreseeable future, and these losses may be incurred at increasing rates.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Research and development expenses.  Research and development expenses decreased by approximately $8.8 million, or 79.0%, to approximately $2.3 million for the three months ended March 31, 2009 compared to approximately $11.1 million for the three months ended March 31, 2008.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Direct project costs:
Clinical trials	$20,000	$6,164,000
Contract research and development, consulting, materials and other direct costs	1,189,000	2,218,000
Salaries, benefits and related costs	500,000	1,111,000
Stock-based compensation	227,000	1,155,000

Total direct costs	1,936,000	10,648,000
Indirect project costs	397,000	455,000

Total	$2,333,000	$11,103,000

Direct costs decreased approximately $8.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as a result of lower clinical trial and manufacturing expenses as well as lower stock based compensation expense. Clinical trials expense decreased approximately $6.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to lower clinical trial costs relating to the Phase III clinical trial for tasimelteon in chronic primary insomnia which was completed in the second quarter of 2008. Contract research and development, consulting, materials and other direct costs decreased approximately $1.0 million for the three months ended March 31, 2009 relative to the three months ended March 31, 2008, primarily as a result of decreased manufacturing costs related to Fanapttm and tasimelteon. Salaries, benefits and related costs decreased approximately $611,000 for the three months ended March 31, 2009 relative to the three months ended March 31, 2008 primarily due to our workforce reduction which occurred in the fourth quarter of 2008. Stock-based compensation expense for the three months ended March 31, 2009 decreased by approximately $928,000 compared to the three months ended March 31, 2008 as a result of the smaller expense generated by the reduced workforce and there were no options issued in the first quarter of 2009.

General and administrative expenses.  General and administrative expenses decreased by approximately $4.7 million, or 52.9%, to approximately $4.2 million for the three months ended March 31, 2009 from approximately $9.0 million for the three months ended March 31, 2008.

The following table discloses the components of our general and administrative expenses for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Salaries, benefits and related costs	$466,000	$990,000
Stock-based compensation	2,076,000	3,963,000
Marketing, legal, accounting and other professional expenses	1,142,000	3,218,000
Other expenses	540,000	788,000

Total	$4,224,000	$8,959,000

Salaries, benefits and related costs decreased by approximately $524,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a reduction in marketing personnel as we reduced our staff after the receipt of the not approval letter regarding Fanapttm by the FDA. Stock-based compensation expense decreased by approximately $1.9 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, as a result of the smaller expense generated by the reduced workforce and there were no options issued in the first quarter of 2009.

Marketing, legal, accounting and other professional costs decreased by approximately $2.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due primarily to reduced commercial costs related to Fanapttm after the receipt of the not approvable letter regarding Fanapttm by the FDA.

Other income, net.  Interest and other income in the three months ended March 31, 2009 was approximately $53,000 compared to approximately $866,000 in the three months ended March 31, 2008. Interest income was lower for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due to lower average cash balances and lower short-term interest rates for the three months ended March 31, 2009.

Liquidity and Capital Resources

We have funded our operations through March 31, 2009 principally with the net proceeds from private preferred stock offerings totaling approximately $62.0 million, with net proceeds from our April 2006 initial public offering of approximately $53.3 million and with net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

As of March 31, 2009, our total cash and cash equivalents and marketable securities were approximately $42.6 million compared to approximately $46.5 million at December 31, 2008. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. As of March 31, 2009 the Company also held a non-current deposit of $430,000 that is used to collateralize a letter of credit issued for its current office lease expiring in 2016.

As of March 31, 2009 and December 31, 2008, our liquidity resources are summarized as follows:

	March 31,	December 31,
	2009	2008

Cash and cash equivalents	$33,833,000	$39,079,000
U.S. Treasury and government agencies	6,814,000	2,000,000
U.S. corporate debt	1,997,000	5,252,000
U.S. asset-backed securities	—	127,000

Marketable securities, short-term	8,811,000	7,379,000
Total	$42,644,000	$46,458,000

Restricted cash	$430,000	$430,000

As of March 31, 2009, we maintained all of our cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

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

As March 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. We make use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The following is a summary of the Company’s assets that are required to be measured at fair value as of March 31, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$8,811,000	$6,814,000	$1,997,000	$—

Total	$8,811,000	$6,814,000	$1,997,000	$—

The following is a summary of our assets that are required to be measured at fair value as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$7,379,000	$2,000,000	$5,379,000	$—

Total	$7,379,000	$2,000,000	$5,379,000	$—

Our activities will necessitate significant uses of working capital throughout 2009 and beyond. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs through 2009. However, given the recent approval by the FDA of our NDA for Fanapttm, we are currently re-evaluating all of our longer-term operating plans and cannot, at this time, reasonably determine the sufficiency of our existing resources with respect to the attainment of these plans. Although our longer-term operating plans have not yet been finalized, it is likely that we will need to raise additional funds in order to execute on them. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility, or enter into partnerships, other collaboration agreements or strategic transactions. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability, and we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our commercial and research and development activities, we may not be able to continue operations, or we may have to enter into partnerships, other collaboration agreements or strategic transactions that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These partnerships, collaborations or strategic transactions, if consummated prior to proof-of-efficacy or safety of a given product, could impair our ability to realize value from that product.

Cash Flow

The following table summarizes our cash flows for the three months ended March 31, 2009, and March 31, 2008:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Net cash provided by (used in)
Operating activities	$(3,795,000)	$(16,109,000)
Investing activities	(1,451,000)	30,178,000
Financing activities	—	—
Exchange rate effect on cash and equivalents	—	17,000

Net increase (decrease) in cash and cash equivalents	$(5,246,000)	$14,086,000

Net cash used in operations was approximately $3.8 million and approximately $16.1 million for the three months ended March 31, 2009 and 2008, respectively. The net loss for the three months ended March 31, 2009 of approximately $6.5 million was offset by increases in accrued expenses and accounts payable of $0.1 million, decreases in prepaid expenses of $0.2 million and $2.4 million in non-cash depreciation, amortization, and stock-based compensation expenses. Net cash provided by investing activities for the three months ended March 31, 2009 was approximately $1.5 million and consisted primarily of net proceeds of marketable securities. There was no cash provided by financing activities for the three months ended March 31, 2009.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual cash obligations as of March 31, 2009:

	Cash Payments Due by Period
		April to
		December					After
	Total	2009	2010	2011	2012	2013	2013

Severance payments	$775,000	$759,000	$16,000	$—	$—	$—	$—
Operating leases	5,502,000	514,000	706,000	727,000	749,000	771,000	2,035,000

Total	$6,277,000	$1,273,000	$722,000	$727,000	$749,000	$771,000	$2,035,000

Severance payments

On December 16, 2008, we committed to a plan of termination that resulted in a work force reduction of 17 employees, including two officers, in order to reduce operating costs. We commenced notification of employees affected by the workforce reduction on December 17, 2008. The following table summarizes the activity in the three months ended March 31, 2009 for the liability for the cash portion of severance costs related to the reductions-in-force:

	Three Months Ended March 31, 2009
	Beginning Balance	Charge	Cash Paid	Ending Balance

Workforce Reduction:
Research Development	$571,000	$—	$319,000	$252,000
General & Administrative	1,042,000	—	519,000	523,000

Total	$1,613,000	$—	$838,000	$775,000

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current headquarters located in Rockville, Maryland, expiring in 2016.

Consulting fees

We have engaged a regulatory consultant to assist us in our efforts to obtain FDA approval of the Fanapttm NDA. We have committed to initial consulting expenses in the aggregate amount of $2.0 million pursuant to this engagement, which was expensed in 2008. In addition, we retained the services of the consultant on a monthly basis at a retainer fee of $250,000 per month effective as of January 1, 2009. We are obligated to pay the consultant a success fee of $6.0 million as a result of the approval by the FDA of our NDA for Fanapttm, which amount will be offset by the aggregate amount of all monthly retainer fees previously paid to the consultant (Success Fee). The Success Fee is due within 60 days of such approval. In addition to these fees, we are obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement.

Clinical research organization contracts and other contracts

We have entered into agreements with clinical research organizations responsible for conducting and monitoring our clinical trials for Fanapttm and tasimelteon, and have also entered into agreements with clinical supply manufacturing organizations and other outside contractors who will be responsible for additional services supporting our ongoing clinical development processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

License agreements

In February 2004 and June 2004, we entered into separate licensing agreements with BMS and Novartis, respectively, for the exclusive rights to develop and commercialize our two products in clinical development. We are obligated to make payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones. If the products are successfully commercialized we will be required to pay certain royalties based on net sales for each of the licensed products. Please see the notes to the condensed consolidated financial statements included with this report for a more detailed description of these license agreements.

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with BMS and subsequently paid a license fee of $1,000,000. During March 2007, we met our first milestone under the license agreement with Novartis for VSF-173 relating to the initiation of the Phase II clinical trial and subsequently paid a license fee of $1,000,000. On November 3, 2008, we received written notice from Novartis that the license agreement related to VSF-173 had terminated in accordance with its terms as a result of our failure to satisfy a specific development milestone within the time period specified in the license agreement. As a result, we no longer hold any rights with respect to VSF-173 and Novartis has a non-exclusive worldwide license to all information and intellectual property generated by or on behalf of Vanda related to its development of VSF-173. As a result of the acceptance by FDA of our NDA for Fanapttm in October 2007, we met a milestone under our license agreement with Novartis and subsequently paid a $5,000,000 milestone license fee. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of December 31, 2008, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors. As a result of the FDA’s approval of our NDA for Fanapttm, we met an additional milestone under this license agreement which requires us to make a license payment of $12 million to Novartis. This milestone payment is due within seven days of such approval. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk Factors,” Item 1A of Part II of this quarterly report on Form 10-Q.

Recent Developments

On May 7, 2009, we announced that Tang Capital Partners, LP, one of our stockholders, had notified us that it had withdrawn its nominations of director candidates for election to our Board of Directors at Vanda’s 2009 annual meeting of stockholders and its stockholder proposal to liquidate Vanda.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In December 2008, the Company executed a work force reduction which included the active Chief Financial Officer. The Company executed changes to our key controls to mitigate segregation of duties issues related to a reduced accounting and finance department. However, the changes did not materially affect internal control over financial reporting as of March 31, 2009.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this quarterly report on Form 10-Q, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks related to our business and industry

We intend to begin selling, marketing and distributing our first approved product, Fanapttm, in 2009 and we will depend heavily on the success of this product in the marketplace.

Prior to the anticipated commercial launch of Fanapttm, we have never sold or marketed our own products. Our ability to generate product revenue for the next few years will depend solely on the success of this product. The ability of Fanapttm to generate revenue at the levels we expect will depend on many factors, including the following:

•	the ability of patients in the current uncertain economic climate to be able to afford Fanapttm or obtain health care coverage that covers Fanapttm;

•	acceptance of and ongoing satisfaction with Fanapttm in the United States and foreign markets by the medical community, patients receiving therapy and third party payers;

•	a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

•	successfully expanding and sustaining manufacturing capacity to meet demand;

•	safety concerns in the marketplace for schizophrenia therapies;

•	the competitive landscape for approved and developing therapies that will compete with Fanapttm; and

•	our ability to expand the indications for which we can market Fanapttm.

Our success is dependent on the success of our products. If our products are determined to be unsafe or ineffective in humans, whether commercially or in clinical trials, our business will be materially harmed.

Despite the FDA’s approval of our NDA for Fanapttm and the positive results of our completed trials for Fanapttm and tasimelteon, we are uncertain whether either of these products will ultimately prove to be effective and safe in humans. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of our products, whether in clinical trials or commercially, may reveal that the product is ineffective, unacceptably toxic, has other undesirable side effects or is otherwise not fit for further use. If we are unable to discover and develop products that are safe and effective, our business will be materially harmed.

Any failure or delay in completing clinical trials for our products could severely harm our business.

Pre-clinical studies and clinical trials required to demonstrate the safety and efficacy of our products are time-consuming and expensive and together take several years to complete. The completion of clinical trials for our products may be delayed by many factors, including:

•	our inability to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data

•	poor effectiveness of products during clinical trials

•	unforeseen safety issues or side effects

•	governmental or regulatory delays and changes in regulatory requirements and guidelines

If we fail to complete successfully one or more clinical trials for our products, we may not receive the regulatory approvals needed to market that product. Therefore, any failure or delay in commencing or completing these clinical trials would harm our business materially.

We face heavy government regulation, FDA regulatory approval of our products is uncertain and we are continually at risk of the FDA requiring us to discontinue marketing any of our products that have or in the future may obtain regulatory approval.

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

For example, if certain of our methods for analyzing our trial data are not accepted by the FDA, we may fail to obtain regulatory approval for our products.

Moreover, the marketing, distribution and manufacture of approved products remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

•	warning letters

•	fines

•	civil penalties

•	injunctions

•	recall or seizure of products

•	total or partial suspension of production

•	refusal of the government to grant future approvals

•	withdrawal of approvals

•	criminal prosecution

Any delay or failure by us to obtain regulatory approvals for our products could diminish competitive advantages that we may attain and would adversely affect the marketing of our products. Other than Fanapttm in the United States, we have not received regulatory approval to market any product in any jurisdiction.

Even following regulatory approval of our products, the FDA may impose limitations on the indicated uses for which our products may be marketed, subsequently withdraw approval or take other actions against us or our products that are adverse to our business. The FDA generally approves products for particular indications. An approval for a more limited indication reduces the size of the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing.

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

Our products may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit their marketability.

Undesirable side effects caused by our products could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing or continued commercialization of our products and generating revenues from their sale. We will continue to assess the side effect profile of our products in our ongoing clinical development program.

In addition, if after receiving marketing approval of a product we or others later identify undesirable side effects caused by such product, we could face one or more of the following:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication

•	regulatory authorities may withdraw their approval of the product

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product

•	our reputation may suffer

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from its sale.

Even after we obtain regulatory approvals, our products may never achieve market acceptance.

Even after obtaining regulatory approvals for the sale of our products, the commercial success of these products will depend, among other things, on their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. The degree of market acceptance of any product will depend on a number of factors, including the demonstration of its safety and efficacy, its cost-effectiveness, its potential advantages over other therapies, the reimbursement policies of government and third-party payors with respect to such product, and the effectiveness of our marketing and distribution capabilities. If our products fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. If our products do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable.

If we fail to obtain the capital necessary to fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products with third parties on terms that may not be attractive to us.

Our activities will necessitate significant uses of working capital throughout 2009 and beyond. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs through 2009. However, given the recent approval by the FDA of our NDA for Fanapttm, we are currently re-evaluating all of our longer-term operating plans and cannot, at this time, reasonably determine the sufficiency of our existing resources with respect to the attainment of these plans. Although our longer-term operating plans have not yet been finalized, it is likely that we will need to raise additional funds in order to execute on them. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility, or enter into partnerships, other collaboration agreements or strategic transactions. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability, and we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our commercial and research and development activities, we may not be able to continue operations, or we may have to enter into partnerships, other collaboration agreements or strategic transactions that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These partnerships, collaborations or strategic transactions, if consummated prior to proof-of-efficacy or safety of a given product, could impair our ability to realize value from that product.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate with precision the extent of our future losses. Other than Fanapttm in the United States, we do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly in connection with the commercial launch of Fanapttm or if we otherwise increase our research, clinical development and administrative activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds since March 2003. As of March 31, 2009, we have accumulated net losses of approximately $231.5 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our products, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

If our contract research organizations do not successfully carry out their duties or if we lose our relationships with contract research organizations, our drug development efforts could be delayed.

We are dependent on contract research organizations, third-party vendors and investigators for pre-clinical testing and clinical trials related to our drug discovery and development efforts and we will likely continue to depend on them to assist in our future discovery and development efforts. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the development and commercialization of our products. The parties with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our products. Moreover, these parties may also have relationships with other commercial entities, some of which may compete with us. If they assist our competitors, it could harm our competitive position.

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices or cGLP, and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our products could be delayed.

We rely on a limited number of manufacturers for our products and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

We do not have an in-house manufacturing capability and depend completely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our products. We do not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could adversely affect our sales of our product, delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our products are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

Our manufacturing strategy presents the following additional risks:

•	because most of our third-party manufacturers and formulators are located outside of the United States, there may be difficulties in importing our compounds or their components into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging

•	because of the complex nature of our products, our manufacturers may not be able to successfully manufacture our products in a cost-effective and/or timely manner

Materials necessary to manufacture our products may not be available on commercially reasonable terms, or at all, which may delay the development, regulatory approval and commercialization of our products.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products for our clinical trials and commercialization. Suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, product testing, potential regulatory approval of our products and commercial scale manufacturing could be delayed, significantly affecting our ability to further develop and commercialize our products. If we or our manufacturers are unable to purchase these materials for our products, there would be a shortage in supply or the commercial launch of our products would be delayed, which would materially affect our ability to generate revenues from the sale of our products.

We face substantial competition which may result in others developing or commercializing products before or more successfully than we do.

Our future success will depend on our ability to demonstrate and maintain a competitive advantage with respect to our products and our ability to identify and develop additional products or compounds through the application of our pharmacogenetics and pharmacogenomics expertise. Large, fully integrated pharmaceutical companies, either alone or together with collaborative partners, have substantially greater financial resources and have significantly greater experience than we do in:

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

We believe the primary competitors for each of our products are as follows:

•	For Fanapttm in the treatment of schizophrenia, the atypical antipsychotics risperidone, including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine) by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Bristol-Myers Squibb Company/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Solvay S.A./Lundbeck A/S), asenapine (Schering-Plough Corporation) and pimavanserin (Acadia Pharmaceuticals).

•	For tasimelteon in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® CR (zolpidem) by sanofi-aventis, Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia (or for which an NDA has been recently filed) include indiplon (Neurocrine Biosciences, Inc.) low-dose doxepin (Silenortm) by Somaxon Pharmaceuticals, Inc. and Intermezza® (zolpidem tartarate sublingual lozenge) by Transcept Pharmaceuticals, Inc.

•	For tasimelteon in the treatment of depression, generic antidepressants such as paroxetine, sertraline, fluoxetine and buproprion, Lexapro® (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Cymbalta® (duloxetine) by Eli Lilly and Valdoxan (agomelatine) by Novartis and Les Laboratories Servier.

Additionally, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of cheaper, generic products, which could make our products less attractive.

We have no experience selling, marketing or distributing products and no internal capability to do so.

At present, we have limited marketing and sales personnel. In order for us to commercialize Fanapttm or any other product, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may not be able to establish sales and distribution partnerships on acceptable terms or at all, and if we do enter into a distribution arrangement, our success will be dependent upon the performance of our partner. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products without partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products

•	the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage against companies with broader product lines

•	unforeseen costs associated with creating our own sales and marketing team or with entering into a partnering agreement with an independent sales and marketing organization

We will need to increase the size of our organization and we may experience difficulties in managing this growth.

As of March 31, 2009, we had 23 full-time employees. In connection with the commercial launch of Fanapttm and the potential resumption of our developmental activities, we will need to expand our managerial, operational, financial and other resources in order for us to manage and fund our operations, continue our development activities and commercialize our products. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

•	manage our clinical trials effectively

•	manage our internal development efforts effectively

•	improve our operational, financial, accounting and management controls, reporting systems and procedures

•	build marketing and sales organizations in order to commercialize Fanapttm

•	attract and retain sufficient numbers of talented employees

We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.

If we cannot identify, or enter into licensing arrangements for, new products or compounds, our ability to develop a diverse product portfolio may be limited.

A component of our business strategy is acquiring rights to develop and commercialize compounds discovered or developed by other pharmaceutical and biotechnology companies for which we may find effective uses and markets through our unique pharmacogenetics and pharmacogenomics expertise. Competition for the acquisition of these compounds is intense. If we are not able to identify opportunities to acquire rights to commercialize additional products, we may not be able to develop a diverse portfolio of products and our business may be harmed. Additionally, it may take substantial human and financial resources to secure commercial rights to promising products or compounds. Moreover, if other firms develop pharmacogenetics and pharmacogenomics capabilities, we may face increased competition in identifying and acquiring additional products or compounds.

If we lose key scientists or management personnel, or if we fail to recruit additional highly skilled personnel, it will impair our ability to identify, develop and commercialize products.

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

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our products in clinical trials and will face even greater risks upon commercialization by us of our products. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our products are intended to treat behavioral disorders, and it is possible that we may be held liable for the behavior and actions of patients who use our products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products. Although we maintain product liability insurance, our aggregate coverage limit under this insurance is $5,000,000, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. In addition, product liability insurance is becoming increasingly expensive, and we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.

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

In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. Our business could be materially harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

Recently enacted legislation may make it more difficult and costly for us to obtain regulatory approval of, and to produce, market and distribute our products.

On September 27, 2007, then-President Bush signed into law the Food and Drug Administration Amendments Act of 2007 or the FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at assuring drug safety and monitoring the safety of drug products after approval. The recently enacted amendments will among other things, require some new drug applicants to submit risk evaluation and minimization strategies to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Companies that violate the new law are subject to substantial civil monetary penalties. Additional measures have also been enacted to address the perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. While we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry as well as our business will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products. Our ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

Our quarterly operating results may fluctuate significantly.

Our operating results will continue to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs

•	variations in the level of expenses related to our products or future development programs

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements

•	any intellectual property infringement lawsuit in which we may become involved

•	regulatory developments affecting our products or those of our competitors

•	product sales

•	cost of product sales

•	marketing and other expenses

•	manufacturing or supply issues

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

Risks related to intellectual property and other legal matters

Our rights to develop and commercialize our products are subject in part to the terms and conditions of licenses or sublicenses granted to us by other pharmaceutical companies. With respect to tasimelteon, these terms and conditions include an option in favor of the licensor to reacquire rights to commercialize and develop this product in certain circumstances.

Fanapttm (iloperidone) is based in part on patents and other intellectual property owned by sanofi-aventis and Novartis. Titan Pharmaceuticals, Inc. (Titan) holds an exclusive license from sanofi-aventis to the intellectual property owned by sanofi-aventis, and Titan has sublicensed its rights under such license on an exclusive basis to Novartis. We have acquired exclusive rights to this and other intellectual property through a further sublicense from Novartis. Our rights with respect to the intellectual property to develop and commercialize Fanapttm may terminate, in whole or in part, if we fail to meet certain milestones contained in our sublicense agreement with Novartis relating to the time it takes for us to launch Fanapttm commercially following regulatory approval, and the time it takes for us to receive regulatory approval following our submission of the requisite foreign filings. We may also lose our rights to develop and commercialize Fanapttm if we fail to pay royalties to Novartis, if we fail to comply with certain requirements in the sublicense agreement regarding our financial condition, or if we fail to comply with certain restrictions regarding our other development activities. Finally, our rights to develop and commercialize Fanapttm may be impaired if we do not cure breaches by Novartis and Titan of similar obligations contained in these sublicense and license agreements, although we are not aware of any such breach by Titan or Novartis. In the event of an early termination of our sublicense agreement, all rights licensed and developed by us under this agreement may be extinguished, which would have a material adverse effect on our business.

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

In addition to the rights we have licensed from Novartis and BMS relating to our products, we rely upon intellectual property we own relating to these products, including patents, patent applications and trade secrets. As of March 31, 2009 we had fourteen pending provisional patent applications in the United States, eight U.S. national stage applications under U.S.C. 371 and seven pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the U.S., relating to our products in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products, our business will be materially harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent protection for drug compounds for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year extension for each of Fanapttm and tasimelteon, and that we continue to have rights under our sublicense and license agreements with respect to these products, we would have exclusive rights to Fanapttm’s United States “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2016 and to tasimelteon’s United States new chemical entity patent until 2022. In Europe, similar legislative enactments allow patent protection in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of Fanapttm and tasimelteon, and that we continue to have rights under our sublicense and license agreements with respect to these products, we would have exclusive rights to Fanapttm’s European new chemical entity patents until 2015 and to tasimelteon’s European new chemical entity patents until 2022. Additionally, a directive in the European Union provides that companies who receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive may be of particular importance with respect to Fanapttm, since the European new chemical entity patent for Fanapttm will likely expire prior to the end of this 10-year period of market exclusivity. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such extensions and exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially impaired.

Litigation or third-party claims of intellectual property infringement could require us to divert resources and may prevent or delay our drug discovery and development efforts.

Our commercial success depends in part on our not infringing the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to develop and commercialize one or more of our products. Defense of these claims, regardless of their merit, would divert substantial financial and employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain additional licenses from third parties to advance our research or allow commercialization of our products. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to develop and commercialize further one or more of our products.

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

Our research, development and commercialization activities involve the controlled use of potentially hazardous substances, including toxic chemical and biological materials. We could be held liable for any contamination, injury or other damages resulting from these hazardous substances. In addition, our operations produce hazardous waste products. While third parties are responsible for disposal of our hazardous waste, we could be liable under environmental laws for any required cleanup of sites at which our waste is disposed. Federal, state, foreign and local laws and regulations govern the use, manufacture, storage, handling and disposal of these hazardous materials. If we fail to comply with these laws and regulations at any time, or if they change, we may be subject to criminal sanctions and substantial civil liabilities, which may adversely affect our business.

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

The stock market has from time to time experienced significant price and volume fluctuations, and the market prices of the securities of life sciences companies without product revenues, such as ours, have historically been highly volatile. Between March 31, 2008 and March 31, 2009, the high and low sale prices of our common stock as reported on the NASDAQ Global Market varied between $6.59 and $0.45. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors

•	the outcome of regulatory review relating to products under development by us or our competitors

•	regulatory developments in the United States and foreign countries

•	developments concerning any collaboration or other strategic transaction we may undertake

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors

•	safety issues with our products

•	our ability to successfully execute our commercialization strategies

•	actual or anticipated variations in our quarterly operating results

•	changes in estimates of our financial results or recommendations by securities analysts

•	additions or departures of key personnel or members of our board of directors

•	publicity regarding actual or potential transactions involving the Company

•	economic and other external factors beyond our control

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

In addition to our outstanding common stock, as of March 31, 2009, there were a total of 4,108,270 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and restricted stock units granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

If we fail to maintain the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Our common stock has recently closed at prices below the minimum bid requirement. If the closing bid price of a share of the Company’s common stock were to fall below $1.00 for a period of thirty (30) consecutive business days, the Company would receive a deficiency notice from NASDAQ advising us that we have 180 calendar days to regain compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum closing bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. On October 16, 2008, NASDAQ announced that, effective as of such date and through Friday, January 16, 2009, it has suspended the enforcement of the rules requiring a minimum $1.00 closing bid price. NASDAQ has extended its suspension of the rules requiring a minimum $1.00 closing bid price. These rules will be reinstated on Monday, July 20, 2009. If in the future, we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the over-the-counter bulletin board. There are many factors that may adversely affect our minimum bid price, including those described in Item 1A “Risk Factors” of Part II of this quarterly report on Form 10-Q, which contains a more complete discussion of those factors and other risks. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 11, 2009
/s/  Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal executive officer)

May 11, 2009
/s/  Stephanie R. Irish
Stephanie R. Irish
Acting Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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