Form 10-Q
period 2009-06-30
Vanda Pharmaceuticals Inc.
filed 2009-08-10
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of August 6, 2009, there were 27,198,409 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
(A Development Stage Enterprise)

Form 10-Q Index

For the Three and Six Months Ended June 30, 2009

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period from March 13, 2003 (inception) to June 30, 2009	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2009	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from March 13, 2003 (inception) to June 30, 2009	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	35
ITEM 4.	Controls and Procedures	36

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	37
ITEM 1A.	Risk Factors	37
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
ITEM 3.	Defaults Upon Senior Securities	50
ITEM 4.	Submission of Matters to a Vote of Security Holders	50
ITEM 5.	Other Information	50
ITEM 6.	Exhibits	51
Signatures		52
Exhibits		53
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$24,014,203	$39,079,304
Marketable securities	5,008,623	7,378,798
Prepaid expenses, deposits and other current assets	1,129,194	1,287,400
Inventory	1,272,240	—

Total current assets	31,424,260	47,745,502
Property and equipment, net	1,518,442	1,758,111
Restricted cash	430,230	430,230
Intangible asset, net	11,770,648	—

Total assets	$45,143,580	$49,933,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,916,901	$512,382
Accrued liabilities	4,415,231	2,898,417

Total current liabilities	11,332,132	3,410,799
Deferred rent	504,811	502,770

Total liabilities	11,836,943	3,913,569

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2009 and December 31, 2008; and 27,140,136 and 26,653,478 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	27,140	26,653
Additional paid-in capital	277,149,879	270,988,157
Accumulated other comprehensive income (loss)	213	(20,029)
Deficit accumulated during the development stage	(243,870,595)	(224,974,507)

Total stockholders’ equity	33,306,637	46,020,274

Total liabilities and stockholders’ equity	$45,143,580	$49,933,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from
					March 13,
					2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$81,545

Operating expenses:
Cost of sales	229,352	—	229,352	—	229,352
Research and development	7,195,595	5,480,909	9,528,934	16,583,574	159,114,253
General and administrative	4,988,317	8,454,985	9,212,351	17,414,199	95,131,191

Total operating expenses	12,413,264	13,935,894	18,970,637	33,997,773	254,474,796

Loss from operations	(12,413,264)	(13,935,894)	(18,970,637)	(33,997,773)	(254,393,251)
Other income (expense):
Interest income	21,163	441,012	74,549	1,306,762	10,554,220
Interest expense	—	—	—	—	(80,485)
Other income	—	—	—	—	71,947

Total other income, net	21,163	441,012	74,549	1,306,762	10,545,682
Loss before tax provision	(12,392,101)	(13,494,882)	(18,896,088)	(32,691,011)	(243,847,569)

Tax provision	—	—	—	—	23,026

Net loss	(12,392,101)	(13,494,882)	(18,896,088)	(32,691,011)	(243,870,595)
Beneficial conversion feature — deemed dividend to preferred stockholders	—	—	—	—	(33,486,623)

Net loss attributable to common stockholders	$(12,392,101)	$(13,494,882)	$(18,896,088)	$(32,691,011)	$(277,357,218)

Basic and diluted net loss per share applicable to common stockholders	$(0.46)	$(0.51)	$(0.71)	$(1.23)

Shares used in calculation of basic and diluted net loss per share applicable to common stockholders	26,900,841	26,649,439	26,777,159	26,648,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated	Deficit
			Additional	Other	Accumulated
	Common Stock		Paid-In	Comprehensive	During the	Comprehensive
	Shares	Par Value	Capital	Income (Loss)	Development Stage	Loss	Total

Balances at December 31, 2008	26,653,478	$26,653	$270,988,157	$(20,029)	$(224,974,507)		$46,020,274
Issuance of common stock from exercised stock options/restricted stock units	486,658	487	882,356				882,843
Employee stock-based compensation	—	—	5,057,177	—	—		5,057,177
Non-employee stock-based compensation	—	—	222,189	—	—		222,189
Comprehensive loss:
Net loss	—	—	—	—	(18,896,088)	$(18,896,088)
Net unrealized gain on marketable securities	—	—	—	20,242	—	20,242

Comprehensive loss						$(18,875,846)	(18,875,846)

Balances at June 30, 2009	27,140,136	$27,140	$277,149,879	$213	$(243,870,595)		$33,306,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			March 13,
			2003
	Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(18,896,088)	$(32,691,011)	$(243,870,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239,669	259,707	2,739,331
Employee and non-employee stock-based compensation	5,279,366	9,074,594	49,602,678
Loss on disposal of assets	—	211	57,458
Amortization of net discounts on short-term investments	96,599	(195,911)	(2,130,721)
Amortization of intangible assets	229,352	—	229,352
Changes in assets and liabilities:
Prepaid expenses, deposits and other current assets	158,206	(247,729)	(1,129,194)
Inventory	(1,272,240)	—	(1,272,240)
Accounts payable	1,404,519	2,425,921	1,916,901
Accrued expenses	1,516,814	(5,979,353)	4,415,231
Other liabilities	2,041	136,734	504,811

Net cash used in operating activities	(11,241,762)	(27,216,837)	(188,936,988)

Cash flows from investing activities
Acquisition of intangible asset	(7,000,000)	—	(7,000,000)
Purchases of property and equipment	—	(479,581)	(4,381,391)
Proceeds from sale of property and equipment	—	—	200,179
Purchases of marketable securities	(8,082,729)	(2,081,121)	(275,901,472)
Proceeds from sales of marketable securities	126,547	4,875,076	97,100,390
Maturities of marketable securities	10,250,000	39,460,000	175,925,000
Investment in restricted cash	—	—	(430,230)

Net cash provided by (used in) investing activities	(4,706,182)	41,774,374	(14,487,524)

Cash flows from financing activities
Proceeds from borrowings on note payable	—	—	515,147
Principal payments on obligations under capital lease	—	—	(91,797)
Principal payments on note payable	—	—	(515,147)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	61,795,187
Proceeds from exercise of stock options and warrants	882,843	—	1,190,352
Proceeds from issuance of common stock, net of issuance costs	—	—	164,588,801

Net cash provided by financing activities	882,843	—	227,482,543

Effect of foreign currency translation	—	16,745	(43,828)

Net change in cash and cash equivalents	(15,065,101)	14,574,282	24,014,203
Cash and cash equivalents
Beginning of period	39,079,304	41,929,533	—

End of period	$24,014,203	$56,503,815	$24,014,203

Supplemental disclosure of non-cash investing activities
Intangible asset acquisition included in accounts payable	$5,000,000	—	$5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of clinical stage products, with exclusive worldwide commercial rights to two products in clinical development for various central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, iloperidone, which the Company intends to market under the tradename Fanapttm, is a compound for the treatment of schizophrenia. On May 6, 2009, the United States Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapttm for the acute treatment of schizophrenia in adults. Holders of a New Drug Application (NDA) have 60 days after approval to file for patent term restoration under the Hatch-Waxman Act. Vanda submitted its application for patent term restoration with respect to Fanapttm on June 9, 2009. Vanda expects to make Fanapttm available in U.S. pharmacies later this year. Tasimelteon is a compound for the treatment of sleep and mood disorders. In November 2006, Vanda announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008, the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The Company believes that tasimelteon may be effective in the treatment of insomnia caused by jet lag. The Company met with the FDA in June 2009 in an end of Phase II meeting to discuss the clinical development plan and will continue to work with the FDA to characterize the path to an NDA for tasimelteon. Tasimelteon is also ready for Phase II trials for the treatment of depression.

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

The Company’s activities will necessitate significant uses of working capital throughout 2009 and beyond. Based on its current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities, will be sufficient to meet the Company’s anticipated operating needs through 2009. However, given the recent approval by the FDA of the Company’s NDA for Fanapttm, the Company is currently evaluating alternative commercial strategies for the product. These strategies include, in addition to the Company launching Fanapttm on its own, entering into one or more partnerships, other collaboration agreements or strategic transactions that may provide capital to support the Company’s operations. If, however, the Company needs to raise additional funds in order to execute on its operating plans, it may seek to sell debt securities or additional equity securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations. However, given the current global economic climate, the Company may have more difficulty raising funds than it would during a period of economic stability, and the Company may not be able to raise additional funds or enter into partnerships, other collaboration agreements or strategic transactions on acceptable terms, or at all. If the Company is unable to secure sufficient capital to fund its commercial and research and development activities, or attract a strategic partner, it may not be able to continue operations.

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

The accompanying unaudited condensed consolidated financial statements of Vanda have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2008 included in the Company’s annual report on the Form 10-K/A. The financial information as of June 30, 2009 and for the periods of the three and six months ended June 30, 2009 and 2008 and for the period from March 13, 2003 (inception) to June 30, 2009, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2008 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Inventory

The Company values inventories at the lower of cost or net realizable value. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, or has a cost basis in excess of

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off to cost of sales. Prior to FDA approval, all Fanapttm manufacturing-related costs were included in research and development expenses. Subsequent to FDA approval of Fanapttm, manufacturing costs related to this product are capitalized.

Intangible asset, net

Costs incurred for products or product candidates not yet approved by the FDA and for which no alternative future use exists are recorded as expense. In the event a product or product candidate has been approved by the FDA or an alternative future use exists for a product or product candidate, patent and license costs are capitalized and amortized over the expected patent life of the related product or product candidate. Milestone payments to the Company’s collaborators are recognized when the underlying requirement is met.

As a result of the FDA’s approval of the Company’s NDA for Fanapttm, the Company met a milestone under its license agreement with Novartis which required the Company to make a license payment of $12 million to Novartis. The $12 million is being amortized on a straight line basis over the remaining life of the patent for Fanapttm, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent, if however the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. Amortization of the intangible asset is recorded as a component of cost of goods sold.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the six months ended June 30, 2009.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At June 30, 2009, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

For stock awards subsequent to 2006, the fair value of these awards are amortized using the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted during 2008, 2007 and 2006, were estimated to be approximately 2% and was increased to 4% in 2009 based on the Company’s historical experience. In the pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. The cumulative effect adjustment of adopting the change in estimating forfeitures was not considered material to the Company’s financial statements for periods prior to January 1, 2006 upon implementation of SFAS 123(R).

Total employee stock-based compensation expense recognized during the three and six months ended June 30, 2009 and 2008 and the period from March 13, 2003 (inception) to June 30, 2009 was comprised of the following:

					Period from
	Three Months Ended		Six Months Ended		March 13, 2003
	June 30,	June 30,	June 30,	June 30,	(Inception) to
	2009	2008	2009	2008	June 30, 2009

Research and development	$582,558	$696,937	$809,678	$1,852,330	$8,349,867
General and administrative	2,171,824	3,270,503	4,247,499	7,233,648	40,882,837

Stock-based compensation expense	$2,754,382	$3,967,440	$5,057,177	$9,085,978	$49,232,704

Stock-based compensation expense per basic and diluted share of common stock	$0.10	$0.15	$0.19	$0.34

Shares used in calculation of stock-based compensation expense per share	26,900,841	26,649,439	26,777,159	26,648,892

As of June 30, 2009, approximately $11.3 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.41 years.

As of June 30, 2009, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 1,034,271 shares were subject to outstanding options granted under the 2004 Plan as of June 30, 2009, and no additional options will be granted under this plan. As of June 30, 2009 there are 4,105,194 shares of the Company’s common stock reserved under the 2006 Plan of which 3,345,249 shares were subject to outstanding options and restricted stock units issued to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of June 30, 2009. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the shares subject to the option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain option awards to employees and

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability.

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

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008

Expected dividend yield	0%	0%
Weighted average expected volatility	68%	68%
Weighted average expected term (years)	6.03	6.05
Weighted average risk-free rate	2.96%	3.28%

A summary of option activity for the 2004 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2008	1,154,248	$1.74
Exercised	(93,184)	3.48
Forfeited	—	—
Cancelled	(26,793)	2.71

Outstanding at June 30, 2009	1,034,271	1.53	6.20	$10,588,389

Exercisable at June 30, 2009	960,592	1.46	6.18	$9,926,801

A summary of option activity for the 2006 Plan is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2008	2,631,381	$17.43
Granted	875,000	12.57
Exercised	(102,445)	6.53
Forfeited	(82,786)	16.43
Cancelled	(299,901)	13.70

Outstanding at June 30, 2009	3,021,249	17.31	8.54	$5,872,450

Exercisable at June 30, 2009	1,226,109	21.88	7.87	$2,020,732

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The weighted average grant-date fair value of options granted during the six months ended June 30, 2009 was $7.94 per share. For the six months ended June 30, 2009 and 2008, the Company received a total of $882,843 and $0, respectively, in cash from options exercised under the stock-based arrangements.

Restricted stock is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The Company issued restricted stock to one employee in 2007 and restricted stock units (RSUs) to all employees who remained with the Company following the workforce reduction in December 2008 and key consultants retained by the Company. The Company also issued RSUs to one consultant in the second quarter of 2009. The restricted stock issued in 2007 vested annually with respect to 25% of the shares each year after the grant. For the RSUs issued in 2008 to the retained employees, 50% of such shares vested upon approval by the FDA of the NDA for Fanapttm, and 50% of such shares vest on December 31, 2009. Pursuant to the FDA approval, the Company recognized $163,000 in expense relating to the RSU’s granted to all employees. For the RSUs issued to the consultant in the second quarter of 2009, 100% of the shares vest on August 31, 2009, provided that the consultant has continually provided services to the Company through such date. Upon a change of control of the Company, 100% of the unvested restricted stock units will vest. The fair value of each restricted stock award was based on the closing price of the Company’s stock on the date of grant which equals the RSUs intrinsic value. As of June 30, 2009, there was approximately $194,755 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s stock incentive plans. The majority of the cost is expected to be recognized through December 2009.

A summary of restricted stock activity for the 2006 Plan is presented below:

		Weighted
	Number of	Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Unvested at December 31, 2008	623,000	0.57	$311,500
Granted	45,000	3.88
Vested	(309,000)	0.57
Cancelled	(35,000)	0.57

Unvested at June 30, 2009	324,000	1.02	$3,813,480

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Research and development expenses

The Company’s research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone license fees, costs of materials used in clinical trials and research and development, cost for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee related costs and stock-based compensation for the research and development personnel. The Company expenses research and development costs as they are incurred for compounds in development stage, including certain payments made under the license agreements. Prior to FDA approval, all Fanapttm manufacturing-related and milestone costs were included in research and development expenses. Post FDA approval of Fanapttm, manufacturing and milestone costs related to this product will be capitalized. Costs related to the acquisitions of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with SFAS No. 5, Accounting for Contingencies, when it is deemed probable that the milestone event will be achieved.

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

Income taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109), which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership will limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

Segment information

Management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

Recent accounting pronouncements

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Corporate financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for “general use and reliance” in a form and format that complies with GAAP. Financial statements are considered

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

available to be issued when they are in a form and format that complies with GAAP. SFAS 165 provides that companies should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The Company has implemented this new standard with no material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). SFAS 168 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will update its financial statement disclosures as appropriate upon adoption of this standard in the third quarter of 2009.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Numerator:
Net loss	$(12,392,101)	$(13,494,882)	$(18,896,088)	$(32,691,011)

Denominator:
Weighted average shares of common stock outstanding	26,900,841	26,652,728	26,777,159	26,652,728
Weighted average unvested shares of common stock subject to repurchase	—	(3,289)	—	(3,836)

Denominator for basic and diluted net loss per share	26,900,841	26,649,439	26,777,159	26,648,892

Basic and diluted net loss per share applicable to common stockholders	$(0.46)	$(0.51)	$(0.71)	$(1.23)

Anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock and restricted stock units	4,379,520	3,998,499	4,379,520	3,998,499

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term:
U.S. Treasury and government agencies	$4,008,716	$181	$(34)	$4,008,863
U.S. corporate debt	999,694	66	—	999,760

	$5,008,410	$247	$(34)	$5,008,623

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term:
U.S. Treasury and government agencies	$1,992,452	$7,408	$—	$1,999,860
U.S. corporate debt	5,279,828	2,336	(29,818)	5,252,346
U.S. asset-based securities	126,547	45	—	126,592

	$7,398,827	$9,789	$(29,818)	$7,378,798

5.	Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of June 30, 2009, and December 31, 2008:

	June 30,	December 31,
	2009	2008

Current deposits with vendors	$210,000	$210,000
Prepaid insurance	615,340	282,391
Accrued interest income	49,343	53,378
Other prepaid expenses	254,511	326,201
Other receivables	—	415,430

	$1,129,194	$1,287,400

6.	Inventory

Inventory, net consisted of the following:

June 30,
2009

Raw materials	$—
Work-in-process	1,272,240
Finished goods	—

Total inventory, net	$1,272,240

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

7.	Property and Equipment

The following is a summary of the Company’s property and equipment — at cost, as of June 30, 2009 and December 31, 2008:

	Estimated Useful Life	June 30,	December 31,
	(Years)	2009	2008

Laboratory equipment	5	$1,348,098	$1,348,098
Computer equipment	3	776,921	776,921
Furniture and fixtures	7	705,784	705,784
Leasehold improvements	10	844,158	844,158

		3,674,961	3,674,961
Less — accumulated depreciation and amortization		(2,156,519)	(1,916,850)

		$1,518,442	$1,758,111

Depreciation and amortization expense for the six months ended June 30, 2009 and 2008 were $239,669 and $259,707, respectively, and for the period from March 13, 2003 (inception) to June 30, 2009 was $2,739,331.

8.	Intangible Asset, Net

The intangible asset consists of the following:

		June 30, 2009
		Gross		Net
		Carrying	Accumulated	Carrying
	Estimated Useful Lives	Amount	Amortization	Amount

Fanapttm	8 years	$12,000,000	$229,352	$11,770,648

		$12,000,000	$229,352	$11,770,648

On May 6, 2009, the Company announced that the FDA had approved the NDA for Fanapttm. As a result of the FDA’s approval of the Company’s NDA for Fanapttm, it met a milestone under its license agreement with Novartis which required the Company to make a license payment of $12 million to Novartis. The Company expects the patent for Fanapttm to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent, if however the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period.

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $229,352 for the six months ended June 30, 2009. The estimated annual amortization expense for intangible assets is approximately $0.8 million in 2009, $1.5 million in 2010, $1.5 million in 2011, $1.5 million in 2012 and $6.5 from 2013 through 2017. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapttm.

Of the $12 million milestone payment, $7 million was paid in May 2009 and the remaining $5 million is due in November 2009; however, Novartis has the right to accelerate the due date in its sole discretion.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

9.	Accrued Liabilities

The following is a summary of accrued liabilities, as of June 30, 2009, and December 31, 2008:

	June 30,	December 31,
	2009	2008

Accrued research and development expenses	$3,337,632	$925,124
Accrued consulting and other professional fees	436,534	233,829
Employee benefits	170,169	126,816
Accrued severance	470,896	1,612,648

	$4,415,231	$2,898,417

10.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $5.3 million under operating real estate leases for its headquarters located in Rockville, Maryland, expiring in 2016.

Severance payments

On December 16, 2008, the Company committed to a plan of termination that resulted in a work force reduction of 17 employees, including two officers, in order to reduce operating costs. The Company commenced notification of employees affected by the workforce reduction on December 17, 2008.

The following table summarizes the activity in the six months ended June 30, 2009 for the liability for the cash portion of severance costs related to the reductions-in-force:

	Six Months Ended June 30, 2009
	Beginning			Ending
	Balance	Charge	Cash Paid	Balance

Workforce Reduction:
Research Development	$571,391	$—	$402,828	$168,563
General & Administrative	1,041,257	—	738,924	302,333

Total	$1,612,648	$—	$1,141,752	$470,896

Consulting fees

The Company engaged a regulatory consultant to assist in the Company’s efforts to obtain FDA approval of the Fanapttm NDA. The Company committed to initial consulting expenses in the aggregate amount of $2.0 million pursuant to this engagement, which was expensed in 2008. In addition, the Company retained the services of the consultant on a monthly basis at a retainer fee of $250,000 per month effective as of January 1, 2009. The Company is obligated to pay the consultant a success fee of $6.0 million as a result of the approval by the FDA of its NDA for Fanapttm, which amount will be offset by the aggregate amount of all monthly retainer fees previously paid to the consultant (Success Fee). The Success Fee is to be paid monthly in $1.0 million increments through October 1, 2009. Through June 30, 2009, the Company has paid $2.0 million to the consultant. In addition to these fees, the Company is obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement.

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of June 30, 2009.

License agreements

The Company’s rights to develop and commercialize its products are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Fanapttm.  The Company acquired exclusive worldwide rights to patents for Fanapttm, previously known as iloperidone, through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered iloperidone and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the iloperidone patents to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to iloperidone on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents to develop and commercialize iloperidone through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $500,000 and is obligated to make future milestone payments to Novartis of less than $100 million in the aggregate (the majority of which are tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, is in the mid-twenties. In November 2007, the Company met a milestone under this license agreement relating to the acceptance of its filing of the NDA for Fanapttm for the treatment of schizophrenia and made a license payment of $5 million to Novartis. As a result of the FDA’s approval of the Company’s NDA for Fanapttm, it met an additional milestone under this license agreement which requires the Company to make a license payment of $12 million to Novartis. Of the $12 million milestone payment, $7 million was paid in May 2009 and the remaining $5 million is due in November 2009; however, Novartis has the right to accelerate the due date in its sole discretion.

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

Tasimelteon.  In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, the Company paid BMS an initial license fee of $500,000 and is obligated to make

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

future milestone payments to BMS of less than $40 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. The Company made a milestone payment to BMS of $1 million under this license agreement in 2006 relating to the initiation of the Phase III clinical trial for tasimelteon. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for tasimelteon to use commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work.

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

Future license payments.  No amounts were recorded as liabilities other than the $5 million milestone payment due to Novartis with respect to the FDA approval of Fanapttm, nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of June 30, 2009, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2009 or 2008. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured at June 30, 2009 and December 31, 2008.

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

12.	Fair Value Measurements

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

As of June 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. The following is a summary of the Company’s assets that are required to be measured at fair value as of June 30, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Description:
Available-for-sale securities	$5,008,623	$4,008,863	$999,760	$—

Total	$5,008,623	$4,008,863	$999,760	$—

VANDA PHARMACEUTICALS INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following is a summary of the Company’s assets that are required to be measured at fair value as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$7,378,798	$1,999,860	$5,378,938	$—

Total	$7,378,798	$1,999,860	$5,378,938	$—

13.	Subsequent Events

The Company has performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage products for central nervous system disorders, with exclusive worldwide commercial rights to two products. We believe that each of our products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•	Fanapttm (iloperidone), a compound for the treatment of schizophrenia. On November 27, 2007, the FDA accepted a New Drug Application (NDA) for Fanapttm for the treatment of schizophrenia. On May 6, 2009, the FDA granted U.S. marketing approval of Fanapttm for the acute treatment of schizophrenia in adults. We expect to commercialize Fanapttm with our own sales force and/or commercial partners in the United States and to seek partners for commercialization of the compound outside of the United States. We plan to make Fanapttm available in pharmacies in the United States prior to the end of 2009. Holders of an NDA have 60 days after approval to file for patent term restoration under the Hatch-Waxman Act. We submitted our application for patent term restoration with respect to Fanapttm on June 9, 2009. On July 30, 2009, we signed a Medicaid Rebate Agreement with the Secretary of Health and Human Services relating to the sale of Fanapttm to Medicaid patients.

•	Tasimelteon, a compound for the treatment of sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). In November 2006, we announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. In addition, we believe that tasimelteon may be effective in the treatment of insomnia caused by jet lag. We met with the FDA in June 2009 for an end of Phase II meeting to discuss the clinical development plan. We will continue to work with the FDA to characterize the path to a NDA for tasmelteon. Tasimelteon is also ready for Phase II trials for the treatment of depression. Given the range of potential indications for tasimelteon, we intend to pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

We are a development stage enterprise and have accumulated net losses of approximately $243.9 million since the inception of our operations through June 30, 2009. We have no product revenues to date and, other than Fanapttm in the United States, have no products approved for sale. Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our products. Our future operating results will depend largely on our ability to successfully develop and commercialize our lead product, Fanapttm, and on the progress of other products currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part II of this quarterly report on Form 10-Q, entitled “Risk Factors”.

Our activities will necessitate significant uses of working capital throughout 2009 and beyond. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs through 2009. However, given the recent approval by the FDA of our NDA for Fanapttm, we are currently evaluating alternative commercial strategies for the product. These strategies include, in addition to launching Fanapttm on our own, entering into one or more partnerships, other collaboration agreements or strategic transactions that may provide capital to support our operations. If, however, we need to raise additional funds in order to execute on our operating plans, we may seek to sell debt securities or additional equity securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability, and we may not be able to raise additional funds or enter into partnerships, other collaboration agreements or strategic transactions on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our commercial and research and development activities, or attract a strategic partner, we may not be able to continue operations.

Fanapttm.  We have developed and will continue to develop Fanapttm to treat schizophrenia. We submitted an NDA for Fanapttm for the treatment of schizophrenia to the FDA on September 27, 2007 and on November 27, 2007, the FDA accepted our NDA. The application included data from 35 clinical trials and more than 3,000 patients treated with Fanapttm and also contained pharmacogenetic data aimed to further improve the benefit/risk profile of Fanapttm in the treatment of patients with schizophrenia. In July 2008, we announced that the FDA had initially determined that our NDA was not approvable and indicated, among other things, that we would have to conduct additional studies and submit that data before the FDA would approve Fanapttm for commercial sale for the treatment of schizophrenia. In September 2008, we met with the FDA to discuss the FDA’s determination. The FDA asked us to provide a complete response to the not approvable letter, which we submitted on November 6, 2008 and which was subsequently accepted by the FDA for review.

Pending the FDA’s reply to our complete response, we suspended all non-essential Fanapttm-related activities. On May 6, 2009, we announced that the FDA had approved our NDA for Fanapttm. We plan to make Fanapttm available in pharmacies in the United States prior to the end of 2009. Holders of an NDA have 60 days after approval to file for patent term restoration under the Hatch-Waxman Act. We submitted our application for patent term restoration with respect to Fanapttm on June 9, 2009. On July 30, 2009, we signed a Medicaid Rebate Agreement with the Secretary of Health and Human Services relating to the sale of Fanapttm to Medicaid patients.

From inception to June 30, 2009 we incurred approximately $82.0 million in research and development costs directly attributable to our development of Fanapttm, including a $5.0 million milestone license fee paid to Novartis in 2007 upon the acceptance of our NDA. As a result of the FDA’s approval of our NDA for Fanapttm, we met an additional milestone under this license agreement which requires us to make a license payment of $12 million to Novartis. The $12 million was capitalized and will be amortized over the remaining life of the patent. Of the $12 million milestone payment, $7 million was paid in May 2009 and the remaining $5 million is due in November 2009; however, Novartis has the right to accelerate the due date in its sole discretion.

We are also developing a 4-week injectable formulation for Fanapttm, for which we already have early Phase II data from a study previously conducted by Novartis. We have completed essential manufacturing activities and intend to resume the development of the injectable formulation. We believe we will need to conduct additional trials with this formulation to be able to file for FDA approval.

Tasimelteon.  Tasimelteon is our product under development to treat sleep and mood disorders. Tasimelteon is a melatonin receptor agonist that works by adjusting the human “body clock” of circadian rhythm. Tasimelteon has successfully completed a Phase III trial for the treatment of transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. In addition, we believe that tasimelteon may be effective in the treatment of insomnia caused by jet lag. We met with the FDA in June 2009 in an end of Phase II meeting to discuss this potential jet lag indication. We will continue to work with the FDA to characterize the path to an NDA for tasimelteon. Tasimelteon is also ready for Phase II trials for the treatment of depression.

From inception to June 30, 2009, we incurred approximately $52.4 million in direct research and development costs directly attributable to our development of tasimelteon, including a $1.0 million milestone license fee paid to BMS in 2006 upon the initiation of our Phase III program.

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

From inception to June 30, 2009, we incurred approximately $6.7 million in research and development costs directly attributable to our development of VSF-173, including a milestone license fee of $1.0 million paid to Novartis upon the initiation of our first Phase II clinical trial in March of 2007.

Research and development expenses

Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred for compounds in development stage, including certain payments made under our license agreements prior to obtaining FDA approval. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our products and pharmacogenetics and pharmacogenomics expertise. From inception through June 30, 2009 we incurred research and development expenses in the aggregate of approximately $159.1 million, including stock-based compensation expenses of approximately $8.3 million. We expect our research and development expenses to increase as we continue to develop our products. We also expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products and to evaluate potential in-license products or compounds.

The following table summarizes our product development initiatives for the three and six months ended June 30, 2009 and 2008 and for the period from March 13, 2003 (inception) to June 30, 2009. Included in this table are the research and development expenses recognized in connection with our products in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

					Period from
					March 13,
					2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Direct project costs(1)
Fanapttm	$6,031,000	$2,090,000	$7,467,000	$4,417,000	$81,996,000
Tasimelteon	662,000	2,179,000	1,112,000	9,764,000	52,422,000
VSF-173	1,000	281,000	—	558,000	6,711,000
Other product candidates	25,000	465,000	77,000	945,000	6,648,000

Total direct product costs	6,719,000	5,015,000	8,656,000	15,684,000	147,777,000

Indirect project costs(1)
Facility	141,000	222,000	312,000	369,000	2,574,000
Depreciation	59,000	110,000	122,000	178,000	2,138,000
Other indirect overhead	277,000	134,000	439,000	353,000	6,625,000

Total indirect expenses	477,000	466,000	873,000	900,000	11,337,000

Total research and development expenses	$7,196,000	$5,481,000	$9,529,000	$16,584,000	$159,114,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. We expect our general and administrative expenses to increase in 2009 in connection with the commercial launch of Fanapttm. From inception through June 30, 2009, we incurred general and administrative expenses in the aggregate of approximately $95.1 million, including stock-based compensation expenses of approximately $40.9 million.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2008 included in our annual report on Form 10-K/A. However, we believe that the following critical accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this quarterly report on Form 10-Q.

Inventory

We value our inventories at the lower of cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off to cost of sales. Prior to FDA approval, all Fanapttm manufacturing-related costs were included in research and development expenses. Subsequent to FDA approval of Fanapttm, manufacturing costs related to this product are capitalized.

Intangible asset, net

Costs incurred for product candidates not yet approved by the FDA and for which no alternative future use exists are recorded as expense. In the event a product candidate has been approved by the FDA or an alternative future use exists for a product candidate, patent and license costs are capitalized and amortized over the expected patent life of the related product candidate. Milestone payments to our collaborators are recognized when the underlying requirement is met.

As a result of the FDA’s approval of our NDA for Fanapttm, we met a milestone under our license agreement with Novartis which required us to make a license payment of $12 million to Novartis. Of the $12 million milestone payment, $7 million was paid in May 2009 and the remaining $5 million is due in November 2009; however, Novartis has the right to accelerate the due date in its sole discretion. The $12 million is being amortized on a straight line basis over the remaining life of the patent for Fanapttm, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent, if however the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. Amortization of the intangible asset is recorded as a component of cost of goods sold.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairments of our intangible assets for six months ended June 30, 2009.

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

We currently use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors due to the lack of historic information of our publicly traded common stock. The expected term of options granted is based on the transition approach provided by Staff Accounting Bulletin (“SAB”) No. 107 as the options meet the “plain vanilla” criteria required by this method. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception and do not plan to pay dividends in the foreseeable future. The stock-based compensation expense for a period is also affected by expected forfeiture rate for the respective option grants. If our estimates of the fair value of these equity instruments or expected forfeitures are too high or too low, it would have the effect of overstating or understating expenses.

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized under SFAS 123(R) during the three and six months ended June 30, 2009 and 2008 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Research and development	$582,000	$697,000	$810,000	$1,852,000
General and administrative	2,172,000	3,270,000	4,247,000	7,234,000

Stock-based compensation expense	$2,754,000	$3,967,000	$5,057,000	$9,086,000

Recent accounting pronouncements

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Corporate financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for “general use and reliance” in a form and format that complies with GAAP. Financial statements are considered available to be issued when they are in a form and format that complies with GAAP. SFAS 165 provides that companies should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The implementation of this new standard did not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). SFAS 168 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We will update our financial statement disclosures as appropriate upon adoption of this standard in the third quarter of 2009.

Results of Operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our ability to successfully commercialize our products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of June 30, 2009, we had a deficit accumulated during the development stage of approximately $243.9 million. We anticipate incurring additional losses for the foreseeable future, and these losses may be incurred at increasing rates.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Research and development expenses.  Research and development expenses increased by approximately $1.7 million, or 31.3%, to approximately $7.2 million for the three months ended June 30, 2009 compared to approximately $5.5 million for the three months ended June 30, 2008.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,	June 30,
	2009	2008

Direct project costs:
Clinical trials	$14,000	$1,034,000
Contract research and development, consulting, materials and other direct costs	5,594,000	2,181,000
Salaries, benefits and related costs	529,000	1,103,000
Stock-based compensation	582,000	697,000

Total direct costs	6,719,000	5,015,000
Indirect project costs	477,000	466,000

Total	$7,196,000	$5,481,000

Direct costs increased approximately $1.7 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 as a result of the $5.2 million Success Fee due to our regulatory consultant upon the approval of Fanapttm by the FDA on May 6, 2009, combined with lower clinical trial and manufacturing expenses as well as lower salary and benefit expenses and stock based compensation expense due to our workforce reduction which occurred in the fourth quarter of 2008. Clinical trials expense decreased approximately $1.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to lower clinical trial costs relating to the Phase III clinical trial for tasimelteon in chronic primary insomnia which was completed in the second quarter of 2008. Contract research and development, consulting, materials and other direct costs increased approximately $3.4 million for the three months ended June 30, 2009 relative to the three months ended June 30, 2008, primarily as a result of the $5.2 million Success Fee due to our regulatory consultant upon the approval of Fanapttm by the FDA on May 6, 2009 and decreased manufacturing costs related to Fanapttm and tasimelteon as manufacturing costs related to Fanapttm are now capitalized. Salaries, benefits and related costs decreased approximately $574,000 for the three months ended June 30, 2009 relative to the three months ended June 30, 2008 primarily due to our workforce reduction which occurred in the fourth quarter of 2008. Stock-based compensation expense for the three months ended June 30, 2009 decreased by approximately $115,000 compared to the three months ended June 30, 2008 as a result of the smaller expense generated by the reduced workforce.

General and administrative expenses.  General and administrative expenses decreased by approximately $3.5 million, or 41.0%, to approximately $5.0 million for the three months ended June 30, 2009 from approximately $8.5 million for the three months ended June 30, 2008.

The following table discloses the components of our general and administrative expenses for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,	June 30,
	2009	2008

Salaries, benefits and related costs	$501,000	$1,099,000
Stock-based compensation	2,172,000	3,270,000
Marketing, legal, accounting and other professional expenses	1,688,000	3,300,000
Other expenses	627,000	786,000

Total	$4,988,000	$8,455,000

Salaries, benefits and related costs decreased by approximately $598,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to a reduction in marketing personnel as we reduced our staff after the receipt of the not approvable letter regarding Fanapttm by the FDA in July 2008. Stock-based compensation expense decreased by approximately $1.1 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, as a result of the smaller expense generated by the reduced workforce. Marketing, legal, accounting and other professional costs decreased by approximately $1.6 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due primarily to reduced commercial costs related to Fanapttm after the receipt of the not approvable letter regarding Fanapttm by the FDA in July 2008.

Other income, net.  Interest and other income in the three months ended June 30, 2009 was approximately $21,000 compared to approximately $441,000 in the three months ended June 30, 2008. Interest income was lower for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, due to lower average cash balances for the three months ended June 30, 2009.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Research and development expenses.  Research and development expenses decreased by approximately $7.1 million, or 42.5%, to approximately $9.5 million for the six months ended June 30, 2009 compared to approximately $16.6 million for the six months ended June 30, 2008.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,	June 30,
	2009	2008

Direct project costs:
Clinical trials	$35,000	$7,198,000
Contract research and development, consulting, materials and other direct costs	6,782,000	4,420,000
Salaries, benefits and related costs	1,029,000	2,214,000
Stock-based compensation	810,000	1,852,000

Total direct costs	8,656,000	15,684,000
Indirect project costs	873,000	900,000

Total	$9,529,000	$16,584,000

Direct costs decreased approximately $7.0 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily as a result of lower clinical trial expenses relating to Fanapttm and tasimelteon. Clinical trials expense decreased approximately $7.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to our Phase III clinical trial of tasimelteon in primary insomnia being completed in June 2008. Contract research and development, consulting, materials and other direct costs increased approximately $2.4 million for the six months ended June 30, 2009 relative to the six months ended June 30, 2008, primarily as a result of increased consulting fees including a $5.2 million Success Fee due to our regulatory consultants upon approval of Fanapttm by the FDA in conjunction with lower manufacturing costs related to Fanapttm and tasimelteon. Salaries, benefits and related costs decreased approximately $1.2 million for the six months ended June 30, 2009 relative to the six months ended June 30, 2008 primarily due to our workforce reduction which occurred in the fourth quarter of 2008. Stock-based compensation expense decreased by approximately $1.0 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of the smaller expense generated by the reduced workforce.

General and administrative expenses.  General and administrative expenses decreased by approximately $8.2 million, or 47.1% to approximately $9.2 million for the six months ended June 30, 2009 from approximately $17.4 million for the six months ended June 30, 2008.

The following table discloses the components of our general and administrative expenses for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,	June 30,
	2009	2008

Salaries, benefits and related costs	$967,000	$2,089,000
Stock-based compensation	4,247,000	7,234,000
Marketing, legal, accounting and other professional services	2,831,000	6,518,000
Other expenses	1,167,000	1,573,000

Total	$9,212,000	$17,414,000

Salaries, benefits and related costs decreased by approximately $1.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to our workforce reduction which occurred in the fourth quarter of 2008. Stock-based compensation expense decreased by approximately $3.0 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, as a result of the smaller expense generated by the reduced workforce. Marketing, legal, accounting and other professional services decreased by approximately $3.7 million for the six months ended June 30, 2009, relative to the six months ended June 30, 2008, due primarily to reduced commercial costs related to Fanapttm after the receipt of the not approvable letter regarding Fanapttm by the FDA in July 2008.

Other income, net.  Interest and other income in the six months ended June 30, 2009 was approximately $75,000 compared to approximately $1.3 million in the six months ended June 30, 2008. Interest income was lower for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due to lower average cash balances for the six months ended June 30, 2009.

Intangible Asset, Net

The intangible asset consisted of the following:

		June 30, 2009
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount

Fanapttm	8 years	$12,000,000	$229,000	$11,771,000

		$12,000,000	$229,000	$11,771,000

On May 6, 2009, we announced that the FDA had approved the NDA for Fanapttm. As a result of the FDA’s approval of our NDA for Fanapttm, we met a milestone under the license agreement which required us to make a license payment of $12 million to Novartis. We expect the patent for Fanapttm to be in effect until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent, if however the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period.

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was approximately $229,000 for the six months ended June 30, 2009. The estimated annual amortization expense for intangible assets is approximately $0.8 million in 2009, $1.5 million in 2010, $1.5 million in 2011, $1.5 million in 2012 and $6.5 from 2013 through 2017. We capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapttm.

Inventory

Inventory consisted of the following:

June 30,
2009

Raw materials	$—
Work-in-process	1,272,000
Finished goods	—

Total inventory, net	$1,272,000

Liquidity and Capital Resources

We have funded our operations through June 30, 2009 principally with the net proceeds from private preferred stock offerings totaling approximately $62.0 million, with net proceeds from our April 2006 initial public offering of approximately $53.3 million and with net proceeds from our January 2007 follow-on offering of approximately $111.3 million.

As of June 30, 2009, our total cash and cash equivalents and marketable securities were approximately $29.0 million compared to approximately $46.5 million at December 31, 2008. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. As of June 30, 2009, we also held a non-current deposit of $430,000 that is used to collateralize a letter of credit issued for our current office lease expiring in 2016.

As of June 30, 2009 and December 31, 2008, our liquidity resources are summarized as follows:

	June 30,	December 31,
	2009	2008

Cash and cash equivalents	$24,014,000	$39,079,000
U.S. Treasury and government agencies	4,009,000	2,000,000
U.S. corporate debt	1,000,000	5,252,000
U.S. asset-backed securities	—	127,000

Marketable securities, short-term	5,009,000	7,379,000
Total	$29,023,000	$46,458,000

Restricted cash	$430,000	$430,000

As of June 30, 2009, we maintained all of our cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We have adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of its financial statements.

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

As June 30, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. We make use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The following is a summary of our assets that are required to be measured at fair value as of June 30, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$5,009,000	$4,009,000	$1,000,000	$—

Total	$5,009,000	$4,009,000	$1,000,000	$—

The following is a summary of our assets that are required to be measured at fair value as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$7,379,000	$2,000,000	$5,379,000	$—

Total	$7,379,000	$2,000,000	$5,379,000	$—

Our activities will necessitate significant uses of working capital throughout 2009 and beyond. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs through 2009. However, given the recent approval by the FDA of our NDA for Fanapttm, we are currently evaluating alternative commercial strategies for the product. These strategies include, in addition to launching Fanapttm on our own, entering into one or more partnerships, other collaboration agreements or strategic transactions that may provide capital to support our operations. If, however, we need to raise additional funds in order to execute on our operating plans, we may seek to sell debt securities or additional equity securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability, and we may not be able to raise additional funds or enter into partnerships, other collaboration agreements or strategic transactions on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our commercial and research and development activities, or attract a strategic partner, we may not be able to continue operations.

Cash Flow

The following table summarizes our cash flows for the six months ended June 30, 2009, and June 30, 2008:

	Six Months Ended
	June 30,	June 30,
	2009	2008

Net cash provided by (used in)
Operating activities	$(11,242,000)	$(27,217,000)
Investing activities	(4,706,000)	41,774,000
Financing activities	883,000	—
Exchange rate effect on cash and equivalents	—	17,000

Net change in cash and cash equivalents	$(15,065,000)	$14,574,000

Net cash used in operations was approximately $11.2 million and approximately $27.2 million for the six months ended June 30, 2009 and 2008, respectively. The net loss for the six months ended June 30, 2009 of approximately $18.9 million was offset by increases in accrued expenses and accounts payable of $2.9 million, decreases in prepaid expenses of $0.2 million, increases in inventory of $1.3 million, $5.8 million in non-cash depreciation, amortization, and stock-based compensation expenses, and $0.1 changes in net working capital outflows. Net cash used in investing activities for the six months ended June 30, 2009 was approximately $4.7 million and consisted primarily of net maturities of marketable securities of $2.3 million and a $7.0 million milestone payment to Novartis. There was $883,000 provided by financing activities for the six months ended June 30, 2009 from the exercise of employee stock options.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual cash obligations as of June 30, 2009:

	Cash Payments Due by Period
		July to
		December					After
	Total	2009	2010	2011	2012	2013	2013

Severance payments	$471,000	$458,000	$13,000	$—	$—	$—	$—
Operating leases	5,330,000	343,000	706,000	727,000	749,000	771,000	2,034,000

Total	$5,801,000	$801,000	$719,000	$727,000	$749,000	$771,000	$2,034,000

Severance payments

On December 16, 2008, we committed to a plan of termination that resulted in a work force reduction of 17 employees, including two officers, in order to reduce operating costs. We commenced notification of employees affected by the workforce reduction on December 17, 2008.

The following table summarizes the activity in the six months ended June 30, 2009 for the liability for the cash portion of severance costs related to the reductions-in-force:

	Six Months Ended June 30, 2009
	Beginning Balance	Charge	Cash Paid	Ending Balance

Workforce Reduction:
Research Development	$571,000	$—	$402,000	$169,000
General & Administrative	1,041,000	—	739,000	302,000

Total	$1,612,000	$—	$1,141,000	$471,000

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current headquarters located in Rockville, Maryland, expiring in 2016.

Consulting fees

We had engaged a regulatory consultant to us assist in our efforts to obtain FDA approval of the Fanapttm NDA. We had committed to initial consulting expenses in the aggregate amount of $2.0 million pursuant to this engagement, which was expensed in 2008. In addition, we retained the services of the consultant on a monthly basis at a retainer fee of $250,000 per month effective as of January 1, 2009. We became obligated to pay the consultant a success fee of $6.0 million as a result of the approval by the FDA of our NDA for Fanapttm, which amount was offset by the aggregate amount of all monthly retainer fees previously paid to the consultant (Success Fee). The Success Fee is to be paid in monthly $1.0 million increments through October 1, 2009. In addition to these fees, we are obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement.

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

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with BMS and subsequently paid a license fee of $1.0 million. During March 2007, we met our first milestone under the license agreement with Novartis for VSF-173 relating to the initiation of the Phase II clinical trial and subsequently paid a license fee of $1.0 million. On November 3, 2008, we received written notice from Novartis that the license agreement related to VSF-173 had terminated in accordance with its terms as a result of our failure to satisfy a specific development milestone within the time period specified in the license agreement. As a result, we no longer hold any rights with respect to VSF-173 and Novartis has a non-exclusive worldwide license to all information and intellectual property generated by or on behalf of Vanda related to its development of VSF-173. As a result of the acceptance by FDA of our NDA for Fanapttm in October 2007, we met a milestone under our license agreement with Novartis and subsequently paid a $5.0 million milestone license fee. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of December 31, 2008, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors. As a result of the FDA’s approval of our NDA for Fanapttm, we met an additional milestone under this license agreement which requires us to make a license payment of $12.0 million to Novartis. Of the $12.0 million milestone payment, $7.0 million was paid in May 2009 and the remaining $5.0 million is due in November 2009; however, Novartis has the right to accelerate the due date in its sole discretion. For a more detailed description of the risks associated with the outcome of such clinical trials, regulatory filings, FDA approvals and product sales, please see the section “Risk Factors,” Item 1A of Part II of this quarterly report on Form 10-Q.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the our management, including the Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2009, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In December 2008, we executed a work force reduction which included our active Chief Financial Officer. We executed changes to our key controls to mitigate segregation of duties issues related to a reduced accounting and finance department. However, the changes did not materially affect internal control over financial reporting as of June 30, 2009.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing in this quarterly report on Form 10-Q, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

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

Prior to the anticipated commercial launch of Fanapttm, we have never sold or marketed our own products. Our ability to generate product revenue for the next few years will depend solely on the success of this product. The ability of Fanapttm to generate revenue at the levels we expect will depend on many factors, including the following:

•	the ability of patients in the current uncertain economic climate to be able to afford Fanapttm or obtain health care coverage that covers Fanapttm

•	acceptance of and ongoing satisfaction with Fanapttm in the United States and foreign markets by the medical community, patients receiving therapy and third party payers

•	a satisfactory efficacy and safety profile as demonstrated in a broad patient population

•	successfully expanding and sustaining manufacturing capacity to meet demand

•	safety concerns in the marketplace for schizophrenia therapies

•	the competitive landscape for approved and developing therapies that will compete with Fanapttm

•	our ability to expand the indications for which we can market Fanapttm

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

If we fail to obtain the capital necessary to fund our research and development activities and commercialization efforts, or enter into partnerships, other collaboration agreements or strategic transactions, we may be unable to continue operations.

Our activities will necessitate significant uses of working capital throughout 2009 and beyond. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs through 2009. However, given the recent approval by the FDA of our NDA for Fanapttm, we are currently evaluating alternative commercial strategies for the product. These strategies include, in addition to launching Fanapttm on our own, entering into one or more partnerships, other collaboration agreements or strategic transactions that may provide capital to support our operations. If, however, we need to raise additional funds in order to execute on our operating plans, we may seek to sell debt securities or additional equity securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability, and we may not be able to raise additional funds or enter into partnerships, other collaboration agreements or strategic transactions on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our commercial and research and development activities, or attract a strategic partner, we may not be able to continue operations.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have a limited operating history. We have not generated any revenue from product sales to date and we cannot estimate with precision the extent of our future losses. Other than Fanapttm in the United States, we do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses for the foreseeable future, particularly in connection with the commercial launch of Fanapttm or if we otherwise increase our research, clinical development and administrative activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. We have been engaged in identifying and developing compounds since March 2003. As of June 30, 2009, we have accumulated net losses of approximately $243.9 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our products, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

As of June 30, 2009, we had 21 full-time employees. In connection with the commercial launch of Fanapttm and the potential resumption of our developmental activities, we will need to expand our managerial, operational, financial and other resources in order for us to manage and fund our operations, continue our development activities and commercialize our products. Our current personnel, systems and facilities are not adequate to support this future growth. To manage our growth, we must:

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

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our products in clinical trials and will face even greater risks upon commercialization by us of our products. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our products are intended to treat behavioral disorders, and it is possible that we may be held liable for the behavior and actions of patients who use our products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products. Although we maintain product liability insurance, our aggregate coverage limit under this insurance is $5.0 million, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. In addition, product liability insurance is becoming increasingly expensive, and we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.

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

In addition to the rights we have licensed from Novartis and BMS relating to our products, we rely upon intellectual property we own relating to these products, including patents, patent applications and trade secrets. As of June 30, 2009 we had two issued patents, protecting the composition of matter for iloperidone and tasimelteon in the U.S. and other major markets. In addition, we had eight U.S. national stage applications under U.S.C. 371, ten pending Patent Cooperation Treaty applications and eight pending provisional patent applications in the United States, and, which permit the pursuit of patents outside of the U.S., relating to our products. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products, our business will be materially harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent protection for drug compounds for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year extension for each of Fanapttm and tasimelteon, and that we continue to have rights under our sublicense and license agreements with respect to these products, we would have exclusive rights to Fanapttm’s United States “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2016 and to tasimelteon’s United States new chemical entity patent until 2022. In Europe, similar legislative enactments allow patent protection in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of Fanapttm and tasimelteon, and that we continue to have rights under our sublicense and license agreements with respect to these products, we would have exclusive rights to Fanapttm’s European new chemical entity patents until 2015 and to tasimelteon’s European new chemical entity patents until 2022. Additionally, a directive in the European Union provides that companies who receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive may be of particular importance with respect to Fanapttm, since the European new chemical entity patent for Fanapttm will likely expire prior to the end of this 10-year period of market exclusivity. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. Holders of an NDA have 60 days after approval to file for patent term restoration under the Hatch-Waxman Act. We submitted our application for patent term restoration with respect to Fanapttm on June 9, 2009. If we fail to receive such extensions and exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially impaired.

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

The stock market has from time to time experienced significant price and volume fluctuations, and the market prices of the securities of life sciences companies without product revenues, such as ours, have historically been highly volatile. Between June 30, 2008 and June 30, 2009, the high and low sale prices of our common stock as reported on the NASDAQ Global Market varied between $14.79 and $0.45. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

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

In addition to our outstanding common stock, as of June 30, 2009, there were a total of 4,379,520 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and restricted stock units granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit
Number	Description

10.33	Amended and Restated Employment Agreement for William D. Clark.
10.34	Amended and Restated Employment Agreement for Mihael H. Polymeropoulos.
10.35	Employment Agreement for Stephanie Irish.
10.36	Employment Agreement for John Feeney.
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 10, 2009
/s/  Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal executive officer)

August 10, 2009
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