Form 10-K
period 2009-12-31
Vanda Pharmaceuticals Inc.
filed 2010-03-15
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34186

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

The aggregate market value of the 19,506,882 shares of Common Stock held by non-affiliates of the registrant was $229,596,001 as of the last business day of the registrant’s most recently completed second quarter based on the closing price of the registrant’s Common Stock on such date. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 12, 2010 was 27,860,232.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III of this annual report on Form 10-K.

Vanda Pharmaceuticals Inc.
Form 10-K

Table of Contents

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” under the securities laws. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” and “could,” and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapttm receives;

•	our ability to successfully commercialize Fanapttm outside of the U.S. and Canada;

•	delays in the completion of our clinical trials;

•	a failure of our products, product candidates or partnered products to be demonstrably safe and effective;

•	our failure to obtain regulatory approval for our products or product candidates or to comply with ongoing regulatory requirements;

•	a lack of acceptance of our products, product candidates or partnered products in the marketplace, or a failure to become or remain profitable;

•	our expectations regarding trends with respect to our costs and expenses;

•	our inability to obtain the capital necessary to fund our research and development activities;

•	our failure to identify or obtain rights to new products or product candidates;

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	a loss of any of our key scientists or management personnel;

•	losses incurred from product liability claims made against us; and

•	a loss of rights to develop and commercialize our products or product candidates under our license and sublicense agreements.

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

Overview

Vanda Pharmaceuticals Inc. (We, Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of clinical-stage products for central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•	Fanapttm (iloperidone), a compound for the treatment of schizophrenia. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapttm. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapttm in the U.S. Except for two post-approval studies started by us prior to the execution date of the amended and restated sublicense agreement, both of which were substantially completed by December 31, 2009, Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. We will also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, we will no longer be required to make any future milestone payments with respect to sales of Fanapttm or any future royalty payments with respect to sales of Fanapttm in the U.S. and Canada. We retain exclusive rights to Fanapttm outside the U.S. and Canada and we will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada. On February 23, 2010, the U.S. Patent and Trademark Office (PTO) issued a notice of allowance for our patent application for the long acting injectable (or depot) formulation of Fanapttm. The PTO has informed us that the application is eligible for patent term adjustment of an additional 300 days, making the patent expiration date August 26, 2023.

•	Tasimelteon, a compound for the treatment of sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). In November 2006, we announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. On January 19, 2010, the United States Food and Drug Administration (FDA) granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Sleep/Wake Disorder in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. We will continue to explore the path to a New Drug Application (NDA) for tasimelteon. Tasimelteon is also ready for Phase II trials for the treatment of depression. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

Throughout this annual report on Form 10-K, we refer to Fanapttm within the U.S. and Canada as our partnered product and we refer to Fanapttm outside the U.S. and Canada and tasimelteon as our products. All other compounds are referred to herein as our product candidates. In addition, we refer to our partnered products, products and product candidates collectively as our compounds. Moreover, we refer to drug products generally as drugs or products.

Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our compounds. Our ability to generate revenue and achieve profitability largely depends on Novartis’ ability to successfully commercialize Fanapttm in the U.S. and to successfully develop and commercialize Fanapttm in Canada and upon our ability, alone or with others, to complete the development of our products or product candidates, and to obtain the regulatory approvals for and manufacture, market and sell our products and product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part I of this annual report on Form 10-K, entitled “Risk Factors”.

Our activities will necessitate significant uses of working capital throughout 2010 and beyond. However, for the immediate future, we expect to continue to operate on a reduced spending plan. We are currently concentrating our efforts on supporting Novartis’ commercial launch of Fanapttm in the U.S. In addition, we intend to engage in discussions with several foreign regulatory agencies to review their filing requirements with respect to Fanapttm. We also plan to continue the clinical, regulatory and commercial evaluation of tasimelteon, including exploring the path to a NDA for tasimelteon.

Our founder and Chief Executive Officer, Mihael H. Polymeropoulos, M.D., started our operations early in 2003 after establishing and leading the Pharmacogenetics Department at Novartis. In acquiring and developing our compounds, we have relied upon our deep expertise in the scientific disciplines of pharmacogenetics and pharmacogenomics. These scientific disciplines examine both genetic variations among people that influence response to a particular drug, and the multiple pathways through which drugs affect people. We believe that the combination of our expertise in these disciplines and our drug development expertise may provide us with preferential access to compounds discovered by other pharmaceutical companies, and will allow us to identify new uses for these compounds. These capabilities should also enable us to shorten the time it takes to commercialize a drug when compared to traditional approaches.

Fanapttm and tasimelteon both target large prescription markets with significant unmet medical needs. We believe that Fanapttm may address some of the shortcomings of other currently available drugs, based on its observed safety profile and the extended release injectable formulation for Fanapttm that Novartis plans to develop further. Approved drugs in both the sleep and mood disorders markets have sub-optimal safety and efficacy profiles. We believe tasimelteon may represent a breakthrough in each of these markets, based on the compound’s demonstrated efficacy and safety to date and its novel mechanism of action.

Our strategy

Our goal is to create a leading biopharmaceutical company focused on developing and commercializing products that address critical unmet medical needs through the application of our drug development expertise and our pharmacogenetics and pharmacogenomics expertise. The key elements of our strategy to accomplish this goal are to:

•	Pursue the clinical development and regulatory approval of our products and product candidates. On May 6, 2009, the FDA granted U.S. marketing approval of Fanapttm for the acute treatment of schizophrenia in adults. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapttm. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapttm in the U.S. We retain exclusive rights to Fanapttm outside the U.S. and Canada and we will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. We have successfully completed a Phase III trial of tasimelteon in transient insomnia and announced positive top-line results in November 2006. In addition, we have successfully completed a Phase III trial of tasimelteon in chronic primary insomnia and announced positive top-line results in June 2008. On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Sleep/Wake Disorder in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. We will continue to explore the path to a NDA for tasimelteon. Tasimelteon is also ready for Phase II trials for the treatment of depression.

•	Enter into partnerships to extend our commercial reach. We may seek commercial partners for Fanapttm outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada, or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada. In addition, given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

•	Apply our pharmacogenetics and pharmacogenomics expertise to differentiate our products and product candidates. We believe that our pharmacogenetics and pharmacogenomics expertise will yield new insights into our products and product candidates. These insights may enable us to target our products and product candidates to certain patient populations and to identify unexpected conditions for our products and product candidates to treat.

•	Expand our product portfolio through the identification and acquisition of additional compounds. We intend to continue to draw upon our clinical development expertise and pharmacogenetics and pharmacogenomics expertise to identify and pursue additional clinical-stage compounds.

Development programs

We have the following products and partnered products in clinical development:

Product	Target indications	Clinical status

Fanapttm (Oral)	Schizophrenia	FDA approval May 6, 2009; Commercial rights in the U.S. and Canada sublicensed to Novartis on October 12, 2009
Fanapttm (Injectable)	Schizophrenia	Ready for Phase II trial; Novartis responsible for further clinical development

Tasimelteon	Sleep Disorders, including CRSD	Phase III trial for transient insomnia completed in 2006
Phase III trial for chronic primary insomnia completed in 2008 Orphan drug designation granted on January 19, 2010 for Non-24-Hour Sleep/Wake Disorder in blind individuals without light perception
	Depression	Ready for Phase II trial

Fanapttm

Fanapttm is a compound for the treatment of schizophrenia. On May 6, 2009, the FDA granted U.S. marketing approval of Fanapttm for the acute treatment of schizophrenia in adults. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapttm. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapttm in the U.S. Except for two post-approval studies started by us prior to the execution date of the amended and restated sublicense agreement, both of which were substantially completed by December 31, 2009, Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot)

formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. We will also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, we will no longer be required to make any future milestone payments with respect to sales of Fanapttm or any future royalty payments with respect to sales of Fanapttm in the U.S. and Canada. We retain exclusive rights to Fanapttm outside the U.S. and Canada and we will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada.

Therapeutic opportunity

Schizophrenia is a chronic, debilitating mental disorder characterized by hallucinations, delusions, racing thoughts and other psychotic symptoms (collectively referred to as “positive symptoms”), as well as moodiness, anhedonia (inability to feel pleasure), loss of interest, eating disturbances and withdrawal (collectively referred to as “negative symptoms”), and additionally attention and memory deficits (collectively referred to as “cognitive symptoms”). Schizophrenia develops in late adolescence or early adulthood in approximately 1% of the world’s population. Most schizophrenia patients today are treated with drugs known as “atypical” antipsychotics, which were first approved in the U.S. in the late 1980s. These antipsychotics have been named “atypical” for their ability to treat a broader range of negative symptoms than the first-generation “typical” antipsychotics, which were introduced in the 1950s and are now generic. Atypical antipsychotics are generally regarded as having improved side effect profiles and efficacy relative to typical antipsychotics and currently comprise approximately 90% of schizophrenia prescriptions. Currently approved atypical antipsychotics include, in addition to Fanapttm, olanzapine (Zyprexa®) by Eli Lilly and Company, risperidone (Risperdal®) and paliperidone (Invega®), each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., quetiapine (Seroquel®) by AstraZeneca, aripiprazole (Abilify®) by Bristol-Myers Squibb (BMS), ziprasidone (Geodon®) by Pfizer, asenapine (Saphris®) by Schering-Plough and generic clozapine.

Pursuant to the amended and restated sublicense agreement, Novartis will be responsible for the further clinical development of the long-acting injectable or depot formulation of Fanapttm. The depot formulation is administered once every four weeks and we believe will be a compelling complement to the oral formulation for both physicians and patients. Novartis conducted a two-month Phase I/IIa safety trial of this formulation in schizophrenia patients, in which it demonstrated the benefit of consistent release over a four-week time period with no greater side effects relative to oral dosing. The commercial potential for the extended-release injectable formulation has been demonstrated by the success of the injectable formulation for risperidone, Risperdal® Consta®, which achieved worldwide sales of approximately $1.3 billion in 2008, according to Alkermes Company press releases.

Intellectual property

Fanapttm and its metabolites, formulations, genetic markers and uses are covered by a total of twenty-two patent and patent application families worldwide. The primary new chemical entity patent covering Fanapttm expires normally in 2011 in the U.S. and 2010 in most of the major markets in Europe. In the U.S., the United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act” provides for an extension of new chemical entity patents for a period of up to five years following the expiration of the patent covering that compound to compensate for time spent in development. We believe that Fanapttm will qualify for the full five-year patent term extension and, in addition, will be eligible for 6 months of pediatric exclusivity. In Europe, statutes provide for ten years of data exclusivity (with the potential for an additional year if the drug is developed for a significant new indication). No generic versions of Fanapttm would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, assuming that patent term restoration and pediatric exclusivity are granted by the PTO and FDA and that we receive regulatory approval in Europe, we expect that Novartis’ rights to commercialize Fanapttm will be exclusive until May 2017 in the U.S. and for at least 10 years from approval in Europe. Additionally, the patent application covering the depot formulation of Fanapttm, which Novartis will be responsible for, if it is granted, will expire normally in 2023 in the U.S. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapttm extend beyond 2020.

We acquired worldwide, exclusive rights to the new chemical entity patent covering Fanapttm and certain related intellectual property from Novartis under a sublicense agreement we entered into in 2004, which was restated and amended in 2009. Please see “License agreements” below for a more complete description of the rights we acquired from and relinquished to Novartis with respect to Fanapttm.

Tasimelteon

Tasimelteon is an oral compound in development for sleep and mood disorders, including CRSD. The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Sleep/Wake Disorder in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. We will continue to explore the path to a NDA for tasimelteon.

Therapeutic opportunity

Sleep disorders are segmented into three major categories: primary insomnia, secondary insomnia and circadian rhythm sleep disorders. Insomnia is a symptom complex that comprises difficulty falling asleep or staying asleep, or non-refreshing sleep, in combination with daytime dysfunction or distress. The symptom complex can be an independent disorder (primary insomnia) or be a result of another condition such as depression or anxiety (secondary insomnia). CRSD results from a misalignment of the sleep/wake cycle and an individual’s daily activities or lifestyle. The circadian rhythm is the rhythmic output of the human biological clock and is governed primarily by the hormone melatonin. Both the timing of behavioral events (activity, sleep, and social interactions) and the environmental light/dark cycle result in a sleep/wake cycle that follows the circadian rhythm. Examples of CRSD includes transient disorders such as jet lag and chronic disorders such as shift work sleep disorder and Non-24-Hour Sleep/Wake Disorder. Market research we have conducted with LEK Consulting indicates that CRSD represents a significant portion of the market for sleep disorders.

While there are no FDA-approved treatments for insomnia specifically related to CRSD, there are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics, such as generic zolpidem, zolpidem tartrate (Ambien CR®, sanofi-aventis), eszopiclone (Lunesta®, Sepracor, Inc.) and zaleplon (Sonata®, King Pharmaceuticals, Inc.). Hypnotics work by acting upon a set of brain receptors known as GABA receptors, which are separate and distinct from the melatonin receptors to which tasimelteon binds. Several drugs in development, including indiplon (Neurocrine Biosciences), also utilize a mechanism of action involving binding to GABA receptors. Members of the benzodiazapine class of sedatives are also approved for insomnia, but their usage has declined due to an inferior safety profile compared to hypnotics. Anecdotal evidence also suggests that sedative antidepressants, such as trazodone and doxepin, are prescribed off-label for insomnia. FDA approved drugs for the treatment of insomnia also include ramelteon (Rozeremtm, Takeda Pharmaceuticals Company Limited), a compound with a mechanism of action similar to tasimelteon.

Limitations of current treatments

We believe that each of the drugs currently used to treat insomnia has inherent limitations that leave patients underserved. The key limitations include the potential for abuse, significant side effects, and a failure to address the underlying causes of sleeplessness:

•	Many of the products prescribed commonly for sleep disorders, including Ambien®, Lunesta®, and Sonata®, are classified as Schedule IV controlled substances by the United States Drug Enforcement Administration (DEA) due to their potential for abuse, tolerance and withdrawal symptoms. Drugs that are classified as Schedule IV controlled substances are subject to restrictions on how such drugs are prescribed and dispensed.

•	Many drugs approved for and used in sleep disorders also induce a number of nuisance side effects beyond the more serious abuse and addiction effects associated with most approved products. These side effects include next-day grogginess, memory loss, unpleasant taste, dry mouth and hormonal changes.

•	We believe that none of the drugs used and approved for sleep, other than Rozeremtm, work through the body’s natural sleep/wake cycle, which is governed by melatonin. We believe that, for patients whose sleep disruption is due to a misalignment of this sleep/wake cycle (as is the case in CRSD), a drug that naturally modulates the sleep/wake cycle would be an attractive new alternative because it would address the underlying cause of the sleeplessness, rather than merely addressing its symptoms.

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

Intellectual property

Tasimelteon and its formulations and uses are covered by a total of eleven patent and patent application families worldwide. The primary new chemical entity patent covering tasimelteon expires normally in 2017 in the U.S. and in most European markets. We believe that, like Fanapttm, tasimelteon will meet the various criteria of the Hatch-Waxman Act and will receive five additional years of patent protection in the U.S., which would extend its patent protection in the U.S. until 2022. In Europe, data exclusivity will protect tasimelteon for at least ten years from approval. Additional patent applications directed to specific sleep disorders and to methods of administration, if issued, would provide exclusivity for such indications and methods of administration until at least 2026.

Our rights to the new chemical entity patent covering tasimelteon and related intellectual property have been acquired through a license with BMS. Please see “License agreements” below for a discussion of this license.

License agreements

Our rights to develop and commercialize our products and product candidates are subject to the terms and conditions of licenses granted to us by other pharmaceutical companies.

Fanapttm

We acquired exclusive worldwide rights to patents and patent applications for Fanapttm through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapttm and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapttm patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapttm on an exclusive basis to Novartis. In June 2004, we acquired exclusive worldwide rights to these patents and patent applications as well as certain Novartis patents and patent applications to develop and commercialize Fanapttm through a sublicense agreement with Novartis. In partial consideration for this sublicense, we paid Novartis an initial license fee of $0.5 million and were obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. In November 2007, we met a milestone under this sublicense agreement relating to the acceptance of our filing of the NDA for Fanapttm for the treatment of schizophrenia and made a corresponding payment of $5.0 million to Novartis. As a result of the FDA’s approval of the NDA for Fanapttm, we met an additional milestone under this sublicense agreement which required us to make a payment of $12.0 million to Novartis.

On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis which amended and restated our June 2004 sublicense agreement with Novartis relating to Fanapttm. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. Novartis began selling Fanapttm in the U.S. during the first quarter of 2010. Except for two post-approval studies started by us prior to the execution date of the amended and restated sublicense agreement, both of which were substantially completed by December 31, 2009, Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. We will also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, we will no longer be required to make any future milestone payments with respect to sales of Fanapttm or any future royalty payments with respect to sales of Fanapttm in the U.S. and Canada. We retain exclusive rights to Fanapttm outside the U.S. and Canada and we will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada.

We may lose our rights to develop and commercialize Fanapttm outside the U.S. and Canada if we fail to comply with certain requirements in the amended and restated sublicense agreement regarding our financial condition, or if we fail to comply with certain diligence obligations regarding our development or commercialization activities or if we otherwise breach the amended and restated sublicense agreement and fail to cure such breach. Our rights to develop and commercialize Fanapttm outside the U.S. and Canada may be impaired if we do not cure breaches by Novartis of similar obligations contained in its sublicense agreement with Titan for Fanapttm. We are not aware of any such breach by Novartis. In addition, if Novartis breaches the amended and restated sublicense agreement with respect to its commercialization activities in the U.S. or Canada, we may terminate Novartis’ commercialization rights in the applicable country and we would no longer receive royalty payments from Novartis in connection with such country in the event of such termination.

Tasimelteon

In February 2004, we entered into a license agreement with BMS under which we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, we paid BMS an initial license fee of $0.5 million. We are also obligated to make future milestone payments to BMS of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. We made a milestone payment to BMS of $1.0 million under this license agreement in 2006 relating to the initiation of our first Phase III clinical trial for tasimelteon. We are also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that we receive from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. We have agreed with BMS in our license agreement for tasimelteon to use our commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work.

BMS holds certain rights with respect to tasimelteon in the license agreement. If we have not agreed to one or more partnering arrangements to develop and commercialize tasimelteon in certain significant markets with one or more third parties by a certain date, BMS has the option to exclusively develop and commercialize tasimelteon on its own on pre-determined financial terms, including milestone and royalty payments.

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

Government regulation

Government authorities in the U.S., at the federal, state and local level, as well as foreign countries and local foreign governments, regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, import and export of our products. Other than Fanapttm in the U.S., all of our compounds will require regulatory approval by government agencies prior to commercialization. In particular, human pharmaceutical products are subject to rigorous pre-clinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate domestic and foreign laws, rules and regulations require the expenditure of significant time and human and financial resources.

United States government regulation

FDA approval process

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implements regulations. If we fail to comply with the applicable requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any such sanction could have a material adverse effect on our business.

The steps required before a drug may be marketed in the U.S. include:

•	pre-clinical laboratory tests, animal studies and formulation studies under Current Good Laboratory Practices (cGLP)

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin

•	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication for which approval is sought

•	submission to the FDA of an NDA

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with Current Good Manufacturing Practices (cGMP)

•	FDA review and approval of the NDA

Pre-clinical studies generally are conducted in laboratory animals to evaluate the potential safety and activity of a drug. Violation of the FDA’s cGLP regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. In the U.S., drug developers submit the results of pre-clinical trials, together with manufacturing information and analytical and stability data, to the FDA as part of the IND, which must become effective before clinical trials can begin in the U.S.. An IND becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about issues such as the proposed clinical trials outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence.

Pilot studies generally are conducted in a limited patient population, approximately three to 25 subjects, to determine whether the drug warrants further clinical trials based on preliminary indications of efficacy. These pilot studies may be performed in the U.S. after an IND has become effective or outside of the U.S. prior to the filing of an IND in the U.S. in accordance with government regulations and institutional procedures.

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in assessing the safety and the effectiveness of the drug. Each protocol must be submitted to the FDA as part of the IND prior to beginning the trial.

Typically, clinical evaluation involves a time-consuming and costly three-Phase sequential process, but the phases may overlap. Each trial must be reviewed, approved and conducted under the auspices of an independent Institutional Review Board, and each trial must include the patient’s informed consent.

•	Phase I: refers typically to closely-monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or health volunteer subjects. Phase I trials are designed to determine the safety, metabolism and pharmacologic actions of a drug in humans, the potential side effects associated with increasing drug doses and, if possible, to gain early evidence of the drug’s effectiveness. Phase I trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational new drugs are used as research tools to explore biological phenomena or disease processes. During Phase I trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid Phase II studies. The total number of subjects and patients included in Phase I trials varies, but is generally in the range of 20 to 80 people.

•	Phase II: refers to controlled clinical trials conducted to evaluate appropriate dosage and the effectiveness of a drug for a particular indication or indications in patients with a disease or condition under study and to determine the common short-term side effects and risks associated with the drug. These trials are typically well-controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects.

•	Phase III: refers to expanded controlled and uncontrolled clinical trials. These trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. Phase III trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III trials usually include several hundred to several thousand subjects.

Phase I, II and III testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the U.S. and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. A clinical program is designed after assessing the causes of the disease, the mechanism of action of the active pharmaceutical ingredient of the drug and all clinical and pre-clinical data of previous trials performed. Typically, the trial design protocols and efficacy endpoints are established in consultation with the FDA. Upon request through a special protocol assessment, the FDA can also provide specific guidance on the acceptability of protocol design for clinical trials. The FDA or we may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to drug approval. During all clinical trials, physicians monitor the patients to determine effectiveness and to observe and report any reactions or other safety risks that may result from use of the drug.

Assuming successful completion of the required clinical trials, drug developers submit the results of pre-clinical studies and clinical trials, together with other detailed information including information on the manufacture and composition of the drug, to the FDA, in the form of an NDA, requesting approval to market the drug for one or more indications. In most cases, the NDA must be accompanied by a substantial user fee.

The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use.

Before approving an NDA, the FDA will inspect the facility or facilities where the drug is manufactured. The FDA will not approve the application unless cGMP compliance is satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines that the NDA, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA may ultimately decide that the NDA does not satisfy the regulatory criteria for approval and refuse to approve the NDA by issuing a “not approvable” letter which is not subsequently withdrawn or reversed by the FDA.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products and product candidates. Furthermore, the FDA may prevent a drug developer from marketing a drug under a label for its desired indications or place other conditions on distribution as a condition of any approvals, which may impair commercialization of the drug. After approval, some types of changes to the approved drug, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Similar regulatory procedures must also be complied within countries outside the U.S.

If the FDA approves the new drug application, the drug becomes available for physicians to prescribe in the U.S. After approval of our products and product candidates, we have to comply with a number of post-approval requirements, including delivering periodic reports to the FDA, submitting descriptions of any adverse reactions reported, and complying with drug sampling and distribution requirements. We also are required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, our quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP which imposes certain procedural and documentation requirements relating to quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may require post market testing and surveillance to monitor the drug’s safety or efficacy, including additional studies, known as Phase IV trials, to evaluate long-term effects.

In addition to studies requested by the FDA after approval, we may have to conduct other trials and studies to explore use of the approved product for treatment of new indications, which require FDA approval. The purpose of these trials and studies is to broaden the application and use of the product and its acceptance in the medical community.

We use, and will continue to use, third-party manufacturers to produce our products and product candidates in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications.

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

The FDAAA also reauthorized the authority of the FDA to collect user fees to fund the FDA’s review activities and made certain changes to the user fee provisions to permit the use of user fee revenue to fund the FDA’s drug product safety activities and the review of Direct-to-Consumer advertisements.

In addition, new government requirements may be established that could delay or prevent regulatory approval of our products and product candidates under development.

The Hatch-Waxman Act

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved drug in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new drug. A certification that the new drug will not infringe the already approved drug’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced drug have expired.

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

The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced drug has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original drug approval. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which FDA cannot grant effective approval of an ANDA based on that listed drug.

Foreign regulation

Whether or not we obtain FDA approval for a product or product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product or product candidate in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered with the three-Phase sequential process that is discussed above under “United States government regulation.” However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is available for drugs produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. This authorization is a marketing authorization approval. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure.

In addition, regulatory approval of prices is required in most countries other than the U.S. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our partners.

Third-party reimbursement and pricing controls

In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us or our partners to go through the process of seeking reimbursement from Medicare and private payors. Our compounds may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us or our partners to sell our compounds on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our compounds.

In many foreign markets, including the countries in the European Union and Japan, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Marketing and sales

On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapttm. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. Novartis began selling Fanapttm in the U.S. during the first quarter of 2010. Except for two post-approval studies started by us prior to the execution date of the amended and restated sublicense agreement, both of which were substantially completed by December 31, 2009, Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. We will also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, we will no longer be required to make any future milestone payments with respect to sales of Fanapttm or any future royalty payments with respect to sales of Fanapttm in the U.S. and Canada. We retain exclusive rights to Fanapttm outside the U.S. and Canada and we will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada. In addition, given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

Patents and proprietary rights; Hatch-Waxman protection

We and our partners will be able to protect our compounds from unauthorized use by third parties only to the extent that our compounds are covered by valid and enforceable patents, either licensed in from third parties or generated internally, that give us or our partners sufficient proprietary rights. Accordingly, patents and other proprietary rights are essential elements of our business.

Fanapttm and tasimelteon are covered by new chemical entity and other patents. These patents cover the active pharmaceutical ingredient and provide patent protection for all formulations containing these active pharmaceutical ingredients. The new chemical entity patent for Fanapttm is owned by sanofi-aventis, and other patents and patent applications relating to Fanapttm are owned by Novartis. BMS owns the new chemical entity patent for tasimelteon. We originally obtained exclusive worldwide rights to develop and commercialize the compounds covered by these patents through license and sublicense arrangements. However, pursuant to the amended and restated sublicense agreement with Novartis, Novartis obtained exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. For more on these license and sublicense arrangements, please see “License agreements” above. In addition, we have generated intellectual property, and filed patent applications covering this intellectual property, for each of these compounds.

The new chemical entity patent covering Fanapttm expires normally in 2011 in the U.S. and in 2010 in most European markets. The new chemical entity patent covering tasimelteon expires in 2017 in the U.S. and most European markets. Additionally, for each of our late-stage compounds, an additional period of exclusivity in the U.S. of up to five years following the expiration of the patent covering that compound may be obtained pursuant to the Hatch-Waxman Act. Fanapttm will also be eligible for 6 months of additional protection for successfully completing studies in the pediatric population. These studies, for which Novartis is responsible, are required by the FDA approval letter. In Europe, statutes provide for ten years of data exclusivity with the potential for an additional year if the company develops the drug for a significant new indication. No generic versions of Fanapttm would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, assuming that patent term restoration and pediatric exclusivity are granted by the PTO and FDA and that we receive regulatory approval in Europe, we expect that Novartis’ rights to commercialize Fanapttm will be exclusive until May 2017 in the U.S. and for at least 10 years from approval in Europe. Additionally, the U.S. patent application covering the depot formulation of Fanapttm, which Novartis will be responsible for, if it is granted, will expire in 2023. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapttm extend beyond 2020.

Aside from the new chemical entity patents covering Fanapttm and tasimelteon, as of December 31, 2009 we had thirteen pending provisional patent applications in the U.S., nine U.S. national stage applications under U.S.C. 371 and seven pending Patent Cooperation Treaty applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering other product candidates, pharmaceutical compositions, genetic markers, and methods of use.

For proprietary know-how that is not appropriate for patent protection, processes for which patents are difficult to enforce and any other elements of our discovery process that involve proprietary know-how and technology that is not covered by patent applications, we generally rely on trade secret protection and confidentiality agreements to protect our interests. We require all of our employees, consultants and advisors to enter into confidentiality agreements. Where it is necessary to share our proprietary information or data with outside parties, our policy is to make available only that information and data required to accomplish the desired purpose and only pursuant to a duty of confidentiality on the part of those parties.

Manufacturing

We currently depend on, and expect to continue to depend on, a small number of third-party manufacturers to produce sufficient quantities of our products and product candidates for use in our clinical studies. We are not obligated to obtain our products and product candidates from any particular third-party manufacturer and we believe that we would be able to obtain our products and product candidates from a number of third-party manufacturers at comparable cost.

If any of our products or product candidates are approved for commercial use in the future, we plan to rely on third-party contract manufacturers to produce sufficient quantities for large-scale commercialization. If we do enter into commercial manufacturing arrangements with third parties, these third-party manufacturers will be subject to extensive governmental regulation. Specifically, regulatory authorities in the markets which we intend to serve will require that drugs be manufactured, packaged and labeled in conformity with cGMP or equivalent foreign standards. We intend to engage only those contract manufacturers who have the capability to manufacture drugs in compliance with cGMP and other applicable standards in bulk quantities for commercial use.

Competition

The pharmaceutical industry and the central nervous system segment of that industry, in particular, is highly competitive and includes a number of established large and mid-sized companies with greater financial, technical and personnel resources than we have and significantly greater commercial infrastructures than we have. Our market segment also includes several smaller emerging companies whose activities are directly focused on our target markets and areas of expertise. Our partnered product and if approved in the future, our other compounds, will compete with numerous therapeutic treatments offered by these competitors. While we believe that our compounds will have certain favorable features, existing and new treatments may also possess advantages. Additionally, the development of other drug technologies and methods of disease prevention are occurring at a rapid pace. These developments may render our compounds or technologies obsolete or noncompetitive.

We believe the primary competitors for Fanapttm and tasimelteon are as follows:

•	For Fanapttm in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustennatm, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevytm, by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Schering-Plough, and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Solvay S.A./Lundbeck A/S) and pimavanserin (Acadia Pharmaceuticals).

•	For tasimelteon in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia (or for which an NDA has been recently filed) include indiplon (Neurocrine Biosciences, Inc.) and low-dose doxepin (Silenortm) by Somaxon Pharmaceuticals, Inc.

•	For tasimelteon in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Wellbutrin® (buproprion) by GSK, Cymbalta® (duloxetine) by Eli Lilly, and Valdoxan (agomelatine) by Novartis and Les Laboratories Servier.

Our ability to compete successfully will depend in part on our ability to utilize our pharmacogenetics and pharmacogenomics and drug development expertise to identify, develop, secure rights to and obtain regulatory approvals for promising pharmaceutical compounds before others are able to develop competitive products. Our ability to compete successfully will also depend on our ability to attract and retain skilled and experienced personnel. Additionally, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of cheaper, generic products, which could make our compounds less attractive.

Employees

As of December 31, 2009, we had 20 full-time employees. Of these employees, 11 were primarily engaged in research and development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Risks related to our business and industry

Novartis began selling, marketing and distributing our first approved product, Fanapttm, in the U.S. in the first quarter of 2010 and we will depend heavily on the success of this product in the marketplace.

Our ability to generate revenue for the next few years will depend substantially on the success of Fanapttm and the sales of this product by Novartis in the U.S. and Canada. The ability of Fanapttm to generate revenue at the levels we expect will depend on many factors, including the following:

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

We have entered into an amended and restated sublicense agreement with Novartis to commercialize Fanapttm in the U.S. and Canada and to further develop and commercialize a long-acting injectable (or depot) formulation of Fanapttm in the U.S. and Canada. As such, we will not be involved in the marketing or sales efforts for Fanapttm in the U.S. and Canada. Our future revenues depend substantially on royalties and milestone payments we may receive from Novartis. Pursuant to the amended and restated sublicense agreement with Novartis, we received an upfront payment of $200.0 million and will be eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada, which may or may not be achieved or met. We will also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. Such royalties may not be significant and will depend on numerous factors. We cannot control the amount and timing of resources that Novartis may devote to Fanapttm or the depot formulation of Fanapttm. If Novartis fails to successfully commercialize Fanapttm in the U.S., fails to develop and commercialize Fanapttm in Canada or further develop a long-acting injectable (or depot) formulation of Fanapttm, if Novartis’ efforts are not effective, or if Novartis focuses its efforts on other schizophrenia therapies or schizophrenia drug candidates, our business will be negatively affected. If Novartis does not successfully commercialize Fanapttm in the U.S. or Canada, we will receive limited revenues from them.

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

If our compounds are determined to be unsafe or ineffective in humans, whether commercially or in clinical trials, our business will be materially harmed.

Despite the FDA’s approval of the NDA for Fanapttm and the positive results of our completed trials for Fanapttm and tasimelteon, we are uncertain whether either of these products will ultimately prove to be effective and safe in humans. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of our compounds, whether in clinical trials or commercially, may reveal that the product is ineffective, unacceptably toxic, has other undesirable side effects, is difficult to manufacture on a large scale, is uneconomical, infringes on proprietary rights of another party or is otherwise not fit for further use. If our compounds are determined to be unsafe or ineffective in humans, our business will be materially harmed.

Clinical trials for our compounds are expensive and their outcomes are uncertain. Any failure or delay in completing clinical trials for our compounds could severely harm our business.

Pre-clinical studies and clinical trials required to demonstrate the safety and efficacy of our compounds are time-consuming and expensive and together take several years to complete. Before obtaining regulatory approvals for the commercial sale of any of our compounds, we or our partners must demonstrate through preclinical testing and clinical trials that such compound is safe and effective for use in humans. We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

Historically, the results from preclinical testing and early clinical trials often have not predicted results of later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Clinical trials conducted by us, by our partners or by third parties on our or our partners’ behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for our compounds. Regulatory authorities may not permit us or our partners to undertake any additional clinical trials for our compounds, and it may be difficult to design efficacy studies for our compounds in new indications.

Clinical development efforts performed by us or our partners may not be successfully completed. Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the compounds. The commencement and rate of completion of clinical trials for our compounds may be delayed by many factors, including:

•	the inability to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials

•	delays in beginning a clinical trial

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data

•	poor effectiveness of our compounds during clinical trials

•	unforeseen safety issues or side effects and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines

If we or our partners fail to complete successfully one or more clinical trials for our compounds, we or they may not receive the regulatory approvals needed to market that compound. Therefore, any failure or delay in commencing or completing these clinical trials would harm our business materially.

We and our partners face heavy government regulation. FDA regulatory approval of our compounds is uncertain and we and our partners are continually at risk of the FDA requiring us or them to discontinue marketing any compounds that have obtained, or in the future may obtain, regulatory approval.

The research, testing, manufacturing and marketing of compounds such as those that we have developed or we or in regard to partnered products, our partners, are developing are subject to extensive regulation by federal, state and local government authorities, including the FDA. To obtain regulatory approval of such compounds, we or our partners must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the compound is safe and effective for its intended use. In addition, we or our partners must show that the manufacturing facilities used to produce such compounds are in compliance with current Good Manufacturing Practices regulations or cGMP.

The process of obtaining FDA and other required regulatory approvals and clearances can take many years and will require us and, in the case of partnered products, our partners to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical trials that will be required for FDA approval varies depending on the compound, the disease or condition that the compound is in development for, and the requirements applicable to that particular compound. The FDA can delay, limit or deny approval of a compound for many reasons, including that:

•	a compound may not be shown to be safe or effective

•	the FDA may interpret data from pre-clinical and clinical trials in different ways than we or our partners do

•	the FDA may not approve our or our partners’ manufacturing processes or facilities

•	a compound may not be approved for all the indications we or our partners request

•	the FDA may change its approval policies or adopt new regulations

•	the FDA may not meet, or may extend, the Prescription Drug User Fee Act (PDUFA) date with respect to a particular NDA and

•	the FDA may not agree with our or our partners’ regulatory approval strategies or components of the regulatory filings, such as clinical trial designs

For example, if certain of our or our partners’ methods for analyzing trial data are not accepted by the FDA, we or our partners may fail to obtain regulatory approval for our compounds.

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

Any delay or failure to obtain regulatory approvals for our compounds will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing of our compounds. Other than Fanapttm in the U.S., which is being marketed and sold by Novartis, we have not received regulatory approval to market any of our compounds in any jurisdiction.

Even following regulatory approval of our compounds, the FDA may impose limitations on the indicated uses for which such compounds may be marketed, subsequently withdraw approval or take other actions against us, our partners or such compounds that are adverse to our business. The FDA generally approves drugs for particular indications. An approval for a more limited indication reduces the size of the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing.

We and our partners also are subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the environment and the use and disposal of hazardous substances used in connection with discovery, research and development work. In addition, we cannot predict the extent to which new governmental regulations might significantly impede the discovery, development, production and marketing of our compounds. We or our partners may be required to incur significant costs to comply with current or future laws or regulations, and we may be adversely affected by the cost of such compliance.

We intend to seek regulatory approvals for our compounds in foreign jurisdictions, but we may not obtain any such approvals.

Pursuant to our amended and restated sublicense agreement with Novartis, we retained the right to develop and commercialize Fanapttm outside the U.S. and Canada. We intend to market our compounds outside the U.S. and Canada with one or more commercial partners. In order to market our compounds in foreign jurisdictions, we may be required to obtain separate regulatory approvals and to comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional trials, and the time required to obtain approval may differ from that required to obtain FDA approval. We have no experience obtaining any such foreign approvals. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our compounds in any market. The failure to obtain these approvals could harm our business materially.

Our compounds may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit their marketability.

Undesirable side effects caused by our compounds could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us or our partners from commercializing or continuing the commercialization of such compounds and generating revenues from their sale. We and our partners, as applicable, will continue to assess the side effect profile of our compounds in ongoing clinical development programs. However, we cannot predict whether the commercial use of our approved compounds (or our compounds in development, if and when they are approved for commercial use) will produce undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such compounds to date. Additionally, incidents of product misuse may occur. These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls, all of which could have a material adverse effect on our business, results of operations and financial condition.

In addition, if after receiving marketing approval of a compound, we, our partners or others later identify undesirable side effects caused by such compound, we or our partners could face one or more of the following:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication

•	regulatory authorities may withdraw their approval of the compound

•	we or our partners may be required to change the way the compound is administered, conduct additional clinical trials or change the labeling of the compound and

•	our reputation may suffer

Any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected compound or could substantially increase the costs and expenses of commercializing the compound, which in turn could delay or prevent us from generating significant revenues from its sale.

Even after we or our partners obtain regulatory approvals of a product, acceptance of such compound in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay our ability to generate revenues.

Even after obtaining regulatory approvals for the sale of our compounds, the commercial success of these compounds will depend, among other things, on their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. The degree of market acceptance of any compound will depend on a number of factors, including the demonstration of its safety and efficacy, its cost-effectiveness, its potential advantages over other therapies, the reimbursement policies of government and third-party payors with respect to such compound, our ability to attract corporate partners, including pharmaceutical companies, to assist in commercializing our compounds, receipt of regulatory clearance of marketing claims for the uses that we or our partners are developing and the effectiveness of our and our partners’ marketing and distribution capabilities. If our approved compounds fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. If our approved compounds do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable.

If we fail to obtain the capital necessary to fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products and product candidates with third parties on terms that may not be attractive to us.

Our activities will necessitate significant uses of working capital throughout 2010 and beyond. As of December 31, 2009, we had cash of approximately $205.3 million. Our long term capital requirements are expected to depend on many factors, including, among others:

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

We expect to receive royalty payments and hope to receive milestone payments relating to Fanapttm in connection with our amended and restated sublicense agreement with Novartis. However, if Fanapttm is not as commercially successful as we expect and we do not receive such payments, we may need to raise additional capital to fund our anticipated operating expenses and execute on our business plans. In our capital-raising efforts, we may seek to sell debt securities or additional equity securities or obtain a bank credit facility, or enter into partnerships or other collaboration agreements. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and may also result in a lower price for our common stock. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that could restrict our operations. However, given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability, and we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our activities, we may not be able to continue operations, or we may have to enter into partnerships or other collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These partnerships or collaborations, if consummated prior to proof-of-efficacy or safety of a given product, could impair our ability to realize value from that product. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technologies or products, take advantage of business opportunities or respond to competitive market pressures, any of which would materially harm our business, financial condition and results of operations.

We have a history of operating losses, anticipate future losses and may never become profitable on a sustained basis.

We have a limited operating history. As of December 31, 2009, we have accumulated net losses of approximately $260.8 million. Our ability to generate revenue and achieve profitability largely depends on Novartis’ ability to successfully commercialize Fanapttm in the U.S. and Canada and upon our ability, alone or with others, to complete the development of our products or product candidates, obtain the regulatory approvals and manufacture, market and sell our products and product candidates. We and our partners may be unable to achieve these goals.

Although we have generated some licensing-related and other revenue to date and have received an upfront payment of $200.0 million pursuant to our amended and restated sublicense agreement with Novartis, as well as product revenue of $2.0 million from the sale of our finished product to Novartis, we have not generated any revenue from the commercial sale of our compounds and we cannot estimate with precision the extent of our future losses. We have been engaged in identifying and developing compounds since March 2003, which has required, and will continue to require, significant research and development expenditures. This relatively limited operating history may not be adequate to enable you to fully assess our ability to develop and commercialize our technologies and compounds, obtain FDA or other regulatory approvals and achieve market acceptance of our compounds and respond to competition.

A major component of our revenue for the foreseeable future will depend on Novartis’ and our ability to sell Fanapttm. Fanapttm may not be as commercially successful as we expect, Novartis may not succeed in commercializing Fanapttm in the U.S., developing and commercializing Fanapttm in Canada and we may not succeed in commercializing Fanapttm outside of the U.S. and Canada. In addition, we may not succeed in commercializing any other compounds. We cannot assure you that we will be profitable even if our compounds are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our compounds in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

There can be no assurance that we will achieve sustained profitability. Our ability to achieve sustained profitability in the future depends, in part, upon:

•	our and our partners’ ability to obtain and maintain regulatory approval for our compounds, both in the U.S. and in foreign countries

•	Novartis’ ability to successfully market and sell Fanapttm in the U.S. and Canada and achieve certain product development and sales milestones

•	our ability to successfully commercialize Fanapttm outside the U.S. and Canada

•	our ability to enter into agreements to develop and commercialize our products and product candidates

•	our ability to develop, have manufactured and market our products and product candidates

•	our and our partners’ ability to obtain adequate reimbursement coverage for our compounds from insurance companies, government programs and other third party payors

•	our ability to obtain additional research and development funding from collaborative partners or funding for our products and product candidates

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, upon:

•	the progress of our research and development programs for our products and product candidates, including clinical trials

•	the time and expense that will be required to pursue FDA and/or foreign regulatory approvals for our compounds and whether such approvals are obtained

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights

•	the cost of operating and maintaining development and research facilities

•	the cost of third party manufacturers

•	the number of product candidates we pursue

•	how competing technological and market developments affect our compounds

•	the cost of possible acquisitions of technologies, compounds, product rights or companies

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise

•	the costs of potential litigation and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense

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

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices or cGLP, and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our products or product candidates could be delayed.

We rely on a limited number of third party manufacturers to formulate and manufacture our products and product candidates and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

Our expertise is primarily in the research and development and pre-clinical and clinical trial phases of product development. We do not have an in-house manufacturing capability and depend completely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our products and product candidates. Therefore, we are dependent on third parties for our formulation development and manufacturing of our products and product candidates. This may expose us to the risk of not being able to directly oversee the production and quality of the manufacturing process and provide ample commercial supplies to successfully launch and maintain the marketing of our products and product candidates. Furthermore, these third party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shut downs, employee strikes, or other unforeseeable events that may delay or limit production. Our inability to adequately establish, supervise and conduct (either ourselves or through third parties) all aspects of the formulation and manufacturing processes would have a material adverse effect on our ability to develop and commercialize our products and product candidates.

We do not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products or product candidates in a timely manner from these third parties could adversely affect sales of our products, delay clinical trials and prevent us from developing our products and product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our products and product candidates are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products or product candidates could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products or product candidates.

Our manufacturing strategy presents the following additional risks:

•	because most of our third-party manufacturers and formulators are located outside of the U.S., there may be difficulties in importing our products and product candidates or their components into the U.S. as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging

•	because of the complex nature of our products and product candidates, our manufacturers may not be able to successfully manufacture our products and product candidates in a cost-effective and/or timely manner.

Materials necessary to manufacture our compounds may not be available on commercially reasonable terms, or at all, which may delay the development, regulatory approval and commercialization of our compounds.

We and our partners rely on manufacturers to purchase from third-party suppliers the materials necessary to produce our compounds for our clinical trials and commercialization. Suppliers may not sell these materials to such manufacturers at the times we or our partners need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by these manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If the manufacturers are unable to obtain these materials for our or our partners’ clinical trials, product testing, potential regulatory approval of our compounds and commercial scale manufacturing could be delayed, significantly affecting our and our partners’ ability to further develop and commercialize our compounds. If we, our manufacturers or, in the case of our partnered products, our partners are unable to purchase these materials for our products or partnered products, as applicable, there would be a shortage in supply or the commercial launch of such products or partnered products would be delayed, which would materially affect our or our partners’ ability to generate revenues from the sale of such products or partnered products.

We face substantial competition which may result in others developing or commercializing products before or more successfully than we do.

Our future success will depend on our or our partners’ ability to demonstrate and maintain a competitive advantage with respect to our compounds and our ability to identify and develop additional products or product candidates through the application of our pharmacogenetics and pharmacogenomics expertise. Large, fully integrated pharmaceutical companies, either alone or together with collaborative partners, have substantially greater financial resources and have significantly greater experience than we do in:

•	developing products and product candidates

•	undertaking pre-clinical testing and clinical trials

•	obtaining FDA and other regulatory approvals of products and product candidates and

•	manufacturing, marketing and selling products

These companies may invest heavily and quickly to discover and develop novel products that could make our compounds obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing superior products or other competing products before we do. Technological developments or the FDA’s approval of new therapeutic indications for existing products may make our compounds obsolete or may make them more difficult to market successfully, any of which could have a material adverse effect on our business, results of operations and financial condition.

Fanapttm, and our other compounds, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our compounds may also compete with new products currently under development by others or with products which may cost less than our compounds. Physicians, patients, third party payors and the medical community may not accept or utilize any of our compounds that may be approved. If Fanapttm (and our other compounds, if and when approved) do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. We believe the primary competitors for Fanapttm and tasimelteon are as follows:

•	For Fanapttm in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustennatm, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevytm, by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Schering-Plough, and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). In addition to the approved products, compounds in Phase III trials (or for which an NDA has been recently filed) for the treatment of schizophrenia include bifeprunox (Solvay S.A./Lundbeck A/S) and pimavanserin (Acadia Pharmaceuticals).

•	For tasimelteon in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. and Sonata® (zaleplon) by King Pharmaceuticals, Inc., generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. In addition to the approved products, compounds in Phase III trials for insomnia (or for which an NDA has been recently filed) include indiplon (Neurocrine Biosciences, Inc.) and low-dose doxepin (Silenortm) by Somaxon Pharmaceuticals, Inc.

•	For tasimelteon in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., and Effexor® (venlafaxine) by Wyeth as well as other compounds such as Wellbutrin® (buproprion) by GSK, Cymbalta® (duloxetine) by Eli Lilly, and Valdoxan (agomelatine) by Novartis and Les Laboratories Servier.

Additionally, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of cheaper, generic products, which could make our compounds less attractive.

We have no experience selling, marketing or distributing products and no internal capability to do so, which may make commercializing our products and product candidates difficult.

At present, we have no marketing experience or sales capabilities. Therefore, in order for us to commercialize Fanapttm, outside the U.S. and Canada, or our other compounds, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties. For example, we rely completely on Novartis to market, sell and distribute Fanapttm in the U.S. and Canada and our future revenues are materially dependent on the success of the efforts of Novartis.

For the commercialization of Fanapttm outside the U.S. and Canada or our other compounds, we may not be able to establish sales and distribution partnerships on acceptable terms or at all, and if we do enter into a distribution arrangement, our success will be materially dependent upon the performance of our partner. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products and product candidates without partners or licensees include:

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

If we cannot identify, or enter into licensing arrangements for, new products or product candidates, our ability to develop a diverse product portfolio will be limited.

A component of our business strategy is acquiring rights to develop and commercialize compounds discovered or developed by other pharmaceutical and biotechnology companies for which we may find effective uses and markets through our unique pharmacogenetics and pharmacogenomics expertise. Competition for the acquisition of these compounds is intense. If we are not able to identify opportunities to acquire rights to commercialize additional products or product candidates, we may not be able to develop a diverse portfolio of products and product candidates and our business may be harmed. Additionally, it may take substantial human and financial resources to secure commercial rights to promising products or product candidates. Moreover, if other firms develop pharmacogenetics and pharmacogenomics capabilities, we may face increased competition in identifying and acquiring additional products or product candidates.

We may not be successful in the development of products for our own account.

In addition to our business strategy of acquiring rights to develop and commercialize products and product candidates, we may develop products and product candidates for our own account by applying our technologies to off-patent drugs as well as developing our own proprietary molecules. Because we will be funding the development of such programs, there is a risk that we may not be able to continue to fund all such programs to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals or market any approved products. We expect the development of products for our own account to consume substantial resources. If we are able to develop commercial products on our own, the risks associated with these programs may be greater than those associated with our programs with collaborative partners.

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

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our compounds.

The risk that we may be sued on product liability claims is inherent in the development and sale of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our products and product candidates in clinical trials and will face even greater risks upon commercialization by us or our partners of our compounds. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our compounds are intended to treat behavioral disorders, and it is possible that we may be held liable for the behavior and actions of patients who use our compounds. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and we or our partners may be forced to limit or forego further commercialization of one or more of our compounds. Although we maintain product liability insurance, our aggregate coverage limit under this insurance is $10.0 million, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. As our development activities and commercialization efforts progress and we and our partners sell our compounds, this coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all or our insurer may disclaim coverage as to a future claim. This could prevent the commercialization or limit the commercial potential of our compounds. Even if we are able to maintain insurance that we believe is adequate, our results of operations and financial condition may be materially adversely affected by a product liability claim. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability litigation and other related proceedings may also require significant management time.

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

Specifically, in both the U.S. and some foreign jurisdictions there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our or our partners’ ability to sell our products or partnered products profitably. In the U.S., the Medicare Prescription Drug Improvement and Modernization Act of 2003 reformed the way Medicare covered and provided reimbursement for pharmaceutical products. This legislation could decrease the coverage and price that we or our partners may receive for our products or partnered products. Other third-party payors are increasingly challenging the prices charged for medical products and services. It will be time-consuming and expensive for us or our partners to go through the process of seeking reimbursement from Medicare and private payors. Our products or partnered products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow the sale of such products on a competitive and profitable basis. Further federal and state proposals and healthcare reforms are likely which could limit the prices that can be charged for the drugs we develop and may further limit our commercial opportunity. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

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

In addition, the Food and Drug Administration Amendments Act of 2007 or the FDAAA included new authorization for the FDA to require post-market safety monitoring, along with a clinical trials registry, and expanded authority for the FDA to impose civil monetary penalties on companies that fail to meet certain commitments. The amendments among other things, require some new drug applicants to submit risk evaluation and minimization strategies to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Companies that violate the law are subject to substantial civil monetary penalties. Additional measures have also been enacted to address the perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. While we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry as well as our business will become clearer. The requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products. Our and our partners’ ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

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

We may undertake strategic acquisitions in the future, and difficulties integrating such acquisitions could damage our ability to achieve or sustain profitability.

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

Our operating results will continue to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs

•	variations in the level of expenses related to our products, product candidates or future development programs

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements

•	the timing of royalties or milestone payments, if any, from the sales of Fanapttm

•	regulatory developments affecting our compounds or those of our competitors

•	product sales

•	cost of product sales

•	marketing and other expenses

•	manufacturing or supply issues and

•	any intellectual property infringement lawsuit in which we may become involved

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

Risks related to intellectual property and other legal matters

Our rights to develop and commercialize our product and, product candidates are subject in part to the terms and conditions of licenses or sublicenses granted to us by other pharmaceutical companies. With respect to tasimelteon, these terms and conditions include an option in favor of the licensor to reacquire rights to commercialize and develop this product in certain circumstances.

Fanapttm (iloperidone) is based in part on patents and other intellectual property owned by sanofi-aventis and Novartis. Titan Pharmaceuticals, Inc. (Titan) holds an exclusive license from sanofi-aventis to the intellectual property owned by sanofi-aventis, and Titan has sublicensed its rights under such license on an exclusive basis to Novartis. We acquired exclusive rights to this and other intellectual property through a further sublicense from Novartis. The sublicense with Novartis was amended and restated in October of 2009 to provide Novartis with exclusive rights to commercialize Fanapttm in the U.S. and Canada and further develop and commercialize a long — acting injectable or depot formulation of Fanapttm in the U.S. and Canada. We retained exclusive rights to Fanapttm outside the U.S. and Canada and we will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada. We may lose our rights to develop and commercialize Fanapttm outside the U.S. and Canada if we fail to comply with certain requirements in the amended and restated sublicense agreement regarding our financial condition, or if we fail to comply with certain diligence obligations regarding our development or commercialization activities or if we otherwise breach the amended and restated sublicense agreement and fail to cure such breach. Our rights to develop and commercialize Fanapttm outside the U.S. and Canada may be impaired if we do not cure breaches by Novartis of similar obligations contained in its sublicense agreement with Titan, although we are not aware of any such breach by Novartis. Our loss of rights in Fanapttm to Novartis would have a material adverse effect on our business. In addition, if Novartis breaches the amended and restated sublicense agreement with respect to its commercialization activities in the U.S. or Canada, we may terminate Novartis’ commercialization rights in the applicable country. We would no longer receive royalty payments from Novartis in connection with such country in the event of such termination.

Tasimelteon is based in part on patents that we have licensed on an exclusive basis and other intellectual property licensed from Bristol-Myers Squibb Company (BMS). BMS holds certain rights with respect to tasimelteon in the license agreement. If we have not agreed to one or more partnering arrangements to develop and commercialize tasimelteon in certain significant markets with one or more third parties by a certain date,

BMS has the option to exclusively develop and commercialize tasimelteon on its own on pre-determined financial terms, including milestone and royalty payments. BMS may terminate our license if we fail to meet certain milestones or if we otherwise breach our royalty or other obligations in the agreement. In the event that we terminate our license, or if BMS terminates our license due to our breach, all of our rights to tasimelteon (including any intellectual property we develop with respect to tasimelteon) will revert back to BMS or otherwise be licensed back to BMS on an exclusive basis. Any termination or reversion of our rights to develop or commercialize tasimelteon, including any reacquisition by BMS of our rights, may have a material adverse effect on our business.

If our efforts to protect the proprietary nature of the intellectual property related to our compounds are not adequate, we may not be able to compete effectively in our markets.

In addition to the rights we have licensed from Novartis and BMS relating to our compounds, we rely upon intellectual property we own relating to these compounds, including patents, patent applications and trade secrets. As of December 31, 2009 we had thirteen pending provisional patent applications in the U.S., nine U.S. national stage applications under U.S.C. 371 and seven pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the U.S., relating to our compounds in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we generally rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products and partnered products, our business will be materially harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term restoration for tasimelteon, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to tasimelteon’s U.S. “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2022. During the second quarter of 2009, we submitted to the PTO our application to extend the term of our patent relating to Fanapttm under the Hatch-Waxman Act. As of this time, the PTO has preliminarily determined that the patent is eligible for patent term restoration under the Hatch-Waxman Act. Assuming we gain a five-year extension for Fanapttm, pursuant to the terms and conditions of our amended and restated sublicense agreement, Novartis would have the benefit of exclusive rights to the new chemical entity patent until 2016, with a further six months of pediatric exclusivity. A directive in the European Union provides that companies that receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive may be of particular importance with respect to Fanapttm, since the European new chemical entity patent for Fanapttm will expire prior to the end of this 10-year period of market exclusivity.

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

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between December 31, 2008 and December 31, 2009, the high and low sale prices of our common stock as reported on the NASDAQ Global Market varied between $16.65 and $0.47. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors

•	the outcome of regulatory review relating to products under development by us or our competitors

•	regulatory developments in the U.S. and foreign countries

•	developments concerning any collaboration or other strategic transaction we may undertake

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors

•	termination or delay of development or commercialization program(s) by our partners

•	safety issues with our products or those of our competitors

•	our partners’ ability to successfully commercialize our partnered products

•	our ability to successfully execute our commercialization strategies

•	announcements of technological innovations or new therapeutic products or methods by us or others

•	actual or anticipated variations in our quarterly operating results

•	changes in estimates of our financial results or recommendations by securities analysts or failure to meet such financial expectations

•	changes in government regulations or policies or patent decisions

•	changes in patent legislation or adverse changes to patent law

•	additions or departures of key personnel or members of our board of directors

•	publicity regarding actual or potential transactions involving us or

•	economic and other external factors beyond our control

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

In addition to our outstanding common stock, as of December 31, 2009, there were a total of 4,516,739 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and restricted stock units granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise or settlement of these options or restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry, including us, over the last few years. If faced with another proxy contest, we may not be able to respond successfully to the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest involving us or our partners because:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees

•	perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners and

•	if individuals are elected to a board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders

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

In addition, we rely on third parties for several important aspects of our business. For example, we depend upon Novartis for both royalty revenue and the further clinical development of Fanapttm, we use third party contract research organizations for many of our clinical trials, and we rely upon several single source providers of raw materials and contract manufacturers for the manufacture of our products and product candidates. Due to the recent tightening of global credit and the continued deterioration in the financial markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Market under the symbol “VNDA.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The NASDAQ Global Market.

Year Ended December 31, 2008	High	Low

First quarter 2008	$7.13	$2.70
Second quarter 2008	$6.59	$2.98
Third quarter 2008	$4.03	$0.76
Fourth quarter 2008	$1.02	$0.45

Year Ended December 31, 2009	High	Low

First quarter 2009	$0.99	$0.47
Second quarter 2009	$14.79	$0.82
Third quarter 2009	$16.65	$10.46
Fourth quarter 2009	$13.21	$9.45

As of March 12, 2010, there were 17 holders of record of our common stock.

Dividends

The Company has not paid dividends to its stockholders (other than a dividend of preferred share purchase rights which was declared on September 25, 2008) since its inception and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The following graph shows the cumulative total return, assuming the investment of $100 on April 12, 2006 (the date of the initial public offering) on an investment in each of the Company’s common stock, the NASDAQ Composite Index and the Amex Biotechnology Index (in either case, assuming reinvestment of dividends). The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s common stock. We have not paid dividends to our stockholders since the inception (other than a dividend of preferred share purchase rights which was declared on September 25, 2008) and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2006 and 2005, and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled “Management’s discussion and analysis of financial condition and results of operations” included in this annual report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005

Statements of operations data
Revenue	$4,547,744	$—	$—	$—	$—
Operating expenses:
Cost of sales	2,897,625	—	—	—	—
Research and development	13,873,961	23,935,541	47,234,867	52,070,776	16,890,615
General and administrative	23,724,101	28,909,580	32,803,508	13,637,664	7,396,038

Total operating expenses	40,495,687	52,845,121	80,038,375	65,708,440	24,286,653

Loss from operations	(35,947,943)	(52,845,121)	(80,038,375)	(65,708,440)	(24,286,653)
Total other income, net	89,097	1,780,880	5,978,564	2,197,821	410,001

Loss before tax provision	(35,858,846)	(51,064,241)	(74,059,811)	(63,510,619)	(23,876,652)
Tax provision	—	—	9,879	549	7,649

Net loss	(35,858,846)	(51,064,241)	(74,069,690)	(63,511,168)	(23,884,301)
Beneficial conversion feature-deemed dividend to preferred stockholders(1)	—	—	—	—	(33,486,623)

Net loss attributable to common stockholders	$(35,858,846)	$(51,064,241)	$(74,069,690)	$(63,511,168)	$(57,370,924)

Basic and diluted net loss per share applicable to common stockholders	$(1.33)	$(1.92)	$(2.81)	$(3.97)	$(3,374.33)
Shares used in calculation of basic and diluted net loss per shares attributable to common stockholders	27,015,271	26,650,126	26,360,177	16,001,815	17,002

(1)	In September and December of 2005, we completed the sale of an additional 27,235,783 shares of Series B preferred stock for net proceeds of approximately $33.5 million. After evaluating the fair value of the common stock obtainable upon conversion by the stockholders, we determined that the issuance of the Series B preferred stock sold in 2005 resulted in a beneficial conversion feature which was fully accreted in 2005 and is recorded as a deemed dividend to preferred stockholders of approximately $33.5 million for the year ended December 31, 2005.

	2009	2008	2007	2006	2005

Balance sheet data
Cash and cash equivalents	$205,295,488	$39,079,304	$41,929,533	$30,928,895	$21,012,815
Marketable securities	—	7,378,798	51,223,291	941,981	10,141,189
Working capital	181,416,315	44,334,703	74,177,567	24,714,285	28,308,434
Total assets	225,714,081	49,933,843	96,860,780	36,260,276	35,752,770
Total liabilities	202,683,223	3,913,569	13,131,849	9,503,404	5,087,963
Convertible preferred stock	—	—	—	—	61,795,187
Accumulated deficit	(260,833,353)	(224,974,507)	(173,910,266)	(99,840,576)	(36,329,408)
Total stockholders’ equity	23,030,858	46,020,274	83,728,931	26,756,872	30,664,807

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage products for central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•	Fanapttm (iloperidone), a compound for the treatment of schizophrenia. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapttm. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. Novartis began selling Fanapttm in the U.S. during the first quarter of 2010. Except for two post-approval studies started by us prior to the execution date of the amended and restated sublicense agreement, both of which were substantially completed by December 31, 2009, Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. We will also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, we will no longer be required to make any future milestone payments with respect to sales of Fanapttm or any future royalty payments with respect to sales of Fanapttm in the U.S. and Canada. We retain exclusive rights to Fanapttm outside the U.S. and Canada and we will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada. On February 23, 2010, the PTO issued a notice of allowance for our patent application for the long acting injectable (or depot) formulation of Fanapttm. The PTO has informed us that the application is eligible for patent term adjustment of an additional 300 days, making the patent expiration date August 26, 2023.

•	Tasimelteon, a compound for the treatment of sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). In November 2006, we announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. On January 19, 2010, the United States Food and Drug Administration (FDA) granted orphan designation status for tasimelteon in the CRSD, Non-24-Hour Sleep/Wake Disorder in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including study design assistance, waiver of FDA user fees, tax credits, and up to seven years of market exclusivity upon marketing approval. We will continue to explore the path to an NDA for tasimelteon. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our compounds. Our ability to generate additional revenues largely depends on Novartis’ ability to successfully commercialize Fanapttm in the U.S. and to successfully develop and commercialize Fanapttm in Canada and upon our ability, alone or with others, to complete the development of our products or product candidates, and to obtain the regulatory approvals for and manufacture, market and sell our compounds. The results of our operations will vary significantly from year-to-year and quarter-to- quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part I of this annual report on Form 10-K, entitled “Risk Factors”.

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

Our activities will necessitate significant uses of working capital throughout 2010 and beyond. However, for the immediate future, we expect to continue to operate on a reduced spending plan with our fixed overhead costs expected to be approximately $10.0 million to $12.0 million per year.

Fanapttm.  We have developed Fanapttm, and will continue to develop it outside the U.S. and Canada, to treat schizophrenia. On May 6, 2009, the FDA granted U.S. marketing approval of Fanapttm for the acute treatment of schizophrenia in adults. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis relating to Fanapttm. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapttm. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. Except for two post-approval studies started by us prior to the execution date of the amended and restated sublicense agreement, both of which were substantially completed by December 31, 2009, Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. We will also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, we will no longer be required to make any future milestone payments with respect to sales of Fanapttm or any future royalty payments with respect to sales of Fanapttm in the U.S. and Canada. We retain exclusive rights to Fanapttm outside the U.S. and Canada and we will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada. Novartis launched Fanapttm in the U.S. on January 11, 2010.

For the year ended December 31, 2009 we incurred approximately $9.5 million in research and development costs directly attributable to our development of Fanapttm. As a result of the FDA’s approval of the NDA for Fanapttm, we met an additional milestone under the original sublicense agreement which required us to make a license payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapttm.

Tasimelteon.  Tasimelteon is our product under development to treat sleep and mood disorders. Tasimelteon is a melatonin receptor agonist that works by adjusting the human “body clock” or circadian rhythm. Tasimelteon has successfully completed a Phase III trial for the treatment of transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. On January 19, 2010, the FDA granted orphan designation status for tasimelteon in the CRSD, Non-24-Hour Sleep/Wake Disorder in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including study design assistance, waiver of FDA user fees, tax credits, and up to seven years of market exclusivity upon marketing approval. We will continue to explore the path to an NDA for tasimelteon. Tasimelteon is also ready for Phase II trials for the treatment of depression.

For the year ended December 31, 2009, we incurred approximately $2.5 million in direct research and development costs directly attributable to our development of tasimelteon.

Revenues.  Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an up-front payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Revenue from the $200.0 million upfront payment will be recognized ratably on a straight-line basis from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapttm (May 15, 2017). Approximately $2.6 million of the $200.0 million upfront payment was recognized as revenue for the year ended December 31, 2009. Revenue related to product sales is recognized upon delivery to Novartis. For the year ended December 31, 2009, we recognized approximately $2.0 million in product revenue related to the sale of inventory to Novartis. We will recognize revenue from Fanapttm royalties and commercial and development milestones from Novartis when realizable and earned.

Research and development expenses.  Our research and development expenses consist primarily of fees for services provided by third parties in connection with our clinical trials, costs of contract manufacturing services, milestone license fees, costs of materials used in clinical trials and research and development, cost for regulatory consultants and filings, depreciation of capital resources used to develop our compounds, related facilities costs, and salaries, other employee-related costs and stock-based compensation for the research and development personnel. We expense research and development costs as they are incurred for compounds in the development stage, including certain payments under our license agreements. Prior to FDA approval, all Fanapttm manufacturing-related and milestone costs were included in research and development expenses. Post FDA approval of Fanapttm, manufacturing and milestone costs related to this product are being capitalized. Costs related to the acquisition of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with the FASB guidance on accounting for contingencies which states that milestone payments be accrued when it is deemed probable that the milestone event will be achieved. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our products and product candidates and pharmacogenetics and pharmacogenomics expertise. For the year ended December 31, 2009, we incurred research and development expenses in the aggregate of approximately $13.9 million, including stock-based compensation expenses of approximately $2.0 million. We expect our research and development expenses to increase as we continue to develop our products and product candidates. We also expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products and product candidates and to evaluate potential in-license product candidates.

The following table summarizes our product development initiatives for the years ended December 31, 2009 to December 31, 2007. Included in the following table are the research and development expenses recognized in connection with the clinical development of Fanapttm and tasimelteon. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Direct project costs(1)
Fanapttm	$9,532,000	$8,485,000	$20,668,000
Tasimelteon	2,548,000	11,344,000	18,947,000
Other product candidates	120,000	2,180,000	5,499,000

Total direct product costs	12,200,000	22,009,000	45,114,000

Indirect project costs(1)
Facility	620,000	683,000	495,000
Depreciation	234,000	330,000	423,000
Other indirect overhead costs	820,000	913,000	1,203,000

Total indirect expenses	1,674,000	1,926,000	2,121,000

Total research and development expenses	$13,874,000	$23,935,000	$47,235,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses.  General and administrative expenses consist primarily of salaries, other employee-related costs and stock-based compensation for personnel, serving executive, business development, marketing, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapttm. For the year ended December 31, 2009, we incurred general and administrative expenses in the aggregate of approximately $23.7 million, including stock-based compensation expenses of approximately $8.7 million.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2009 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

Inventory.  We value our inventories at the lower of cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off to cost of sales. Prior to FDA approval, all Fanapttm manufacturing-related costs were included in research and development expenses. Subsequent to FDA approval of Fanapttm, manufacturing costs related to this product are capitalized. Pursuant to the amended and restated sublicense agreement with Novartis, we have sold the majority of our finished product to Novartis and plan to sell the remainder in early 2010.

Intangible asset, net.  Costs incurred for products or product candidates not yet approved by the FDA and for which no alternative future use exists are recorded as expense. In the event a product or product candidate has been approved by the FDA or an alternative future use exists for a product or product candidate, patent and license costs are capitalized and amortized over the expected patent life of the related product or product candidate. Milestone payments to our partners are recognized when it is deemed probable that the milestone event will occur.

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

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairments of our intangible assets for the year ended December 31, 2009.

Accrued expenses.  As part of the process of preparing financial statements, we are required to estimate accrued expenses. The estimation of accrued expenses involves identifying services that have been performed on our behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, fees for marketing and other commercialization activities, and severance-related costs due to our workforce reduction that took place in December of 2008. Pursuant to our assessment of the services that have been performed on clinical trials and other contracts, we recognize these expenses as the services are provided. Our assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.

Revenue Recognition.  Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an up-front payment, product revenue and future milestone and royalty revenues. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Pursuant to the amended and restated sublicense agreement, Novartis has the right to commercialize and develop Fanapttm in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million in December of 2009. Pursuant to the amended and restated sublicense agreement, we and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. We expect to have an active role on the JSC and concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, we deem the performance period of the JSC to be the life of the U.S. patent of Fanapttm, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapttm (May 15, 2017). We will recognize revenue related to Fanapttm royalties and commercial and development milestones as they are realizable and earned, and product revenue upon delivery of our products to Novartis.

Stock-based compensation.  We adopted the FASB guidance on share based payments January 1, 2006 using the modified prospective transition method of implementation and adopted the accelerated attribution method.

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

Total stock-based compensation expense, related to all of our stock-based awards for the years ended December 31, 2009, 2008 and 2007, was comprised of the following:

	Year Ended December 31,
	2009	2008	2007

Research and development	$2,028,000	$1,748,000	$4,259,000
General and administrative	8,738,000	11,667,000	15,228,000

Total stock-based compensation expense	$10,766,000	$13,415,000	$19,487,000

Stock-based compensation expense per basic and diluted share of common stock	$0.40	$0.50	$0.74

Since we had a net operating loss carryforward as of December 31, 2009, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2009 or 2008 which would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities.

Recent Accounting Pronouncements

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We will adopt this guidance beginning January 1, 2011 and we do not expect this accounting guidance to materially impact our financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

Results of operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of clinical trials and related possible regulatory approvals. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis relating to Fanapttm. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million. of which we recognized $2.6 million as revenue in 2009. The remaining amounts will be recognized ratably over the U.S. patent life of Fanapttm which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent. In addition, we recognized $2.0 million of product revenue in 2009 for product sold to Novartis. We will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. We will also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada.

Year ended December 31, 2009 compared to year ended December 31, 2008

Research and development expenses.  Research and development expenses decreased by approximately $10.1 million, or 42.0%, to approximately $13.9 million for the year ended December 31, 2009 compared to approximately $23.9 million for the year ended December 31, 2008.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
Research and Development Expenses	2009	2008

Direct project costs:
Clinical trials	$42,000	$7,441,000
Contract research and development, consulting, materials and other direct costs	7,735,000	8,731,000
Salaries, benefits and related costs	2,395,000	4,089,000
Stock-based compensation	2,028,000	1,748,000

Total direct costs	12,200,000	22,009,000
Indirect project costs	1,674,000	1,926,000

Total	$13,874,000	$23,935,000

Direct costs decreased by approximately $9.8 million primarily as a result of lower clinical trial and manufacturing expenses and lower salary and benefit expenses due to a reduced workforce. Clinical trials expense decreased by approximately $7.4 million primarily due to the Phase III clinical trial for tasimelteon in chronic primary insomnia being completed in 2008. Contract research and development, consulting, materials and other direct costs decreased by approximately $1.0 million primarily as a result of lower manufacturing costs for tasimelteon, and Fanapttm manufacturing expenses being capitalized post FDA approval.

General and administrative expenses.  General and administrative expenses decreased by approximately $5.2 million, or 17.9%, to approximately $23.7 million for the year ended December 31, 2009 from approximately $28.9 million for the year ended December 31, 2008.

The following table analyzes the components of our general and administrative expenses for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
General and Administrative Expenses	2009	2008

Salaries, benefits and related costs	$2,686,000	$4,946,000
Stock-based compensation	8,738,000	11,667,000
Marketing, legal, accounting and other professional services	9,951,000	9,450,000
Other expenses	2,349,000	2,847,000

Total	$23,724,000	$28,910,000

Salaries, benefits and related costs decreased by approximately $2.3 million for the year ended December 31, 2009 as a result of a workforce reduction that took place in December 2008. Stock-based compensation expense decreased by approximately $2.9 million as a result of the full vesting of non-qualified options issued at a higher fair market value. Marketing, legal, accounting and other professional services increased by $501,000 for the year ended December 31, 2009 as a result of higher legal, consulting and financial advisor fees related to the Novartis agreement, netted with lower marketing expenses relating to Fanapttm.

Other income, net.  Net other income for the year ended December 31, 2009 was approximately $0.1 million compared to approximately $1.8 million for the year ended December 31, 2008. Interest income decreased by approximately $1.7 million due to lower average cash and marketable securities balances for the year combined with a lower rate of return on investments.

The following table analyzes the components of our other income, net amounts:

	Year Ended
	December 31,
	2009	2008

Interest income	$89,000	$1,781,000

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

Direct costs decreased by approximately $23.1 million primarily as a result of the absence of any milestone license payments in 2008, lower expenses related to the NDA for Fanapttm and lower clinical trial and manufacturing expenses and by decreases in stock-based compensation expense. Clinical trials expense decreased by approximately $7.2 million primarily due to the costs incurred in 2007 in our Phase III trial of Fanapttm in schizophrenia and in our tasimelteon clinical pharmacology trials that were completed in 2007. The clinical trial costs incurred in 2008 related primarily to our Phase III trial of tasimelteon in primary insomnia that we initiated during the third quarter of 2007. Contract research and development, consulting, materials and other direct costs decreased by approximately $7.5 million primarily as a result of decreased development costs incurred in connection with the lower manufacturing costs for the Fanapttm and tasimelteon programs offset by the increase in consulting fees incurred with the engagement of the regulatory consultant to assist us in our efforts to obtain FDA approval of the Fanapttm NDA. Prior to FDA approval of our products, manufacturing related costs were included in research and development expense. There were no milestone license fees incurred in 2008. Stock-based compensation expense decreased by approximately $2.5 million as a result of the lower fair value of options granted during 2008 compared to options granted in prior periods and the reversal of cumulative amortization of deferred stock-based compensation related to the cancellation of unvested options in connection with the workforce reduction in December 2008.

General and administrative expenses.  General and administrative expenses decreased by approximately $3.9 million, or 12%, to approximately $28.9 million for the year ended December 31, 2008 from approximately $32.8 million for the year ended December 31, 2007.

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

Salaries, benefits and related costs increased by approximately $1.7 million for the year ended December 31, 2008 due to a severance accrual of $1.0 million related to the workforce reduction in

December 2008. Stock-based compensation expense decreased by approximately $3.6 million as a result of the reversal of cumulative amortization of deferred stock-based compensation related to the cancellation of unvested options in connection with the workforce reduction in December 2008 and to the lower fair value of options granted during 2008 compared to options granted in prior periods. Marketing and related consulting services decreased by approximately $2.3 million due to the decrease in our market research and other pre-commercial launch activities following receipt of the not-approvable letter from the FDA regarding the NDA for Fanapttm. Legal and other professional expenses increased by approximately $577,000 due primarily to a higher level of consulting activity in 2008 in support of business development activities. Other expenses decreased by approximately $277,000 primarily due to lower accounting fees than those incurred in 2007 to initially bring the Company in compliance with Sarbanes-Oxley.

Other income, net.  Net other income for the year ended December 31, 2008 was approximately $1.8 million compared to approximately $6.0 million for the year ended December 31, 2007. Interest income decreased by approximately $4.1 million due to lower average cash and marketable securities balances for the year and lower short-term interest rates which generated substantially lower interest income than in 2007. Other income for the year ended December 31, 2007 included approximately $71,000 in revenue recognized from a grant from the Economic Development Board in Singapore. We do not expect to receive similar grants in the future.

The following table analyzes the components of our other income, net amounts:

	Year Ended
	December 31,
	2008	2007

Interest income	$1,781,000	$5,907,000
Other income	—	71,000

Total, net	$1,781,000	$5,978,000

Intangible Asset, Net

The intangible asset consisted of the following:

		December 31, 2009
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount

Fanapttm	8 years	$12,000,000	$983,000	$11,017,000

		$12,000,000	$983,000	$11,017,000

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

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was approximately $983,000 for the year ended December 31, 2009. We capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapttm.

The following table summarizes our intangible asset amortization schedule as of December 31, 2009:

	Amortization Expense by Period
							After
	Total	2010	2011	2012	2013	2014	2014

Intangible asset	$11,017,000	$1,495,000	$1,495,000	$1,495,000	$1,495,000	$1,495,000	$3,542,000

Inventory

Inventory consisted of the following:

December 31,
2009

Raw materials	$1,095,000
Work-in-process	—
Finished goods	1,304,000

Total inventory, net	$2,399,000

Pursuant to the amended and restated sublicense agreement with Novartis, Novartis is obligated to purchase all Fanapttm inventory, subject to such inventory meeting certain requirements. We sold the majority of our finished product to Novartis in 2009 and plan to sell the remainder in early 2010.

Revenue Recognition

Revenue consisted of the following:

	Year Ended December 31, 2009
	Revenue
	Recognized	Revenue Deferred	Total

Revenue:
Revenue for licensing agreement	$2,569,000	$197,431,000	$200,000,000
Product revenue	1,979,000	—	1,979,000

Total	$4,548,000	$197,431,000	$201,979,000

We entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapttm in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million in December of 2009. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapttm (May 15, 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent. For the year ended December 31, 2009, we recognized approximately $2.6 million of revenue under the amended and restated sublicense agreement, deferring approximately $197.4 million. We recognize product revenue upon delivery of our products to Novartis.

Liquidity and capital resources

As of December 31, 2009, our total cash and cash equivalents and marketable securities were approximately $205.3 million compared to approximately $46.5 million at December 31, 2008. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. As of December 31, 2009, we also held a non-current deposit of $430,000 that is used to collateralize a letter of credit issued for our current office lease in Rockville, Maryland which expires in 2016.

As of December 31, 2009 and 2008 our liquidity resources are summarized as follows:

	As of December 31,
	2009	2008

Balance sheet data
Cash and cash equivalents	$205,295,000	$39,079,000
U.S. Treasury and government agencies	—	2,000,000
U.S. corporate debt	—	5,252,000
U.S. asset-backed securities	—	127,000

Marketable securities, short-term	—	7,379,000

Total	$205,295,000	$46,458,000

As of December 31, 2009, we maintained all of our cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

In September 2006, the FASB issued guidance on fair value measurements which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB agreed to delay the effective date of this guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We have adopted the provisions of the guidance as of January 1, 2008 and January 1, 2009, for financial assets and liabilities and non financial assets and liabilities, respectively. Although the adoption of this guidance did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

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

As December 31, 2009, we did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis.

As of December 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$7,379,000	$2,000,000	$5,379,000	$—

Total	$7,379,000	$2,000,000	$5,379,000	$—

Our activities will necessitate significant uses of working capital throughout 2010 and beyond. However, for the immediate future, we expect to continue to operate on a reduced spending plan. We are currently concentrating our efforts on supporting Novartis’ commercial launch of Fanapttm in the U.S. In addition, we intend to engage in discussions with several foreign regulatory agencies to review their filing requirements with respect to Fanapttm. We also plan to continue the clinical, regulatory and commercial evaluation of tasimelteon, including exploring the path to a NDA for tasimelteon.

Cash flow

The following table summarizes our cash flows for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007

Net cash provided by (used in) Operating activities	$169,336,000	$(45,955,000)	$(51,641,000)
Investing activities	(4,739,000)	43,088,000	(48,760,000)
Financing activities	1,619,000	—	111,403,000
Effect of foreign currency translation	—	17,000	(1,000)

Net change in cash and cash equivalents	$166,216,000	$(2,850,000)	$11,001,000

Year ended December 31, 2009 compared to year ended December 31, 2008

Net cash provided by operations was approximately $169.3 million for the year ended December 31, 2009 and $46.0 million was used in operations for the year ended December 31, 2008. The net loss for the year ended December 31, 2009 of approximately $35.9 million was offset primarily by non-cash charges for depreciation and amortization of approximately $1.6 million, stock-based compensation of approximately $11.2 million, increases in prepaid expenses of $0.8 million, increases in accounts receivable of $3.2 million, increases in accrued expenses and accounts payable of approximately $1.3 million, increases in inventory of $2.4 million and increases in deferred revenue of $197.4 million and $0.1 million of changes in other working capital. Net cash used by investing activities for the year ended December 31, 2009 was approximately $4.7 million and consisted of the acquisition of an intangible asset of $12.0 million and net maturities and sales of marketable securities of approximately $7.3 million. Net cash provided from financing activities resulted from the exercise of employees stock options for the year ended December 31, 2009 was $1.6 million.

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

Contractual obligations and commitments

Operating leases.  Our commitments under operating leases shown below consist of payments relating to our real estate leases for our current headquarters located in Rockville, Maryland, which expires in 2016.

The following table summarizes our long-term contractual cash obligations as of December 31, 2009:

	Cash Payments Due by Period
							After
	Total	2010	2011	2012	2013	2014	2014

Operating leases	$4,988,000	$706,000	$727,000	$749,000	$771,000	$795,000	$1,240,000

Severance payments.  On December 16, 2008, we committed to a plan of termination that resulted in a work force reduction of 17 employees, including two officers, in order to reduce operating costs. We commenced notification of employees affected by the workforce reduction on December 17, 2008.

The following table summarizes the activity in the year ended December 31, 2009 for the liability for the cash portion of severance costs related to the workforce reduction:

	Cash Payments Due by Period
	Beginning Balance	Charge	Cash Paid	Ending Balance

Workforce Reduction:
Research Development	$571,000	$—	$571,000	$—
General & Administrative	1,041,000	—	1,041,000	—

Total	$1,612,000	$—	$1,612,000	$—

Consulting fees.  We had engaged a regulatory consultant to us assist in our efforts to obtain FDA approval of the Fanapttm NDA. We had committed to initial consulting expenses in the aggregate amount of $2.0 million pursuant to this engagement, which was expensed in 2008. In addition, we retained the services of the consultant on a monthly basis at a retainer fee of $0.25 million per month effective as of January 1, 2009. We became obligated to pay the consultant a success fee of $6.0 million as a result of the approval by the FDA of the NDA for Fanapttm. This fee, which was fully expensed in May 2009 and offset by the aggregate amount of all monthly retainer fees previously paid to the consultant, was paid in monthly $1.0 million increments, with the last payment occurring in October 2009. In addition to these fees, we reimbursed the consultant for its ordinary and necessary business expenses incurred in connection with its engagement.

We also engaged financial advisors and consultants to advise us in connection with our business development activities. Pursuant to our agreements with these advisors and consultants, we became obligated to pay aggregate fees of approximately $3.5 million following the effective date of the amended and restated sublicense agreement with Novartis. Of the $3.5 million, $2.0 million was paid by December 31, 2009 and the remaining balance was paid in early 2010.

Other contracts.  We have entered into agreements with clinical supply manufacturing organizations and other outside contractors who will be responsible for additional services supporting our ongoing clinical development processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

Pursuant to the amended and restated sublicense agreement with Novartis, except for two post-approval studies started by us prior to the execution date of the amended and restated sublicense agreement, both of which were substantially completed by December 31, 2009, Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. The cash obligation with respect to the study which we expect to complete in the second quarter of 2010 is approximately $462,000.

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

As a result of the acceptance by FDA of the NDA for Fanapttm in October 2007, we met a milestone under our original sublicense agreement with Novartis and subsequently paid a $5.0 million milestone fee. As a result of the FDA’s approval of the NDA for Fanapttm, we met an additional milestone under the original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapttm, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of December 31, 2009, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors.

Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. Except for two post-approval studies started by us prior to the execution date of the amended and restated sublicense agreement, both of which were substantially completed by December 31, 2009, Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. We will also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, we will no longer be required to make any future milestone payments with respect to sales of Fanapttm or any royalty payments with respect to sales of Fanapttm in the U.S. and Canada. We retain exclusive rights to Fanapttm outside the U.S. and Canada and we will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

The consolidated financial statements and related financial statement schedules required to be filed are indexed on page 61 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the our management, including the Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2009, the end of the period covered by this annual report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 62 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II of this annual report on Form 10-K, information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009, under the caption “Security Ownership by Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The consolidated financial statements filed as part of this annual report on Form 10-K are listed and indexed at page 61. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on March 15, 2010.

VANDA PHARMACEUTICALS INC.

By:	/s/ MIHAEL H. POLYMEROPOULOS, M.D.
Mihael H. Polymeropoulos, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MIHAEL H. POLYMEROPOULOS, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	March 15, 2010

/s/ STEPHANIE R. IRISH Stephanie R. Irish	Acting Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 15, 2010

/s/ ARGERIS N. KARABELAS, Ph.D. Argeris N. Karabelas, Ph.D.	Chairman of the Board and Director	March 15, 2010

/s/ RICHARD W. DUGAN Richard W. Dugan	Director	March 15, 2010

/s/ BRIAN K. HALAK, Ph.D. Brian K. Halak, Ph.D.	Director	March 15, 2010

/s/ HOWARD PIEN Howard Pien	Director	March 15, 2010

/s/ H. THOMAS WATKINS H. Thomas Watkins	Director	March 15, 2010

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Vanda Pharmaceuticals Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Vanda Pharmaceuticals Inc. and Subsidiary (collectively, the Company) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Baltimore, Maryland
March 15, 2010

Vanda Pharmaceuticals Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008

Assets
Current assets
Cash and cash equivalents	$205,295,488	$39,079,304
Marketable securities	—	7,378,798
Accounts receivable	3,163,898	—
Inventory	2,398,517	—
Prepaid expenses, deposits and other current assets	2,092,581	1,287,400

Total current assets	212,950,484	47,745,502
Property and equipment, net	1,316,302	1,758,111
Intangible asset, net	11,017,065	—
Restricted cash	430,230	430,230

Total assets	$225,714,081	$49,933,843

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,423,877	$512,382
Accrued liabilities	2,321,301	2,898,417
Deferred revenues, current portion	26,788,991	—

Total current liabilities	31,534,169	3,410,799
Deferred rent	506,852	502,770
Deferred revenues, noncurrent portion	170,642,202	—

Total liabilities	202,683,223	3,913,569

Commitments
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,568,595 and 26,653,478 shares issued and outstanding at December 31, 2009 and 2008, respectively	27,569	26,653
Additional paid-in capital	283,836,642	270,988,157
Accumulated other comprehensive loss	—	(20,029)
Accumulated deficit	(260,833,353)	(224,974,507)

Total stockholders’ equity	23,030,858	46,020,274

Total liabilities and stockholders’ equity	$225,714,081	$49,933,843

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007

Revenue:
Licensing agreement	$2,568,807	$—	$—
Product sales	1,978,937	—	—

Total revenue	4,547,744	—	—

Operating expenses:
Cost of sales — licensing agreement	982,935	—	—
Cost of sales — product	1,914,690	—	—
Research and development	13,873,961	23,935,541	47,234,867
General and administrative	23,724,101	28,909,580	32,803,508

Total operating expenses	40,495,687	52,845,121	80,038,375

Loss from operations	(35,947,943)	(52,845,121)	(80,038,375)
Other income:
Interest income	89,097	1,780,880	5,907,219
Other income	—	—	71,345

Total other income	89,097	1,780,880	5,978,564

Loss before tax provision	(35,858,846)	(51,064,241)	(74,059,811)
Tax provision	—	—	9,879

Net loss attributable to common stockholders	$(35,858,846)	$(51,064,241)	$(74,069,690)

Basic and diluted net loss per share attributable to common stockholders	$(1.33)	$(1.92)	$(2.81)

Shares used in calculation of basic and diluted net loss per share attributable to common stockholders	27,015,271	26,650,126	26,360,177

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Statements of Changes in Stockholders’ Equity

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive
	Shares	Par Value	Capital	Income (Loss)	Deficit	Loss	Total

Balances at December 31, 2006	22,128,534	$22,129	$126,578,588	$(3,269)	$(99,840,576)		$26,756,872
Issuance of common stock from exercised stock options	154,194	154	148,486	—	—	—	148,640
Follow-on offering of common stock, net of issuance costs	4,370,000	4,370	111,250,480	—	—	—	111,254,850
Employee and non-employee stock-based compensation	—	—	19,622,814	—	—	—	19,622,814
Comprehensive loss:
Net loss	—	—	—	—	(74,069,690)	(74,069,690)
Cumulative translation adjustment	—	—	—	(12,940)	—	(12,940)
Net unrealized gain on marketable securities	—	—	—	28,385	—	28,385

Comprehensive loss						$(74,054,245)	(74,054,245)

Balances at December 31, 2007	26,652,728	26,653	257,600,368	12,176	(173,910,266)		83,728,931
Issuance of common stock from restricted stock units	750	—	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	13,387,789	—	—	—	13,387,789
Comprehensive loss:
Net loss	—	—	—	—	(51,064,241)	(51,064,241)
Cumulative translation adjustment	—	—	—	16,220	—	16,220
Net unrealized loss on marketable securities	—	—	—	(48,425)	—	(48,425)

Comprehensive loss						$(51,096,446)	(51,096,446)

Balances at December 31, 2008	26,653,478	26,653	270,988,157	(20,029)	(224,974,507)		46,020,274
Issuance of common stock from exercised stock options and restricted stock units	915,117	916	1,618,258	—	—	—	1,619,174
Employee and non-employee stock-based compensation	—	—	11,230,227	—	—	—	11,230,227
Comprehensive loss:
Net loss	—	—	—	—	(35,858,846)	(35,858,846)
Net unrealized gain on marketable securities	—	—	—	20,029	—	20,029

Comprehensive loss						$(35,838,817)	(35,838,817)

Balances at December 31, 2009	27,568,595	$27,569	$283,836,642	$—	$(260,833,353)		$23,030,858

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities
Net loss	$(35,858,846)	$(51,064,241)	$(74,069,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	441,809	530,805	571,586
Employee and non-employee stock-based compensation	11,230,227	13,387,789	19,622,814
(Loss) gain on disposal of assets	—	(174)	28,713
Amortization of discounts and premiums on marketable securities	138,095	(235,162)	(1,571,905)
Amortization of intangible asset	982,935	—	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(805,181)	495,200	168,987
Accounts receivable	(3,163,898)	—	—
Deposits	—	150,000	—
Inventory	(2,398,517)	—	—
Accounts payable	1,911,495	(2,475,697)	204,029
Accrued expenses	(577,116)	(6,892,577)	3,465,028
Other liabilities	4,082	148,728	86,644
Deferred revenue	197,431,193	—	(147,464)

Net cash provided by (used in) operating activities	169,336,278	(45,955,329)	(51,641,258)

Cash flows from investing activities
Acquisition of intangible asset	(12,000,000)	—	—
Purchases of property and equipment	—	(943,659)	(279,433)
Proceeds from sale of property and equipment	—	—	200,179
Purchases of marketable securities	(11,365,815)	(14,786,080)	(138,953,879)
Proceeds from sale of marketable securities	126,547	11,258,094	3,577,859
Maturities of marketable securities	18,500,000	47,560,000	86,695,000

Net cash provided by (used in) investing activities	(4,739,268)	43,088,355	(48,760,274)

Cash flows from financing activities
Proceeds from exercise of stock options	1,619,174	—	148,640
Proceeds from issuance of common stock, net of issuance costs	—	—	111,254,850

Net cash provided by financing activities	1,619,174	—	111,403,490

Effect of foreign currency	—	16,745	(1,320)

Net change in cash and cash equivalents	166,216,184	(2,850,229)	11,000,638
Cash and cash equivalents
Beginning of period	39,079,304	41,929,533	30,928,895

End of period	$205,295,488	$39,079,304	$41,929,533

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

1.	Business organization and presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of clinical-stage products for various central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, Fanapttm, which Novartis Pharma AG (Novartis) began marketing in the U.S. in the first quarter of 2010, is a compound for the treatment of schizophrenia. On May 6, 2009, the United States Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapttm for the acute treatment of schizophrenia in adults. On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis. Vanda had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which Vanda obtained certain worldwide exclusive licenses from Novartis relating to Fanapttm. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. Except for two post-approval studies started by Vanda prior to the execution date of the amended and restated sublicense agreement, both of which were substantially completed by December 31, 2009, Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million at the end of 2009 and will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. Vanda will also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, Vanda will no longer be required to make any future milestone payments with respect to sales of Fanapttm or any future royalty payments with respect to sales of Fanapttm in the U.S. and Canada. Vanda retains exclusive rights to Fanapttm outside the U.S. and Canada and Vanda will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada.

Tasimelteon is a compound for the treatment of sleep and mood disorders including Circadian Rhythm Sleep Disorders (CRSD). The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. In November 2006, Vanda announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008, the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. On January 19, 2010, the FDA granted orphan designation status for tasimelteon in Non-24 Hour Sleep/Wake Disorder in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including study design assistance, waiver of FDA user fees, tax credits, and up to seven years of market exclusivity upon marketing approval. Tasimelteon is also ready for Phase II trials for the treatment of depression.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Development-Stage Company

The Company was a development-stage company as defined by the FASB guidelines for Accounting and Reporting by Development Stage Enterprises. During 2009, the Company entered into the amended and restated sublicense agreement with Novartis, recognized more than $4 million in revenue and considers that its planned principal operations have started.

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

Inventory

The Company values inventories at the lower of cost or net realizable value. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off to cost of sales. Prior to FDA approval, all Fanapttm manufacturing-related costs were included in research and development expenses. Subsequent to FDA approval of Fanapttm, manufacturing costs related to this product are capitalized. Pursuant to the amended and restated sublicense agreement with Novartis, the Company has sold the majority of our finished product to Novartis and plans to sell the remainder in early 2010.

Accounts Receivable

The Company’s accounts receivable balance is derived from amounts due from the amended and restated sublicense agreement with Novartis. The Company has not established an allowance for doubtful accounts as the Company believes the receivables are fully collectible.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Intangible asset, net

Costs incurred for products or product candidates not yet approved by the FDA and for which no alternative future use exists are recorded as expense. In the event a product or product candidate has been approved by the FDA or an alternative future use exists for a product or product candidate, license costs are capitalized and amortized over the expected patent life of the related product or product candidate. Milestone payments to the Company’s partners are recognized when it is deemed probable that the milestone event will occur.

As a result of the FDA’s approval of the NDA for Fanapttm, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapttm, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. Amortization of the intangible asset is recorded as a component of cost of goods sold.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the year ended December 31, 2009.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At December 31, 2009, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Revenue Recognition

The Company’s revenues are derived primarily from the amended and restated sublicense agreement with Novartis and include an up-front payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Pursuant to the amended and restated sublicense agreement, Novartis has the right to commercialize and develop Fanapttm in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million in December of 2009. Pursuant to the amended and restated sublicense agreement, the Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company expects to have an active role on the JSC and concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company deems the performance period of the JSC to be the life of the U.S. patent of Fanapttm, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapttm (May 15, 2017). Revenue related to product sales is recognized upon delivery to Novartis. The Company will recognize revenue from Fanapttm royalties and commercial and development milestones from Novartis when realizable and earned.

Foreign currency translation

The functional currency of the Company’s wholly-owned foreign subsidiary located in Singapore is the local currency. Assets and liabilities of the Company’s foreign subsidiary are translated to U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are included in the determination of operating results. The wholly-owned Singapore subsidiary ceased operations during 2007.

Comprehensive income (loss)

FASB guidance on reporting comprehensive income requires a full set of general-purpose financial statements to include the reporting of “comprehensive income.” Comprehensive loss is composed of two components, net loss and other comprehensive income/(loss). For the year ended December 31, 2009, other comprehensive income/(loss) consists of unrealized gains/(losses) on marketable securities. For the years ended December 31, 2008 and 2007, other comprehensive income/(loss) consists of cumulative translation adjustments due to the Company’s foreign subsidiary and unrealized gains/(losses) on marketable securities.

Accrued expenses

Management is required to estimate accrued expenses as part of the process of preparing financial statements. The estimation of accrued expenses involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, fees for marketing and other

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

commercialization activities, and severance related costs due to the Company’s workforce reduction which occurred in the fourth quarter of 2008. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes these expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. In the event that the Company does not identify certain costs that have begun to be incurred or the Company under- or over-estimates the level of services performed or the costs of such services, the Company’s reported expenses for such period would be too low or too high.

Research and development expenses

The Company’s research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone license fees, costs of materials used in clinical trials and research and development, cost for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee related costs and stock-based compensation for the research and development personnel. The Company expenses research and development costs as they are incurred for compounds in the development stage, including certain payments made under the license agreements. Prior to FDA approval, all Fanapttm manufacturing-related and milestone costs were included in research and development expenses. Post FDA approval of Fanapttm, manufacturing and milestone costs related to this product are being capitalized. Costs related to the acquisitions of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with the FASB guidance on accounting for contingencies which states that milestones payments be accrued when it is deemed probable that the milestone event will be achieved.

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

Accounting for stock-based compensation

The Company accounts for its stock-based compensation expenses in accordance with the FASB guidance on share-based payments which was adopted on January 1, 2006. Accordingly, compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.

For stock awards granted subsequent to 2006, the fair value of these awards are amortized using the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

granted during 2008, 2007 and 2006, were estimated to be approximately 2% and was increased to 4% in 2009 based on the Company’s historical experience.

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $7.54, $3.05 and $18.99 per share, respectively. As of December 31, 2009, approximately $10.2 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.49 years.

Assumptions used in the Black-Scholes-Merton model for employee and director options granted during the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007

Expected dividend yield	0%	0%	0%
Weighted average expected volatility	68%	68%	68%
Weighted average expected term (years)	6.03	6.18	6.25
Weighted average risk-free rate	2.81%	3.27%	4.10%

Total stock-based compensation expense, related to all of the Company’s stock-based awards for the years ended December 31, 2009, 2008 and 2007, was comprised of the following:

	Year Ended December 31,
	2009	2008	2007

Research and development	$2,028,337	$1,747,863	$4,259,315
General and administrative	8,737,913	11,667,598	15,227,529

Total Stock-based compensation expense	$10,766,250	$13,415,461	$19,486,844

Stock-based compensation expense per basic and diluted share of common stock	$0.40	$0.50	$0.74

Since the Company had a net operating loss carryforward as of December 31, 2009, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2009 or 2008 which would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Segment information

Management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

Recent accounting pronouncements

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company will adopt this guidance beginning January 1, 2010 and does not expect this accounting guidance to materially impact its financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

Certain risks and uncertainties

The Company’s products and product candidates under development require approval from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance the products will receive the necessary clearance. If the Company is denied clearance or clearance is delayed, it may have a material adverse impact on the Company.

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

The Company depends on single source suppliers for critical raw materials for manufacturing, as well as other components required for the administration of its products and product candidates. The loss of these suppliers could delay the clinical trials or prevent or delay commercialization of the products and product candidates.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

3.	Earnings per share

Net loss attributable to common stockholders per share is calculated in accordance with the FASB guidance on earnings per share. Basic earnings per share (EPS) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding, reduced by the weighted average unvested common shares subject to repurchase.

Diluted EPS is computed by dividing the net loss attributable to common stockholders by the weighted average number of other potential common stock outstanding for the period. Other potential common stock include stock options, warrants and restricted stock units but only to the extent that their inclusion is dilutive.

The Company incurred a net loss in all periods presented, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in dilutive loss per share attributable to common stockholders and basic loss per share attributable to common stockholders being equivalent. The Company did not have any common shares issued for nominal consideration as defined under the FASB guidance, which would be included in EPS calculations.

	Year Ended December 31,
	2009	2008	2007

Numerator:
Net loss attributable to common stockholders	$(35,858,846)	$(51,064,241)	$(74,069,690)

Denominator:
Weighted average common shares outstanding	27,015,271	26,652,867	26,370,485
Weighted average unvested common shares subject to repurchase	—	(2,741)	(10,308)

Denominator for basic and diluted net loss per share	27,015,271	26,650,126	26,360,177

Basic and diluted net loss per share attributable to common stockholders	$(1.33)	$(1.92)	$(2.81)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	4,516,739	4,408,629	2,938,160

4.	Marketable securities

As of December 31, 2009, the Company does not hold any available-for-sale marketable securities. The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term:
U.S. Treasury and government agencies	$1,992,452	$7,408	$—	$1,999,860
U.S. corporate debt	5,279,828	2,336	(29,818)	5,252,346
U.S. asset-based securities	126,547	45	—	126,592

	$7,398,827	$9,789	$(29,818)	$7,378,798

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

5.	Inventory

Inventory, net consisted of the following:

December 31,
2009

Raw materials	$1,094,388
Work-in-process	—
Finished goods	1,304,129

Total inventory, net	$2,398,517

6.	Prepaid expenses, deposits and other current assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets:

	December 31,
	2009	2008

Current deposits with vendors	$150,000	$210,000
Prepaid insurance	283,839	282,391
Other prepaid expenses and vendor advances	1,657,521	326,201
Accrued interest income	1,221	53,378
Other receivables	—	415,430

Total prepaid expenses, deposits and other current assets	$2,092,581	$1,287,400

7.	Property and equipment

Property and equipment — at cost:

	Estimated
	Useful Life	December 31,
	(Years)	2009	2008

Laboratory equipment	5	$1,348,098	$1,348,098
Computer equipment	3	763,894	776,921
Furniture and fixtures	7	705,784	705,784
Leasehold improvements	10	844,158	844,158

		3,661,934	3,674,961
Less — accumulated depreciation and amortization		(2,345,632)	(1,916,850)

		$1,316,302	$1,758,111

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $441,809, $530,805 and $571,586.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

8.	Intangible Asset, Net

The intangible asset consists of the following:

		December 31, 2009
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount

Fanapttm	8 years	$12,000,000	$982,935	$11,017,065

		$12,000,000	$982,935	$11,017,065

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

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was approximately $983,000 for the year ended December 31, 2009. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapttm.

The following table summarizes our intangible asset amortization schedule as of December 31, 2009:

	Amortization Expense by Period
							After
	Total	2010	2011	2012	2013	2014	2014

Intangible asset	$11,017,065	$1,494,881	$1,494,881	$1,494,881	$1,494,881	$1,494,881	$3,542,660

9.	Accrued liabilities

Accrued liabilities consist of the following:

	December 31,
	2009	2008

Accrued research and development expenses	$1,033,339	$925,124
Accrued consulting and other professional fees	1,076,111	233,829
Employee benefits	106,126	126,816
Other accrued expenses	105,725	—
Accrued severance	—	1,612,648

Total accrued liabilities	$2,321,301	$2,898,417

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

10.	Revenue Recognition

The Company’s revenue consisted of the following:

	Year Ended December 31, 2009
	Revenue	Revenue
	Recognized	Deferred	Total

Revenue:
Revenue for licensing agreement	$2,568,807	$197,431,193	$200,000,000
Product sales	1,978,937	—	1,978,937

Total	$4,547,744	$197,431,193	$201,978,937

Vanda entered into an agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapttm in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December of 2009. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapttm (May 15, 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent. For the year ended December 31, 2009, the Company recognized approximately $2.6 million of revenue related to the $200.0 million upfront payment received pursuant to the amended and restated sublicense agreement, deferring approximately $197.4 million. Vanda recognized approximately $2.0 million of product revenue for the year ended December 31, 2009 related to inventory sold to Novartis. Vanda recognizes product revenue upon delivery of our products to Novartis.

11.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $5.0 million under operating real estate leases for its headquarters located in Rockville, Maryland, which expires in 2016.

2010	$705,994
2011	726,992
2012	748,807
2013	771,440
2014	794,619
Thereafter	1,239,785

$4,987,637

Severance payments

On December 16, 2008, the Company committed to a plan of termination that resulted in a work force reduction of 17 employees, including two officers, in order to reduce operating costs. The Company commenced notification of employees affected by the workforce reduction on December 17, 2008. The

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

following table summarizes the activity in year ended December 31, 2009 for the liability for the cash portion of severance costs related to the workforce reduction:

	Year Ended December 31, 2009
	Beginning Balance	Charge	Cash Paid	Ending Balance

Workforce Reduction:
Research Development	$571,391	$—	$571,391	$—
General & Administrative	1,041,257	—	1,041,257	—

Total	$1,612,648	$—	$1,612,648	$—

Consulting fees

The Company engaged a regulatory consultant to assist in the Company’s efforts to obtain FDA approval of the Fanapttm NDA. The Company committed to initial consulting expenses in the aggregate amount of $2.0 million pursuant to this engagement, which was expensed in 2008. In addition, the Company retained the services of the consultant on a monthly basis at a retainer fee of $0.25 million per month effective as of January 1, 2009. The Company was obligated to pay the consultant a success fee of $6.0 million as a result of the approval by the FDA of its NDA for Fanapttm. This fee, which was fully expensed in May 2009 and offset by the aggregate amount of all monthly retainer fees previously paid to the consultant was paid monthly in $1.0 million increments with the last payment occurring in October 2009. In addition to these fees, the Company reimbursed the consultant for its ordinary and necessary business expenses incurred in connection with its engagement.

The Company also engaged financial advisors and consultants to advise it in connection with our business development activities. Pursuant to the Company’s agreements with these advisors and consultants, Vanda became obligated to pay aggregate fees of approximately $3.5 million following the effective date of the amended and restated sublicense agreement with Novartis at the end of 2009. Of the $3.5 million, $2.0 million was paid by December 31, 2009 and the remaining balance was paid in early 2010.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements for the years ended December 31, 2009 and 2008.

License agreements

The Company’s rights to develop and commercialize its products are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Fanapttm.  The Company acquired exclusive worldwide rights to patents and patent applications for Fanapttm, previously known as iloperidone, in 2004 through a sublicense agreement with Novartis. A

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapttm and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapttm patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapttm on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications as well as certain Novartis patents and patent applications to develop and commercialize Fanapttm through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $0.5 million and was obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. In November 2007, the Company met a milestone under this sublicense agreement relating to the acceptance of its filing of the NDA for Fanapttm for the treatment of schizophrenia and made a corresponding payment of $5.0 million to Novartis. As a result of the FDA’s approval of the NDA for Fanapttm in May 2009, the Company met an additional milestone under this sublicense agreement which required the Company to make a payment of $12.0 million to Novartis.

On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis which amended and restated the June 2004 sublicense agreement with Novartis. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. Novartis began selling Fanapttm in the U.S. during the first quarter of 2010. Except for two post-approval studies started by Vanda prior to the execution date of the amended and restated sublicense agreement, both of which were substantially completed by December 31, 2009, Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million and Vanda will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. Vanda will also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, Vanda will no longer be required to make any future milestone payments with respect to sales of Fanapttm or any future royalty payments with respect to sales of Fanapttm in the U.S. and Canada. Vanda retains exclusive rights to Fanapttm outside the U.S. and Canada and Vanda will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada.

Vanda may lose its rights to develop and commercialize Fanapttm outside the U.S. and Canada if it fails to comply with certain requirements in the amended and restated sublicense agreement regarding its financial condition, or if Vanda fails to comply with certain diligence obligations regarding its development or commercialization activities or if Vanda otherwise breaches the amended and restated sublicense agreement and fails to cure such breach. Vanda’s rights to develop and commercialize Fanapttm outside the U.S. and Canada may be impaired if it does not cure breaches by Novartis of similar obligations contained its sublicense agreement with Titan for Fanapttm. Vanda is not aware of any such breach by Novartis. In addition, if Novartis breaches the amended and restated sublicense agreement with respect to its commercialization activities in the U.S. or Canada, Vanda may terminate Novartis’ commercialization rights in the applicable country and Vanda would no longer receive royalty payments from Novartis in connection with such country in the event of such termination.

Tasimelteon.  In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

partial consideration for the license, the Company paid BMS an initial license fee of $0.5 million. The Company is also obligated to make future milestone payments to BMS of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. The Company made a milestone payment to BMS of $1.0 million under this license agreement in 2006 relating to the initiation of its first Phase III clinical trial for tasimelteon. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for tasimelteon to use commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work.

BMS holds certain rights with respect to tasimelteon in the license agreement. If the Company has not agreed to one or more partnering arrangements to develop and commercialize tasimelteon in certain significant markets with one or more third parties by a certain date, BMS has the option to exclusively develop and commercialize tasimelteon on its own on pre-determined financial terms, including milestone and royalty payments.

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

Future license payments.  No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the consolidated financial statements as of December 31, 2009, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

Pursuant to the amended and restated sublicense agreement with Novartis, except for two post-approval studies started by Vanda prior to the execution date of the amended and restated sublicense agreement, both of which were substantially completed by December 31, 2009, Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. The cash obligation with respect to the study which we expect to complete in the second quarter of 2010 is approximately $462,000.

12.	Singapore research facility

In May 2007, the Company initiated a plan to move its operations out of Singapore to consolidate its discovery research activities in its Rockville, Maryland facility. The consolidation was significantly completed by the end of 2007, and substantially all expenses of the move, including employee severance, loss on the sale of fixed assets and other related costs were recorded in the consolidated financial statements as of

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2007. Total expenses relating to the consolidation of the discovery research activities were not material to the Company’s consolidated financial statements. The Company recorded a final cumulative translation adjustment of $16,220 as of December 31, 2008.

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

13.	Income taxes

The tax provision is as follows:

	Year Ended December 31,
	2009	2008	2007

Current federal tax expense	$—	$—	$—
Current state tax expense	—	—	—
Current foreign expense	—	—	9,879
Deferred tax expense	—	—	—

Total tax expense	$—	$—	$9,879

Deferred tax assets consist of the following:

	December 31,
	2009	2008

Deferred tax asset (liability)
Net operating loss carryforwards	$60,817,648	$48,781,358
Start-up costs	21,343,210	21,234,523
Stock-based compensation	14,854,312	15,324,695
Licensing agreements	2,878,808	2,925,575
Research and development credit	5,706,893	5,455,721
Depreciation and amortization	23,037	(10,179)
Amortization of warrants	—	12,422
Accrued and deferred expenses	153,088	263,343

Net deferred tax assets	105,776,996	93,987,458
Deferred tax asset valuation allowance	(105,776,996)	(93,987,458)

	$—	$—

Based on the Company’s limited operating history and management’s expectation of future profitability, management believes that the Company’s deferred tax assets do not meet the criteria that they will be more likely than not realized. Accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The effective tax rate differs from the U.S. federal statutory tax rate of 34% due to the following:

	December 31,
	2009	2008

Federal tax at statutory rate	34.0%	34.0%
State taxes	4.4%	5.4%
Change in valuation allowance	(32.9)%	(41.1)%
Research and development credit	0.7%	1.9%
Meals, entertainment and other non-deductable items	(6.2)%	(0.2)%

Effective tax rate	0.0%	0.0%

At December 31, 2009 and 2008, the Company had U.S. federal and state net operating loss carryforwards of approximately $155.8 million and $123.7 million, respectively available to reduce future taxable income, which will begin to expire in 2023. At December 31, 2009 and 2008, the Company had approximately $5.7 million and $5.5 million of research and development credit, respectively which will begin to expire in 2023.

The federal net operating loss carryforwards and research and development credits may be used to reduce the Company’s U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to utilize its tax attributes including net operating loss carryforwards and research and development credits to reduce its tax liability. The Company has determined that it has had ownership changes and, as a result, the ability to utilize its tax attributes to offset future tax liabilities in any particular year may be limited. The extent of the limitation on utilization of the Company’s tax attributes cannot be determined at this time due to issues in the application of certain section 382 provisions. The Company is in the process of submitting a private letter ruling (“PLR”) request to the Internal Revenue Service to clarify the application of these provisions. Upon resolution of the PLR process, the Company will provide additional information on any limitations that will be applied to its tax attributes.

The Company also has net operating loss carryforwards in a variety of states in which it operates. The Company’s ability to utilize its state net operating losses may also be limited by section 382 or similar provisions. The extent of these limitations also cannot be determined at this time.

The Company reviewed its tax liability relating to the receipt of the $200.0 million upfront payment from Novartis in late 2009. Generally, under the Code, an accrual basis taxpayer is required to include in taxable income certain cash payments in the year received. Revenue Procedure 2004-34, however, allows taxpayers a limited deferral beyond the taxable year of receipt for certain advance payments. For federal income tax purposes, the Company will avail itself of the provisions of this Revenue Procedure to defer recognition of income on the upfront payment from Novartis. As a result, only a portion of the $200.0 million upfront payment from Novartis that was received in 2009 is expected to be included in taxable income for the tax year ended December 31, 2009. Any of the income from the $200.0 million payment that was not recognized in 2009 will be recognized in taxable income for the year ending December 31, 2010 and is expected to create income tax liabilities for the Company.

The Company adopted the FASB tax guidance for uncertain tax positions on January 1, 2007. The Company had no unrecognized tax benefits as of January 1, 2007 and provides a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements. As a result, the adoption of the FASB effective January 1, 2007 had no effect on the Company’s financial position as of such date, or on net operating losses available to offset future taxable income.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

As of December 31, 2009 and 2008, the Company did not accrue any interest related to uncertain tax positions. The Company’s income taxes have not been subject to examination by any tax jurisdictions since its inception. In addition, since the Company has generated net operating losses since its inception, all income tax returns filed by the Company are subject to examination by the taxing jurisdictions. As the Company has no uncertain tax positions, management believes that there will be no adjustment to its effective tax rate, since any potential adjustments to its deferred tax assets would be offset by a related adjustment to the recorded tax valuation allowance.

14.	Fair Value Measurements

In September 2006, the FASB issued guidance on fair value measurements which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Company has adopted the provisions of the guidance as of January 1, 2008 and January 1, 2009, for financial assets and liabilities and non financial assets and liabilities, respectively. Although the adoption of this guidance did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

As of December 31, 2009, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis.

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Description:
Available-for-sale securities	$7,378,798	$1,999,860	$5,378,938	$—

Total	$7,378,798	$1,999,860	$5,378,938	$—

15.	Restricted cash

During 2005, in conjunction with the lease of the office and laboratory space building in Rockville, MD, the Company provided the landlord with a letter of credit, which was collateralized with a restricted cash deposit in the amount of $430,230. The deposit is recorded as non-current restricted cash at December 31, 2009 since the letter of credit is required until the lease expires in 2016.

16.	Equity incentive plans

As of December 31, 2009 the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan adopted in December 2004 (the 2004 Plan) and the 2006 Equity Incentive

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Plan adopted in April 2006 (the 2006 Plan). An aggregate of 732,894 shares were subject to outstanding options granted under the 2004 Plan as of December 31, 2009, and no additional options will be granted under this plan. Reserved under the 2006 Plan as of December 31, 2009 are 4,517,389 shares of the Company’s common stock of which 3,783,845 shares were subject to outstanding options as of December 31, 2009. On January 1 of each year, the number of shares reserved under the 2006 Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number as may be approved by the Company’s board of directors). As of January 1, 2010, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,102,535 shares, representing 4% of the total number of shares of common stock outstanding on January 1, 2009, increasing the total number of shares of common stock available for issuance under the Plan to 5,619,924 shares.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of December 31, 2009. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006 and options granted to new employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the option awards. The remaining 75% of the option awards vest and become exercisable monthly in equal installments thereafter over three years. Option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. When an option is exercised, the Company issues a new share of common stock.

A summary of option activity for the 2004 Plan is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
	Shares	Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2006	1,347,205	1.69

Cancelled	(14,276)	3.72
Exercised	(162,954)	0.93		$3,325,163

Outstanding at December 31, 2007	1,169,975	1.77	7.75	$5,988,373

Forfeited	(4,849)	5.27
Cancelled	(10,878)	5.84
Outstanding at December 31, 2008	1,154,248	1.72	6.72	$128,600

Cancelled	(26,793)	3.30
Exercised	(394,561)	1.17		$3,698,325

Outstanding at December 31, 2009	732,894	1.97

Exercisable at December 31, 2009	732,891	1.97	5.79	$6,797,720

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

A summary of option activity for the 2006 Plan is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
	Shares	Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2006	359,527	20.21

Granted	1,451,801	27.60
Forfeited	(41,391)	27.85
Cancelled	(4,302)	28.44
Outstanding at December 31, 2007	1,765,635	26.08	9.14	$—

Granted	1,412,250	4.75
Forfeited	(19,903)	20.28
Cancelled	(526,601)	9.89
Outstanding at December 31, 2008	2,631,381	17.79	8.53	$—

Granted	1,567,000	11.96
Forfeited	(220,998)	24.17
Cancelled	(308,443)	11.94
Exercised	(184,095)	6.29		906,667
Outstanding at December 31, 2009	3,484,845	15.91	8.45	$5,346,617

Exercisable at December 31, 2009	1,687,654	20.41	7.63	$2,302,890

The Company received a total of $1,619,174 and $0 in cash from the exercises of options during the year ended December 31, 2009 and December 31, 2008, respectively.

A Restricted Stock Unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The Company granted RSUs to all employees who remained with the Company following the workforce reduction in December 2008 and key consultants retained by the Company. Of the RSUs granted in 2008 to the retained employees, 50% of the shares vested upon approval by the FDA of the NDA for Fanapttm, and 50% of the shares vested on December 31, 2009. The fair value of each RSU was based on the closing price of the Company’s stock on the date of grant which equals the RSUs intrinsic value. As of December 31, 2009, there was approximately $112,500 of total unrecognized compensation cost related to an unvested RSU granted to a key consultant.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

A summary of RSU activity for the 2006 Plan is presented below:

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Outstanding at January 1, 2007	—	$—
Granted	3,000	16.24

Unvested at December 31, 2007	3,000	16.24	$20,640

Granted	623,000	0.57
Vested	(750)	16.24
Cancelled	(2,250)	16.24
Unvested at December 31, 2008	623,000	0.57	$311,500

Granted	54,000	5.70
Vested	(336,461)	1.11
Vested and unissued	(286,500)	0.57
Cancelled	(41,539)	2.81
Unvested at December 31, 2009	12,500	0.80	$140,625

17.	Equity

Public offerings and reverse stock split

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

18.	Employee benefit plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches 50 percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The employer match vests over a 4 year period. The total employer match for the years ended December 31, 2009, 2008 and 2007 was $61,783, $126,395 and $120,306.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

19.	Quarterly financial data (unaudited)

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter

Revenue	$—	$—	$—	$4,547,744
Loss from operations	(6,557,375)	(12,413,264)	(7,735,210)	(9,242,096)
Net loss	(6,503,988)	(12,392,101)	(7,725,368)	(9,237,389)
Basic and diluted net loss per share attributable to common stockholders	(0.24)	(0.46)	(0.28)	(0.34)

2008
Loss from operations	$(20,061,879)	$(13,935,894)	$(11,192,687)	$(7,654,661)
Net loss	(19,196,129)	(13,494,882)	(10,869,211)	(7,504,019)
Basic and diluted net loss per share attributable to common stockholders	(0.72)	(0.51)	(0.41)	(0.28)

VANDA PHARMACEUTICALS INC.
EXHIBIT INDEX

Exhibit No.		Description

3.8		Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
3.10		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference)
3.11		Second Amended and Restated Bylaws of the registrant, as amended and restated on December 16, 2008 (filed as Exhibit 3.11 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 17, 2008 and incorporated herein by reference)
4.1		2004 Securityholder Agreement (as amended) (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
4.4		Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
4.5		Rights Agreement, dated as of September 25, 2008, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference)
4.6		Amendment to Rights Agreement, dated as of December 22, 2009, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.6 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 22, 2009 and incorporated herein by reference)
10.1		Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10	.2#	Sublicense Agreement between the registrant and Novartis Pharma AG dated June 4, 2004 (as amended) (relating to Fanapttm) (filed as Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10	.3#	Amended and Restated License, Development and Commercialization Agreement by and between Bristol-Myers Squibb Company and the registrant dated July 24, 2005 (relating to tasimelteon) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10.7		Lease Agreement between the registrant and Red Gate III LLC dated June 25, 2003 (lease of Rockville, MD office space) (filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.8		Amendment to Lease Agreement between the registrant and Red Gate III LLC dated September 27, 2003 (filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.9		Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated August 4, 2005 (filed as Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.10		Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.11		Form of Indemnification Agreement entered into by directors (filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)

Exhibit No.		Description

10.17		2006 Equity Incentive Plan (filed as Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
10.19		Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated November 15, 2006 (filed as Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2006 and incorporated herein by reference)
10.20		Form of Tax Indemnity Agreement (filed as Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q (File No. 000-51863) for the period ending September 30, 2007 and incorporated herein by reference)
10.22		Second Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye MCC3 LLC) dated September 14, 2007 (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2007 and incorporated herein by reference)
10.25		Amended and Restated Employment Agreement for Steven A. Shallcross dated November 4, 2008 (filed as Exhibit 10.25 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.26		Amended and Restated Employment Agreement for Paolo Baroldi dated November 4, 2008 (filed as Exhibit 10.26 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.31		Separation Agreement for Paolo Baroldi dated December 17, 2008 (filed as Exhibit 10.31 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.32		Separation Agreement for Steven A. Shallcross dated December 17, 2008 (filed as Exhibit 10.32 to the registrant’s annual report on Form 10-K (File No. 001-34186) for the year ending December 31, 2008 and incorporated herein by reference)
10.33		Amended and Restated Employment Agreement for William D. Clark dated December 16, 2008 (filed as Exhibit 10.33 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference)
10.34		Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.34 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference)
10.35		Employment Agreement for Stephanie R. Irish dated May 22, 2009 (filed as Exhibit 10.35 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference)
10.36		Employment Agreement for John Feeney dated May 22, 2009 (filed as Exhibit 10.36 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference)
10	.37*	Amended and Restated Sublicense Agreement between the registrant and Novartis Pharma AG dated October 12, 2009 (relating to Fanapttm)
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350
32.2		Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

#	Confidential treatment has been granted with respect to certain provisions of this exhibit.

*	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit.