Form 10-Q
period 2010-03-31
Vanda Pharmaceuticals Inc.
filed 2010-05-10
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-34186

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

As of May 5, 2010, there were 27,879,548 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2010

Index

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$169,945,639	$205,295,488
Marketable securities	32,477,895	—
Accounts receivable	6,097,226	3,163,898
Inventory	1,479,500	2,398,517
Prepaid expenses, deposits and other current assets	1,677,484	2,092,581
Deferred tax asset, current portion	1,984,591	—

Total current assets	213,662,335	212,950,484
Property and equipment, net	1,179,167	1,316,302
Intangible asset, net	10,648,464	11,017,065
Restricted cash	430,230	430,230

Total assets	$225,920,196	$225,714,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$867,806	$2,423,877
Accrued liabilities	1,352,505	2,321,301
Income taxes payable	5,740,422	—
Deferred revenues, current portion	26,788,991	26,788,991

Total current liabilities	34,749,724	31,534,169
Deferred rent	502,690	506,852
Deferred revenues, noncurrent portion	164,036,697	170,642,202

Total liabilities	199,289,111	202,683,223
Commitments
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2010 and December 31, 2009; and 27,864,548 and 27,568,595 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	27,865	27,569
Additional paid-in capital	286,889,940	283,836,642
Accumulated other comprehensive income	17,268	—
Accumulated deficit	(260,303,988)	(260,833,353)

Total stockholders’ equity	26,631,085	23,030,858

Total liabilities and stockholders’ equity	$225,920,196	$225,714,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenues:
Licensing agreement	$6,605,505	$—
Royalty revenue	2,066,768	—
Product sales	3,748,549	—

Total revenues	12,420,822	—
Operating expenses:
Cost of sales, licensing agreement	368,601	—
Cost of sales, product sales	1,375,318	—
Research and development	2,040,647	2,333,344
General and administrative	2,488,971	4,224,031

Total operating expenses	6,273,537	6,557,375
Income (loss) from operations	6,147,285	(6,557,375)
Other income:
Interest income	47,401	53,387

Total other income, net	47,401	53,387
Income (loss) before tax provision	6,194,686	(6,503,988)

Tax provision	5,665,321	—
Net income (loss)	$529,365	$(6,503,988)

Net income (loss) per share:
Basic and diluted	$0.02	$(0.24)

Shares used in calculation of net income (loss) per share:
Basic	27,704,418	26,653,478
Diluted	28,318,754	26,653,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Comprehensive
	Shares	Par Value	Capital	Income	Deficit	Income	Total

Balances at December 31, 2009	27,568,595	$27,569	$283,836,642	$—	$(260,833,353)		$23,030,858
Issuance of common stock from exercised stock options/restricted stock units	295,953	296	22,986	—	—		23,282
Employee stock-based compensation	—	—	1,089,286	—	—		1,089,286
Non-employee stock-based compensation	—	—	31,536	—	—		31,536
Excess tax benefits from exercise of stock options	—	—	1,909,490	—	—		1,909,490
Comprehensive loss:
Net income	—	—	—	—	529,365	$529,365
Net unrealized gain on marketable securities	—	—	—	17,268	—	17,268

Comprehensive income						$546,633	546,633

Balances at March 31, 2010	27,864,548	$27,865	$286,889,940	$17,268	$(260,303,988)		$26,631,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Cash flows from operating activities
Net income (loss)	$529,365	$(6,503,988)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	94,098	122,795
Employee and non-employee stock-based compensation	1,120,822	2,308,647
Gain on disposal of assets	(23,185)	—
Amortization of premiums and discounts on marketable securities	(3,835)	38,263
Amortization of intangible assets	368,601	—
Deferred tax benefits	(1,984,591)	—
Changes in assets and liabilities:
Accounts receivable	(2,867,106)	—
Inventory	919,017	—
Prepaid expenses, deposits and other current assets	415,097	168,728
Accounts payable	(1,556,071)	903,002
Accrued liabilities	(968,796)	(833,198)
Income taxes payable	5,740,422	—
Other liabilities	(4,162)	1,021
Deferred revenues	(6,605,505)	—

Net cash used in operating activities	(4,825,829)	(3,794,730)
Cash flows from investing activities
Purchases of marketable securities	(32,456,792)	(5,077,656)
Proceeds from sales of marketable securities	—	126,547
Maturities of marketable securities	—	3,500,000

Net cash used in investing activities	(32,456,792)	(1,451,109)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	1,909,490	—
Proceeds from exercise of stock options	23,282	—

Net cash provided by financing activities	1,932,772	—
Net change in cash and cash equivalents	(35,349,849)	(5,245,839)
Cash and cash equivalents
Beginning of period	205,295,488	39,079,304

End of period	$169,945,639	$33,833,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (We, Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of clinical-stage products for central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, Fanapttm (iloperidone), which Novartis Pharma AG (Novartis) began marketing in the U.S. in the first quarter of 2010, is a compound for the treatment of schizophrenia. On May 6, 2009, the United States Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapttm for the acute treatment of schizophrenia in adults. On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis. Vanda had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which Vanda obtained certain worldwide exclusive licenses from Novartis relating to Fanapttm. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million at the end of 2009 and will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, Vanda will no longer be required to make any future milestone payments with respect to sales of Fanapttm or any future royalty payments with respect to sales of Fanapttm in the U.S. and Canada. Vanda retains exclusive rights to Fanapttm outside the U.S. and Canada and Vanda will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada. On February 23, 2010, the U.S. Patent and Trademark Office (PTO) issued a notice of allowance for Vanda’s patent application for the microsphere long acting injectable (or depot) formulation of Fanapttm. The PTO has informed Vanda that the application is eligible for patent term adjustment of an additional 300 days, making the patent expiration date August 26, 2023.

Tasimelteon is a compound for the treatment of sleep and mood disorders including Circadian Rhythm Sleep Disorders (CRSD). In November 2006, Vanda announced positive top-line results from the Phase III trial of tasimelteon in transient insomnia. In June 2008, the Company announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24 Hour Sleep/Wake Disorder (N24SWD) in blind individuals with no light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including study design assistance, waiver of FDA user fees, tax credits and up to seven years of market exclusivity upon marketing approval. Vanda plans to conduct additional clinical trials to pursue FDA approval of tasimelteon for the treatment of N24SWD in blind individuals with no light perception beginning in the second quarter of 2010. The first trial will be a randomized, double-blind, placebo-controlled study with an enrollment of approximately 140 patients with N24SWD. The trial will include measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the environment. Vanda expects to report top-line results for this trial in the fourth quarter of 2011. Vanda anticipates filing a New Drug Application (NDA) with the FDA for tasimelteon in N24SWD by the first quarter of 2013. Tasimelteon is also ready for Phase II trials for the treatment of depression. Given the range of potential indications for tasimelteon, Vanda may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Throughout this quarterly report on Form 10-Q, we refer to Fanapttm within the U.S. and Canada as our partnered product and we refer to Fanapttm outside the U.S. and Canada and tasimelteon as our products. All other compounds are referred to herein as our product candidates. In addition, we refer to our partnered products, products and product candidates collectively as our compounds. Moreover, we refer to drug products generally as drugs or products.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2009 included in the Company’s annual report on Form 10-K. The financial information as of March 31, 2010 and for the period of the three months ended March 31, 2010 and 2009, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2009 was derived from audited financial statements but does not include all disclosures required by GAAP.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report incorporated by reference in the Form 10-K for the year ended December 31, 2009.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Inventory

The Company values inventories at the lower of cost or net realizable value. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off to cost of sales. Prior to FDA approval, all Fanapttm manufacturing-related costs were included in research and development expenses. Subsequent to FDA approval of Fanapttm, manufacturing costs related to this product are capitalized. Pursuant to the amended and restated sublicense agreement with Novartis, the Company has sold the finished product to Novartis and intends to sell the remainder of the raw materials in second quarter of 2010.

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

As a result of the FDA’s approval of the NDA for Fanapttm, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a milestone payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapttm, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. Amortization of the intangible asset is recorded as a component of cost of goods sold.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the three months ended March 31, 2010.

Revenue Recognition

The Company’s revenues are derived primarily from the amended and restated sublicense agreement with Novartis and include an up-front payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Pursuant to the amended and restated sublicense agreement, Novartis has the right to commercialize and develop Fanapttm in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million in December of 2009. Pursuant to the amended and restated sublicense agreement, the Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company expects to have an active role on the JSC and concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company deems the performance period of the JSC to be the life of the U.S. patent of Fanapttm, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

month pediatric term extension. This term is the Company’s best estimate of the life of the patent. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapttm (May 15, 2017). Revenue related to product sales is recognized upon delivery to Novartis. The Company recognizes revenue from Fanapttm royalties and commercial and development milestones from Novartis when realizable and earned.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At March 31, 2010, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

Total employee stock-based compensation expense recognized during the three months ended March 31, 2010 and 2009 was comprised of the following:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Research and development	$893,435	$227,120
General and administrative	195,851	2,075,674

Stock-based compensation expense	$1,089,286	$2,302,794

Stock-based compensation expense per basic and diluted share of common stock	$0.04	$0.09

Shares used in calculation of stock-based compensation per share
Basic	27,704,418	26,653,478

Diluted	28,318,754	26,653,478

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of March 31, 2010, approximately $10.7 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.44 years. The total income tax benefit recognized in the unaudited consolidated statements of changes in stockholders’ equity for the stock-based compensation arrangements was $1.9 million and $0 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 731,606 shares were subject to outstanding options granted under the 2004 Plan as of March 31, 2010, and no additional options will be granted under this plan. As of March 31, 2010, there are 5,619,924 shares of the Company’s common stock reserved under the 2006 Plan of which 3,481,499 shares were subject to outstanding options and restricted stock units (RSUs) issued to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of March 31, 2010. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the shares subject to the option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability.

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

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Expected dividend yield	0%	—
Weighted average expected volatility	68%	—
Weighted average expected term (years)	6.03	—
Weighted average risk-free rate	2.80%	—

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

A summary of option activity for the 2004 Plan as of March 31, 2010, and changes during the three months then ended is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2009	732,894	$1.97
Exercised	(1,288)	$4.07
Forfeited	—	—
Cancelled	—	—

Outstanding at March 31, 2010	731,606	$1.97	5.54	$7,000,653

Exercisable at March 31, 2010	731,606	$1.97	5.54	$7,000,653

A summary of option activity for the 2006 Plan as of March 31, 2010, and changes during the three months then ended is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2009	3,484,845	$15.91
Granted	35,000	$11.82
Exercised	(5,665)	$3.19
Forfeited	(279,473)	$14.41
Cancelled	(1,458)	$14.64

Outstanding at March 31, 2010	3,233,249	$16.02	8.20	$5,265,680

Exercisable at March 31, 2010	1,611,538	$19.82	7.51	$2,707,057

The weighted average grant-date fair value of options granted during the three months ended March 31, 2010 was $7.44 per share. For the three months ended March 31, 2010 and 2009, the Company received a total of $23,282 and $0, respectively, in cash from options exercised under the stock-based arrangements.

A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU was based on the closing price of the Company’s stock on the date of grant which equals the RSUs intrinsic value. On December 17, 2009, the Compensation Committee approved RSUs for each of the Company’s employees to be awarded on January 1, 2010. These awards vest in equal annual installments over four years beginning January 1, 2011, provided that the employee remains employed with us. As of March 31, 2010, there was approximately $2,749,860 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s stock incentive plans.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

A summary of RSU activity for the 2006 Plan as of March 31, 2010, and changes during the three months then ended are as follows:

		Weighted
	Number of	Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Unvested at December 31, 2009	12,500	$0.80	$140,625
Granted	271,250	$11.68
Vested	(2,500)	$0.80
Cancelled	(33,000)	$11.67

Unvested at March 31, 2010	248,250	$11.23	$2,864,805

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

Segment information

Management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

3.	Earnings per Share

Net income (loss) is calculated in accordance with FASB guidance on earnings per share. Basic earnings per share (EPS) is calculated by dividing the net income or loss by the weighted average number of shares of common stock outstanding, reduced by the weighted average unvested shares of common stock subject to repurchase. Diluted EPS is computed by dividing the net income or loss by the weighted average number of other potential common stock outstanding for the period. Other potential common stock includes stock options, warrants and restricted stock units, but only to the extent that their inclusion is dilutive.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following schedule presents the calculation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Numerator:
Net income (loss)	$529,365	$(6,503,988)

Denominator:
Weighted average shares of common stock outstanding, basic	27,704,418	26,653,478
Stock options related to purchase of common stock	614,336	—

Weighted average shares of common stock outstanding, diluted	28,318,754	26,653,478

Basic and diluted net income (loss) per share	$0.02	$(0.24)

Anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock and restricted stock units	2,738,080	4,108,270

The Company incurred a net loss for the three months ended March 31, 2009, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in diluted loss per share and basic loss per share being equivalent.

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term :
U.S. Treasury and government agencies	$3,244,020	$780	$—	$3,244,800
U.S. corporate debt	29,216,607	16,488	—	29,233,095

	$32,460,627	$17,268	$—	$32,477,895

As of December 31, 2009, the Company did not hold any available-for-sale marketable securities.

5.	Inventory

The carrying amounts of inventories are as follows:

	March 31,	December 31,
	2010	2009

Raw materials	$1,479,500	$1,094,388
Work-in-process	—	—
Finished goods	—	1,304,129

Total inventory, net	$1,479,500	$2,398,517

Pursuant to the amended and restated sublicense agreement with Novartis, Novartis will be obligated to purchase all Fanapttm inventory following the effective date of the agreement, subject to such inventory

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

meeting certain requirements. Vanda sold the majority of its finished product to Novartis in 2009 and plans to sell the remaining inventory in 2010.

6.	Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Current deposits with vendors	$150,000	$150,000
Prepaid insurance	69,425	283,839
Other prepaid expenses and advances	1,445,261	1,657,521
Accrued interest income	12,798	1,221

Total prepaid expenses, deposits and other current assets	$1,677,484	$2,092,581

7.	Property and Equipment

The following is a summary of the Company’s property and equipment-at cost, as of March 31, 2010 and December 31, 2009:

	Estimated Useful Life	March 31,	December 31,
	(Years)	2010	2009

Laboratory equipment	5	$1,281,877	$1,348,098
Computer equipment	3	763,894	763,894
Furniture and fixtures	7	705,784	705,784
Leasehold improvements	10	844,158	844,158

		3,595,713	3,661,934
Less — accumulated depreciation and amortization		(2,416,546)	(2,345,632)

		$1,179,167	$1,316,302

Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 were $94,098 and $122,795, respectively.

8.	Intangible Asset, Net

The intangible asset consists of the following as of March 31, 2010:

		March 31, 2010
		Gross		Net
		Carrying	Accumulated	Carrying
	Estimated Useful Lives	Amount	Amortization	Amount

Fanapttm	8 years	$12,000,000	$1,351,536	$10,648,464

		$12,000,000	$1,351,536	$10,648,464

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The intangible asset consisted of the following as of December 31, 2009:

		December 31, 2009
		Gross		Net
		Carrying	Accumulated	Carrying
	Estimated Useful Lives	Amount	Amortization	Amount

Fanapttm	8 years	$12,000,000	$982,935	$11,017,065

		$12,000,000	$982,935	$11,017,065

On May 6, 2009, the Company announced that the FDA had approved the NDA for Fanapttm. As a result of the FDA’s approval of the NDA for Fanapttm, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a milestone payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapttm, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period.

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $368,601 for the three months ended March 31, 2010. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapttm.

9.	Accrued Liabilities

The following is a summary of accrued liabilities as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Accrued research and development expenses	$609,953	$1,033,339
Accrued consulting and other professional fees	420,829	1,076,111
Employee benefits	276,723	106,126
Other accrued expenses	45,000	105,725

Total accrued liabilities	$1,352,505	$2,321,301

10.	Revenue Recognition

The Company’s revenue consisted of the following:

	December 31, 2009	Revenue	March 31, 2010
	Deferred Revenue	Recognized	Deferred Revenue

Revenue:
Licensing agreement	$197,431,193	$6,605,505	$190,825,688
Royalty revenue	—	2,066,768	—
Product sales	—	3,748,549	—

Total	$197,431,193	$12,420,822	$190,825,688

Vanda entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapttm in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December of 2009. Revenue will be recognized ratably from the date the amended and restated sublicense

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapttm (May 15, 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent. For the three months ended March 31, 2010, the Company recognized $6.6 million of revenue for the licensing agreement. Vanda recognized $3.7 million for product sold to Novartis for the three months ended March 31, 2010. Vanda recognizes product revenue upon delivery of our products to Novartis. Vanda recognized royalty revenue of $2.1 million for the three months ended March 31, 2010. Royalty revenue is based on a percentage of the quarterly net sales of Fanapttm sold in the U.S. and Canada by Novartis and is recorded when reliably measurable and earned.

11.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $4.8 million under operating real estate leases for its headquarters located in Rockville, Maryland, expiring in 2016.

Income taxes

The Company has submitted a private letter ruling request and a supplemental information letter to the Internal Revenue Service (IRS) to clarify the application of certain section 382 rules in the Internal Revenue Code of 1986, as amended (Code). Section 382 of the Code imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to utilize its tax, attributes including net operating loss carryforwards and research and development credits, to reduce its tax liability. The Company has determined that due to a potential December 31, 2008 ownership change, the ability to utilize its tax attributes to offset future tax liabilities may be materially limited. An adverse ruling by the IRS could have a material adverse impact on tax expense in the current year as the Company could lose the ability to utilize up to approximately $108.7 million in net operating losses and $5.5 million in research and development credits, and a material negative effect on the Company’s results of operations and cash flows.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of March 31, 2010.

License agreements

The Company’s rights to develop and commercialize its products are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Fanapttm.  The Company acquired exclusive worldwide rights to patents and patent applications for Fanapttm, previously known as iloperidone, in 2004 through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapttm and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapttm patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapttm on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications as well as certain Novartis patents and patent applications to develop and commercialize Fanapttm through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $0.5 million and was obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. In November 2007, the Company met a milestone under this sublicense agreement relating to the acceptance of its filing of the NDA for Fanapttm for the treatment of schizophrenia and made a corresponding payment of $5.0 million to Novartis. As a result of the FDA’s approval of the NDA for Fanapttm in May 2009, the Company met an additional milestone under this sublicense agreement which required the Company to make a milestone payment of $12.0 million to Novartis.

On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis which amended and restated the June 2004 sublicense agreement with Novartis. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. Novartis began selling Fanapttm in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million and Vanda is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, Vanda is no longer be required to make any future milestone payments with respect to sales of Fanapttm or any future royalty payments with respect to sales of Fanapttm in the U.S. and Canada. Vanda retains exclusive rights to Fanapttm outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada.

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

Tasimelteon.  In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, the Company paid BMS an initial license fee of $0.5 million. The

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Company is also obligated to make future milestone payments to BMS of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. The Company made a milestone payment to BMS of $1.0 million under this license agreement in 2006 relating to the initiation of the Phase III clinical trial for tasimelteon. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for tasimelteon to use commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work. The license agreement with BMS was amended on April 15, 2010 to, among other things, extend the deadline by which the Company must enter into a development and commercialization agreement with a third party for tasimelteon until the earliest of: (i) the date mutually agreed upon by the Company and BMS following the provision by the Company to BMS of a full written report of the Phase III clinical studies on which the Company intends to rely for filing for marketing authorization for tasimelteon in its first major market country (Phase III report); (ii) the date of the acceptance by a regulatory authority of the filing by the Company for marketing authorization for tasimelteon in a major market country following the provision by the Company to BMS of the Phase III report; or (iii) May 31, 2013.

If the Company has not entered into such a development and commercialization agreement with respect to certain major market countries by the foregoing deadline, then BMS will have the option to exclusively develop and commercialize tasimelteon on its own in those countries not covered by such an agreement on pre-determined financial terms, including milestone and royalty payments. In addition to the foregoing, pursuant to the April 15, 2010 amendment, Vanda’s deadline for filing a NDA for tasimelteon was extended until June 1, 2013.

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

Future license payments.  No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of March 31, 2010, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

Research and development and marketing agreements

In the course of its business the Company regularly enters into agreements with clinical organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for clinical services may be terminated on no more than 60 days notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. The Company currently is transitioning $5.7 million in outstanding manufacturing purchase orders for the raw material supply of Fanapttm. These commitments were agreed to be assumed by Novartis in the amended and restated sublicense agreement.

12.	Income Taxes

On January 1, 2007, the Company adopted the FASB guidance relating to accounting for uncertainty in income taxes. The adoption of this guidance did not have a material effect on the Company’s financial position

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

or results of operations. In addition, the Company has not recorded any liabilities due to uncertain tax positions. The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

The Company recorded a tax provision of $5.7 million and $0 for the three months ended March 31, 2010 and 2009, respectively. At December 31, 2009, the Company provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss could not be sufficiently assured. As a result of the Company’s ability to carryback federal net operating losses to offset current year taxes payable, during the first quarter of 2010 the Company reversed approximately $2.0 million of valuation allowance. The Company provided a valuation allowance for the full amount of the remaining net deferred tax assets since realization of any future benefit from deductible temporary differences is not more likely than not at March 31, 2010.

The federal net operating loss carryforwards and research and development credits may be used to reduce the Company’s U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (Code), imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to utilize its tax attributes, including net operating loss carryforwards and research and development credits, to reduce its tax liability. The Company has determined that it has had potential ownership changes and, as a result, the ability to utilize its tax attributes to offset future tax liabilities in any particular year may be limited. The extent of the limitation on utilization of the Company’s tax attributes cannot be determined at this time due to issues in the application of certain section 382 provisions. The Company has submitted a private letter ruling request and a supplemental information letter to the IRS to clarify the application of these provisions. Upon resolution of this process, the Company will provide additional information on the limitations that will be applied to its tax attributes. However, an adverse ruling by the IRS could have a material adverse impact on tax expense in the current year, as the Company could lose the ability to utilize up to approximately $108.7 million in net operating losses and $5.5 million in research and development credits, and a material negative effect on the Company’s results of operations and cash flows.

13.	Fair Value Measurements

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of March 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$32,477,895	$3,244,800	$29,233,095	$—

Total	$32,477,895	$3,244,800	$29,233,095	$—

As of December 31, 2009, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Various statements in this report are “forward-looking statements” under the securities laws. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” and “could,” and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapttm receives;

•	our inability to utilize a substantial portion of our prior net operating losses;

•	our ability to successfully commercialize Fanapttm outside of the U.S. and Canada;

•	delays in the completion of our clinical trials;

•	a failure of our products, product candidates or partnered products to be demonstrably safe and effective;

•	our failure to obtain regulatory approval for our products or product candidates or to comply with ongoing regulatory requirements;

•	a lack of acceptance of our products, product candidates or partnered products in the marketplace, or a failure to become or remain profitable;

•	our expectations regarding trends with respect to our costs and expenses;

•	our inability to obtain the capital necessary to fund our research and development activities;

•	our failure to identify or obtain rights to new products or product candidates;

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	a loss of any of our key scientists or management personnel;

•	losses incurred from product liability claims made against us; and

•	a loss of rights to develop and commercialize our products or product candidates under our license and sublicense agreements.

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

We encourage you to read the discussion and analysis of our financial condition and our condensed consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read Item 1A of Part II of this quarterly report on Form 10-Q entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

We are a biopharmaceutical company focused on the development and commercialization of clinical-stage products for central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•	Fanapttm (iloperidone). We have developed Fanapttm, and will continue to develop it outside the U.S. and Canada, to treat schizophrenia. On May 6, 2009, the FDA granted U.S. marketing approval of Fanapttm for the acute treatment of schizophrenia in adults. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapttm. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapttm in the U.S. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapttm or any future royalty payments with respect to sales of Fanapttm in the U.S. and Canada. We retain exclusive rights to Fanapttm outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada. On February 23, 2010, the U.S. Patent and Trademark Office (PTO) issued a notice of allowance for our patent application for the microsphere long acting injectable (or depot) formulation of Fanapttm. The PTO has informed us that the application is eligible for patent term adjustment of an additional 300 days, making the patent expiration date August 26, 2023.

As a result of the FDA’s approval of the NDA for Fanapttm, we met a milestone under the original sublicense agreement which required us to make a milestone payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapttm.

•	Tasimelteon. Tasimelteon is an oral compound in development for sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. On January 19, 2010, the United States Food and Drug Administration (FDA) granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Sleep/Wake Disorder (N24SWD) in blind individuals with no light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. We plan to conduct additional clinical trials to pursue FDA approval of tasimelteon for the treatment of N24SWD in blind individuals with no light perception beginning in the second quarter of 2010. The first trial will be a randomized, double-blind, placebo-

controlled study with an enrollment of approximately 140 patients with N24SWD. The trial will include measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the environment. We expect to report top-line results for this trial in the fourth quarter of 2011. We anticipate filing a New Drug Application (NDA) with the FDA for tasimelteon in N24SWD by the first quarter of 2013. Tasimelteon is also ready for Phase II trials for the treatment of depression. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our compounds. Our ability to generate revenue and achieve profitability largely depends on Novartis’ ability to successfully commercialize Fanapttm in the U.S. and to successfully develop and commercialize Fanapttm in Canada and upon our ability, alone or with others, to complete the development of our products or product candidates, and to obtain the regulatory approvals for and manufacture, market and sell our products and product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part II of this quarterly report on Form 10-Q, entitled “Risk Factors” and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

Revenues.  Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an up-front payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Revenue from the $200.0 million upfront payment will be recognized ratably on a straight-line basis from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapttm (May 15, 2017). Revenue related to product sales is recognized upon delivery to Novartis. We recognize revenue from Fanapttm royalties and commercial and development milestones from Novartis when realizable and earned.

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

The following table summarizes our product development initiatives for the three months ended March 31, 2010 and 2009. Included in this table are the research and development expenses recognized in connection with our products in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

	Three Months Ended
	March 31,	March 31,
	2010	2009

Direct project costs(1)
Fanapttm	$616,000	$1,436,000
Tasimelteon	1,018,000	450,000
Other product candidates	—	50,000

Total direct product costs	1,634,000	1,936,000

Indirect project costs(1)
Facility	158,000	172,000
Depreciation	55,000	63,000
Other indirect overhead	194,000	162,000

Total indirect expenses	407,000	397,000

Total research and development expenses	$2,041,000	$2,333,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. For the quarter ended March 31, 2010, we incurred general and administrative expenses in the aggregate of approximately $2.5 million, including stock-based compensation expenses of approximately $0.2 million.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2009 included in our annual report on Form 10-K. However, we believe that the following critical accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this quarterly report on Form 10-Q.

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

As a result of the FDA’s approval of the NDA for Fanapttm, we met a milestone under our original sublicense agreement with Novartis which required us to make a milestone payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapttm, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. Amortization of the intangible asset is recorded as a component of cost of goods sold.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairments of our intangible assets for three months ended March 31, 2010.

Accrued expenses

As part of the process of preparing financial statements we are required to estimate accrued expenses. The estimation of accrued expenses involves identifying services that have been performed on our behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, and fees for marketing and other commercialization activities. Pursuant to our assessment of the services that have been performed on clinical trials and other contracts, we recognize these expenses as the services are provided. Our assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress and (4) management’s judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.

Revenue Recognition

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

Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million in December of 2009. Pursuant to the amended and restated sublicense agreement, we established a Joint Steering Committee (JSC) with Novartis following the effective date of the amended and restated sublicense agreement. We expect to have an active role on the JSC and concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, we deem the performance period of the JSC to be the life of the U.S. patent of Fanapttm, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapttm (May 15, 2017). We recognize revenue related to Fanapttm royalties and commercial and development milestones as they are realizable and earned, and product revenue upon delivery of our products to Novartis.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, during the three months ended March 31, 2010 and 2009 was comprised of the following:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Research and development	$893,000	$227,000
General and administrative	196,000	2,076,000

Stock-based compensation expense	$1,089,000	$2,303,000

Income taxes

Our annual effective tax rate is based on expected pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards, evaluation of qualified expenses related to the orphan drug credit and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate.

On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, the reversal of deferred tax liabilities, tax legislation, rulings by relevant tax authorities and tax planning strategies. We recognize the benefit of tax positions that we have taken or expect to take on the income tax returns we file if such tax position is more likely than not of being sustained. Settlement of filing positions that may be challenged by tax authorities could impact our income taxes in the year of resolution.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and future taxable income, the reversal of deferred tax liabilities, the utilization of the carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

Results of Operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of March 31, 2010, we had a deficit accumulated of approximately $260.3 million.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenues.  Revenues were $12.4 million for the three months ended March 31, 2010 compared to revenues of $0 for the three months ended March 31, 2009. Revenues for the three months ended March 31, 2010 included $6.6 million recognized from Novartis related to straight-line recognition of up-front license fees, $3.7 million for Fanapttm product sales to Novartis and $2.1 million in royalty revenue based on first quarter 2010 sales of Fanapttm. Novartis launched Fanapttm in January 2010.

Cost of sales.  Cost of sales were $1.8 million for the three months ended March 31, 2010 compared to cost of sales of $0 for the three months ended March 31, 2009. Cost of sales for the three months ended March 31, 2010 consisted of $0.4 million resulting from the amortization of the capitalized intangible asset related to the milestone payment to Novartis and $1.4 million for the inventory sold to Novartis. Prior to approval of Fanapttm by the FDA in May 2009 all inventory costs were expensed as research and development.

Research and development expenses.  Research and development expenses decreased by approximately $0.3 million, or 13.0%, to approximately $2.0 million for the three months ended March 31, 2010 compared to approximately $2.3 million for the three months ended March 31, 2009.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Direct project costs:
Clinical trials	$2,000	$20,000
Contract research and development, consulting, materials and other direct costs	50,000	1,189,000
Salaries, benefits and related costs	706,000	500,000
Stock-based compensation	876,000	227,000

Total direct costs	1,634,000	1,936,000
Indirect project costs	407,000	397,000
Total	$2,041,000	$2,333,000

Direct costs decreased approximately $0.3 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as a result of lower contract research and development, consulting and other direct costs combined with increases in salaries, benefits and related stock based compensation. Contract research and development, consulting, materials and other direct costs decreased approximately $1.1 million for the three months ended March 31, 2010 relative to the three months ended March 31, 2009, primarily due to reduced expenses of $0.8 million for the regulatory consultants who assisted us in the first quarter of 2009 in our efforts to obtain FDA approval of Fanapttm and $0.2 million reduction in costs for the completion of the carcinogenicity study for Fanapttm in the end of December of 2009. Salaries, benefits and related costs increased approximately $0.2 million for the three months ended March 31, 2010 relative to the three months ended March 31, 2009 primarily due the quarterly accrual for employee cash incentive awards. For the first quarter of 2009, there was no accrual for cash incentive awards due to the pending review of the Fanapttm NDA with the FDA. Stock-based compensation expense for the three months ended March 31, 2010 increased by approximately $0.7 million compared to the three months ended March 31, 2009 as a result of the expense generated by options granted in the fourth quarter of 2010 and the RSU awards granted in January 2010 to employees.

General and administrative expenses.  General and administrative expenses decreased by approximately $1.7 million, or 41.1%, to approximately $2.5 million for the three months ended March 31, 2010 from approximately $4.2 million for the three months ended March 31, 2009.

The following table discloses the components of our general and administrative expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Salaries, benefits and related costs	$571,000	$466,000
Stock-based compensation	196,000	2,076,000
Marketing, legal, accounting and other professional expenses	1,061,000	1,142,000
Other expenses	661,000	540,000

Total	$2,489,000	$4,224,000

Salaries, benefits and related costs increased by approximately $0.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due the quarterly accrual for employee cash incentive awards. For the first quarter of 2009, there was no accrual for cash incentive awards due to the pending review of the Fanapttm NDA with the FDA. Stock-based compensation expense decreased by approximately $1.9 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as a result of the cancellation of unvested options during the three months ending

March 31, 2010. Marketing, legal, accounting and other professional costs decreased by approximately $0.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due a decrease in legal fees for the three months ending March 31, 2010. The higher fees in the three months ended March 31, 2009 were due to additional legal fees incurred in connection with a potential proxy contest. Other expenses increased by approximately $0.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to a higher franchise tax expense for the three months ended March 31, 2010 as the tax accrual is based on total net assets for the calendar year.

Other income, net.  Interest and other income in the three months ended March 31, 2010 was approximately $47,000 compared to approximately $53,000 in the three months ended March 31, 2009. Interest income was lower for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to lower investment returns due to the overall general economic conditions.

Liquidity and Capital Resources

As of March 31, 2010, our total cash and cash equivalents and marketable securities were approximately $202.4 million compared to approximately $205.3 million at December 31, 2009. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. As of March 31, 2010, we also held a non-current deposit of $430,000 that is used to collateralize a letter of credit issued for our current office lease in Rockville, Maryland which expires in 2016.

As of March 31, 2010, we maintained all of our cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

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

FASB guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2010, we held certain assets that are required to be measured at fair value on a recurring basis.

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$32,478,000	$3,245,000	$29,233,000	$—

Total	$32,478,000	$3,245,000	$29,233,000	$—

As of December 31, 2009, we did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis.

We believe that our current existing cash and cash equivalents is sufficient to meet our working capital and capital expenditure needs to execute our current business plan. However, the amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We have submitted a private letter ruling request and a supplemental information letter to the IRS to clarify the application of certain section 382 change of ownership rules. Section 382 of the Code imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to utilize its tax attributes, including net operating loss carryforwards and research and development credits, to reduce its tax liability. We have determined that due to a potential December 31, 2008 ownership change our ability to utilize our tax attributes to offset future tax liabilities may be materially limited. An adverse ruling by the IRS could have a material adverse impact on tax expense in the current year, as we could lose the ability to utilize up to approximately $108.7 million in net operating losses and $5.5 million in research and development credits, and a material negative effect on the Company’s results of operations and cash flows.

We entered into an amended and restated sublicense agreement in 2009 with Novartis to commercialize Fanapttm in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million, and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. We will recognize the $200.0 million upfront payment ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapttm (May 15, 2017). We also receive royalties, which, as a percentage of net sales, are in the low double digits, on net sales of Fanapttm in the U.S. and Canada. During the three months ended March 31, 2010, we recorded approximately $6.6 million in licensing revenue. To date, we have recognized product revenue of approximately $6.0 million from product sold to Novartis and $2.1 million in royalty revenue. We recognize product revenue on the sale of the existing Fanapttm product to Novartis upon delivery to Novartis and royalty revenue when realizable and earned. Other than participation in the JSC, we have no control over the progress of Novartis’ commercial plans. We cannot forecast with any degree of certainty the achievement of milestones and royalties under this agreement.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We plan to conduct additional clinical trials to pursue FDA approval of tasimelteon for the treatment of N24SWD in blind individuals with no light perception beginning in the second quarter of 2010. The first trial will be a randomized, double-blind, placebo-controlled study with an enrollment of approximately 140 patients with N24SWD. The trial will include measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the environment. The duration and cost of clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. In addition, orphan clinical trials create an additional challenge due to the limited number of available patients afflicted with the disease. We expect to report top-line results for this trial in the fourth quarter of 2011. We anticipate filing a NDA with the FDA for tasimelteon for N24SWD by the first quarter of 2013.

We must receive regulatory approval to launch any of our products commercially. In order to receive such approval, the appropriate regulatory agency must conclude that our clinical data establish safety and efficacy and that our products and the manufacturing facilities meet all applicable regulatory requirements. We cannot be certain that we will establish sufficient safety and efficacy data to receive regulatory approval for any of our drugs or that our drugs and the manufacturing facilities will meet all applicable regulatory requirements.

Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds, primarily consisting of the upfront payment received under the Novartis contract and investment income will be sufficient to fund our operations. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities, the magnitude of our discovery and preclinical development programs and the level of our pre-commercial launch activities. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Cash Flow

The following table summarizes our cash flows for the three months ended March 31, 2010, and March 31, 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Net cash provided by (used in)
Operating activities	$(4,826,000)	$(3,795,000)
Investing activities	(32,457,000)	(1,451,000)
Financing activities	1,933,000	—

Net change in cash and cash equivalents	$(35,350,000)	$(5,246,000)

Net cash used in operations was approximately $4.8 million and approximately $3.8 million for the three months ended March 31, 2010 and 2009, respectively. The net income for the three months ended March 31, 2010 of approximately $0.5 million was offset by a decrease in non-cash items of $0.4 million, an increase of $2.9 million in amounts due from Novartis for the remaining finished product, a decrease in inventory of $1.0 million, a decrease of $6.6 million in the deferred revenue related to the upfront payment received from Novartis in December 2009, a decrease in accounts payable and accrued expenses of $2.5 million, a decrease in other working capital of $0.4 million. Net cash used in investing activities for the three months ended March 31, 2010 was approximately $32.5 million and consisted primarily of purchases of marketable securities. The $1.9 million provided by financing activities for the three months ended March 31, 2010 relates to the excess tax benefits from exercise of stock options.

Contractual Obligations and Commitments

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current headquarters located in Rockville, Maryland, expiring in 2016.

The following table summarizes our long-term contractual cash obligations as of March 31, 2010:

	Cash payments due by period
		April to
		December					After
	Total	2010	2011	2012	2013	2014	2014

Operating leases	$4,811,000	$529,000	$727,000	$749,000	$771,000	$795,000	$1,240,000

Total	$4,811,000	$529,000	$727,000	$749,000	$771,000	$795,000	$1,240,000

Clinical research organization contracts and other contracts

We have entered into agreements for tasimelteon with clinical supply manufacturing organizations and other outside contractors who will be responsible for additional services supporting our ongoing clinical development processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

We are currently committed to $5.7 million in outstanding manufacturing purchase orders for the commercial supply of Fanapttm. These commitments will be assumed by Novartis in 2010 pursuant to the amended and restated sublicense agreement.

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

As a result of the acceptance by FDA of the NDA for Fanapttm in October 2007, we met a milestone under our original sublicense agreement with Novartis and subsequently paid a $5.0 million milestone fee. As a result of the FDA’s approval of the NDA for Fanapttm, we met an additional milestone under the original sublicense agreement with Novartis which required us to make a milestone payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapttm, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of March 31, 2010, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors.

Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapttm in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapttm. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapttm in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapttm in the U.S. and Canada. In addition, we are no longer be required to make any future milestone payments with respect to sales of Fanapttm or any royalty payments with respect to sales of Fanapttm in the U.S. and Canada. We retain exclusive rights to Fanapttm outside the U.S. and Canada and we will have exclusive rights to use any of Novartis’ data for Fanapttm for developing and commercializing Fanapttm outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapttm outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapttm outside of the U.S. and Canada.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the our management, including the Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2010, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Effective March 26, 2010, our Senior Vice President/Chief Business Officer resigned. We are executing changes to our key controls to mitigate segregation of duties issues related to his resignation. However, the changes did not materially affect internal control over financial reporting as of March 31, 2010.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 sets forth information relating to the material risks and uncertainties with respect to our business and our common stock. In addition to those risk factors, we believe the following risk factors are relevant to the understanding of our business, financial condition and operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of these risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or a part of your investment.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change.

We have determined that due to a potential December 31, 2008 ownership change, our ability to utilize our tax attributes to offset future tax liabilities may be materially limited. The Company has submitted a private letter ruling request and a supplemental information letter to the Internal Revenue Service (IRS) to clarify the application of certain section 382 rules in the Code. An adverse ruling by the IRS could have a material adverse impact on tax expense in the current year, as we could lose the ability to utilize up to approximately $108.7 million in net operating losses and $5.5 million in research and development credits.

An unfavorable ruling related to our request or a future “ownership change” could have a material negative effect on our results of operations and cash flows. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would otherwise be required if such limitations were not in effect and could cause such NOLs and tax credits to expire unused, in each case reducing or eliminating the benefit of such NOLs and tax credits. Similar rules and limitations may apply for state income tax purposes.

Healthcare reform could adversely affect our revenue and financial results.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or PPACA, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% is effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. The PPACA also imposes an annual fee on pharmaceutical manufacturers beginning in 2011, based on the manufacturer’s sale of branded pharmaceuticals and biologics (excluding orphan drugs); expands the 340B drug discount program (excluding orphan drugs) including the creation of new penalties for non-compliance;

and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products or product candidates. We will continue to evaluate the PPACA, as amended, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially impact on our business over time.

In addition, Federal, state, and foreign governmental authorities are likely to continue efforts to control the price of drugs and reduce overall healthcare costs. These efforts could impact our ability to market products and generate revenues in the U.S. and foreign countries.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 10, 2010
/s/  Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal executive officer)

May 10, 2010
/s/  Stephanie R. Irish
Stephanie R. Irish
Acting Chief Financial Officer,
Treasurer and Secretary
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