Form 10-Q
period 2010-06-30
Vanda Pharmaceuticals Inc.
filed 2010-08-06
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 2, 2010, there were 27,999,621 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2010

Index

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$145,650,740	$205,295,488
Marketable securities	61,466,528	—
Accounts receivable	654,931	3,163,898
Inventory	—	2,398,517
Prepaid expenses, deposits and other current assets	1,519,894	2,092,581
Deferred tax asset, current portion	1,794,384	—

Total current assets	211,086,477	212,950,484
Property and equipment, net	1,094,550	1,316,302
Intangible asset, net	10,275,768	11,017,065
Restricted cash	430,230	430,230

Total assets	$222,887,025	$225,714,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,019,643	$2,423,877
Accrued liabilities	1,407,984	2,321,301
Accrued income taxes	5,763,798	—
Deferred revenues, current portion	26,788,991	26,788,991

Total current liabilities	34,980,416	31,534,169
Deferred rent	498,530	506,852
Deferred revenues, noncurrent portion	157,357,798	170,642,202

Total liabilities	192,836,744	202,683,223
Commitments
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2010 and December 31, 2009; and 27,999,621 and 27,568,595 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	28,000	27,569
Additional paid-in capital	288,990,733	283,836,642
Accumulated other comprehensive income	56,195	—
Accumulated deficit	(259,024,647)	(260,833,353)

Total stockholders’ equity	30,050,281	23,030,858

Total liabilities and stockholders’ equity	$222,887,025	$225,714,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues:
Licensing agreement	$6,678,899	$—	$13,284,404	$—
Royalty revenue	69,331	—	2,136,079	—
Product sales	1,541,581	—	5,290,150	—

Total revenues	8,289,811	—	20,710,633	—

Operating expenses:
Cost of sales, licensing agreement	372,696	229,352	741,297	229,352
Cost of sales, product sales	1,515,428	—	2,890,746	—
Research and development	2,403,545	7,195,595	4,444,193	9,528,934
General and administrative	2,841,947	4,988,317	5,330,918	9,212,351

Total operating expenses	7,133,616	12,413,264	13,407,154	18,970,637

Income (loss) from operations	1,156,195	(12,413,264)	7,303,479	(18,970,637)
Other income:
Interest income	85,433	21,163	132,835	74,549

Total other income, net	85,433	21,163	132,835	74,549
Income (loss) before tax provision	1,241,628	(12,392,101)	7,436,314	(18,896,088)

Tax provision (benefit)	(37,713)	—	5,627,608	—

Net income (loss)	$1,279,341	$(12,392,101)	$1,808,706	$(18,896,088)

Net income (loss) per share:
Basic	$0.05	$(0.46)	$0.07	$(0.71)

Diluted	$0.04	$(0.46)	$0.06	$(0.71)

Shares used in calculation of net income (loss) per share:
Basic	27,896,889	26,900,841	27,802,298	26,777,159

Diluted	28,438,118	26,900,841	28,383,142	26,777,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Comprehensive
	Shares	Par Value	Capital	Income	Deficit	Income	Total

Balances at December 31, 2009	27,568,595	$27,569	$283,836,642	$—	$(260,833,353)		$23,030,858
Issuance of common stock from exercised stock options/restricted stock units	431,026	431	736,089	—	—		736,520
Employee stock-based compensation	—	—	2,732,837	—	—		2,732,837
Non-employee stock-based compensation	—	—	26,971	—	—		26,971
Excess tax benefits from exercise of stock options	—	—	1,658,194	—	—		1,658,194
Comprehensive loss:
Net income	—	—	—	—	1,808,706	$1,808,706
Net unrealized gain on marketable securities	—	—	—	56,195	—	56,195

Comprehensive income						$1,864,901	1,864,901

Balances at June 30, 2010	27,999,621	$28,000	$288,990,733	$56,195	$(259,024,647)		$30,050,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$1,808,706	$(18,896,088)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	178,716	239,669
Employee and non-employee stock-based compensation	2,759,808	5,279,366
Gain on disposal of assets	(23,185)	—
Amortization of premiums and discounts on marketable securities	(32,933)	96,599
Amortization of intangible assets	741,297	229,352
Deferred tax benefits	(1,794,384)	—
Changes in assets and liabilities:
Accounts receivable	2,508,967	—
Inventory	2,398,517	(1,272,240)
Prepaid expenses, deposits and other current assets	572,687	158,206
Accounts payable	(1,404,234)	1,404,519
Accrued liabilities	(913,317)	1,516,814
Accrued income taxes	5,763,798	—
Other liabilities	(8,322)	2,041
Deferred revenues	(13,284,404)	—

Net cash used in operating activities	(728,283)	(11,241,762)
Cash flows from investing activities
Acquisition of intangible asset	—	(7,000,000)
Proceeds from sales of property and equipment	66,221	—
Purchases of marketable securities	(63,877,400)	(8,082,729)
Proceeds from sales of marketable securities	—	126,547
Maturities of marketable securities	2,500,000	10,250,000

Net cash used in investing activities	(61,311,179)	(4,706,182)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	1,658,194	—
Proceeds from exercise of stock options	736,520	882,843

Net cash provided by financing activities	2,394,714	882,843
Net change in cash and cash equivalents	(59,644,748)	(15,065,101)
Cash and cash equivalents
Beginning of period	205,295,488	39,079,304

End of period	$145,650,740	$24,014,203

Supplemental disclosure of non-cash investing activities
Intangible asset acquisition included in accounts payable	$—	$5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (We, Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, Fanapt® (iloperidone), which Novartis Pharma AG (Novartis) began marketing in the U.S. in the first quarter of 2010, is a compound for the treatment of schizophrenia. On May 6, 2009, the United States Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis. Vanda had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which Vanda obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million at the end of 2009 and will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda will no longer be required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda will have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. On February 23, 2010, the U.S. Patent and Trademark Office (PTO) issued a notice of allowance for Vanda’s patent application for the microsphere long acting injectable (or depot) formulation of Fanapt®. Subsequently, on August 3, 2010, the PTO informed Vanda that the patent has been issued with a patent term adjustment of 605 days, extending the patent expiration date to June 27, 2023.

Tasimelteon is a compound for the treatment of sleep and mood disorders including Circadian Rhythm Sleep Disorders (CRSD). On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24 Hour Sleep/Wake Disorder (N24HSWD) in blind individuals with no light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including study design assistance, waiver of FDA user fees, tax credits and up to seven years of market exclusivity upon marketing approval. Vanda plans to initiate additional clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals with no light perception in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with an enrollment of approximately 160 patients with N24HSWD. The trial includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the environment. Vanda is also prepared to initiate a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial will be an open-label safety study with an enrollment of approximately 140 patients with N24HSWD. Vanda plans to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a new drug application (NDA) to the FDA and a marketing authorization application to the European Medicines Agency (EMA). The application for orphan designation from the EMA is pending. Tasimelteon is also ready for Phase II trials for the treatment of depression. Given the range

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

of potential indications for tasimelteon, Vanda may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

Throughout this quarterly report on Form 10-Q, we refer to Fanapt® within the U.S. and Canada as our partnered product and we refer to Fanapt® outside the U.S. and Canada and tasimelteon as our products. All other compounds are referred to herein as our product candidates. In addition, we refer to our partnered products, products and product candidates collectively as our compounds. Moreover, we refer to drug products generally as drugs or products.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2009 included in the Company’s annual report on Form 10-K. The financial information as of June 30, 2010 and for the period of the three and six months ended June 30, 2010 and 2009, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2009 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

securities with a maturity of more than one year as of the balance sheet date are classified as long-term securities.

Inventory

The Company values inventories at the lower of cost or net realizable value. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off to cost of sales. Prior to FDA approval, all Fanapt® manufacturing-related costs were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing costs related to this product are capitalized. Pursuant to the amended and restated sublicense agreement with Novartis, the Company sold its entire stock of finished product and the remainder of its raw materials to Novartis in the first six months of 2010.

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

As a result of the FDA’s approval of the NDA for Fanapt®, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a milestone payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapt®, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. Amortization of the intangible asset is recorded as a component of cost of sales, licensing agreement.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the six months ended June 30, 2010.

Revenue Recognition

The Company’s revenues are derived primarily from the amended and restated sublicense agreement with Novartis and include an up-front payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Pursuant to the amended and restated sublicense agreement, Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million in December of 2009. Pursuant to the amended and restated sublicense agreement, the Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company expects to have an active role on the JSC and concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

deems the performance period of the JSC to be the life of the U.S. patent of Fanapt®, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). Revenue related to product sales is recognized upon delivery to Novartis. The Company recognizes revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and earned.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At June 30, 2010, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Employee stock-based compensation

The Company accounts for its stock-based compensation expenses in accordance with the FASB guidance on share-based payments which were adopted on January 1, 2006. Accordingly, compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.

For stock awards granted subsequent to 2006, the fair value of these awards are amortized using the accelerated attribution method. For stock awards granted prior to January 1, 2006, expenses are amortized under the accelerated attribution method for options that were modified after the original grant date and under the straight-line attribution method for all other options. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted during 2008, 2007 and 2006, were estimated to be approximately 2% and was increased to 4% in 2009 and 2010 based on the Company’s historical experience.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Total employee stock-based compensation expense recognized during the three and six months ended June 30, 2010 and 2009 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Research and development	$660,501	$582,558	$1,553,935	$809,678
General and administrative	983,051	2,171,824	1,178,902	4,247,499

Stock-based compensation expense	$1,643,552	$2,754,382	$2,732,837	$5,057,177

Stock-based compensation expense per basic and diluted share of common stock	$0.06	$0.10	$0.10	$0.19

Shares used in calculation of stock-based compensation expense per share
Basic	27,896,889	26,900,841	27,802,298	26,777,159

Diluted	28,438,118	26,900,841	28,383,142	26,777,159

As of June 30, 2010, approximately $8.3 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.34 years. The total income tax benefit recognized in the unaudited consolidated statement of changes in stockholders’ equity for the stock-based compensation arrangements was $1.7 million and $0 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 691,695 shares were subject to outstanding options granted under the 2004 Plan as of June 30, 2010, and no additional options will be granted under this plan. As of June 30, 2010, there are 5,619,924 shares of the Company’s common stock reserved under the 2006 Plan of which 3,237,694 shares were subject to outstanding options and restricted stock units (RSUs) issued to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of June 30, 2010. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the shares subject to the option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors due to the lack of historic

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009

Expected dividend yield	0%	0%
Weighted average expected volatility	68%	68%
Weighted average expected term (years)	6.03	6.03
Weighted average risk-free rate	2.70%	2.96%

A summary of option activity for the 2004 Plan as of June 30, 2010, and changes during the six months then ended is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2009	732,894	$1.97
Exercised	(41,195)	$4.71
Forfeited	(4)	$4.73
Cancelled	—	—

Outstanding at June 30, 2010	691,695	$1.81	5.28	$3,318,919

Exercisable at June 30, 2010	691,695	$1.81	5.28	$3,318,919

A summary of option activity for the 2006 Plan as of June 30, 2010, and changes during the six months then ended is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining Term	Aggregate
	Shares	at Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2009	3,484,845	$15.91
Granted	135,000	$9.44
Exercised	(100,831)	$5.38
Forfeited	(245,846)	$27.70
Cancelled	(285,724)	$14.42

Outstanding at June 30, 2010	2,987,444	$15.15	8.11	$1,221,030

Exercisable at June 30, 2010	1,462,058	$18.84	7.41	$593,235

The weighted average grant-date fair value of options granted during the six months ended June 30, 2010 was $5.94 per share. For the six months ended June 30, 2010 and 2009, the Company received a total of $736,520 and $882,843, respectively, in cash from options exercised under the stock-based arrangements.

A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU was based on the closing price of the Company’s stock on the date of

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

grant which equals the RSUs intrinsic value. On December 17, 2009, the Compensation Committee approved RSUs for each of the Company’s employees to be awarded on January 1, 2010. These awards vest in equal annual installments over four years beginning January 1, 2011, provided that the employee remains employed with us. As of June 30, 2010, there was approximately $2,441,049 of total unrecognized compensation cost related to unvested RSU awards granted under the Company’s stock incentive plans.

A summary of RSU activity for the 2006 Plan as of June 30, 2010, and changes during the six months then ended are as follows:

		Weighted
	Number of	Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Unvested at December 31, 2009	12,500	$0.80	$140,625
Granted	273,250	$11.66
Vested	(2,500)	$0.80
Cancelled	(33,000)	$11.67

Unvested at June 30, 2010	250,250	$11.23	$1,654,153

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

Net income (loss) is calculated in accordance with FASB guidance on earnings per share. Basic earnings per share (EPS) is calculated by dividing the net income or loss by the weighted average number of shares of common stock outstanding, reduced by the weighted average unvested shares of common stock subject to repurchase. Diluted EPS is computed by dividing the net income or loss by the weighted average number of other potential common stock outstanding for the period. Other potential common stock includes stock options, warrants and RSUs, but only to the extent that their inclusion is dilutive.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following schedule presents the calculation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Numerator:
Net income (loss)	$1,279,341	$(12,392,101)	$1,808,706	$(18,896,088)

Denominator:
Weighted average shares of common stock outstanding, basic	27,896,889	26,900,841	27,802,298	26,777,159
Stock options and restricted stock units related to the issuance of common stock	541,229	—	580,844	—

Weighted average shares of common stock outstanding, diluted	28,438,118	26,900,841	28,383,142	26,777,159

Basic net income (loss) per share applicable to common stockholders	$0.05	$(0.46)	$0.07	$(0.71)

Diluted net income (loss) per share applicable to common stockholders	$0.04	$(0.46)	$0.06	$(0.71)

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Options to purchase common stock and restricted stock units	2,638,115	4,379,520	2,597,858	4,379,520

The Company incurred a net loss for the three and six months ended June 30, 2009, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in diluted loss per share and basic loss per share attributable to common stockholders being equivalent.

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term :
U.S. Treasury and government agencies	$3,246,649	$1,726	$—	$3,248,375
U.S. corporate debt	58,163,684	54,469	—	58,218,153

	$61,410,333	$56,195	$—	$61,466,528

As of December 31, 2009, the Company did not hold any available-for-sale marketable securities.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.	Inventory

The carrying amounts of inventories are as follows:

	June 30,	December 31,
	2010	2009

Raw materials	$—	$1,094,388
Work-in-process	—	—
Finished goods	—	1,304,129

Total inventory	$—	$2,398,517

Pursuant to the amended and restated sublicense agreement with Novartis, Novartis was obligated to purchase all Fanapt® inventory following the effective date of the agreement, subject to such inventory meeting certain requirements. The Company sold its entire stock of finished product and the remainder of its raw materials to Novartis in the first six months of 2010.

6.	Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Current deposits with vendors	$50,000	$150,000
Prepaid insurance	572,626	283,839
Other prepaid expenses and advances	882,148	1,657,521
Accrued interest income	15,120	1,221

Total prepaid expenses, deposits and other current assets	$1,519,894	$2,092,581

7.	Property and Equipment, Net

The following is a summary of the Company’s property and equipment-at cost, as of June 30, 2010 and December 31, 2009:

	Estimated Useful Life	June 30,	December 31,
	(Years)	2010	2009

Laboratory equipment	5	$1,281,877	$1,348,098
Computer equipment	3	763,894	763,894
Furniture and fixtures	7	705,784	705,784
Leasehold improvements	10	844,158	844,158

		3,595,713	3,661,934
Less — accumulated depreciation and amortization		(2,501,163)	(2,345,632)

		$1,094,550	$1,316,302

Depreciation and amortization expense for the six months ended June 30, 2010 and 2009 were $178,716 and $239,669, respectively.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

8.	Intangible Asset, Net

The intangible asset consists of the following as of June 30, 2010:

		June 30, 2010
		Gross		Net
		Carrying	Accumulated	Carrying
	Estimated Useful Lives	Amount	Amortization	Amount

Fanapt®	8 years	$12,000,000	$1,724,232	$10,275,768

		$12,000,000	$1,724,232	$10,275,768

The intangible asset consisted of the following as of December 31, 2009:

		December 31, 2009
		Gross		Net
		Carrying	Accumulated	Carrying
	Estimated Useful Lives	Amount	Amortization	Amount

Fanapt®	8 years	$12,000,000	$982,935	$11,017,065

		$12,000,000	$982,935	$11,017,065

On May 6, 2009, the Company announced that the FDA had approved the NDA for Fanapt®. As a result of the FDA’s approval of the NDA for Fanapt®, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a milestone payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapt®, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period.

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $741,297 and $229,352 for the six months ended June 30, 2010 and 2009, respectively. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

9.	Accrued Liabilities

The following is a summary of accrued liabilities as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Accrued research and development expenses	$608,237	$1,033,339
Accrued consulting and other professional fees	261,573	1,076,111
Employee benefits	520,174	106,126
Other accrued expenses	18,000	105,725

Total accrued liabilities	$1,407,984	$2,321,301

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

10.	Revenue Recognition

The Company’s revenue consisted of the following:

	December 31, 2009	Revenue	June 30, 2010
	Deferred Revenue	Recognized	Deferred Revenue

Revenues:
Licensing agreement	$197,431,193	$13,284,404	$184,146,789
Royalty revenue	—	2,136,079	—
Product sales	—	5,290,150	—

Total revenues	$197,431,193	$20,710,633	$184,146,789

Vanda entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December of 2009. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent. For the six months ended June 30, 2010, the Company recognized $13.3 million of revenue for the licensing agreement. Vanda recognized $5.3 million for product sold to Novartis for the six months ended June 30, 2010. Vanda recognizes product revenue upon delivery of our products to Novartis. Vanda recognized royalty revenue of $2.1 million for the six months ended June 30, 2010. Royalty revenue is based on a percentage of the quarterly net sales of Fanapt® sold in the U.S. and Canada by Novartis and is recorded when reliably measurable and earned.

11.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $4.6 million under operating real estate leases for its headquarters located in Rockville, Maryland, expiring in 2016.

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

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of June 30, 2010.

License agreements

The Company’s rights to develop and commercialize its products are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Fanapt®.  The Company acquired exclusive worldwide rights to patents and patent applications for Fanapt®, previously known as iloperidone, in 2004 through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapt® and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications as well as certain Novartis patents and patent applications to develop and commercialize Fanapt® through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $0.5 million and was obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. In November 2007, the Company met a milestone under this sublicense agreement relating to the acceptance of its filing of the NDA for Fanapt® for the treatment of schizophrenia and made a corresponding payment of $5.0 million to Novartis. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met an additional milestone under this sublicense agreement which required the Company to make a milestone payment of $12.0 million to Novartis.

On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis which amended and restated the June 2004 sublicense agreement with Novartis. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million and Vanda is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer be required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada.

Vanda may lose its rights to develop and commercialize Fanapt® outside the U.S. and Canada if it fails to comply with certain requirements in the amended and restated sublicense agreement regarding its financial

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

condition, or if Vanda fails to comply with certain diligence obligations regarding its development or commercialization activities or if Vanda otherwise breaches the amended and restated sublicense agreement and fails to cure such breach. Vanda’s rights to develop and commercialize Fanapt® outside the U.S. and Canada may be impaired if it does not cure breaches by Novartis of similar obligations contained its sublicense agreement with Titan for Fanapt®. Vanda is not aware of any such breach by Novartis. In addition, if Novartis breaches the amended and restated sublicense agreement with respect to its commercialization activities in the U.S. or Canada, Vanda may terminate Novartis’ commercialization rights in the applicable country and Vanda would no longer receive royalty payments from Novartis in connection with such country in the event of such termination.

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

Future license payments.  No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of June 30, 2010, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Research and development and marketing agreements

In the course of its business the Company regularly enters into agreements with clinical organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for clinical services may be terminated on no more than 60 days notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. The Company currently is transitioning $3.0 million in outstanding manufacturing purchase orders for the raw material supply of Fanapt®. These commitments were agreed to be assumed by Novartis in the amended and restated sublicense agreement.

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

The Company recorded a tax provision of $5.6 million and $0 for the six months ended June 30, 2010 and 2009, respectively. At December 31, 2009, the Company provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss could not be sufficiently assured. As a result of the Company’s ability to carryback federal net operating losses to offset current year taxes payable, during the six months ended 2010 the Company reversed approximately $1.8 million of valuation allowance. The Company provided a valuation allowance for the full amount of the remaining net deferred tax assets since realization of any future benefit from deductible temporary differences is not more likely than not at June 30, 2010.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

13.	Fair Value Measurements

FASB guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Description:
Available-for-sale securities	$61,466,528	$3,248,375	$58,218,153	$—

Total	$61,466,528	$3,248,375	$58,218,153	$—

As of December 31, 2009, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Various statements in this report are “forward-looking statements” under the securities laws. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” and “could,” and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapt® receives;

•	our inability to utilize a substantial portion of our prior net operating losses and research and development credits;

•	our ability to successfully commercialize Fanapt® outside of the U.S. and Canada;

•	delays in the completion of our clinical trials;

•	a failure of our products, product candidates or partnered products to be demonstrably safe and effective;

•	our failure to obtain regulatory approval for our products or product candidates or to comply with ongoing regulatory requirements;

•	a lack of acceptance of our products, product candidates or partnered products in the marketplace, or a failure to become or remain profitable;

•	our expectations regarding trends with respect to our costs and expenses;

•	our inability to obtain the capital necessary to fund additional research and development activities;

•	our failure to identify or obtain rights to new products or product candidates;

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	a loss of any of our key scientists or management personnel;

•	losses incurred from product liability claims made against us; and

•	a loss of rights to develop and commercialize our products or product candidates under our license and sublicense agreements.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•	Fanapt® (iloperidone). We have developed Fanapt®, and will continue to develop it outside the U.S. and Canada, to treat schizophrenia. On May 6, 2009, the United States Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapt® in the U.S. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. On February 23, 2010, the U.S. Patent and Trademark Office (PTO) issued a notice of allowance for our patent application for the microsphere long acting injectable (or depot) formulation of Fanapt®. Subsequently, on August 3, 2010, the PTO informed us that the patent has been issued with a patent term adjustment of 605 days, extending the patent expiration date to June 27, 2023.

As a result of the FDA’s approval of the new drug application (NDA) for Fanapt®, we met a milestone under the original sublicense agreement which required us to make a milestone payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®.

•	Tasimelteon. Tasimelteon is an oral compound in development for sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Sleep/Wake Disorder (N24HSWD) in blind individuals with no light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of

FDA user fees, and up to seven years of market exclusivity upon marketing approval. We plan to initiate additional clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals with no light perception in the third quarter of 2010. The first trial will be a randomized, double-blind, placebo-controlled study with an enrollment of approximately 160 patients with N24HSWD. The trial will include measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the environment. We are also prepared to initiate a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial will be an open-label safety study with an enrollment of approximately 140 patients with N24HSWD. We plan to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a marketing authorization application to the European Medicines Agency (EMA). The application for orphan designation from the EMA is pending. Tasimelteon is also ready for Phase II trials for the treatment of depression. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our compounds. Our ability to generate revenue and achieve profitability largely depends on Novartis’ ability to successfully commercialize Fanapt® in the U.S. and to successfully develop and commercialize Fanapt® in Canada and upon our ability, alone or with others, to complete the development of our products or product candidates, and to obtain the regulatory approvals for and manufacture, market and sell our products and product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part II of this quarterly report on Form 10-Q, entitled “Risk Factors” and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

Revenues.  Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an up-front payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Revenue from the $200.0 million upfront payment will be recognized ratably on a straight-line basis from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). Revenue related to product sales is recognized upon delivery to Novartis. We recognize revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and earned.

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

The following table summarizes our product development initiatives for the three and six months ended June 30, 2010 and 2009. Included in this table are the research and development expenses recognized in connection with our products in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Direct project costs(1)
Fanapt®	$550,000	$6,031,000	$1,166,000	$7,467,000
Tasimelteon	1,608,000	662,000	2,626,000	1,112,000
Other product candidates	—	26,000	—	77,000

Total direct project costs	2,158,000	6,719,000	3,792,000	8,656,000

Indirect project costs(1)
Facility	150,000	141,000	307,000	312,000
Depreciation	47,000	59,000	102,000	122,000
Other indirect overhead	49,000	277,000	243,000	439,000

Total indirect project costs	246,000	477,000	652,000	873,000

Total research and development expenses	$2,404,000	$7,196,000	$4,444,000	$9,529,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. For the quarter ended June 30, 2010, we incurred general and administrative expenses in the aggregate of approximately $2.8 million, including stock-based compensation expenses of approximately $1.0 million.

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

As a result of the FDA’s approval of the NDA for Fanapt®, we met a milestone under our original sublicense agreement with Novartis which required us to make a milestone payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. Amortization of the intangible asset is recorded as a component of cost of goods sold.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairments of our intangible assets for six months ended June 30, 2010.

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

Revenue Recognition

Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an up-front payment, product revenue and future milestone and royalty revenues. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Pursuant to the amended and restated sublicense agreement, Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million in December of 2009. Pursuant to the amended and restated sublicense agreement, we established a Joint Steering Committee (JSC) with Novartis following the effective date of the amended and restated sublicense agreement. We expect to have an active role on the JSC and concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, we deem the performance period of the JSC to be the life of the U.S. patent of Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). We recognize revenue related to Fanapt® royalties and commercial and development milestones as they are realizable and earned, and product revenue upon delivery of our products to Novartis.

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

Total employee stock-based compensation expense, related to all of the Company’s stock-based awards, during the three and six months ended June 30, 2010 and 2009 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Research and development	$661,000	$582,000	$1,554,000	$810,000
General and administrative	983,000	2,172,000	1,179,000	4,247,000

Stock-based compensation expense	$1,644,000	$2,754,000	$2,733,000	$5,057,000

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

Results of Operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of June 30, 2010, we had a deficit accumulated of approximately $259.0 million.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenues.  Revenues were $8.3 million for the three months ended June 30, 2010 compared to revenues of $0 for the three months ended June 30, 2009. Revenues for the three months ended June 30, 2010 included $6.7 million recognized from Novartis related to straight-line recognition of up-front license fees, $1.5 million for Fanapt® product sales to Novartis and $69,000 in royalty revenue based on second quarter 2010 sales of Fanapt®. Novartis launched Fanapt® in January 2010. Despite a significant growth of Fanapt® prescription demand in the second quarter, royalty revenue decreased from the first quarter due to the amount of revenue in the first quarter related to the stocking of pharmacies for the product launch.

Cost of sales.  Cost of sales were $1.9 million for the three months ended June 30, 2010 compared to cost of sales of $0.2 million for the three months ended June 30, 2009. Cost of sales for the three months ended June 30, 2010 consisted of $0.4 million resulting from the amortization of the capitalized intangible asset related to the milestone payment to Novartis and $1.5 million for the inventory sold to Novartis. Prior to approval of Fanapt® by the FDA in May 2009 all inventory costs were expensed as research and development. Cost of sales of $0.2 million for the three months ended June 30, 2009 resulted from the amortization of the capitalized intangible asset related to the $12.0 million milestone payment to Novartis in May 2009.

Research and development expenses.  Research and development expenses decreased by approximately $4.8 million, or 66.6%, to approximately $2.4 million for the three months ended June 30, 2010 compared to approximately $7.2 million for the three months ended June 30, 2009.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,	June 30,
	2010	2009

Direct project costs:
Clinical trials	$284,000	$14,000
Contract research and development, consulting, materials and other direct costs	570,000	5,594,000
Salaries, benefits and related costs	656,000	529,000
Stock-based compensation	648,000	582,000

Total direct costs	2,158,000	6,719,000
Indirect project costs	246,000	477,000

Total	$2,404,000	$7,196,000

Direct costs decreased approximately $4.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as a result of lower contract research and development, consulting and other direct costs combined with increases in clinical trials, salaries, benefits and related stock based compensation. Contract research and development, consulting, materials and other direct costs decreased approximately $5.0 million for the three months ended June 30, 2010 relative to the three months ended June 30, 2009, primarily due to reduced expenses of $5.3 million for the regulatory consultants who assisted us in the first quarter of 2009 in our efforts to obtain FDA approval of Fanapt® and $0.3 million increase in clinical manufacturing costs related to the tasimelteon trials which started in the second quarter of 2010.

General and administrative expenses.  General and administrative expenses decreased by approximately $2.1 million, or 43.0%, to approximately $2.8 million for the three months ended June 30, 2010 from approximately $5.0 million for the three months ended June 30, 2009.

The following table discloses the components of our general and administrative expenses for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,	June 30,
	2010	2009

Salaries, benefits and related costs	$441,000	$501,000
Stock-based compensation	983,000	2,172,000
Marketing, legal, accounting and other professional expenses	824,000	1,688,000
Other expenses	594,000	627,000

Total	$2,842,000	$4,988,000

Stock-based compensation expense decreased by approximately $1.2 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, as a result of a decreased number of shares vesting during the three months ending June 30, 2010. Marketing, legal, accounting and other professional costs decreased by approximately $0.9 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due a decrease in marketing expenses relating to Fanapt® for the three months ending June 30, 2010. The higher fees in the three months ended June 30, 2009 were primarily due to additional marketing costs incurred in connection with our attendance at the American Psychiatric Convention held in the second quarter of 2009.

Other income, net.  Interest and other income in the three months ended June 30, 2010 was approximately $85,000 compared to approximately $21,000 in the three months ended June 30, 2009. Interest income was higher for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, due to a higher cash balance from the receipt of the $200.0 million upfront payment from Novartis received at the end of 2009.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Revenues.  Revenues were $20.7 million for the six months ended June 30, 2010 compared to revenues of $0 for the six months ended June 30, 2009. Revenues for the six months ended June 30, 2010 included $13.3 million recognized from Novartis related to straight-line recognition of up-front license fees, $5.3 million for Fanapt® product sales to Novartis and $2.1 million in royalty revenue based on first and second quarter 2010 sales of Fanapt®. Novartis launched Fanapt® in January 2010.

Cost of sales.  Cost of sales were $3.6 million for the six months ended June 30, 2010 compared to cost of sales of $0.2 million for the six months ended June 30, 2009. Cost of sales for the six months ended June 30, 2010 consisted of $0.7 million resulting from the amortization of the capitalized intangible asset related to the $12.0 million milestone payment to Novartis and $2.9 million for the inventory sold to Novartis. Prior to approval of Fanapt® by the FDA in May 2009 all inventory costs were expensed as research and development. Cost of sales of $0.2 million for the six months ended June 30, 2009 resulted from the amortization of the capitalized intangible asset related to the $12.0 million milestone payment to Novartis in May 2009.

Research and development expenses.  Research and development expenses decreased by approximately $5.1 million, or 53.4%, to approximately $4.4 million for the six months ended June 30, 2010 compared to approximately $9.5 million for the six months ended June 30, 2009.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,	June 30,
	2010	2009

Direct project costs:
Clinical trials	$286,000	$35,000
Contract research and development, consulting, materials and other direct costs	621,000	6,782,000
Salaries, benefits and related costs	1,361,000	1,029,000
Stock-based compensation	1,524,000	810,000

Total direct costs	3,792,000	8,656,000
Indirect project costs	652,000	873,000

Total	$4,444,000	$9,529,000

Direct costs decreased approximately $4.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as a result of lower consulting and other direct costs combined with increases in clinical trials, salaries, benefits and related stock based compensation. Contract research and development, consulting, materials and other direct costs decreased approximately $6.2 million for the six months ended June 30, 2010 relative to the six months ended June 30, 2009, primarily due to reduced expenses of $5.3 million for the regulatory consultants who assisted us during the six months ended June 30, 2009 in our efforts to obtain FDA approval of Fanapt® and $0.4 million reduction in costs for the completion of the carcinogenicity study for Fanapt® in the end of December of 2009. Salaries, benefits and related costs increased approximately $0.3 million for the six months ended June 30, 2010 relative to the six months ended June 30, 2009 primarily due the quarterly accrual for employee cash incentive awards. For the second quarter of 2009, there was no accrual for cash incentive awards due to the pending review of the Fanapt® NDA with the FDA. Stock-based compensation expense for the six months ended June 30, 2010 increased by approximately $0.7 million compared to the six months ended June 30, 2009 as a result of the expense generated by options granted in the fourth quarter of 2009 and the RSU awards granted in January 2010 to employees.

General and administrative expenses.  General and administrative expenses decreased by approximately $3.9 million, or 42.1%, to approximately $5.3 million for the six months ended June 30, 2010 from approximately $9.2 million for the six months ended June 30, 2009.

The following table discloses the components of our general and administrative expenses for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,	June 30,
	2010	2009

Salaries, benefits and related costs	$1,012,000	$967,000
Stock-based compensation	1,179,000	4,247,000
Marketing, legal, accounting and other professional expenses	1,885,000	2,831,000
Other expenses	1,255,000	1,167,000

Total	$5,331,000	$9,212,000

Stock-based compensation expense decreased by approximately $3.1 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, as a result of the cancellation of unvested options during the six months ending June 30, 2010. Marketing, legal, accounting and other professional costs decreased by approximately $0.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due a decrease in commercial costs related to Fanapt® expensed and a decrease in legal fees for the six months ending June 30, 2010. The higher legal fees in the six months ended June 30, 2009 were due to additional legal fees incurred in connection with a potential proxy contest.

Other income, net.  Interest and other income in the six months ended June 30, 2010 was approximately $0.1 million compared to approximately $75,000 in the six months ended June 30, 2009. Interest income was higher for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, due to a higher cash balance from the receipt of the $200.0 million upfront payment from Novartis at the end of 2009.

Liquidity and Capital Resources

As of June 30, 2010, our total cash and cash equivalents and marketable securities were approximately $207.1 million compared to approximately $205.3 million at December 31, 2009. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. As of June 30, 2010, we also held a non-current deposit of $430,000 that is used to collateralize a letter of credit issued for our current office lease in Rockville, Maryland which expires in 2016.

As of June 30, 2010, we maintained all of our cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

FASB guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2010, we held certain assets that are required to be measured at fair value on a recurring basis.

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Description:
Available-for-sale securities	$61,467,000	$3,249,000	$58,218,000	$—

Total	$61,467,000	$3,249,000	$58,218,000	$—

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

We entered into an amended and restated sublicense agreement in 2009 with Novartis to commercialize Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million, and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We will recognize the $200.0 million upfront payment ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). We also receive royalties, which, as a percentage of net sales, are in the low double digits, on net sales of Fanapt® in the U.S. and Canada. During the six months ended June 30, 2010, we recorded approximately $13.3 million in licensing revenue. To date, we have recognized product revenue of approximately $5.3 million from product sold to Novartis and $2.1 million in royalty revenue. We recognize product revenue on the sale of the existing Fanapt® product to Novartis upon delivery to Novartis and royalty revenue when realizable and earned. Other than participation in the JSC, we have no control over the progress of Novartis’ commercial plans. We cannot forecast with any degree of certainty the achievement of milestones and royalties under this agreement.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We plan to conduct additional clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals with no light perception beginning in the third quarter of 2010. The first trial will be a randomized, double-blind, placebo-controlled study with an enrollment of approximately 160 patients with N24HSWD. The trial will include measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the environment. The duration and cost of clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. In addition, orphan clinical trials create an additional challenge due to the limited number of available patients afflicted with the disease.

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

Cash Flow

The following table summarizes our cash flows for the six months ended June 30, 2010, and June 30, 2009:

	Six Months Ended
	June 30,	June 30,
	2010	2009

Net cash provided by (used in)
Operating activities	$(728,000)	$(11,242,000)
Investing activities	(61,311,000)	(4,706,000)
Financing activities	2,394,000	883,000

Net change in cash and cash equivalents	$(59,645,000)	$(15,065,000)

Net cash used in operations was approximately $0.7 million and approximately $11.2 million for the six months ended June 30, 2010 and 2009, respectively. Net cash used in operations for the six months ended June 30, 2010 consisted of net income for the six months ended June 30, 2010 of approximately $1.8 million, an increase in non-cash items of $1.9 million, the receipt of $2.5 million in amounts due from Novartis for the remaining finished product and royalty revenue, a decrease in inventory of $2.4 million for the final inventory sold to Novartis, a decrease of $13.3 million in the deferred revenue related to the upfront payment received from Novartis in December 2009, a decrease of $0.6 million in prepaid expenses and other current assets, a decrease of $2.3 million in accounts payable and accrued expenses, an increase of $5.8 million in accrued income taxes and an increase in other working capital of $0.1 million. Net cash used in investing activities for the six months ended June 30, 2010 was approximately $61.3 million and consisted primarily of net purchases of marketable securities. The $2.4 million provided by financing activities for the six months ended June 30, 2010 relates to the $1.7 million in excess tax benefits from the exercise of stock options and $0.7 million received from the exercise of stock options.

Contractual Obligations and Commitments

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current headquarters located in Rockville, Maryland, expiring in 2016.

The following table summarizes our long-term contractual cash obligations as of June 30, 2010:

	Cash payments due by period
		July to
		December					After
	Total	2010	2011	2012	2013	2014	2014

Operating leases	$4,635,000	$353,000	$727,000	$749,000	$771,000	$795,000	$1,240,000

Total	$4,635,000	$353,000	$727,000	$749,000	$771,000	$795,000	$1,240,000

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

We are currently committed to $3.0 million in outstanding manufacturing purchase orders for the commercial supply of Fanapt®. These commitments will be assumed by Novartis pursuant to the amended and restated sublicense agreement.

License agreements.  In February 2004 and June 2004, we entered into separate licensing agreements with BMS and Novartis, respectively, for the exclusive rights to develop and commercialize tasimelteon and Fanapt®. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We are obligated to make (in the case of tasimelteon and, in the case of Fanapt® in the U.S. and Canada, are entitled to receive) payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones. If the products are successfully commercialized we will be required to pay certain royalties (and in the case of Fanapt® in the U.S. and Canada, will be entitled to receive) based on net sales for each of the licensed products. Please see the notes to the consolidated financial statements included with this report for a more detailed description of these license agreements.

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with BMS and subsequently paid a license fee of $1.0 million.

As a result of the acceptance by FDA of the NDA for Fanapt® in October 2007, we met a milestone under our original sublicense agreement with Novartis and subsequently paid a $5.0 million milestone fee. As a result of the FDA’s approval of the NDA for Fanapt®, we met an additional milestone under the original sublicense agreement with Novartis which required us to make a milestone payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of June 30, 2010, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors.

Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer be required to make any future milestone payments with respect to sales of Fanapt® or any royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we will have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the our management, including the Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2010, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Effective March 26, 2010, our Senior Vice President/Chief Business Officer resigned. We are executing changes to our key controls to mitigate segregation of duties issues related to his resignation. However, the changes did not materially affect internal control over financial reporting as of June 30, 2010.

As previously reported in the Current Report on Form 8-K filed on July 9, 2010, Stephanie R. Irish, our Acting Chief Financial Officer, Secretary, Treasurer and principal financial and accounting officer, indicated that she will resign from the Company, effective August 6, 2010, to pursue other opportunities. We do not believe that her departure will have a material impact on our internal control over financial reporting. Following Ms. Irish’s resignation, Mihael H. Polymeropoulos M.D., our President and Chief Executive Officer, will serve as our principal financial and accounting officer until a permanent replacement is identified.

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

August 6, 2010
/s/  Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal executive officer)

August 6, 2010
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