Form 10-Q
period 2010-09-30
Vanda Pharmaceuticals Inc.
filed 2010-11-08
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 5, 2010, there were 28,041,379 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2010

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$102,467,982	$205,295,488
Marketable securities	99,592,086	—
Accounts receivable	494,028	3,163,898
Inventory	—	2,398,517
Prepaid expenses, deposits and other current assets	1,901,682	2,092,581
Deferred tax asset, current portion	1,554,099	—

Total current assets	206,009,877	212,950,484
Property and equipment, net	1,015,363	1,316,302
Intangible asset, net	9,898,976	11,017,065
Restricted cash	430,230	430,230

Total assets	$217,354,446	$225,714,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$295,478	$2,423,877
Accrued liabilities	1,776,046	2,321,301
Accrued income taxes	3,234,732	—
Deferred revenues, current portion	26,788,991	26,788,991

Total current liabilities	32,095,247	31,534,169
Deferred rent	494,370	506,852
Deferred revenues, noncurrent portion	150,605,505	170,642,202

Total liabilities	183,195,122	202,683,223
Commitments
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2010 and December 31, 2009; and 28,011,844 and 27,568,595 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	28,012	27,569
Additional paid-in capital	289,919,532	283,836,642
Accumulated other comprehensive income	51,945	—
Accumulated deficit	(255,840,165)	(260,833,353)

Total stockholders’ equity	34,159,324	23,030,858

Total liabilities and stockholders’ equity	$217,354,446	$225,714,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues:
Licensing agreement	$6,752,293	$—	$20,036,697	$—
Royalty revenue	494,028	—	2,630,107	—
Product sales	—	—	5,290,150	—

Total revenues	7,246,321	—	27,956,954	—

Operating expenses:
Cost of sales, licensing agreement	376,792	376,792	1,118,089	606,143
Cost of sales, product sales	—	—	2,890,746	—
Research and development	4,072,189	2,091,984	8,516,382	11,620,918
General and administrative	2,053,584	5,266,434	7,384,502	14,478,786

Total operating expenses	6,502,565	7,735,210	19,909,719	26,705,847

Income (loss) from operations	743,756	(7,735,210)	8,047,235	(26,705,847)
Interest income	155,739	9,842	288,574	84,391

Income (loss) before tax provision	899,495	(7,725,368)	8,335,809	(26,621,456)
Tax provision (benefit)	(2,284,987)	—	3,342,621	—

Net income (loss)	$3,184,482	$(7,725,368)	$4,993,188	$(26,621,456)

Net income (loss) per share:
Basic and diluted	$0.11	$(0.28)	$0.18	$(0.99)

Shares used in calculation of net income (loss) per share:
Basic	28,003,453	27,196,694	27,872,542	26,920,742

Diluted	28,466,532	27,196,694	28,429,223	26,920,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Comprehensive
	Shares	Par Value	Capital	Income	Deficit	Income	Total

Balances at December 31, 2009	27,568,595	$27,569	$283,836,642	$—	$(260,833,353)		$23,030,858
Issuance of common stock from exercised stock options/restricted stock units	443,249	443	774,373	—			774,816
Employee stock-based compensation	—	—	3,529,864	—	—		3,529,864
Non-employee stock-based compensation	—	—	116,665	—	—		116,665
Excess tax benefits from exercise of stock options	—	—	1,661,988	—	—		1,661,988
Comprehensive income:
Net income	—	—	—	—	4,993,188	$4,993,188
Net unrealized gain on marketable securities	—	—	—	51,945	—	51,945

Comprehensive income	—	—	—	—	—	$5,045,133	5,045,133

Balances at September 30, 2010	28,011,844	$28,012	$289,919,532	$51,945	$(255,840,165)		$34,159,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$4,993,188	$(26,621,456)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	257,903	346,785
Employee and non-employee stock-based compensation	3,646,529	8,708,726
Loss on disposal of assets	(23,185)	—
Amortization of premiums and discounts on marketable securities	(11,731)	122,963
Amortization of intangible assets	1,118,089	606,143
Deferred tax asset	(1,554,099)	—
Changes in assets and liabilities:
Accounts receivable	2,669,870	—
Inventory	2,398,517	(1,758,427)
Prepaid expenses, deposits and other current assets	190,899	(1,345,383)
Accounts payable	(2,128,399)	833,854
Accrued liabilities	(545,255)	(852,389)
Accrued income taxes	3,234,732	—
Other liabilities	(12,482)	3,061
Deferred revenues	(20,036,697)	—

Net cash used in operating activities	(5,802,121)	(19,956,123)
Cash flows from investing activities
Acquisition of intangible asset	—	(7,000,000)
Proceeds from sales of property and equipment	66,221	—
Purchases of marketable securities	(124,028,410)	(11,365,815)
Proceeds from sales of marketable securities	—	126,547
Maturities of marketable securities	24,500,000	15,250,000

Net cash used in investing activities	(99,462,189)	(2,989,268)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	1,661,988	—
Proceeds from exercise of stock options	774,816	1,283,734

Net cash provided by financing activities	2,436,804	1,283,734
Net change in cash and cash equivalents	(102,827,506)	(21,661,657)
Cash and cash equivalents
Beginning of period	205,295,488	39,079,304

End of period	$102,467,982	$17,417,647

Supplemental disclosure of non-cash investing activities
Intangible asset acquisition included in accounts payable	$—	$5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, Fanapt® (iloperidone), which Novartis Pharma AG (Novartis) began marketing in the U.S. in the first quarter of 2010, is a compound for the treatment of schizophrenia. On May 6, 2009, the United States Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis. Vanda had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which Vanda obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million at the end of 2009 and is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda will have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. On February 23, 2010, the U.S. Patent and Trademark Office (PTO) issued a notice of allowance for Vanda’s patent application for the microsphere long acting injectable (or depot) formulation of Fanapt®. On August 3, 2010, the PTO informed Vanda that the patent has been issued with a patent term adjustment of 605 days, extending the patent expiration date to June 27, 2023. Subsequently, on October 28, 2010, the PTO informed Vanda that it has granted an additional patent term adjustment of 59 days, making the total extension 664 days and making the patent expiration date August 25, 2023. Vanda continues to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On November 1, 2010, the Therapeutic Goods Administration of Australia’s Department of Health and Ageing, accepted for evaluation Vanda’s application for marketing approval.

Tasimelteon is an oral compound in development for the treatment of sleep and mood disorders including Circadian Rhythm Sleep Disorders (CRSD). On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24 Hour Sleep/Wake Disorder (N24HSWD) in blind individuals with no light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including study design assistance, waiver of FDA user fees, tax credits and up to seven years of market exclusivity upon marketing approval. Vanda initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals with no light perception in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. Vanda also initiated a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of approximately 140 patients with N24HSWD. Vanda plans to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a new drug application (NDA) to the FDA and a marketing authorization application to the European

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Medicines Agency (EMA). The application for orphan designation from the EMA is pending. Tasimelteon is also ready for Phase II trials for the treatment of depression. Given the range of potential indications for tasimelteon, Vanda may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

Throughout this quarterly report on Form 10-Q, we refer to Fanapt® within the U.S. and Canada as our partnered product and we refer to Fanapt® outside the U.S. and Canada and tasimelteon as our products. All other compounds are referred to as our product candidates. In addition, we refer to our partnered products, products and product candidates collectively as our compounds. Moreover, we refer to drug products generally as drugs or products.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2009 included in the Company’s annual report on Form 10-K. The financial information as of September 30, 2010 and for the period of the three and nine months ended September 30, 2010 and 2009, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2009 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the nine months ended September 30, 2010.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At September 30, 2010, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Total employee stock-based compensation expense recognized during the three and nine months ended September 30, 2010 and 2009 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Research and development	$428,853	$707,646	$1,982,788	$1,517,324
General and administrative	368,174	2,555,576	1,547,076	6,803,075

Stock-based compensation expense	$797,027	$3,263,222	$3,529,864	$8,230,399

Stock-based compensation expense per share of common stock:
Basic	$0.03	$0.12	$0.13	$0.31

Diluted	$0.03	$0.12	$0.12	$0.31

Shares used in calculation of stock-based compensation expense per share
Basic	28,003,453	27,196,694	27,872,542	26,920,742

Diluted	28,466,532	27,196,694	28,429,223	26,920,742

As of September 30, 2010, approximately $6.3 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.31 years. The total income tax benefit recognized in the unaudited consolidated statement of changes in stockholders’ equity for the stock-based compensation arrangements was $1.7 million and $0 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 690,952 shares were subject to outstanding options granted under the 2004 Plan as of September 30, 2010, and no additional options will be granted under this plan. As of September 30, 2010, there are 5,619,924 shares of the Company’s common stock reserved under the 2006 Plan of which 3,095,422 shares were subject to outstanding options and restricted stock units (RSUs) issued to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of September 30, 2010. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the shares subject to the option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Expected dividend yield	0%	0%
Weighted average expected volatility	68%	68%
Weighted average expected term (years)	6.03	6.03
Weighted average risk-free rate	2.38%	2.95%

A summary of option activity for the 2004 Plan as of September 30, 2010, and changes during the nine months then ended is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price at	Remaining Term	Intrinsic
	Shares	Grant Date	(Years)	Value

Outstanding at December 31, 2009	732,894	$1.97
Exercised	(41,938)	$4.65
Forfeited	(4)	$4.73
Cancelled	—	—

Outstanding at September 30, 2010	690,952	$1.81	5.03	$3,363,232

Exercisable at September 30, 2010	690,952	$1.81	5.03	$3,363,232

A summary of option activity for the 2006 Plan as of September 30, 2010, and changes during the nine months then ended is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price at	Remaining Term	Intrinsic
	Shares	Grant Date	(Years)	Value

Outstanding at December 31, 2009	3,484,845	$15.91
Granted	225,000	$8.33
Exercised	(112,311)	$5.16
Forfeited	(269,595)	$26.83
Cancelled	(465,767)	$13.05

Outstanding at September 30, 2010	2,862,172	$15.18	7.87	$1,144,665

Exercisable at September 30, 2010	1,617,709	$18.49	7.25	$649,989

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2010 was $5.21 per share. For the nine months ended September 30, 2010 and 2009, the Company received a total of $774,816 and $1,283,734, respectively, in cash from options exercised under the stock-based arrangements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU was based on the closing price of the Company’s stock on the date of grant which equals the RSUs intrinsic value. On December 17, 2009, the Compensation Committee approved RSUs for each of the Company’s employees to be awarded on January 1, 2010. These awards vest in equal annual installments over four years beginning January 1, 2011, provided that the employee remains employed with us. As of September 30, 2010, there was approximately $2,059,444 of total unrecognized compensation cost related to unvested RSU awards granted under the Company’s stock incentive plans.

A summary of RSU activity for the 2006 Plan as of September 30, 2010, and changes during the nine months then ended are as follows:

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Unvested at December 31, 2009	12,500	$0.80	$140,625
Granted	292,250	$11.35
Vested	(2,500)	$0.80
Cancelled	(69,000)	$11.67

Unvested at September 30, 2010	233,250	$10.80	$1,541,783

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following schedule presents the calculation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Numerator:
Net income (loss)	$3,184,482	$(7,725,368)	$4,993,188	$(26,621,456)

Denominator:
Weighted average shares of common stock outstanding, basic	28,003,453	27,196,694	27,872,542	26,920,742
Stock options and restricted stock units related to the issuance of common stock	463,079	—	556,681	—

Weighted average shares of common stock outstanding, diluted	28,466,532	27,196,694	28,429,223	26,920,742

Basic and diluted net income (loss) per share applicable to common stockholders	$0.11	$(0.28)	$0.18	$(0.99)

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Options to purchase common stock and restricted stock units	3,786,374	4,320,992	3,786,374	4,320,992

The Company incurred a net loss for the three and nine months ended September 30, 2009, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in diluted loss per share and basic loss per share attributable to common stockholders being equivalent.

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Short-term :
U.S. Treasury and government agencies	$10,813,685	$368	$(1,103)	$10,812,950
U.S. corporate debt	88,726,456	59,779	(7,099)	88,779,136

	$99,540,141	$60,147	$(8,202)	$99,592,086

As of December 31, 2009, the Company did not hold any available-for-sale marketable securities.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

5.	Inventory

The carrying amounts of inventories are as follows:

	September 30,	December 31,
	2010	2009

Raw materials	$—	$1,094,388
Finished goods	—	1,304,129

Total inventory	$—	$2,398,517

Pursuant to the amended and restated sublicense agreement with Novartis, Novartis was obligated to purchase all Fanapt® inventory following the effective date of the agreement, subject to such inventory meeting certain requirements. The Company sold its entire stock of finished product and the remainder of its raw materials to Novartis in the first six months of 2010.

6.	Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Current deposits with vendors	$50,000	$150,000
Prepaid insurance	388,990	283,839
Other prepaid expenses and advances	1,341,119	1,657,521
Accrued interest income	121,573	1,221

Total prepaid expenses, deposits and other current assets	$1,901,682	$2,092,581

7.	Property and Equipment, Net

The following is a summary of the Company’s property and equipment-at cost, as of September 30, 2010 and December 31, 2009:

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2010	2009

Laboratory equipment	5	$1,281,877	$1,348,098
Computer equipment	3	763,894	763,894
Furniture and fixtures	7	705,784	705,784
Leasehold improvements	10	844,158	844,158

		3,595,713	3,661,934
Less—accumulated depreciation and amortization		(2,580,350)	(2,345,632)

		$1,015,363	$1,316,302

Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 were $257,903 and $346,785, respectively.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

8.	Intangible Asset, Net

The intangible asset consists of the following as of September 30, 2010:

	September 30, 2010
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount

Fanapt®	8 years	$12,000,000	$2,101,024	$9,898,976

		$12,000,000	$2,101,024	$9,898,976

The intangible asset consisted of the following as of December 31, 2009:

	December 31, 2009
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount

Fanapt®	8 years	$12,000,000	$982,935	$11,017,065

		$12,000,000	$982,935	$11,017,065

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

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $1,118,089 and $606,143 for the nine months ended September 30, 2010 and 2009, respectively. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

9.	Accrued Liabilities

The following is a summary of accrued liabilities as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Accrued research and development expenses	$851,135	$1,033,339
Accrued consulting and other professional fees	264,064	1,076,111
Employee benefits	633,847	106,126
Other accrued expenses	27,000	105,725

Total accrued liabilities	$1,776,046	$2,321,301

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

10.	Revenue Recognition

The Company’s revenue consisted of the following:

	December 31, 2009	Revenue	September 30, 2010
	Deferred Revenue	Recognized	Deferred Revenue
Revenues:
Licensing agreement	$197,431,193	$20,036,697	$177,394,496
Royalty revenue	—	2,630,107	—
Product sales	—	5,290,150	—

Total revenues	$197,431,193	$27,956,954	$177,394,496

Vanda entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December of 2009. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent. For the nine months ended September 30, 2010, the Company recognized $20.0 million of revenue for the licensing agreement. Vanda recognized $5.3 million for product sold to Novartis for the nine months ended September 30, 2010. Vanda recognizes product revenue upon delivery of our products to Novartis. Vanda recognized royalty revenue of $2.6 million for the nine months ended September 30, 2010. Royalty revenue is based on a percentage of the quarterly net sales of Fanapt® sold in the U.S. and Canada by Novartis and is recorded when reliably measurable and earned.

11.	Commitments and Contingencies

Operating leases

The Company has commitments totaling approximately $4.5 million under operating real estate leases for its headquarters located in Rockville, Maryland, expiring in 2016.

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

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of September 30, 2010.

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

On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis which amended and restated the June 2004 sublicense agreement with Novartis. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million and Vanda is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada.

Vanda may lose its rights to develop and commercialize Fanapt® outside the U.S. and Canada if it fails to comply with certain requirements in the amended and restated sublicense agreement regarding its financial condition, or if Vanda fails to comply with certain diligence obligations regarding its development or

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Future license payments.  No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of September 30, 2010, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

Research and development and marketing agreements

In the course of its business the Company regularly enters into agreements with clinical organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for clinical services may be terminated on no more than 60 days notice

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. The Company has transitioned all outstanding manufacturing purchase orders for the raw material supply of Fanapt® to Novartis.

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

The Company recorded a tax provision of $3.3 million and $0 for the nine months ended September 30, 2010 and 2009, respectively. At December 31, 2009, the Company provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating losses could not be sufficiently assured. As a result of the Company’s ability in future years to carryback reversing temporary differences which generate tax deductions to offset current year taxes payable, during the nine months ended September 30, 2010 the Company recorded approximately $1.6 million of deferred tax assets. The Company provided a valuation allowance for the remaining net deferred tax assets since realization of any future benefit from deductible temporary differences is not more likely than not at September 30, 2010. In the third quarter of 2010, the Company determined that there was an error in the calculation of reversing temporary differences which generate tax deductions. This error resulted in an understatement of the first quarter 2010 tax expense of approximately $430,000 and an understatement of the second quarter of 2010 tax benefit of approximately ($190,000). The Company corrected these errors in the third quarter of 2010 by recording a cumulative adjustment of approximately $240,000. The Company evaluated these errors in relation to the current period, which is when they were corrected, as well as the prior two periods in which they originated. The Company believes these errors are immaterial to the consolidated quarterly financial statements.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

13.	Fair Value Measurements

FASB guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Description:
Available-for-sale securities	$99,592,086	$10,812,950	$88,779,136	$—

Total	$99,592,086	$10,812,950	$88,779,136	$—

As of December 31, 2009, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•	Fanapt® (iloperidone). We have developed Fanapt®, and will continue to develop it outside the U.S. and Canada, to treat schizophrenia. On May 6, 2009, the United States Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapt® in the U.S. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. On February 23, 2010, the U.S. Patent and Trademark Office (PTO) issued a notice of allowance for our patent application for the microsphere long acting injectable (or depot) formulation of Fanapt®. On August 3, 2010, the PTO informed us that the patent has been issued with a patent term adjustment of 605 days, extending the patent expiration date to June 27, 2023. Subsequently, on October 28, 2010, the PTO informed us that it has granted an additional patent term adjustment of 59 days, making the total extension 664 days and making the patent expiration date August 25, 2023. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On November 1, 2010, the Therapeutic Goods Administration of Australia’s Department of Health and Ageing, accepted for evaluation our application for marketing approval.

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

provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. We initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals with no light perception in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. We also initiated a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of approximately 140 patients with N24HSWD. We plan to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a marketing authorization application to the European Medicines Agency (EMA). The application for orphan designation from the EMA is pending. Tasimelteon is also ready for Phase II trials for the treatment of depression. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

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

The following table summarizes our product development initiatives for the three and nine months ended September 30, 2010 and 2009. Included in this table are the research and development expenses recognized in connection with our products in clinical development. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Direct project costs(1)
Fanapt®	$992,000	$977,000	$2,158,000	$8,444,000
Tasimelteon	2,723,000	685,000	5,349,000	1,797,000
Other product candidates	—	24,000	—	101,000

Total direct project costs	3,715,000	1,686,000	7,507,000	10,342,000

Indirect project costs(1)
Facility	150,000	153,000	459,000	465,000
Depreciation	42,000	57,000	144,000	179,000
Other indirect overhead	165,000	196,000	406,000	635,000

Total indirect project costs	357,000	406,000	1,009,000	1,279,000

Total research and development expenses	$4,072,000	$2,092,000	$8,516,000	$11,621,000

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. For the quarter ended September 30, 2010, we incurred general and administrative expenses in the aggregate of approximately $2.1 million, including stock-based compensation expenses of approximately $0.4 million.

Interest income.  Interest income consists of interest earned on our cash and cash equivalents, marketable securities and restricted cash.

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

Total employee stock-based compensation expense, related to all of the Company’s stock-based awards, during the three and nine months ended September 30, 2010 and 2009 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Research and development	$429,000	$708,000	$1,983,000	$1,517,000
General and administrative	368,000	2,555,000	1,547,000	6,803,000

Stock-based compensation expense	$797,000	$3,263,000	$3,530,000	$8,320,000

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

Results of Operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of September 30, 2010, we had a deficit accumulated of approximately $256.0 million.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenues.  Revenues were $7.2 million for the three months ended September 30, 2010 compared to revenues of $0 for the three months ended September 30, 2009. Revenues for the three months ended September 30, 2010 included $6.7 million recognized from Novartis related to straight-line recognition of up-front license fees and $0.5 million in royalty revenue based on third quarter 2010 sales of Fanapt®. Novartis launched Fanapt® in January 2010.

Cost of sales.  Cost of sales were $0.4 million for the three months ended September 30, 2010 compared to cost of sales of $0.4 million for the three months ended September 30, 2009. Cost of sales for the three months ended

September 30, 2010 and 2009 consisted of $0.4 million resulting from the amortization of the capitalized intangible asset related to the milestone payment to Novartis in May 2009.

Research and development expenses.  Research and development expenses increased by approximately $2.0 million, or 95.2%, to approximately $4.1 million for the three months ended September 30, 2010 compared to approximately $2.1 million for the three months ended September 30, 2009.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,	September 30,
	2010	2009

Direct project costs:
Clinical trials	$1,210,000	$2,000
Contract research and development, consulting, materials and other direct costs	1,343,000	512,000
Salaries, benefits and related costs	733,000	464,000
Stock-based compensation	429,000	708,000

Total direct costs	3,715,000	1,686,000
Indirect project costs	357,000	406,000
Total	$4,072,000	$2,092,000

Direct costs increased approximately $2.0 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 as a result of increases in clinical trial costs, contract research and development, consulting and other direct costs and salaries, benefits and related costs partially offset by lower stock based compensation. Clinical trials costs increased by $1.2 million for the three months ended September 30, 2010 relative to the three months ended September 30, 2009, primarily due to costs related to the tasimelteon trials for the treatment of N24HSWD in blind individuals which began in the third quarter of 2010. Contract research and development, consulting, materials and other direct costs increased approximately $0.8 million for the three months ended September 30, 2010 relative to the three months ended September 30, 2009, primarily due to costs related to the tasimelteon trials for the treatment of N24HSWD in blind individuals which began in the third quarter of 2010.

General and administrative expenses.  General and administrative expenses decreased by approximately $3.2 million, or 60.4%, to approximately $2.1 million for the three months ended September 30, 2010 from approximately $5.3 million for the three months ended September 30, 2009.

The following table discloses the components of our general and administrative expenses for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,	September 30,
	2010	2009

Salaries, benefits and related costs	$334,000	$408,000
Stock-based compensation	368,000	2,555,000
Marketing, legal, accounting and other professional expenses	732,000	1,755,000
Other expenses	620,000	548,000

Total	$2,054,000	$5,266,000

Stock-based compensation expense decreased by approximately $2.2 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, as a result of the cancellation of unvested options during the three months ending September 30, 2010. Marketing, legal, accounting and other professional costs decreased by approximately $1.0 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to a decrease in marketing expenses relating to Fanapt® for the three months ending September 30, 2010.

Interest income.  Interest income in the three months ended September 30, 2010 was approximately $0.2 million compared to approximately $10,000 in the three months ended September 30, 2009. Interest income was higher for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, due to a higher cash balance from the receipt of the $200.0 million upfront payment from Novartis received at the end of 2009.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Revenues.  Revenues were $28.0 million for the nine months ended September 30, 2010 compared to revenues of $0 for the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 included $20.0 million recognized from Novartis related to straight-line recognition of up-front license fees, $5.3 million for Fanapt® product sales to Novartis and $2.7 million in royalty revenue based on first, second and third quarter 2010 sales of Fanapt®. Novartis launched Fanapt® in January 2010.

Cost of sales.  Cost of sales were $4.0 million for the nine months ended September 30, 2010 compared to cost of sales of $0.6 million for the nine months ended September 30, 2009. Cost of sales for the nine months ended September 30, 2010 consisted of $1.1 million resulting from the amortization of the capitalized intangible asset related to the $12.0 million milestone payment to Novartis and $2.9 million for the inventory sold to Novartis. Prior to approval of Fanapt® by the FDA in May 2009 all inventory costs were expensed as research and development. Cost of sales of $0.6 million for the nine months ended September 30, 2009 resulted from the amortization of the capitalized intangible asset related to the $12.0 million milestone payment to Novartis in May 2009.

Research and development expenses.  Research and development expenses decreased by approximately $3.1 million, or 26.7%, to approximately $8.5 million for the nine months ended September 30, 2010 compared to approximately $11.6 million for the nine months ended September 30, 2009.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Direct project costs:
Clinical trials	$1,496,000	$37,000
Contract research and development, consulting, materials and other direct costs	1,916,000	7,295,000
Salaries, benefits and related costs	2,112,000	1,493,000
Stock-based compensation	1,983,000	1,517,000

Total direct costs	7,507,000	10,342,000
Indirect project costs	1,009,000	1,279,000
Total	$8,516,000	$11,621,000

Direct costs decreased approximately $2.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as a result of lower contract research and development, consulting and other direct costs combined with increases in clinical trials, salaries, benefits and related costs and stock based compensation. Clinical trials increased approximately $1.5 million for the nine months ended September 30, 2010 relative to the nine months ended September 30, 2009, primarily due to costs related to the tasimelteon trials for the treatment of N24HSWD in blind individuals which began in the third quarter of 2010. Contract research and development, consulting, materials and other direct costs decreased approximately $5.4 million for the nine months ended September 30, 2010 relative to the nine months ended September 30, 2009, primarily due to reduced expenses of $5.3 million for the regulatory consultants who assisted us during the nine months ended September 30, 2009 in our efforts to obtain FDA approval of Fanapt®.

General and administrative expenses.  General and administrative expenses decreased by approximately $7.1 million, or 49.0%, to approximately $7.4 million for the nine months ended September 30, 2010 from approximately $14.5 million for the nine months ended September 30, 2009.

The following table discloses the components of our general and administrative expenses for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Salaries, benefits and related costs	$1,346,000	$1,376,000
Stock-based compensation	1,547,000	6,802,000
Marketing, legal, accounting and other professional expenses	2,616,000	4,586,000
Other expenses	1,876,000	1,715,000

Total	$7,385,000	$14,479,000

Stock-based compensation expense decreased by approximately $5.3 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, as a result of the cancellation of unvested options during the nine months ending September 30, 2010 combined with historic higher priced options becoming nearly fully vested in the nine months ended September 30, 2009. Marketing, legal, accounting and other professional costs decreased by approximately $2.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a decrease in commercial costs related to Fanapt® expensed and a decrease in legal fees for the nine months ending September 30, 2010. The higher legal fees in the nine months ended September 30, 2009 were due to additional legal fees incurred in connection with a potential proxy contest.

Other income, net.  Interest and other income in the nine months ended September 30, 2010 was approximately $0.3 million compared to approximately $84,000 in the nine months ended September 30, 2009. Interest income was higher for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, due to a higher cash balance from the receipt of the $200.0 million upfront payment from Novartis at the end of 2009.

Liquidity and Capital Resources

As of September 30, 2010, our total cash and cash equivalents and marketable securities were approximately $202.1 million compared to approximately $205.3 million at December 31, 2009. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper. As of September 30, 2010, we also held a non-current deposit of $430,000 that is used to collateralize a letter of credit issued for our current office lease in Rockville, Maryland which expires in 2016.

As of September 30, 2010, we maintained all of our cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

FASB guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2010, we held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Description :
Available-for-sale securities	$99,592,000	$10,813,000	$88,779,000	$—

Total	$99,592,000	$10,813,000	$88,779,000	$—

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

We entered into an amended and restated sublicense agreement in 2009 with Novartis to commercialize Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million, and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We will recognize the $200.0 million upfront payment ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). We also receive royalties, which, as a percentage of net sales, are in the low double digits, on net sales of Fanapt® in the U.S. and Canada. During the nine months ended September 30, 2010, we recorded approximately $20.0 million in licensing revenue. To date, we have recognized product revenue of approximately $5.3 million from product sold to Novartis and $2.6 million in royalty revenue. We recognize product revenue on the sale of the existing Fanapt® product to Novartis upon delivery to Novartis and royalty revenue when realizable and earned. Other than participation in the JSC, we have no control over the progress of Novartis’ commercial plans. We cannot forecast with any degree of certainty the achievement of milestones and royalties under this agreement.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals with no light perception beginning in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. The duration and cost of clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. In addition, orphan clinical trials create an additional challenge due to the limited number of available patients afflicted with the disease.

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

Cash Flow

The following table summarizes our cash flows for the nine months ended September 30, 2010, and 2009:

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Net cash provided by (used in)
Operating activities	$(5,802,000)	$(19,956,000)
Investing activities	(99,462,000)	(2,989,000)
Financing activities	2,437,000	1,284,000

Net change in cash and cash equivalents	$(102,827,000)	$(21,661,000)

Net cash used in operations was approximately $5.8 million and approximately $20.0 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash used in operations for the nine months ended September 30, 2010 consisted primarily of net income for the nine months ended September 30, 2010 of approximately $5.0 million, an increase in non-cash items of $3.4 million, the receipt of $2.5 million in amounts due from Novartis for the remaining finished product and royalty revenue, a decrease in inventory of $2.4 million for the final inventory sold to Novartis and an increase of $3.2 million in accrued taxes offset by a decrease of $20.0 million in the deferred revenue related to the upfront payment received from Novartis in December 2009, a decrease of $0.2 million in prepaid expenses and other current assets, a decrease of $2.7 million in accounts payable and accrued expenses. Net cash used in investing activities for the nine months ended September 30, 2010 was approximately $99.5 million and consisted primarily of net purchases of marketable securities. The $2.4 million provided by financing activities for the nine months ended September 30, 2010 relates to the $1.7 million in excess tax benefits from the exercise of stock options and $0.7 million received from the exercise of stock options.

Contractual Obligations and Commitments

Operating leases

Our commitments under operating leases shown above consist of payments relating to our real estate leases for our current headquarters located in Rockville, Maryland, expiring in 2016.

The following table summarizes our long-term contractual cash obligations as of September 30, 2010:

	Cash Payments Due by Period
		October
		to
		December					After
	Total	2010	2011	2012	2013	2014	2014

Operating leases	$4,458,000	$176,000	$727,000	$749,000	$771,000	$795,000	$1,240,000

Total	$4,458,000	$176,000	$727,000	$749,000	$771,000	$795,000	$1,240,000

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

As a result of the acceptance by FDA of the NDA for Fanapt® in October 2007, we met a milestone under our original sublicense agreement with Novartis and subsequently paid a $5.0 million milestone fee. As a result of the FDA’s approval of the NDA for Fanapt®, we met an additional milestone under the original sublicense agreement with Novartis which required us to make a milestone payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of September 30, 2010, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who currently serves as our principal executive officer, principal financial officer and principal accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer, who currently serves as our principal executive officer, principal financial officer and principal accounting, officer has concluded that our disclosure controls and procedures are effective as of September 30, 2010, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who currently serves as our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Effective August 6, 2010, our then Acting Chief Financial Officer, Secretary, Treasurer, principal financial officer and principal accounting officer resigned to pursue other opportunities. Our Board of Directors is currently identifying a replacement for the position left vacant by her resignation. We are executing changes to our key controls to mitigate segregation of duties issues related to her resignation. However, her departure and the changes did not materially affect internal control over financial reporting as of September 30, 2010. Our President and Chief Executive Officer is currently serving as our principal financial and accounting officer until a permanent replacement is identified.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

          Vanda Pharmaceuticals Inc.

/s/  Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

November 8, 2010

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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