Form 10-K
period 2010-12-31
Vanda Pharmaceuticals Inc.
filed 2011-03-10
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $181,889,829, based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 4, 2011 was 28,103,441.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2011 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.
Form 10-K

Table of Contents

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapt® receives;

•	our ability to successfully commercialize Fanapt® outside of the U.S. and Canada;

•	delays in the completion of our clinical trials;

•	a failure of our products, product candidates or partnered products to be demonstrably safe and effective;

•	our failure to obtain regulatory approval for our products or product candidates or to comply with ongoing regulatory requirements;

•	a lack of acceptance of our products, product candidates or partnered products in the marketplace, or a failure to become or remain profitable;

•	our expectations regarding trends with respect to our costs and expenses;

•	our inability to obtain the capital necessary to fund our research and development activities;

•	our failure to identify or obtain rights to new products or product candidates;

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	limitations on our ability to utilize some or all of our prior net operating losses and research and development credits;

•	a loss of any of our key scientists or management personnel;

•	losses incurred from product liability claims made against us; and

•	a loss of rights to develop and commercialize our products or product candidates under our license and sublicense agreements.

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

Overview

Vanda Pharmaceuticals Inc. (We, Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•	Fanapt® (iloperidone), a compound for the treatment of schizophrenia. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapt® in the U.S. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. On February 23, 2010, the U.S. Patent and Trademark Office (PTO) issued a notice of allowance for our patent application for the microsphere long -acting injectable (or depot) formulation of Fanapt®. On August 3, 2010, the PTO informed us that the patent had been issued with a patent term adjustment of 605 days, extending the patent expiration date to June 26, 2024. Subsequently, on October 28, 2010, the PTO informed us that it had granted an additional patent term adjustment of 59 days, making the total extension 664 days and making the patent expiration date August 24, 2024. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On November 1, 2010, the Therapeutic Goods Administration of Australia’s Department of Health and Ageing, accepted for evaluation our application for marketing approval of the oral formulation of Fanapy®.

•	Tasimelteon, a compound for the treatment of sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. On January 19, 2010, the U.S. Food and Drug Administration (FDA) granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Sleep/Wake Disorder (N24HSWD) in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. We initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. We also initiated a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of approximately 140 patients with N24HSWD. We plan to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a New Drug Application (NDA) to the FDA and a marketing authorization application to the European Medicines Agency (EMA). On January 6, 2011, an end-of-Phase II meeting was held with the FDA to discuss the development plan for tasimelteon in the treatment of N24HSWD. Tasimelteon is also ready for Phase II trials for the treatment of depression. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

Throughout this annual report on Form 10-K, we refer to Fanapt® within the U.S. and Canada as our partnered product and we refer to Fanapt® outside the U.S. and Canada and tasimelteon as our products. All other compounds are referred to herein as our product candidates. In addition, we refer to our partnered products, products and product candidates collectively as our compounds. Moreover, we refer to drug products generally as drugs or products.

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

Our activities will necessitate significant uses of working capital throughout 2011 and beyond. We are currently concentrating our efforts on supporting Novartis’ commercial launch of Fanapt® in the U.S. and our two on-going clinical trials for tasimelteon. In addition, we have engaged in discussions with several foreign regulatory agencies to review their filing requirements with respect to Fanapt®. We also plan to continue the clinical, regulatory and commercial evaluation of tasimelteon, including exploring the path to a NDA for tasimelteon.

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

Fanapt® and tasimelteon both target large prescription markets with significant unmet medical needs. We believe that Fanapt® may address some of the shortcomings of other currently available drugs, based on its observed safety profile and the extended release injectable formulation for Fanapt® that Novartis plans to develop further. Approved drugs in both the sleep and mood disorders markets have sub-optimal safety and efficacy profiles. We believe tasimelteon may represent a breakthrough in each of these markets, based on the compound’s demonstrated efficacy and safety to date and its novel mechanism of action.

Our strategy

Our goal is to create a leading biopharmaceutical company focused on developing and commercializing products that address critical unmet medical needs through the application of our drug development expertise and our pharmacogenetics and pharmacogenomics expertise. The key elements of our strategy to accomplish this goal are to:

•	Pursue the clinical development and regulatory approval of our products and product candidates. On May 6, 2009, the FDA granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapt® in the U.S. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. We have successfully completed a Phase III trial of tasimelteon in transient insomnia and announced positive top-line results in November 2006. In addition, we have successfully completed a Phase III trial of tasimelteon in chronic primary insomnia and announced positive top-line results in June 2008. On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, N24HSWD in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the EC designated tasimelteon as an orphan medicinal product for the same indication. We initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception in the third quarter of 2010. We plan to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a marketing authorization application to the EMA. On January 6, 2011, an end-of-Phase II meeting was held with the FDA to discuss the development plan for tasimelteon in the treatment of N24HSWD. Tasimelteon is also ready for Phase II trials for the treatment of depression.

•	Enter into partnerships to extend our commercial reach. We may seek commercial partners for Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada, or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. In addition, given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

•	Apply our pharmacogenetics and pharmacogenomics expertise to differentiate our products and product candidates. We believe that our pharmacogenetics and pharmacogenomics expertise will yield new insights into our products and product candidates. These insights may enable us to target our products and product candidates to certain patient populations and to identify unexpected conditions for our products and product candidates to treat.

•	Expand our product portfolio through the identification and acquisition of additional compounds. We intend to continue to draw upon our clinical development expertise and pharmacogenetics and pharmacogenomics expertise to identify and pursue the acquisition of additional clinical-stage compounds.

Development programs

We have the following products and partnered products in clinical development:

Product or product candidate	Target indications	Clinical status

Fanapt® (Oral)	Schizophrenia	FDA approval May 6, 2009; Commercial rights in the U.S. and Canada sublicensed to Novartis on October 12, 2009; Launched in the U.S. by Novartis in January 2010
Fanapt® (Injectable)	Schizophrenia	Ready for Phase II trial; Novartis responsible for further clinical development

Tasimelteon	Sleep Disorders, including CRSD	Phase III trial for transient insomnia completed in 2006
Phase III trial for chronic primary insomnia completed in 2008 Two Phase III trials for N24HSWD in blind individuals without light perception initiated in the third quarter of 2010
	Depression	Ready for Phase II trial

Fanapt®

Fanapt® is a compound for the treatment of schizophrenia. On May 6, 2009, the FDA granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapt® in the U.S. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada.

Therapeutic opportunity

Schizophrenia is a chronic, debilitating mental disorder characterized by hallucinations, delusions, racing thoughts and other psychotic symptoms (collectively referred to as “positive symptoms”), as well as moodiness, anhedonia (inability to feel pleasure), loss of interest, eating disturbances and withdrawal (collectively referred to as “negative symptoms”), and additionally attention and memory deficits (collectively referred to as “cognitive symptoms”). Schizophrenia develops in late adolescence or early adulthood in approximately 1% of the world’s population. Most schizophrenia patients today are treated with drugs known as “atypical” antipsychotics, which were first approved in the U.S. in the late 1980s. These antipsychotics have been named “atypical” for their ability to treat a broader range of negative symptoms than the first-generation “typical” antipsychotics, which were introduced in the 1950s and are now generic. Atypical antipsychotics are generally regarded as having improved side effect profiles and efficacy relative to typical antipsychotics and currently comprise approximately 90% of schizophrenia prescriptions. Currently approved atypical antipsychotics include, in addition to Fanapt®, Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustennatm, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevvtm, by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Schering-Plough, Latuda® (lurasidone) by Dainippon Sumitomo Pharma, and generic clozapine

Pursuant to the amended and restated sublicense agreement, Novartis is responsible for the further clinical development of the long-acting injectable or depot formulation of Fanapt®. The depot formulation is administered once every four weeks and we believe will be a compelling complement to the oral formulation for both physicians and patients. Novartis conducted a two-month Phase I/IIa safety trial of this formulation in schizophrenia patients, in which it demonstrated the benefit of consistent release over a four-week time period with no greater side effects relative to oral dosing. The commercial potential for the extended-release injectable formulation has been demonstrated by the success of the injectable formulation for risperidone, Risperdal® Consta®, which achieved worldwide sales of approximately $1.5 billion in 2010, according to Alkermes Company press releases.

Intellectual property

Fanapt® and its metabolites, formulations, genetic markers and uses are covered by a total of ninteen patent and patent application families worldwide. The primary new chemical entity patent covering Fanapt® expires normally in 2011 in the U.S. and expired in 2010 in most of the major markets in Europe. In the U.S., the United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act” provides for an extension of new chemical entity patents for a period of up to five years following the expiration of the patent covering that compound to compensate for time spent in development. We believe that Fanapt® will qualify for the full five-year patent term extension and, in addition, will be eligible for 6 months of pediatric exclusivity. In Europe, statutes provide for ten years of data exclusivity (with the potential for an additional year if the drug is developed for a significant new indication). No generic versions of Fanapt® would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, assuming that patent term restoration and pediatric exclusivity are granted by the PTO and FDA and that we receive regulatory approval in Europe, we expect that Novartis’ rights to commercialize Fanapt® will be exclusive until May 2017 in the U.S. and for at least 10 years from approval in Europe. Additionally, on February 23, 2010, the PTO issued a notice of allowance for our patent application for the microsphere long-acting injectable (or depot) formulation of Fanapt®. On August 3, 2010, the PTO informed us that the patent has been issued with a patent term adjustment of 605 days, extending the patent expiration date to June 26, 2024. Subsequently, on October 28, 2010, the PTO informed us that it has granted an additional patent term adjustment of 59 days, making the total extension 664 days and making the patent expiration date August 24, 2024. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapt® extend beyond 2020.

We acquired worldwide, exclusive rights to the new chemical entity patent covering Fanapt® and certain related intellectual property from Novartis under a sublicense agreement we entered into in 2004, which was restated and amended in 2009. Please see “License agreements” below for a more complete description of the rights we acquired from and relinquished to Novartis with respect to Fanapt®.

Tasimelteon

Tasimelteon is an oral compound in development for sleep and mood disorders, including CRSD. The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD,

N24HSWD in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the EC designated tasimelteon as an orphan medicinal product for the same indication. We initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception in the third quarter of 2010. We plan to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a marketing authorization application to the EMA. On January 6, 2011, an end-of-Phase II meeting was held with the FDA to discuss the development plan for tasimelteon in the treatment of N24HSWD. Tasimelteon is also ready for Phase II trials for the treatment of depression.

Therapeutic opportunity

Sleep disorders are segmented into three major categories: primary insomnia, secondary insomnia and CRSDs. Insomnia is a symptom complex that comprises difficulty falling asleep or staying asleep, or non-refreshing sleep, in combination with daytime dysfunction or distress. The symptom complex can be an independent disorder (primary insomnia) or be a result of another condition such as depression or anxiety (secondary insomnia). CRSD results from a misalignment of the sleep/wake cycle and an individual’s daily activities or lifestyle. The circadian rhythm is the rhythmic output of the human biological clock and is governed primarily by the hormone melatonin. Both the timing of behavioral events (activity, sleep, and social interactions) and the environmental light/dark cycle result in a sleep/wake cycle that follows the circadian rhythm. Examples of CRSD include transient disorders such as jet lag and chronic disorders such as shift work sleep disorder and N24HSWD. Based on market research we have conducted with LEK Consulting we believe that CRSD represents a significant portion of the market for sleep disorders.

While there are no FDA-approved treatments for insomnia specifically related to CRSD, there are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics, such as generic zolpidem, Ambien® (zolpidem) by sanofi-aventis(including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc., Sonata® (zaleplon) by King Pharmaceuticals, Inc. and Silenor® (doxepin) by Somaxon Pharmaceuticals, Inc. Hypnotics work by acting upon a set of brain receptors known as GABA receptors, which are separate and distinct from the melatonin receptors to which tasimelteon binds. Several drugs in development also utilize a mechanism of action involving binding to GABA receptors. Members of the benzodiazapine class of sedatives are also approved for insomnia, but their usage has declined due to an inferior safety profile compared to hypnotics. Anecdotal evidence also suggests that sedative antidepressants, such as trazodone and doxepin, are prescribed off-label for insomnia. FDA approved drugs for the treatment of insomnia also include Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, a compound with a mechanism of action similar to tasimelteon.

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

Potential advantages of tasimelteon

We believe that tasimelteon may offer efficacy similar to the most efficacious of the approved sleep drugs, and that it may provide significant benefits to patients beyond those offered by the approved drugs. We believe that tasimelteon is unlikely to be scheduled as a controlled substance by the DEA because Rozeremtm, which has a similar mechanism of action to tasimelteon, was shown not to have potential for abuse and was not classified as a Schedule IV controlled substance by the DEA. However, despite the fact that the drugs have a similar mechanism of action, our Phase III results have demonstrated that tasimelteon may offer superior sleep maintenance to Rozeremtm. Tasimelteon also appears to be safe and well-tolerated, with no significant side effects or effects on next-day performance. For patients with CRSDs, tasimelteon may be able to align the patient’s sleep/wake cycle with his or her lifestyle, something we believe no approved sleep therapy has demonstrated. For example, in our Phase II trial of tasimelteon in transient insomnia with 37 healthy participants, tasimelteon induced a statistically significant (p<0.025) shift in circadian rhythm of up to five hours on the first night.

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

Tasimelteon achieved significant results in multiple endpoints, demonstrating a benefit in both sleep onset, or time to fall asleep, and sleep maintenance, or ability to stay asleep. Based on these trial results, we believe that tasimelteon will compare favorably to efficacy achieved by currently approved insomnia drugs, not only for CRSDs but also for other types of insomnia. The Phase III trial also demonstrated that tasimelteon was safe and well-tolerated, with no significant side effects versus placebo and no impairment of next-day performance or mood.

In June 2008, we reported positive top-line results in a randomized, double-blind, placebo-controlled Phase III trail in chronic primary insomnia that enrolled 324 patients. The trial examined tasimelteon at 20 and 50 milligrams versus placebo over a period of 35 days. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance.

We initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. We also initiated a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of approximately 140 patients with N24HSWD. We plan to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a marketing authorization application to the EMA.

Potential indication for depression

We believe that tasimelteon may also be effective in treating depression. Agomelatine, another drug that acts on the brain’s melatonin receptors, has demonstrated efficacy and safety in the treatment of depression that compared favorably to an approved antidepressant, Paxil® (paroxetine) by GSK, in a Phase III trial. While the precise mechanism for the effect of drugs like tasimelteon, agomelatine and Rozeremtm, which act on the brain’s melatonin receptors, is currently unknown, it is possible that, by improving sleep, these drugs could improve mood, since depressed patients are likely to have sleep disorders. It is also possible that mood disorders such as depression have an association with circadian rhythm misalignments.

We believe that tasimelteon will be differentiated from approved antidepressants in several ways. In the Phase III trial of agomelatine described above, agomelatine showed significantly improved mood in two weeks, versus four weeks for Paxil®. Consequently, tasimelteon may, with its similar properties to agomelatine, offer a more rapid onset of action than approved antidepressants. We believe that tasimelteon should also have an improved side effect profile when compared to approved products because we believe that it should not have the sexual side effects, weight gain, and sleep disruption associated with these products. Tasimelteon is ready for Phase II trials in depression. It has demonstrated an antidepressant effect in animal models and has completed several Phase I and II trials, including one with four weeks of exposure, showing none of the serious side effects associated with the approved antidepressants.

Intellectual property

Tasimelteon and its formulations, genetic markers and uses are covered by a total of six patent and patent application families worldwide. The primary new chemical entity patent covering tasimelteon expires normally in 2017 in the U.S. and in most European markets. We believe that, like Fanapt®, tasimelteon will meet the various criteria of the Hatch-Waxman Act and will receive five additional years of patent protection in the U.S., which would extend its patent protection in the U.S. until 2022. In Europe, data exclusivity will protect tasimelteon for at least ten years from approval. Additional patent applications directed to specific sleep disorders and to methods of administration, if issued, would provide exclusivity for such indications and methods of administration until at least 2026.

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

Fanapt®

We acquired exclusive worldwide rights to patents and patent applications for Fanapt® through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapt® and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, we acquired exclusive worldwide rights to these patents and patent applications as well as certain Novartis patents and patent applications to develop and commercialize Fanapt® through a sublicense agreement with Novartis. In partial consideration for this sublicense, we paid Novartis an initial license fee of $0.5 million and were obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. In November 2007, we met a milestone under this sublicense agreement relating to the acceptance of our filing of the NDA for Fanapt® for the treatment of schizophrenia and made a corresponding payment of $5.0 million to Novartis. As a result of the FDA’s approval of the NDA for Fanapt®

in May 2009, we met an additional milestone under this sublicense agreement which required us to make a payment of $12.0 million to Novartis.

On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis which amended and restated our June 2004 sublicense agreement with Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada.

We may lose our rights to develop and commercialize Fanapt® outside the U.S. and Canada if we fail to comply with certain requirements in the amended and restated sublicense agreement regarding our financial condition, or if we fail to comply with certain diligence obligations regarding our development or commercialization activities or if we otherwise breach the amended and restated sublicense agreement and fail to cure such breach. Our rights to develop and commercialize Fanapt® outside the U.S. and Canada may be impaired if we do not cure breaches by Novartis of similar obligations contained in its sublicense agreement with Titan for Fanapt®. We are not aware of any such breach by Novartis. In addition, if Novartis breaches the amended and restated sublicense agreement with respect to its commercialization activities in the U.S. or Canada, we may terminate Novartis’ commercialization rights in the applicable country and we would no longer receive royalty payments from Novartis in connection with such country in the event of such termination.

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

The license agreement with BMS was amended on April 15, 2010 to, among other things, extend the deadline by which we must enter into a development and commercialization agreement with a third party for tasimelteon until the earliest of: (i) the date mutually agreed upon by BMS and us following the provision by us to BMS of a full written report of the Phase III clinical studies on which we intend to rely for filing for marketing authorization for tasimelteon in its first major market country (Phase III report); (ii) the date of the acceptance by a regulatory authority of the filing by us for marketing authorization for tasimelteon in a major market country following the provision by us to BMS of the Phase III report; or (iii) May 31, 2013.

If we have not entered into such a development and commercialization agreement with respect to certain major market countries by the foregoing deadline, then BMS will have the option to exclusively develop and commercialize tasimelteon on its own in those countries not covered by such an agreement on pre-determined financial terms, including milestone and royalty payments. In addition to the foregoing, pursuant to the April 15, 2010 amendment, our deadline for filing a NDA for tasimelteon was extended until June 1, 2013.

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

Government regulation

Government authorities in the U.S., at the federal, state and local level, as well as foreign countries and local foreign governments, regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, import and export of our products. Other than Fanapt® in the U.S., all of our compounds will require regulatory approval by government agencies prior to commercialization. In particular, human pharmaceutical products are subject to rigorous pre-clinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate domestic and foreign laws, rules and regulations require the expenditure of significant time and human and financial resources.

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

Pre-clinical studies generally are conducted in laboratory animals to evaluate the potential safety and activity of a drug. Violation of the FDA’s cGLP regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. In the U.S., drug developers submit the results of pre-clinical trials, together with manufacturing information and analytical and stability data, to the FDA as part of the IND, which must become effective before clinical trials can begin in the U.S. An IND becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about issues such as the proposed clinical trials outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence.

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

If the FDA approves the NDA, the drug becomes available for physicians to prescribe in the U.S. After approval of our products and product candidates, we have to comply with a number of post-approval requirements, including delivering periodic reports to the FDA, submitting descriptions of any adverse reactions reported, and complying with drug sampling and distribution requirements. We also are required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, our quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP which imposes certain procedural and documentation requirements relating to quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may require post market testing and surveillance to monitor the drug’s safety or efficacy, including additional studies, known as Phase IV trials, to evaluate long-term effects.

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

Marketing and sales

On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. In addition, given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

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

Fanapt® and tasimelteon are covered by new chemical entity and other patents. These patents cover the active pharmaceutical ingredient and provide patent protection for all formulations containing these active pharmaceutical ingredients. The new chemical entity patent for Fanapt® is owned by sanofi-aventis, and other patents and patent applications relating to Fanapt® are owned by Novartis. BMS owns the new chemical entity patent for tasimelteon. We originally obtained exclusive worldwide rights to develop and commercialize the compounds covered by these patents through license and sublicense arrangements. However, pursuant to the amended and restated sublicense agreement with Novartis, Novartis obtained exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. For more on these license and sublicense arrangements, please see “License agreements” above. In addition, we have generated intellectual property, and filed patent applications covering this intellectual property, for each of these compounds.

The new chemical entity patent covering Fanapt® expires normally in 2011 in the U.S. and expired in 2010 in most of the major markets in Europe. The new chemical entity patent covering tasimelteon expires in 2017 in the U.S. and most European markets. Additionally, for each of our late-stage compounds, an additional period of exclusivity in the U.S. of up to five years following the expiration of the patent covering that compound may be obtained pursuant to the Hatch-Waxman Act. Fanapt® will also be eligible for 6 months of additional protection for successfully completing studies in the pediatric population. These studies, for which Novartis is responsible, are required by the FDA approval letter. In Europe, statutes provide for ten years of data exclusivity with the potential for an additional year if the company develops the drug for a significant new indication. No generic versions of Fanapt® would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, assuming that patent term restoration and pediatric exclusivity are granted by the PTO and FDA and that we receive regulatory approval in Europe, we expect that Novartis’ rights to commercialize Fanapt® will be exclusive until May 2017 in the U.S. and for at least 10 years from approval in Europe. Additionally, on February 23, 2010, the PTO issued a notice of allowance for our patent application for the microsphere long-acting injectable (or depot) formulation of Fanapt®. On August 3, 2010, the PTO informed us that the patent had been issued with a patent term adjustment of 605 days, extending the patent expiration date to June 26, 2024. Subsequently, on October 28, 2010, the PTO informed us that it had granted an additional patent term adjustment of 59 days, making the total extension 664 days and making the patent expiration date August 24, 2024. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapt® extend beyond 2020.

Aside from the new chemical entity patents covering Fanapt® and tasimelteon, as of December 31, 2010 we had one pending provisional patent applications in the U.S., fifteen U.S. national stage applications under U.S.C. 371 and seven pending Patent Cooperation Treaty applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering other product candidates, pharmaceutical compositions, genetic markers, and methods of use.

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

We believe the primary competitors for Fanapt® and tasimelteon are as follows:

•	For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustennatm, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevvtm, by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Schering-Plough, Latuda® (lurasidone) by Dainippon Sumitomo Pharma, and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

•	For tasimelteon in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc., Sonata® (zaleplon) by King Pharmaceuticals, Inc., Silenor® (doxepin) by Somaxon Pharmaceuticals, Inc., generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®.

•	For tasimelteon in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., Effexor® (venlafaxine) by Wyeth, Pristiq® (desvenlafaxine) by Pfizer, as well as other compounds such as Wellbutrin® (buproprion) by GSK, Cymbalta® (duloxetine) by Eli Lilly, Viibryd (vilazodone HCL) by Clinical Data Inc. and Valdoxan (agomelatine) by Novartis and Les Laboratories Servier.

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

Employees

As of December 31, 2010, we had 28 full-time employees. Of these employees, 19 were primarily engaged in research and development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Corporate information

We were incorporated in Delaware in 2002. Our principal executive offices are located at 9605 Medical Center Drive, Suite 300, Rockville, Maryland, 20850 and our telephone number is (240) 599-4500. Our website address is www.vandapharma.com.  The information contained in, or that can be accessed through, our website is not part of this report and should not be considered part of this report.

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

Risks related to our business and industry

Novartis began selling, marketing and distributing our first approved product, Fanapt®, in the U.S. in the first quarter of 2010 and we will depend heavily on the success of this product in the marketplace.

Our ability to generate revenue for the next few years will depend substantially on the success of Fanapt® and the sales of this product by Novartis in the U.S. and Canada. The ability of Fanapt® to generate revenue at the levels we expect will depend on many factors, including the following:

•	the ability of patients to be able to afford Fanapt® or obtain health care coverage that covers Fanapt® in the current uncertain economic climate

•	acceptance of, and ongoing satisfaction, with Fanapt® by the medical community, patients receiving therapy and third party payers

•	a satisfactory efficacy and safety profile as demonstrated in a broad patient population

•	the size of the market for Fanapt®

•	successfully expanding and sustaining manufacturing capacity to meet demand

•	cost and availability of raw materials

•	the extent and effectiveness of the sales and marketing and distribution support Fanapt® receives

•	safety concerns in the marketplace for schizophrenia therapies

•	regulatory developments relating to the manufacture or continued use of Fanapt®

•	decisions as to the timing of product launches, pricing and discounts

•	the competitive landscape for approved and developing therapies that will compete with Fanapt®

•	Novartis’ ability to successfully develop and commercialize a long-acting injectable (or depot) formulation of Fanapt® in the U.S. and Canada

•	Novartis’ ability to expand the indications for which Fanapt® can be marketed in the U.S.

•	Novartis’ ability to obtain regulatory approval in Canada for Fanapt® and our ability to obtain regulatory approval for Fanapt® in countries outside the U.S. and Canada

•	our ability to successfully develop and commercialize Fanapt®, including a long-acting injectable (or depot) formulation of Fanapt®, outside of the U.S. and Canada

•	the unfavorable outcome of any potential litigation relating to Fanapt®

We entered into an amended and restated sublicense agreement with Novartis to commercialize Fanapt® in the U.S. and Canada and to further develop and commercialize a long-acting injectable (or depot) formulation of Fanapt® in the U.S. and Canada. As such, we will not be involved in the marketing or sales efforts for Fanapt® in the U.S. and Canada. Our future revenues depend substantially on royalties and milestone payments we may receive from Novartis. Pursuant to the amended and restated sublicense agreement with Novartis, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada, which may or may not be achieved or met. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. Such royalties may not be significant and will depend on numerous factors. We cannot control the amount and timing of resources that Novartis may devote to Fanapt® or the depot formulation of Fanapt®. If Novartis fails to successfully commercialize Fanapt® in the U.S., fails to develop and commercialize Fanapt® in Canada or further develop a long-acting injectable (or depot) formulation of Fanapt®, if Novartis’ efforts are not effective, or if Novartis focuses its efforts on other schizophrenia therapies or schizophrenia drug candidates, our business will be negatively affected. If Novartis does not successfully commercialize Fanapt® in the U.S. or Canada, we will receive limited revenues from them. Although we have developed and continue to develop additional products and product candidates for commercial introduction, we expect to be substantially dependent on sales from Fanapt® for the foreseeable future. For reasons outside of our control, including those mentioned above, sales of Fanapt® may not meet our expectations. Any significant negative developments relating to Fanapt®, such as safety or efficacy issues, the introduction or greater acceptance of competing products or adverse regulatory or legislative developments, will have a material adverse effect on our results of operations.

If our compounds are determined to be unsafe or ineffective in humans, whether commercially or in clinical trials, our business will be materially harmed.

Despite the FDA’s approval of the NDA for Fanapt® in May 2009 and the positive results of our completed trials for Fanapt® and tasimelteon, we are uncertain whether either of these products will ultimately prove to be effective and safe in humans. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of our compounds, whether in clinical trials or commercially, may reveal that the product is ineffective, unacceptably toxic, has other undesirable side effects, is difficult to manufacture on a large scale, is uneconomical, infringes on proprietary rights of another party or is otherwise not fit for further use. If our compounds are determined to be unsafe or ineffective in humans, our business will be materially harmed.

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

Any delay or failure to obtain regulatory approvals for our compounds will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing of our compounds. Other than Fanapt® in the U.S., which is being marketed and sold by Novartis, we have not received regulatory approval to market any of our compounds in any jurisdiction.

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

Pursuant to our amended and restated sublicense agreement with Novartis, we retained the right to develop and commercialize Fanapt® outside the U.S. and Canada. We intend to market our compounds outside the U.S. and Canada with one or more commercial partners. In order to market our compounds in foreign jurisdictions, we may be required to obtain separate regulatory approvals and to comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional trials, and the time required to obtain approval may differ from that required to obtain FDA approval. We have no experience obtaining any such foreign approvals. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our compounds in any market. The failure to obtain these approvals could harm our business materially.

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

Our activities will necessitate significant uses of working capital throughout 2011 and beyond. As of December 31, 2010, our total cash and cash equivalents and marketable securities were approximately $198.0 million. Our long term capital requirements are expected to depend on many factors, including, among others:

•	the amount of royalty and milestone payments received from our commercial partners

•	our ability to commercialize Fanapt® outside the U.S. and Canada

•	costs of developing sales, marketing and distribution channels and our ability to sell our products

•	costs involved in establishing manufacturing capabilities for commercial quantities of our products

•	the number of potential formulations, products and product candidates in development

•	progress with pre-clinical studies and clinical trials

•	time and costs involved in obtaining regulatory (including FDA) clearance

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims

•	competing technological and market developments

•	market acceptance of our products

•	costs for recruiting and retaining employees and consultants

•	costs for training physicians and

•	legal, accounting, insurance and other professional and business related costs

We expect to receive royalty payments and hope to receive milestone payments relating to Fanapt® in connection with our amended and restated sublicense agreement with Novartis. However, if Fanapt® is not as commercially successful as we expect and we do not receive such payments, we may need to raise additional capital to fund our anticipated operating expenses and execute on our business plans. In our capital-raising efforts, we may seek to sell debt securities or additional equity securities or obtain a bank credit facility, or enter into partnerships or other collaboration agreements. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and may also result in a lower price for our common stock. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that could restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our planned activities, we may not be able to continue operations, or we may have to enter into partnerships or other collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These partnerships or collaborations, if consummated prior to proof-of-efficacy or safety of a given product, could impair our ability to realize value from that product. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technologies or products, take advantage of business opportunities or respond to competitive market pressures, any of which would materially harm our business, financial condition and results of operations.

We have a history of operating losses, anticipate future losses and may never become profitable on a sustained basis.

We have been engaged in identifying and developing compounds since March 2003, which has required, and will continue to require, significant research and development expenditures.

As of December 31, 2010, we had accumulated net losses of $253.6 million, and we cannot estimate with precision the extent of our future losses. Our ability to generate revenue and achieve profitability largely depends on Novartis’ and our ability to sell Fanapt®. Although Novartis launched Fanapt® in the U.S. in the first quarter of 2010, it is too early to determine whether or not Fanapt® will be a commercial success. Fanapt® may not be as commercially successful as we expect, Novartis may not succeed in gaining market acceptance of Fanapt® in the U.S. or developing and commercializing Fanapt® in Canada, and we may not succeed in commercializing Fanapt® outside of the U.S. and Canada. In addition, we may not succeed in commercializing any other compounds. We cannot assure you that we will be profitable even if our compounds are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our compounds in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

There can be no assurance that we will achieve sustained profitability. Our ability to achieve sustained profitability in the future depends, in part, upon:

•	our and our partners’ ability to obtain and maintain regulatory approval for our compounds, both in the U.S. and in foreign countries

•	Novartis’ ability to successfully market and sell Fanapt® in the U.S. and Canada and achieve certain product development and sales milestones

•	our ability to successfully commercialize Fanapt® outside the U.S. and Canada

•	our ability to enter into agreements to develop and commercialize our products and product candidates

•	our ability to develop, have manufactured and market our products and product candidates

•	our and our partners’ ability to obtain adequate reimbursement coverage for our compounds from insurance companies, government programs and other third party payors

•	our ability to obtain additional research and development funding from collaborative partners or funding for our products and product candidates

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, upon:

•	the progress of our research and development programs for our products and product candidates, including clinical trials

•	the time and expense that will be required to pursue FDA and/or foreign regulatory approvals for our compounds and whether such approvals are obtained

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights

•	the cost of operating and maintaining development and research facilities

•	the cost of third party manufacturers

•	the number of product candidates we pursue

•	how competing technological and market developments affect our compounds

•	the cost of possible acquisitions of technologies, compounds, product rights or companies

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise

•	the costs of potential litigation and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs could have a material adverse effect on our results of operations and cash flows.

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

Fanapt® (and our other compounds, if successfully developed and approved for commercial sale) will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our compounds may also compete with new products currently under development by others or with products which may cost less than our compounds. Physicians, patients, third party payors and the medical community may not accept or utilize any of our compounds that may be approved. If Fanapt® (and our other compounds, if and when approved) do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. We believe the primary competitors for Fanapt® and tasimelteon are as follows:

•	For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustennatm, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa®, Relprevvtm by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Schering-Plough, Latuda® (lurasidone) by Dainippon Sumitomo Pharma, and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

•	For tasimelteon in the treatment of insomnia, Rozeremtm (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Sepracor Inc. , Sonata® (zaleplon) by King Pharmaceuticals, Inc., Silenor® (doxepin) by Somaxon Pharmaceuticals, Inc., generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®.

•	For tasimelteon in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., Effexor® (venlafaxine) by Wyeth, Pristiq® (desvenlafaxine) by Pfizer, as well as other compounds such as Wellbutrin® (buproprion) by GSK, Cymbalta® (duloxetine) by Eli Lilly, Viibryd (vilazodone HCL) by Clinical Data Inc. and Valdoxan (agomelatine) by Novartis and Les Laboratories Servier.

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

At present, we have no marketing experience or sales capabilities. Therefore, in order for us to commercialize Fanapt®, outside the U.S. and Canada, or our other compounds, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties. For example, we rely completely on Novartis to market, sell and distribute Fanapt® in the U.S. and Canada and our future revenues are materially dependent on the success of the efforts of Novartis.

For the commercialization of Fanapt® outside the U.S. and Canada or our other compounds, we may not be able to establish sales and distribution partnerships on acceptable terms or at all, and if we do enter into a distribution arrangement, our success will be materially dependent upon the performance of our partner. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products and product candidates without partners or licensees include:

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or PPACA, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program, and the establishment of health care exchanges. Several provisions of the new law, which have varying effective dates, may affect us, and will likely increase certain of our costs. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% is effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. The PPACA also imposes an annual fee on pharmaceutical manufacturers beginning in 2011, based on the manufacturer’s sale of branded pharmaceuticals and biologics (excluding orphan drugs); expands the 340B drug discount program (excluding orphan drugs) including the creation of new penalties for non-compliance; and includes a 50% discount on brand name drugs for Medicare

Part D participants in the coverage gap, or “doughnut hole”. The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products or product candidates. We will continue to evaluate the PPACA, as amended, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially impact on our business over time. These developments could, however, have a material adverse effect on our business, financial condition and results of operations.

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

Our operating results will continue to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs

•	variations in the level of expenses related to our products, product candidates or future development programs

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements

•	the timing of royalties or milestone payments, if any, from the sales of Fanapt®

•	regulatory developments affecting our compounds or those of our competitors

•	product sales

•	cost of product sales

•	marketing and other expenses

•	manufacturing or supply issues and

•	any intellectual property infringement lawsuit in which we may become involved

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

Fanapt® (iloperidone) is based in part on patents and other intellectual property owned by sanofi-aventis and Novartis. Titan Pharmaceuticals, Inc. (Titan) holds an exclusive license from sanofi-aventis to the intellectual property owned by sanofi-aventis, and Titan has sublicensed its rights under such license on an exclusive basis to Novartis. We acquired exclusive rights to this and other intellectual property through a further sublicense from Novartis. The sublicense with Novartis was amended and restated in October of 2009 to provide Novartis with exclusive rights to commercialize Fanapt® in the U.S. and Canada and further develop and commercialize a long-acting injectable or depot formulation of Fanapt® in the U.S. and Canada. We retained exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. We may lose our rights to develop and commercialize Fanapt® outside the U.S. and Canada if we fail to comply with certain requirements in the amended and restated sublicense agreement regarding our financial condition, or if we fail to comply with certain diligence obligations regarding our development or commercialization activities or if we otherwise breach the amended and restated sublicense agreement and fail to cure such breach. Our rights to develop and commercialize Fanapt® outside the U.S. and Canada may be impaired if we do not cure breaches by Novartis of similar obligations contained in its sublicense agreement with Titan. We are not currently aware of any such breach by Novartis. Our loss of rights in Fanapt® to Novartis would have a material adverse effect on our business, financial condition and results of operations. In addition, if Novartis breaches the amended and restated sublicense agreement with respect to its commercialization activities in the U.S. or Canada, we may terminate Novartis’ commercialization rights in the applicable country. We would no longer receive royalty payments from Novartis in connection with such country in the event of such termination.

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

In addition to the rights we have licensed from Novartis and BMS relating to our compounds, we rely upon intellectual property we own relating to these compounds, including patents, patent applications and trade secrets. As of December 31, 2010, we had one pending provisional patent applications in the U.S., fifteen U.S. national stage applications under U.S.C. 371 and seven pending Patent Cooperation Treaty applications, which permit the pursuit of patents outside of the U.S., relating to our compounds in clinical development. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we generally rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products and partnered products, our business will be materially harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term restoration for tasimelteon, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to tasimelteon’s U.S. “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2022. During the second quarter of 2009, we submitted to the PTO our application to extend the term of our patent relating to Fanapt® under the Hatch-Waxman Act. On February 23, 2010, the PTO issued a notice of allowance for our patent application for the microsphere long-acting injectable (or depot) formulation of Fanapt®. On August 3, 2010, the PTO informed us that the patent had been issued with a patent term adjustment of 605 days, extending the patent expiration date to June 26, 2024. Subsequently, on October 28, 2010, the PTO informed us that it had granted an additional patent term adjustment of 59 days, making the total extension 664 days and making the patent expiration date August 24, 2024. A directive in the European Union provides that companies that receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive may be of particular importance with respect to Fanapt®, since the European new chemical entity patent for Fanapt® will expire prior to the end of this 10-year period of market exclusivity.

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

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between December 31, 2009 and December 31, 2010, the high and low sale prices of our common stock as reported on the NASDAQ Global Market varied between $12.62 and $6.04. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

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

In addition to our outstanding common stock, as of December 31, 2010, there were a total of 4,365,107 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and vesting of restricted stock unit awards granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options or settlement of these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by securities and industry analysts. If one or more of the analysts who covers the Company downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to regularly publish reports on us, interest in the purchase of our stock could decrease, which could cause our stock price or trading volume to decline.

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

In addition, we rely on third parties for several important aspects of our business. For example, we depend upon Novartis for both royalty revenue and the further clinical development of Fanapt®, we use third party contract research organizations for many of our clinical trials, and we rely upon several single source providers of raw materials and contract manufacturers for the manufacture of our products and product candidates. Due to the recent tightening of global credit and the continued deterioration in the financial markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our current headquarters are located in Rockville, Maryland, consisting of approximately 27,000 square feet of office and laboratory space. Our lease for this facility expires in 2016.

Management believes that the leased facility is suitable and adequate to meet the Company’s anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against the Company.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Market under the symbol “VNDA.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The NASDAQ Global Market.

Year Ended December 31, 2009	High	Low

First quarter 2009	$0.99	$0.47
Second quarter 2009	$14.79	$0.82
Third quarter 2009	$16.65	$10.46
Fourth quarter 2009	$13.21	$9.45

Year Ended December 31, 2010	High	Low

First quarter 2010	$12.62	$9.97
Second quarter 2010	$11.80	$6.59
Third quarter 2010	$7.81	$6.04
Fourth quarter 2010	$10.32	$6.43

As of March 4, 2011, there were 12 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2010:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Issuance Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,365,107	$11.98	2,376,472
Equity compensation plans not approved by security holders	—	—	—

Total	4,365,107	$11.98	2,376,472

(a)	Includes 4,005,544 shares issuable upon exercise of outstanding options and 359,563 shares issuable upon settlement of RSUs under the 2006 Equity Incentive Plan and Second Amended and Restated Management Equity Plan.

(b)	Does not take into account RSUs, which have no exercise price.

(c)	On January 1 of each year, the number of shares reserved under the Incentive Plan is automatically increased by 4% of the total number of shares of Common Stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number as may be approved by the Company’s Board of Directors).

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

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The following graph shows the cumulative total return, assuming the investment of $100 on April 12, 2006 (the date of the initial public offering) on an investment in each of the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index (in either case, assuming reinvestment of dividends). The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s common stock. We have not paid dividends to our stockholders since the inception (other than a dividend of preferred share purchase rights which was declared on September 25, 2008) and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2007 and 2006, and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled “Management’s discussion and analysis of financial condition and results of operations” included in this annual report on Form 10-K.

	Year Ended December 31,
(In thousands, except for share and per share amounts)	2010	2009	2008	2007	2006

Statements of operations data
Revenue	$35,709	$4,548	$—	$—	$—
Operating expenses:
Cost of sales	2,891	1,915	—	—	—
Research and development	12,338	13,874	23,936	47,235	52,071
General and administrative	10,147	23,724	28,909	32,803	13,637
Intangible asset amortization	1,495	983	—	—	—

Total operating expenses	26,871	40,496	52,845	80,038	65,708

Income (loss) from operations	8,838	(35,948)	(52,845)	(80,038)	(65,708)
Interest income	431	89	1,781	5,978	2,197

Income (loss) before tax provision	9,269	(35,859)	(51,064)	(74,060)	(63,511)
Tax provision	2,077	—	—	10	—

Net income (loss)	7,192	(35,859)	(51,064)	(74,070)	(63,511)

Net income (loss) per share:
Basic	$0.26	$(1.33)	$(1.92)	$(2.81)	$(3.97)

Diluted	$0.25	$(1.33)	$(1.92)	$(2.81)	$(3.97)

Shares used in calculation of net income (loss) per shares:
Basic	27,916,388	27,015,271	26,650,126	26,360,177	16,001,815

Diluted	28,534,617	27,015,271	26,650,126	26,360,177	16,001,815

	2010	2009	2008	2007	2006

Balance sheet data
Cash and cash equivalents	$42,559	$205,295	$39,079	$41,930	$30,929
Marketable securities	155,478	—	7,379	51,223	942
Working capital	169,546	181,417	44,335	74,178	24,714
Total assets	213,101	225,714	49,934	96,861	36,260
Total liabilities	175,370	202,683	3,914	13,132	9,503
Accumulated deficit	(253,641)	(260,833)	(224,974)	(173,910)	(99,840)
Total stockholders’ equity	37,731	23,031	46,020	83,729	26,757

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing at the end of this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K include historical information and other information with respect to our plans and strategy for our business and contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the “Risk Factors” section of this report and elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•	Fanapt® (iloperidone), a compound for the treatment of schizophrenia. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapt® in the U.S. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. On February 23, 2010, the U.S. Patent and Trademark Office (PTO) issued a notice of allowance for our patent application for the microsphere long -acting injectable (or depot) formulation of Fanapt®. On August 3, 2010, the PTO informed us that the patent had been issued with a patent term adjustment of 605 days, extending the patent expiration date to June 26, 2024. Subsequently, on October 28, 2010, the PTO informed us that it had granted an additional patent term adjustment of 59 days, making the total extension 664 days and making the patent expiration date August 24, 2024. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On November 1, 2010, the Therapeutic Goods Administration of Australia’s Department of Health and Ageing, accepted for evaluation our application for marketing approval of the Fanapt® oral formulation.

For the year ended December 31, 2010 we incurred $2.7 million in research and development costs directly attributable to our development of Fanapt®. As a result of the approval by the U.S. Food and Drug Administration (FDA) of the new drug application (NDA) for Fanapt® in May 2009, we met a milestone under the original sublicense agreement which required us to make a milestone payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the

Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension.

•	Tasimelteon, a compound for the treatment of sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. On January 19, 2010, the FDA granted orphan designation status for tasimelteon in a specific CRSD, Non-24-Hour Sleep/Wake Disorder (N24HSWD) in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including study design assistance, tax credits, waiver of FDA user fees, tax credits, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. We initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. We also initiated a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of approximately 140 patients with N24HSWD. We plan to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a marketing authorization application to the European Medicines Agency (EMA). On January 6, 2011, an end-of-Phase II meeting was held with the FDA to discuss the development plan for tasimelteon in the treatment of N24HSWD. Tasimelteon is also ready for the Phase II trials for the treatment of depression. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide. For the year ended December 31, 2010, we incurred $8.3 million in direct research and development costs directly attributable to our development of tasimelteon.

Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our compounds. Our ability to generate additional revenues largely depends on Novartis’ ability to successfully commercialize Fanapt® in the U.S. and to successfully develop and commercialize Fanapt® in Canada and upon our ability, alone or with others, to complete the development of our products or product candidates, and to obtain the regulatory approvals for and manufacture, market and sell our products and product candidates. The results of our operations will vary significantly from year-to-year and quarter-to- quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part I of this annual report on Form 10-K, entitled “Risk Factors”.

Revenues.  Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an up-front payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Revenue from the $200.0 million upfront payment will be recognized ratably on a straight-line basis from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. We recognize revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and product revenue upon delivery of our products to Novartis. Revenue also consists of $0.5 million of grant income for qualified research and development investments under the Internal Revenue Service’s Therapeutic Discovery Project Credit Program which was received in the fourth quarter of 2010.

Research and development expenses.  Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred for compounds in the development stage, including certain payments made under our license agreements prior to FDA approval. Prior to FDA approval , all Fanapt® manufacturing-related and milestone costs were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing and milestone costs related to this product are being capitalized. Costs related to the acquisition of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with the FASB guidance on accounting for contingencies which states that milestone payments be accrued when it is deemed probable that the milestone event will be achieved. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our products and product candidates and pharmacogenetics and pharmacogenomics expertise. For the year ended December 31, 2010, we incurred research and development expenses in the aggregate of $12.3 million, including stock-based compensation expenses of $2.5 million. We expect our research and development expenses to increase as we continue to develop our products and product candidates. We expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products, product candidates and partnered products and to evaluate potential in-license product candidates or compounds.

The following table summarizes our product development initiatives for the years ended December 31, 2010, 2009 and 2008. Included in this table are the research and development expenses recognized in connection with the clinical development of Fanapt® and tasimelteon. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2010	2009	2008

Direct project costs(1)
Fanapt®	$2,708	$9,532	$8,485
Tasimelteon	8,329	2,548	11,344
Other product candidates	—	120	2,180

Total direct product costs	11,037	12,200	22,009

Indirect project costs(1)
Facility	609	620	683
Depreciation	184	234	330
Other indirect overhead costs	508	820	913

Total indirect expenses	1,301	1,674	1,926

Total research and development expenses	$12,338	$13,874	$23,935

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

General and administrative expenses.  General and administrative expenses consist primarily of salaries, other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing, and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapt®. For the year ended December 31, 2010, we incurred general and administrative expenses in the aggregate of $10.1 million, including stock-based compensation expenses of $2.3 million.

Other income.  Other income consists of interest income earned on our cash and cash equivalents, marketable securities and restricted cash.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2010 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, we met a milestone under our original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. Amortization of the intangible asset is recorded as intangible asset amortization.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairments of our intangible assets for the year ended December 31, 2010.

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

Revenue Recognition.  Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an up-front payment, product revenue and future milestone and royalty revenues. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. We recognize revenue related to Fanapt® royalties and commercial and development milestones as they are realizable and earned, and product revenue upon delivery of our products to Novartis. Our revenues are also derived from grant income which is recognized when it is received.

Stock-based compensation.  We currently use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors due to the lack of historic information of our publicly traded common stock. The expected term of options granted is based on the transition approach provided by FASB guidance as the options meet the “plain vanilla” criteria required by this method. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception (other than a dividend of preferred share purchase rights which was declared on September 25, 2008) and do not plan to pay dividends in the foreseeable future. The stock-based compensation expense for a period is also affected by expected forfeiture rate for the respective option grants. If our estimates of the fair value of these equity instruments or expected forfeitures are too high or too low, it would have the effect of overstating or understating expenses.

Total employee stock-based compensation expense, related to all of our stock-based awards for the years ended December 31, 2010, 2009 and 2008, was comprised of the following:

	Year Ended December 31,
(In thousands)	2010	2009	2008

Research and development	$2,536	$2,028	$1,748
General and administrative	2,271	8,738	11,667

Total stock-based compensation expense	$4,807	$10,766	$13,415

As of December 31, 2010, $2.9 million in incremental tax benefits were recognized from stock options exercised in 2010, 2009 and 2008, which resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities.

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

Recent Accounting Pronouncements

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and became effective during the first quarter of 2011. We adopted this guidance beginning January 1, 2011 and we do not expect this accounting guidance to materially impact our financial statements.

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

Results of operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered products. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million of which we recognized $26.8 million in 2010. The remaining amounts will be recognized ratably over the U.S. patent life of Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. In addition, we recognized $5.3 million of product revenue in 2010 for product sold to Novartis. We are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We received royalties of $3.1 million in 2010, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. We also received grant income of $0.5 million for qualified research and development investments under the Internal Revenue Service’s Therapeutic Discovery Project Credit Program in the fourth quarter of 2010.

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenues.  Revenues were $35.7 million for the year ended December 31, 2010 compared to revenues of $4.5 million for the year ended December 31, 2009. Revenues for the year ended December 31, 2010 included $26.8 million recognized from Novartis related to straight-line recognition of up-front license fees, $5.3 million for Fanapt® product sales to Novartis, $3.1 million in royalty revenue based on 2010 sales of Fanapt® and grant income of $0.5 million for qualified research and development investments under the Internal Revenue Service’s Therapeutic Discovery Project Credit Program which was received in the fourth quarter of 2010. Novartis launched Fanapt® in January 2010.

Cost of sales.  Cost of sales were $2.9 million for inventory sold to Novartis for the year ended December 31, 2010 compared to cost of sales of $1.9 million for the year ended December 31, 2009.

Intangible asset amortization.  Intangible asset amortization for the year ended December 31, 2010 was $1.5 million compared to $1.0 million for the year ended December 31, 2009. The amortization is the result of the capitalized intangible asset related to the $12.0 million milestone payment to Novartis in May 2009.

Research and development expenses.  Research and development expenses decreased by $1.5 million, or 11.1%, to $12.3 million for the year ended December 31, 2010 compared to $13.9 million for the year ended December 31, 2009.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
Research and Development Expenses (In thousands)	2010	2009

Direct project costs:
Clinical trials	$2,542	$42
Contract research and development manufacturing, consulting, materials and other direct costs	2,976	7,735
Salaries, benefits and related costs	2,983	2,395
Stock-based compensation	2,536	2,028

Total direct costs	11,037	12,200
Indirect project costs	1,301	1,674

Total	$12,338	$13,874

Direct costs decreased by $1.2 million primarily as a result of lower manufacturing costs offset by higher clinical trial, salary and benefit expenses and stock-based compensation expenses. Clinical trials expense increased by $2.5 million primarily due to the costs associated with two Phase III clinical trials for tasimelteon in N24HSWD in blind individuals without light perception, which were initiated in the third quarter of 2010. Contract research and development manufacturing, consulting, materials and other direct costs decreased by $4.8 million primarily as a result of lower regulatory consulting expenses for Fanapt® in 2010 offset by increased manufacturing costs for tasimelteon in 2010.

General and administrative expenses.  General and administrative expenses decreased by $13.6 million, or 57.2%, to $10.1 million for the year ended December 31, 2010 from $23.7 million for the year ended December 31, 2009.

The following table discloses the components of our general and administrative expenses for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
General and Administrative Expenses (In thousands)	2010	2009

Salaries, benefits and related costs	$1,745	$2,686
Stock-based compensation	2,271	8,738
Marketing, legal, accounting and other professional services	3,611	9,951
Other expenses	2,520	2,349

Total	$10,147	$23,724

Salaries, benefits and related costs decreased by $0.9 million for the year ended December 31, 2010 as a result of executive departures in 2010. Stock-based compensation expense decreased by $6.5 million as a result of the reversal of expense relating to unvested options forfeited as a result of executive departures in 2010 and the subsequent reduced expense for existing employees. Marketing, legal, accounting and other professional services decreased by $6.3 million for the year ended December 31, 2010 primarily due to the legal, consulting and financial advisor fees incurred during the year ended December 31, 2009 related to the Company’s evaluation of potential strategic transactions, including the Novartis agreement.

Interest Income.  Interest income increased $0.3 million to $0.4 million for the year ended December 31, 2010 from $0.1 million for the year ended December 31, 2009, due to a higher average cash and marketable securities balances for the year combined with a lower rate of return on investments.

Tax Provision.  The provision for income taxes of $2.1 million in 2010 is a result of generating pre-tax income of $9.3 million in 2010 compared to a pre-tax loss of $35.9 million in 2009. Our effective tax rate of 22.4% for 2010 was favorably impacted by the utilization of deferred tax assets, primarily net operating loss carryforwards, which were previously reduced by a valuation allowance. In addition, our tax rate was favorably impacted by the receipt of the orphan drug credit, offset by nondeductible stock option expense, and a higher effective state tax rate.

We previously submitted a PLR request and a supplemental information letter to the IRS to clarify the application of certain section 382 change of ownership rules. Section 382 of the Code imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to utilize its tax attributes, including net operating loss carryforwards and research and development credits, to reduce its tax liability. On November 15, 2010, we received a PLR from the IRS. The PLR is generally consistent with our previously stated tax position that we are able to offset a portion of our 2010 taxable income with our full net operating loss carryforwards.

See footnote 11, “Income Taxes”, of our consolidated financial statements for further details on our effective tax rate and related change in our valuation allowance.

Year ended December 31, 2009 compared to year ended December 31, 2008

Research and development expenses.  Research and development expenses decreased by $10.1 million, or 42.0%, to $13.9 million for the year ended December 31, 2009 compared to $23.9 million for the year ended December 31, 2008.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
Research and Development Expenses (In thousands)	2009	2008

Direct project costs:
Clinical trials	$42	$7,441
Contract research and development manufacturing, consulting, materials and other direct costs	7,735	8,731
Salaries, benefits and related costs	2,395	4,089
Stock-based compensation	2,028	1,748

Total direct costs	12,200	22,009
Indirect project costs	1,674	1,926

Total	$13,874	$23,935

Direct costs decreased by $9.8 million primarily as a result of lower clinical trial and manufacturing expenses and lower salary and benefit expenses due to a reduced workforce. Clinical trials expense decreased by $7.4 million primarily due to the Phase III clinical trial for tasimelteon in chronic primary insomnia being completed in 2008. Contract research and development manufacturing, consulting, materials and other direct costs decreased by $1.0 million primarily as a result of lower manufacturing costs for tasimelteon, and Fanapt® manufacturing expenses being capitalized post FDA approval.

General and administrative expenses.  General and administrative expenses decreased by $5.2 million, or 17.9%, to $23.7 million for the year ended December 31, 2009 from $28.9 million for the year ended December 31, 2008.

The following table analyzes the components of our general and administrative expenses for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
General and Administrative Expenses (In thousands)	2009	2008

Salaries, benefits and related costs	$2,686	$4,946
Stock-based compensation	8,738	11,667
Marketing, legal, accounting and other professional services	9,951	9,450
Other expenses	2,349	2,847

Total	$23,724	$28,910

Salaries, benefits and related costs decreased by $2.3 million for the year ended December 31, 2009 as a result of a workforce reduction that took place in December 2008. Stock-based compensation expense decreased by $2.9 million as a result of the full vesting of non-qualified options issued at a higher fair market value. Marketing, legal, accounting and other professional services increased by $0.5 million for the year ended December 31, 2009 as a result of higher legal, consulting and financial advisor fees related to the Novartis agreement, offset by lower marketing expenses relating to Fanapt®.

Interest income.  Interest income decreased by $1.7 million to $0.1 million for the year ended December 31, 2009 from $1.8 million for the year ended December 31, 2008 due to lower average cash and marketable securities balances for the year combined with a lower rate of return on investments.

Intangible Asset, Net

The intangible asset consisted of the following:

	Estimated	December 31, 2010
	Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
(In thousands)	(years)	Amount	Amortization	Amount

Fanapt®	8 years	$12,000	$2,478	$9,522

		$12,000	$2,478	$9,522

On May 6, 2009, we announced that the FDA had approved the NDA for Fanapt®. As a result of the FDA’s approval of the NDA, we met a milestone under our original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is our best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period.

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $1.5 million for the year ended December 31, 2010. We capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

The following table summarizes our intangible asset amortization schedule as of December 31, 2010:

	Amortization Expense by Period
(In thousands)	Total	2011	2012	2013	2014	2015	After 2015

Intangible asset	$9,522	$1,495	$1,495	$1,495	$1,495	$1,495	$2,047

Revenue

Revenue consisted of the following:

	December 31, 2009	Revenue	December 31, 2010
(In thousands)	Deferred Revenue	Recognized	Deferred Revenue

Revenue:
Licensing agreement	$197,431	$26,789	$170,642
Royalty revenue	—	3,141	—
Product sales	—	5,290	—
Grant revenue	—	489	—

Total	$197,431	$35,709	$170,642

We entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million in December of 2009. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. For the year ended December 31, 2010, we recognized $26.8 million of revenue under the amended and restated sublicense agreement. We recognize royalty revenue when it is realizable and earned and product revenue upon delivery of our products to Novartis. Our revenues are also derived from grant income which is recognized when it is received.

Liquidity and capital resources

As of December 31, 2010, our total cash and cash equivalents and marketable securities were $198.0 million compared to $205.3 million at December 31, 2009. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper. As of December 31, 2010, we also held a non-current deposit of $0.4 million that is used to collateralize a letter of credit issued for our current office lease in Rockville, Maryland which expires in 2016.

As of December 31, 2010 and 2009 our liquidity resources are summarized as follows:

	As of December 31,
(In thousands)	2010	2009

Balance sheet data
Cash and cash equivalents	$42,559	$205,295
U.S. Treasury and government agencies	45,455	—
U.S. corporate debt	110,023	—
Marketable securities, short-term	155,478	—

Total	$198,037	$205,295

As of December 31, 2010, we maintained all of our cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

FASB guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of December 31, 2010, we held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description:
Available-for-sale securities	$155,478	$45,455	$110,023	$—

Total	$155,478	$45,455	$110,023	$—

As December 31, 2009, we did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis.

We believe that our current existing cash and cash equivalents and marketable securities are sufficient to meet our working capital and capital expenditure needs to execute our current planned business plan. However, the amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We previously submitted a private letter ruling (PLR) request and a supplemental information letter to the IRS to clarify the application of certain section 382 change of ownership rules. Section 382 of the Code imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to utilize its tax attributes, including net operating loss carryforwards and research and development credits, to reduce its tax liability. On November 15, 2010, we received a PLR from the IRS. The PLR is generally consistent with our previously stated tax position that we are able to offset a portion of our 2010 taxable income with the Company’s full net operating loss carryforwards. Total net operating loss carryforwards were $123.7 million as of December 31, 2008. As of December 31, 2009, total net operating loss carryforwards were $155.8 million. We believe that the PLR received from the IRS clarifies certain tax rules regarding the use of these net operating loss carryforwards and will support our position that our December 31, 2009 net operating loss carryforwards can be fully utilized beginning in 2010.

We entered into an amended and restated sublicense agreement in 2009 with Novartis to commercialize Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million, and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We will recognize the $200.0 million upfront payment ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. We also receive royalties, which, as a percentage of net sales, are in the low double digits, on net sales of Fanapt® in the U.S. and Canada. During the year ended December 31, 2010, we recorded $26.8 million in licensing revenue, product revenue of $5.3 million from product sold to Novartis and $3.1 million in royalty revenue. We recognize product revenue on the sale of the existing Fanapt® product to Novartis upon delivery to Novartis and royalty revenue when realizable and earned. Other than participation in the Joint Steering Committee (JSC) established following the effective date of the amended and restated sublicense agreement with Novartis, we have no control over the progress of Novartis’ commercial plans. We cannot forecast with any degree of certainty the achievement of milestones and royalties under this agreement.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception beginning in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. The second trial is a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of approximately 140 patients with N24HSWD. The duration and cost of clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. In addition, orphan clinical trials create an additional challenge due to the limited number of available patients afflicted with the disease.

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

Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds, primarily consisting of the upfront payment received under the Novartis contract and investment income will be sufficient to fund our planned operations. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities, the magnitude of our discovery and preclinical development programs and the level of our pre-commercial launch activities. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Cash flow

The following table summarizes our cash flows for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
(In thousands)	2010	2009	2008

Net cash provided by (used in) Operating activities	$(10,898)	$169,336	$(45,955)
Investing activities	(155,622)	(4,739)	43,088
Financing activities	3,784	1,619	—
Effect of foreign currency translation	—	—	16

Net change in cash and cash equivalents	$(162,736)	$166,216	$(2,851)

Year ended December 31, 2010 compared to year ended December 31, 2009

Net cash used in operations was $10.9 million for the year ended December 31, 2010 and $169.3 million was provided by operations for the year ended December 31, 2009. Adjustments to reconcile net income to net cash used in operating activities included non-cash charges for depreciation and amortization of $2.0 million, stock-based compensation of $5.0 million, increases in deferred tax benefits of $1.8 million and increases in excess tax benefits from the exercise of stock options of $2.9 million, decreases in prepaid expenses and other assets, accounts receivable, and inventory of $5.3 million, increases in accrued expenses and accounts payable of $2.8 million, increases in accrued taxes payable of $3.9 million and increases in deferred revenue of $26.8 million. Net cash used by investing activities for the year ended December 31, 2010 was $155.6 million and consisted of net maturities and purchases of marketable securities of $155.7 million and the proceeds from the sale of property and equipment of $0.1 million. Net cash provided from financing activities for the year ended December 31, 2010 was $3.8 million and consisted of $0.9 million from the exercise of stock options and $2.9 million in excess tax benefits related to stock based compensation.

Year ended December 31, 2009 compared to year ended December 31, 2008

Net cash provided by operations was $169.3 million for the year ended December 31, 2009 and $46.0 million was used in operations for the year ended December 31, 2008. The net loss for the year ended December 31, 2009 of $35.9 million was offset primarily by non-cash charges for depreciation and amortization of $1.6 million, stock-based compensation of $11.2 million, increases in prepaid expenses and other assets of $0.8 million, increases in accounts receivable of $3.2 million, increases in accrued expenses and accounts payable of $1.3 million, increases in inventory of $2.4 million and increases in deferred revenue of $197.4 million and $0.1 million of changes in other working capital. Net cash used by investing activities for the year ended December 31, 2009 was $4.7 million and consisted of the acquisition of an intangible asset of $12.0 million and net maturities and sales of marketable securities of $7.3 million. Net cash provided from financing activities resulted from the exercise of employees stock options for the year ended December 31, 2009 was $1.6 million.

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

The following table summarizes our long-term contractual cash obligations as of December 31, 2010:

	Cash Payments Due by Period
(In thousands)	Total	2011	2012	2013	2014	2015	After 2015

Operating leases	$4,282	$727	$749	$771	$795	$818	$422

Other contracts.  We have entered into agreements for tasimelteon with clinical supply manufacturing organizations and other outside contractors who will be responsible for additional services supporting our ongoing clinical development processes. These contractual obligations are not reflected in the table above because we may terminate them on no more than 60 days notice without incurring additional charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination).

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

As a result of the acceptance by the FDA of the NDA for Fanapt® in October 2007, we met a milestone under our original sublicense agreement with Novartis and subsequently paid a $5.0 million milestone fee. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, we met an additional milestone under the original sublicense agreement with Novartis which required us to make a milestone payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of December 31, 2010, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors.

Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada.

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

The consolidated financial statements and related financial statement schedules required to be filed are indexed on page 62 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2010, the end of the period covered by this annual report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 63 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the fourth quarter of 2010, the Company hired a new Chief Financial Officer.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II of this annual report on Form 10-K, the information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, under the caption “Security Ownership by Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended

December 31, 2010, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The consolidated financial statements filed as part of this annual report on Form 10-K are listed and indexed at page 62. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on March 10, 2011.

VANDA PHARMACEUTICALS INC.

By:	/s/ MIHAEL H. POLYMEROPOULOS, M.D.
Mihael H. Polymeropoulos, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MIHAEL H. POLYMEROPOULOS, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	March 10, 2011

/s/ JAMES P. KELLY James P. Kelly	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 10, 2011

/s/ HOWARD PIEN Howard Pien	Chairman of the Board and Director	March 10, 2011

/s/ RICHARD W. DUGAN Richard W. Dugan	Director	March 10, 2011

/s/ STEVEN K. GALSON, M.D. Steven K. Galson, M.D.	Director	March 10, 2011

/s/ ARGERIS N. KARABELAS, Ph.D. Argeris N. Karabelas, Ph.D.	Director	March 10, 2011

/s/ VINCENT J. MILANO Vincent J. Milano	Director	March 10, 2011

/s/ H. THOMAS WATKINS H. Thomas Watkins	Director	March 10, 2011

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Vanda Pharmaceuticals Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Vanda Pharmaceuticals Inc. and Subsidiary (collectively, the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Baltimore, Maryland
March 10, 2011

Vanda Pharmaceuticals Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except for share amounts)	2010	2009

Assets
Current assets
Cash and cash equivalents	$42,559	$205,295
Marketable securities	155,478	—
Accounts receivable	511	3,164
Inventory	—	2,399
Prepaid expenses, deposits and other current assets	1,843	2,093
Deferred tax, current portion	182	—

Total current assets	200,573	212,951
Property and equipment, net	937	1,316
Intangible asset, net	9,522	11,017
Deferred tax, noncurrent portion	1,639	—
Restricted cash	430	430

Total assets	$213,101	$225,714

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$648	$2,424
Accrued liabilities	1,324	2,321
Accrued income taxes	2,266	—
Deferred revenues, current portion	26,789	26,789

Total current liabilities	31,027	31,534
Deferred rent	490	507
Deferred revenues, noncurrent portion	143,853	170,642

Total liabilities	175,370	202,683
Commitments
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 28,041,379 and 27,568,595 shares issued and outstanding at December 31, 2010 and 2009, respectively	28	28
Additional paid-in capital	291,342	283,836
Accumulated other comprehensive income	2	—
Accumulated deficit	(253,641)	(260,833)

Total stockholders’ equity	37,731	23,031

Total liabilities and stockholders’ equity	$213,101	$225,714

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except for share amounts)	2010	2009	2008

Revenue:
Licensing agreement	$26,789	$2,569	$—
Royalty revenue	3,141	—	—
Product sales	5,290	1,979	—
Grant revenue	489	—	—

Total revenue	35,709	4,548	—

Operating expenses:
Cost of sales — product	2,891	1,915	—
Research and development	12,338	13,874	23,935
General and administrative	10,147	23,724	28,910
Intangible asset amortization	1,495	983	—

Total operating expenses	26,871	40,496	52,845

Income (loss) from operations	8,838	(35,948)	(52,845)
Interest income	431	89	1,781

Income (loss) before tax provision	9,269	(35,859)	(51,064)
Tax provision	2,077	—	—

Net income (loss)	$7,192	$(35,859)	$(51,064)

Net income (loss) per share:

Basic	$0.26	$(1.33)	$(1.92)

Diluted	$0.25	$(1.33)	$(1.92)

Shares used in calculation of net income (loss) per share:
Basic	27,916,388	27,015,271	26,650,126

Diluted	28,534,617	27,015,271	26,650,126

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Statements of Changes in Stockholders’ Equity

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive
(In thousands, except for share amounts)	Shares	Par Value	Capital	Income (Loss)	Deficit	Income (Loss)	Total

Balances at December 31, 2007	26,652,728	$27	$257,600	$12	$(173,910)		$83,729
Issuance of common stock from restricted stock units	750	—	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	13,388	—	—	—	13,388
Comprehensive loss:
Net loss	—	—	—	—	(51,064)	(51,064)
Cumulative translation adjustment	—	—	—	16	—	16
Net unrealized loss on marketable securities	—	—	—	(49)	—	(49)

Comprehensive loss						$(51,097)	(51,097)

Balances at December 31, 2008	26,653,478	27	270,988	(21)	(224,974)		46,020
Issuance of common stock from exercised stock options and restricted stock units	915,117	1	1,618	—	—	—	1,619
Employee and non-employee stock-based compensation	—	—	11,230	—	—	—	11,230
Comprehensive loss:
Net loss	—	—	—	—	(35,859)	(35,859)
Net unrealized gain on marketable securities	—	—	—	21	—	21

Comprehensive loss						$(35,838)	(35,838)

Balances at December 31, 2009	27,568,595	28	283,836	—	(260,833)		23,031
Issuance of common stock from exercised stock options and restricted stock units	472,784	—	892	—	—	—	892
Employee and non-employee stock-based compensation	—	—	4,982	—	—	—	4,982
Excess tax benefits from exercise of stock options	—	—	1,632	—	—	—	1,632
Comprehensive income:
Net income	—	—	—	—	7,192	7,192
Net unrealized gain on marketable securities	—	—	—	2	—	2

Comprehensive income						$7,194	7,194

Balances at December 31, 2010	28,041,379	$28	$291,342	$2	$(253,641)		$37,731

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$7,192	$(35,859)	$(51,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	336	442	531
Employee and non-employee stock-based compensation	4,982	11,230	13,388
Loss on disposal of assets	(23)	—	—
Amortization of discounts and premiums on marketable securities	212	138	(235)
Amortization of intangible asset	1,495	983	—
Deferred tax benefit	(1,821)	—	—
Excess tax benefits from exercise of stock options	(2,892)	—	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	250	(805)	645
Accounts receivable	2,653	(3,164)	—
Inventory	2,399	(2,399)	—
Accounts payable	(1,776)	1,911	(2,476)
Accrued liabilities	(997)	(577)	(6,893)
Accrued income taxes	3,898	—	—
Other liabilities	(17)	5	149
Deferred revenue	(26,789)	197,431	—

Net cash provided by (used in) operating activities	(10,898)	169,336	(45,955)

Cash flows from investing activities
Acquisition of intangible asset	—	(12,000)	—
Purchases of property and equipment	—	—	(944)
Proceeds from sale of property and equipment	66	—	—
Purchases of marketable securities	(202,438)	(11,366)	(14,786)
Proceeds from sale of marketable securities	—	127	11,258
Maturities of marketable securities	46,750	18,500	47,560

Net cash provided by (used in) investing activities	(155,622)	(4,739)	43,088

Cash flows from financing activities
Excess tax benefits from stock-based compensation	2,892	—	—
Proceeds from exercise of stock options	892	1,619	—

Net cash provided by financing activities	3,784	1,619	—

Effect of foreign currency	—	—	16

Net change in cash and cash equivalents	(162,736)	166,216	(2,851)
Cash and cash equivalents
Beginning of period	205,295	39,079	41,930

End of period	$42,559	$205,295	$39,079

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, Fanapt® (iloperidone), which Novartis Pharma AG (Novartis) began marketing in the U.S. in the first quarter of 2010, is a compound for the treatment of schizophrenia. On May 6, 2009, the U.S. Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis. Vanda had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which Vanda obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million at the end of 2009 and is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. On February 23, 2010, the U.S. Patent and Trademark Office (PTO) issued a notice of allowance for Vanda’s patent application for the microsphere long -acting injectable (or depot) formulation of Fanapt®. On August 3, 2010, the PTO informed Vanda that the patent had been issued with a patent term adjustment of 605 days, extending the patent expiration date to June 26, 2024. Subsequently, on October 28, 2010, the PTO informed Vanda that it had granted an additional patent term adjustment of 59 days, making the total extension 664 days and making the patent expiration date August 24, 2024. Vanda continues to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On November 1, 2010, the Therapeutic Goods Administration of Australia’s Department of Health and Ageing, accepted for evaluation Vanda’s application for marketing approval for the Fanapt® oral formulation.

Tasimelteon is an oral compound in development for the treatment of sleep and mood disorders including Circadian Rhythm Sleep Disorders (CRSD). On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24 Hour Sleep/Wake Disorder (N24HSWD) in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including study design assistance, waiver of FDA user fees, tax credits, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. Vanda initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. Vanda also

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

initiated a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of approximately 140 patients with N24HSWD. Vanda plans to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a new drug application (NDA) to the FDA and a marketing authorization application to the European Medicines Agency (EMA). On January 6, 2011, an end-of-Phase II meeting was held with the FDA to discuss the development plan for tasimelteon in the treatment of N24HSWD. Tasimelteon is also ready for Phase II trials for the treatment of depression. Given the range of potential indications for tasimelteon, Vanda may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

Throughout this annual report on Form 10-K, Vanda refers to Fanapt® within the U.S. and Canada as its partnered product and Vanda refers to Fanapt® outside the U.S. and Canada and tasimelteon as its products. All other compounds are referred to as Vanda’s product candidates. In addition, Vanda refers to its partnered products, products and product candidates collectively as its compounds. Moreover, Vanda refers to drug products generally as drugs or products.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany accounts and transactions have been eliminated in consolidation.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapt®, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. Amortization of the intangible asset is recorded as intangible asset amortization.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the year ended December 31, 2010.

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

Revenue Recognition

The Company’s revenues are derived primarily from the amended and restated sublicense agreement with Novartis and include an up-front payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

performance has occurred and (4) collectability is reasonably assured. Pursuant to the amended and restated sublicense agreement, Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million in December of 2009. Pursuant to the amended and restated sublicense agreement, the Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company expects to have an active role on the JSC and concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company deems the performance period of the JSC to be the life of the U.S. patent of Fanapt®, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). Revenue related to product sales is recognized upon delivery to Novartis. The Company will recognize revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and earned. Our revenues are also derived from grant income which is recognized when it is received.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At December 31, 2010, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Research and development expenses

The Company’s research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone license fees, costs of materials used in clinical trials and research and development, cost for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee related costs and stock-based compensation for the research and development personnel. The Company expenses research and development costs as they are incurred for compounds in the development stage, including certain payments made under the license agreements. Prior to FDA approval, all Fanapt® manufacturing-related and milestone costs were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing and milestone costs related to this product are being capitalized. Costs related to the acquisitions of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with the FASB guidance on accounting for contingencies which states that milestones payments be accrued when it is deemed probable that the milestone event will be achieved.

General and administrative expenses

General and administrative expenses consist primarily of salaries, other employee related costs and stock-based compensation for personnel serving executive, business development, marketing, finance, accounting, information technology and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapt®.

Employee stock-based compensation

The fair value of stock options granted is amortized using the accelerated attribution method. The fair value of restricted stock units (RSUs) awarded is amortized using the straight line method. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted prior to 2009 were estimated to be approximately 2%. The forfeiture rate was increased to 4% in 2009 based on the Company’s historical experience.

Total employee stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008, was comprised of the following:

	Year Ended December 31,
(In thousands, except for share amounts)	2010	2009	2008

Research and development	$2,536	$2,028	$1,748
General and administrative	2,271	8,738	11,667

Total employee stock-based compensation expense	$4,807	$10,766	$13,415

As of December 31, 2010, $9.6 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.51 years. The total excess income tax benefit related to options exercises and the vesting of RSUs recognized in the consolidated statement of changes in stockholders’ equity for the stock-based compensation arrangements was $1.6 million and $0 for the year ended December 31, 2010 and 2009, respectively.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on historical volatility of the common stock of comparable entities and other factors due to the lack of historic information of the Company’s publicly traded common stock. The expected term of options granted is based on the transition approach provided by FASB guidance as the options meet the “plain vanilla” criteria required by this guidance. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights which was declared on September 25, 2008) and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008

Expected dividend yield	0%	0%	0%
Weighted average expected volatility	68%	68%	68%
Weighted average expected term (years)	6.03	6.03	6.18
Weighted average risk-free rate	2.32%	2.81%	3.27%

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

Recent accounting pronouncements

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and became effective during the first quarter of 2011. Early adoption was allowed. The Company adopted this guidance beginning January 1, 2011 and does not expect this accounting guidance to materially impact its financial statements.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact to its consolidated financial statements.

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

Net income (loss) is calculated in accordance with FASB guidance on earnings per share. Basic earnings per share (EPS) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, reduced by the weighted average unvested shares of common stock subject to repurchase. Diluted EPS is computed by dividing the net income (loss) by the weighted average number of other potential common stock outstanding for the period. Other potential common stock includes stock options, warrants and RSUs, but only to the extent that their inclusion is dilutive.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following schedule presents the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
(In thousands, except for share and per share amounts)	2010	2009	2008

Numerator:
Net income (loss)	$7,192	$(35,859)	$(51,064)

Denominator:
Weighted average shares of common stock outstanding, basic	27,916,388	27,015,271	26,650,126
Stock options and restricted stock units related to the issuance of common stock	618,229	—	—

Weighted average shares of common stock outstanding, diluted	28,534,617	27,015,271	26,650,126

Net income (loss) per share:
Basic	$0.26	$(1.33)	$(1.92)

Diluted	$0.25	$(1.33)	$(1.92)

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Options to purchase common stock and restricted stock units	3,017,096	4,516,739	4,408,629

The Company incurred a net loss for the years ended December 31, 2009 and 2008, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

4.	Marketable securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
(In thousands)	Cost	Gains	Losses	Value

Short-term:
U.S. Treasury and government agencies	$45,466	$—	$(11)	$45,455
U.S. corporate debt	110,010	27	(14)	110,023

	$155,476	$27	$(25)	$155,478

As of December 31, 2009, the Company did not hold any available-for-sale marketable securities.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

5.	Prepaid expenses, deposits and other current assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets:

	December 31,
(In thousands)	2010	2009

Current deposits with vendors	$—	$150
Prepaid insurance	244	284
Other prepaid expenses and vendor advances	966	1,658
Accrued interest income	633	1

Total prepaid expenses, deposits and other current assets	$1,843	$2,093

6.	Property and equipment

Property and equipment — at cost:

	Estimated
	Useful Life	December 31,
(In thousands)	(Years)	2010	2009

Laboratory equipment	5	$1,282	$1,348
Computer equipment	3	764	764
Furniture and fixtures	7	706	706
Leasehold improvements	10	844	844

		3,596	3,662
Less — accumulated depreciation and amortization		(2,659)	(2,346)

		$937	$1,316

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $0.4 million and $0.5 million, respectively.

7.	Intangible Asset, Net

The intangible asset consists of the following as of December 31, 2010:

		December 31, 2010
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount
		(In thousands)

Fanapt®	8 years	$12,000	$2,478	$9,522

		$12,000	$2,478	$9,522

The intangible asset consists of the following as of December 31, 2009:

		December 31, 2009
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(In thousands)	(years)	Amount	Amortization	Amount

Fanapt®	8 years	$12,000	$983	$11,017

		$12,000	$983	$11,017

On May 6, 2009, the Company announced that the FDA had approved the NDA for Fanapt®. As a result of the FDA’s approval of the NDA for Fanapt®, the Company met a milestone under its original sublicense

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $1.5 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

The following table summarizes our intangible asset amortization schedule as of December 31, 2010:

	Amortization Expense by Period
(In thousands)	Total	2011	2012	2013	2014	2015	After 2015

Intangible asset	$9,522	$1,495	$1,495	$1,495	$1,495	$1,495	$2,047

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(In thousands)	2010	2009

Accrued research and development expenses	$1,061	$1,033
Accrued consulting and other professional fees	201	1,076
Employee benefits	62	106
Other accrued expenses	—	106

Total accrued liabilities	$1,324	$2,321

9.	Revenue Recognition

The Company’s revenue consisted of the following:

	December 31, 2009	Revenue	December 31, 2010
(In thousands)	Deferred Revenue	Recognized	Deferred Revenue

Revenue:
Licensing agreement	$197,431	$26,789	$170,642
Royalty revenue	—	3,141	—
Product sales	—	5,290	—
Grant revenue	—	489	—

Total	$197,431	$35,709	$170,642

Vanda entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December of 2009. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

pediatric term extension. This term is the Company’s best estimate of the life of the patent. For the year ended December 31, 2010, the Company recognized $26.8 million of revenue for the licensing agreement. Vanda recognized $5.3 million for product sold to Novartis for the year ended December 31, 2010. Vanda recognizes product revenue upon delivery of its products to Novartis. Vanda recognized royalty revenue of $3.1 million for the year ended December 31, 2010. Royalty revenue is based on a percentage of the quarterly net sales of Fanapt® sold in the U.S. and Canada by Novartis and is recorded when reliably measurable and earned. Revenue also consists of $0.5 million of grant income for qualified research and development investments under the Internal Revenue Service’s Therapeutic Discovery Project Credit Program which was received in the fourth quarter of 2010.

10.	Commitments and Contingencies

Operating leases

The Company has commitments totaling $4.3 million under operating real estate leases for its headquarters located in Rockville, Maryland, which expires in 2016.

(In thousands)

2011	$727
2012	749
2013	771
2014	795
2015	818
After 2015	422

$4,282

Rent expense under operating leases was $1.0 million in 2010, 2009 and 2008, respectively.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of December 31, 2010 and 2009.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Future license payments.  No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the consolidated financial statements as of December 31, 2010, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

11.	Income taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2010	2009	2008

Current income tax expense (benefit):
Federal	$2,413	$—	$—
State	1,485	—	—
Foreign	—	—	—
Deferred income tax expense (benefit):
Federal	(1,821)	—	—
State	—	—	—
Foreign	—	—	—

Total tax expense	$2,077	$—	$—

Deferred tax assets, net, consist of the following:

	December 31,
(In thousands)	2010	2009

Deferred tax asset (liability)
Net operating loss carryforwards	$—	$60,818
Start-up costs	19,683	21,343
Stock-based compensation	13,987	14,854
Licensing agreements	(1,481)	2,879
Research and development and orphan drug credits	5,594	5,707
Depreciation and amortization	49	23
Deferred revenue	67,310	—
Accrued and deferred expenses	140	153

Net deferred tax assets	105,282	105,777
Deferred tax asset valuation allowance	(103,461)	(105,777)

	$1,821	$—

The net deferred tax asset as of December 31, 2010 represents the amount the Company believes is more likely than not to be realized in the foreseeable future.

A reconciliation between the Company’s statutory tax rate and effective tax rate is as follows:

	December 31,
	2010	2009	2008

Federal tax at statutory rate	35.0%	(34.0)%	(34.0)%
State taxes	11.0%	(4.4)%	(5.4)%
Change in valuation allowance	(25.0)%	32.9%	41.1%
Research and development credit	(2.7)%	(0.7)%	(1.9)%
Stock options	22.7%	3.2%	—
Orphan drug credit	(21.1)%	—	—
Section 162(m) limitation	2.5%	0.7%	—
Meals, entertainment and other non-deductible items	—	2.3%	0.2%

Effective tax rate	22.4%	0.0%	0.0%

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company previously submitted a private letter ruling (PLR) request and a supplemental information letter to the IRS to clarify the application of certain section 382 change of ownership rules. Section 382 of the Code imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to utilize its tax attributes, including net operating loss carryforwards and research and development credits, to reduce its tax liability. On November 15, 2010, the Company received a PLR from the IRS. The PLR is generally consistent with the Company’s previously stated tax position that the Company is able to offset a portion of our 2010 taxable income with the Company’s full net operating loss carryforwards. Total net operating loss carryforwards were $123.7 million as of December 31, 2008. As of December 31, 2009, total net operating loss carryforwards were $155.8 million. The Company believes that the PLR received from the IRS clarifies certain tax rules regarding the use of these net operating loss carryforwards and will support the Company’s position that its December 31, 2009 net operating loss carryforwards can be fully utilized beginning in 2010.

As of December 31, 2009, the Company had $155.8 million and $5.7 million of federal and state net operating losses and research and development credits, respectively. During the year ended December 31, 2010, the Company utilized all of its federal and state net operating losses and a portion of its research and development credits. At December 31, 2010, the Company had research and development credits and orphan drug credits remaining of $2.6 million and $3.0 million, respectively. These credits have various expiration dates, the oldest of which will begin to expire in 2024.

The Company’s income tax returns have not been under examination by any federal or state tax jurisdictions. Since the Company has generated net operating losses from inception through December 31, 2009, all income tax returns filed by the Company are subject to examination by the taxing jurisdictions.

The Company adopted ASC 740-10 on December 31, 2008. As of December 31, 2009 and 2010, the Company has no known uncertain tax positions.

The valuation allowance activity on deferred tax assets was as follows:

	Balance At	Additions Charged	Reductions Credited
	Beginning of	To Income Tax	To Income Tax	Balance At End
(In thousands)	Period	Expense	Expense	Of Period

Calendar year ended:
December 31, 2008	$71,623	$22,364	$—	$93,987
December 31, 2009	$93,987	$11,790	$—	$105,777
December 31, 2010	$105,777	$67,336	$69,652	$103,461

12.	Fair Value Measurements

FASB guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Description:
Available-for-sale securities	$155,478	$45,455	$110,023	$—

Total	$155,478	$45,455	$110,023	$—

As of December 31, 2009, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis.

13.	Restricted cash

During 2005, in conjunction with the lease of the office and laboratory space building in Rockville, MD, the Company provided the landlord with a letter of credit, which was collateralized with a restricted cash deposit in the amount of $0.4 million. The deposit is recorded as non-current restricted cash at December 31, 2010 since the letter of credit is required until the lease expires in 2016.

14.	Equity incentive plans

As of December 31, 2010 the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan adopted in December 2004 (the 2004 Plan) and the 2006 Equity Incentive Plan adopted in April 2006 (the 2006 Plan). An aggregate of 680,754 shares were subject to outstanding options granted under the 2004 Plan as of December 31, 2010, and no additional options will be granted under this plan. Reserved under the 2006 Plan as of December 31, 2010 are 5,619,924 shares of the Company’s common stock of which 3,743,915 shares were subject to outstanding options and RSUs as of December 31, 2010. On January 1 of each year, the number of shares reserved under the 2006 Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number as may be approved by the Company’s board of directors). As of January 1, 2011, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,121,655 shares, representing 4% of the total number of shares of common stock outstanding on January 1, 2010, increasing the total number of shares of common stock available for issuance under the Plan to 6,741,579 shares.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of December 31, 2010. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. When an option is exercised, the Company issues a new share of common stock.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

A summary of option activity for the 2004 Plan is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
(In thousands, except for share amounts)	Shares	Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2007	1,169,975	$1.77	7.75	$5,988

Forfeited	(4,849)	5.27
Cancelled	(10,878)	5.84

Outstanding at December 31, 2008	1,154,248	$1.72	6.72	$129

Cancelled	(26,793)	3.30
Exercised	(394,561)	1.17
Outstanding at December 31, 2009	732,894	$1.97	5.79	$6,798

Forfeited	(4)	4.73
Exercised	(52,136)	4.58		$137
Outstanding at December 31, 2010	680,754	$1.77	4.77	$5,232

Exercisable at December 31, 2010	680,754	$1.77	4.77	$5,232

A summary of option activity for the 2006 Plan is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate
(In thousands, except for share amounts)	Shares	Grant Date	(Years)	Intrinsic Value

Outstanding at December 31, 2007	1,765,635	$26.08	9.14	$—

Granted	1,412,250	4.75
Forfeited	(19,903)	20.28
Cancelled	(526,601)	9.89
Outstanding at December 31, 2008	2,631,381	$17.79	8.53	$—

Granted	1,567,000	11.96
Forfeited	(220,998)	24.17
Cancelled	(308,443)	11.94
Exercised	(184,095)	6.29
Outstanding at December 31, 2009	3,484,845	$15.91	8.45	$5,347

Granted	787,125	8.54
Forfeited	(343,575)	24.99
Cancelled	(471,957)	13.03
Exercised	(131,648)	4.96		$364
Outstanding at December 31, 2010	3,324,790	$14.07	8.01	$3,426

Exercisable at December 31, 2010	1,696,957	$18.31	7.04	$1,781

The Company received a total of $0.9 million and $1.6 million in cash from the exercises of options during the year ended December 31, 2010 and December 31, 2009, respectively.

A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU was based on the closing price of the Company’s stock on the date of grant which equals the RSUs intrinsic value. Each December, the Compensation Committee approves RSUs for each of the Company’s employees to be awarded the following January. These awards vest in equal annual

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

installments over four years beginning January of the following year, provided that the employee remains employed with the Company. As of December 31, 2010, there was $3.5 million of total unrecognized compensation cost related to unvested RSU awards granted under the Company’s stock incentive plans.

A summary of RSU activity for the 2006 Plan is presented below:

	Number of	Weighted Average	Aggregate
(in thousands, except for share amounts)	Shares	Price/Share	Fair Value

Outstanding at January 1, 2007	—	$—	$—
Granted	3,000	16.24

Unvested at December 31, 2007	3,000	$16.24	$21

Granted	623,000	0.57
Vested	(750)	16.24
Cancelled	(2,250)	16.24
Unvested at December 31, 2008	623,000	$0.57	$312

Granted	54,000	5.70
Vested	(336,461)	1.11
Vested and unissued	(286,500)	0.57
Cancelled	(41,539)	2.81
Unvested at December 31, 2009	12,500	$0.80	$141

Granted	479,625	10.27
Vested	(2,500)	0.80
Vested and unissued	(59,562)	10.31
Cancelled	(70,500)	11.67
Unvested at December 31, 2010	359,563	$9.75	$3,401

15.	Employee benefit plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches 50 percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The employer match vests over a 4 year period. The total employer match was $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

16.	Quarterly financial data (unaudited)

	First	Second	Third	Fourth
2010 (in thousands, except for per share amounts)	Quarter	Quarter	Quarter	Quarter

Revenue	$12,421	$8,290	$7,246	$7,752
Income from operations	6,147	1,156	744	791
Net income	529	1,279	3,184	2,200
Net income per share
Basic	$0.02	$0.05	$0.11	$0.08
Diluted	$0.02	$0.04	$0.11	$0.08

2009
Revenue	$—	$—	$—	$4,548
Loss from operations	(6,557)	(12,413)	(7,735)	(9,242)
Net loss	(6,504)	(12,392)	(7,725)	(9,237)
Basic and diluted net loss per share	$(0.24)	$(0.46)	$(0.28)	$(0.34)

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit No.		Description

3.8		Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
3.10		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference)
3.11		Second Amended and Restated Bylaws of the registrant, as amended and restated on December 16, 2008 (filed as Exhibit 3.11 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 17, 2008 and incorporated herein by reference)
4.1		2004 Securityholder Agreement (as amended) (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
4.4		Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
4.5		Rights Agreement, dated as of September 25, 2008, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference)
4.6		Amendment to Rights Agreement, dated as of December 22, 2009, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.6 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 22, 2009 and incorporated herein by reference)
10.1		Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10	.2#	Sublicense Agreement between the registrant and Novartis Pharma AG dated June 4, 2004 (as amended) (relating to Fanapt®) (filed as Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10	.3#	Amended and Restated License, Development and Commercialization Agreement by and between Bristol-Myers Squibb Company and the registrant dated July 24, 2005 (relating to tasimelteon) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10.7		Lease Agreement between the registrant and Red Gate III LLC dated June 25, 2003 (lease of Rockville, MD office space) (filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.8		Amendment to Lease Agreement between the registrant and Red Gate III LLC dated September 27, 2003 (filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.9		Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated August 4, 2005 (filed as Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.10		Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.11		Form of Indemnification Agreement entered into by directors (filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)

Exhibit No.		Description

10.17		2006 Equity Incentive Plan (filed as Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
10.19		Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated November 15, 2006 (filed as Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2006 and incorporated herein by reference)
10.20		Form of Tax Indemnity Agreement (filed as Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q (File No. 000-51863) for the period ending September 30, 2007 and incorporated herein by reference)
10.22		Second Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye MCC3 LLC) dated September 14, 2007 (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2007 and incorporated herein by reference)
10.33		Amended and Restated Employment Agreement for William D. Clark dated December 16, 2008 (filed as Exhibit 10.33 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference)
10.34		Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.34 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference)
10.35		Employment Agreement for Stephanie R. Irish dated May 22, 2009 (filed as Exhibit 10.35 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference)
10.36		Employment Agreement for John Feeney dated May 22, 2009 (filed as Exhibit 10.36 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference)
10	.37#	Amended and Restated Sublicense Agreement between the registrant and Novartis Pharma AG dated October 12, 2009 (relating to Fanapt®) (filed as Exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ending December 31, 2009 and incorporated herein by reference)
10.38		Employment Agreement for James Kelly dated December 13, 2010.
10.39		Amendment dated December 16, 2010 to Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008
10.40		Amendment dated December 16, 2010 to Employment Agreement for John Feeney dated May 22, 2009
10.41		Amended and Restated Tax Indemnity Agreement dated December 16, 2010 by and between the Registrant and Mihael H. Polymeropoulos
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350
32.2		Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

#	Confidential treatment has been granted with respect to certain provisions of this exhibit.