Form 10-Q
period 2011-03-31
Vanda Pharmaceuticals Inc.
filed 2011-05-09
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 5, 2011, there were 28,103,441 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2011

INDEX

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands, except for share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$52,520	$42,559
Marketable securities	142,035	155,478
Accounts receivable	895	511
Prepaid expenses, deposits and other current assets	1,619	1,843
Deferred tax asset, current portion	182	182

Total current assets	197,251	200,573
Property and equipment, net	860	937
Intangible asset, net	9,153	9,522
Deferred tax asset, non-current portion	1,639	1,639
Restricted cash	430	430

Total assets	$209,333	$213,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$834	$648
Accrued liabilities	2,141	1,324
Accrued income taxes	2,272	2,266
Deferred revenues, current portion	26,789	26,789

Total current liabilities	32,036	31,027
Deferred rent	482	490
Deferred revenues, noncurrent portion	137,247	143,853

Total liabilities	169,765	175,370
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2011 and December 31, 2010; and 28,103,441 and 28,041,379 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	28	28
Additional paid-in capital	292,946	291,342
Accumulated other comprehensive income	99	2
Accumulated deficit	(253,505)	(253,641)

Total stockholders’ equity	39,568	37,731

Total liabilities and stockholders’ equity	$209,333	$213,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands, except for share amounts)

Revenues:
Licensing agreement	$6,606	$6,606
Royalty revenue	895	2,067
Product sales	—	3,748

Total revenues	7,501	12,421

Operating expenses:
Cost of sales, product	—	1,375
Research and development	4,267	2,041
General and administrative	2,858	2,489
Intangible asset amortization	369	369

Total operating expenses	7,494	6,274

Income from operations	7	6,147
Interest income	135	47

Income before tax provision	142	6,194

Tax provision	6	5,665

Net income	$136	$529

Net income per share:
Basic and diluted	$0.00	$0.02

Shares used in calculation of net income per share:
Basic	28,101,418	27,704,418

Diluted	28,936,835	28,318,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY  (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Comprehensive
	Shares	Par Value	Capital	Income	Deficit	Income	Total
	(In thousands, except for share amounts)

Balances at December 31, 2010	28,041,379	$28	$291,342	$2	$(253,641)		$37,731
Issuance of common stock from exercised stock options/restricted stock units	62,062	—	—	—	—		—
Employee and non-employee stock-based compensation	—	—	1,604	—	—		1,604
Excess tax benefits from exercise of stock options	—	—	—	—	—		—
Comprehensive income:
Net income	—	—	—	—	136	$136
Net unrealized gain on marketable securities	—	—	—	97	—	97

Comprehensive income	—	—	—	—	—	$233	233

Balances at March 31, 2011	28,103,441	$28	$292,946	$99	$(253,505)		$39,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)

Cash flows from operating activities
Net income	$136	$529
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	77	94
Employee and non-employee stock-based compensation	1,604	1,121
Loss on disposal of assets	—	(23)
Amortization of premiums and discounts on marketable securities	315	(4)
Amortization of intangible assets	369	369
Deferred tax benefits	—	(1,984)
Changes in assets and liabilities:
Accounts receivable	(384)	(2,867)
Inventory	—	919
Prepaid expenses, deposits and other current assets	224	415
Accounts payable	186	(1,556)
Accrued liabilities	817	(969)
Income taxes payable	6	5,740
Other liabilities	(8)	(4)
Deferred revenues	(6,606)	(6,606)

Net cash used in operating activities	(3,264)	(4,826)
Cash flows from investing activities
Purchases of marketable securities	(47,400)	(32,457)
Maturities of marketable securities	60,625	—

Net cash provided by (used in) investing activities	13,225	(32,457)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	—	1,910
Proceeds from exercise of stock options	—	23

Net cash provided by financing activities	—	1,933
Net change in cash and cash equivalents	9,961	(35,350)
Cash and cash equivalents
Beginning of period	42,559	205,295

End of period	$52,520	$169,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (We, Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, Fanapt® (iloperidone), which Novartis Pharma AG (Novartis) began marketing in the U.S. in the first quarter of 2010, is a compound for the treatment of schizophrenia. On May 6, 2009, the U.S. Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis. Vanda had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which Vanda obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million at the end of 2009 and is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Vanda continues to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On November 1, 2010, the Therapeutic Goods Administration of Australia’s Department of Health and Ageing, accepted for evaluation Vanda’s application for marketing approval for the Fanapt® oral formulation.

Tasimelteon is an oral compound in development for the treatment of sleep and mood disorders including Circadian Rhythm Sleep Disorders (CRSD). On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24 Hour Sleep/Wake Disorder (N24HSWD) in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including study design assistance, waiver of FDA user fees, tax credits, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. Vanda initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. Vanda also initiated a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of approximately 140 patients with N24HSWD. Vanda plans to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a new drug application (NDA) to the FDA and a marketing authorization application to the European Medicines Agency (EMA). On January 6, 2011, an end-of-Phase II meeting was held with the FDA to discuss the development plan for tasimelteon in the treatment of N24HSWD. Vanda is also evaluating tasimelteon in Major Depressive Disorder (MDD) and plans to initiate a Phase IIb/III clinical trial of tasimelteon in patients with MDD. The trial is expected to begin during the second half of 2011 and will investigate the efficacy and safety of tasimelteon versus placebo in the treatment of MDD. The study is expected to include an 8-week

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

treatment period and an optional open-label extension. Given the range of potential indications for tasimelteon, Vanda may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

Throughout this quarterly report on Form 10-Q, Vanda refers to Fanapt® within the U.S. and Canada as its partnered product and Vanda refers to Fanapt® outside the U.S. and Canada and tasimelteon as its products. All other compounds are referred to as Vanda’s product candidates. In addition, Vanda refers to its partnered products, products and product candidates collectively as its compounds. Moreover, Vanda refers to drug products generally as drugs or products.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K. The financial information as of March 31, 2011 and for the period of the three months ended March 31, 2011 and 2010, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by GAAP.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with consolidated financial statements and notes in the Company’s annual report incorporated by reference in the Form 10-K for the year ended December 31, 2010.

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

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the three months ended March 31, 2011.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities and accounts receivable, approximate their fair values due to their short nature.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At March 31, 2011, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Total employee stock-based compensation expense recognized during the three months ended March 31, 2011 and 2010 was comprised of the following:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)

Research and development	$720	$893
General and administrative	878	196

Stock-based compensation expense	$1,598	$1,089

As of March 31, 2011, $8.1 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.43 years.

As of March 31, 2011, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 680,754 shares were subject to outstanding options granted under the 2004 Plan as of March 31, 2011, and no additional options will be granted under this plan. As of March 31, 2011, there were 6,741,579 shares of the Company’s common stock reserved under the 2006 Plan of which 3,703,063 shares were subject to outstanding options and RSUs issued to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of March 31, 2011. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the shares subject to the option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain option awards to employees and executives provide for accelerated

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the Company’s historical volatility of its publicly traded common stock blended with the historical volatility of the common stock of comparable entities. The expected term of options granted is based on the transition approach provided by FASB guidance as the options meet the “plain vanilla” criteria required by this guidance. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid cash dividends to its stockholders since its inception and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010

Expected dividend yield	0%	0%
Weighted average expected volatility	73%	68%
Weighted average expected term (years)	6.03	6.03
Weighted average risk-free rate	2.46%	2.80%

A summary of option activity for the 2004 Plan as of March 31, 2011, and changes during the three months then ended is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price at	Remaining Term	Intrinsic
	Shares	Grant Date	(Years)	Value
		(In thousands, except for share amounts)

Outstanding at December 31, 2010	680,754	$1.77
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding at March 31, 2011	680,754	$1.77	4.53	$3,754

Exercisable at March 31, 2011	680,754	$1.77	4.53	$3,754

A summary of option activity for the 2006 Plan as of March 31, 2011, and changes during the three months then ended is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price at	Remaining Term	Intrinsic
	Shares	Grant Date	(Years)	Value
		(In thousands, except for share amounts)

Outstanding at December 31, 2010	3,324,790	$14.07
Granted	27,500	$6.88
Exercised	—	—
Forfeited	(9,750)	$8.75
Cancelled	(2,790)	$11.66

Outstanding at March 31, 2011	3,339,750	$14.03	7.78	$1,471

Exercisable at March 31, 2011	1,850,216	$17.67	6.92	$982

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The weighted average grant-date fair value of options granted during the three months ended March 31, 2011 was $4.52 per share. For the three months ended March 31, 2011 and 2010, the Company received a total of $0 and $0.02 million, respectively, in cash from options exercised under the stock-based arrangements.

A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU was based on the closing price of the Company’s stock on the date of grant which equals the RSUs intrinsic value. As of March 31, 2011, there was $3.3 million of total unrecognized compensation cost related to unvested RSU awards granted under the Company’s stock incentive plans.

A summary of RSU activity for the 2006 Plan as of March 31, 2011, and changes during the three months then ended are as follows:

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value
	(In thousands, except for share amounts)

Unvested at December 31, 2010	359,563	$9.75	$3,401
Granted	9,500	$6.88
Vested	(2,500)	$0.80
Cancelled	(3,250)	$8.75

Unvested at March 31, 2011	363,313	$9.72	$2,649

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

3.	Earnings per Share

Net income is calculated in accordance with FASB guidance on earnings per share. Basic earnings per share (EPS) is calculated by dividing the net income by the weighted average number of shares of common stock outstanding, reduced by the weighted average unvested shares of common stock subject to repurchase. Diluted EPS is computed by dividing the net income (loss) by the weighted average number of other potential common stock outstanding for the period. Other potential common stock includes stock options and RSUs, but only to the extent that their inclusion is dilutive.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following schedule presents the calculation of basic and diluted net income per share of common stock for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands, except for share amounts)

Numerator:
Net income	$136	$529

Denominator:
Weighted average shares of common stock outstanding, basic	28,101,418	27,704,418
Stock options and restricted stock units related to the issuance of common stock	835,417	614,336

Weighted average shares of common stock outstanding, diluted	28,936,835	28,318,754

Basic and diluted net income per share	$0.00	$0.02

Anti-dilutive securities not included in diluted net income per share calculation:
Stock options and restricted stock units related to the issuance of common stock	3,146,805	2,738,080

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Short-term :
U.S. Treasury and government agencies	$40,236	$14	$—	$40,250
U.S. corporate debt	101,700	85	—	101,785

	$141,936	$99	$—	$142,035

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Short-term :
U.S. Treasury and government agencies	$45,466	$—	$(11)	$45,455
U.S. corporate debt	110,010	27	(14)	110,023

	$155,476	$27	$(25)	$155,478

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

5.	Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(In thousands)

Prepaid insurance	$75	$244
Other prepaid expenses and vendor advances	1,255	966
Accrued interest income	289	633

Total prepaid expenses, deposits and other current assets	$1,619	$1,843

6.	Property and Equipment, Net

The following is a summary of the Company’s property and equipment-at cost, as of March 31, 2011 and December 31, 2010:

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2011	2010
	(In thousands)

Laboratory equipment	5	$1,273	$1,282
Computer equipment	3	725	764
Furniture and fixtures	7	700	706
Leasehold improvements	10	844	844

		3,542	3,596
Less—accumulated depreciation and amortization		(2,682)	(2,659)

		$860	$937

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $0.1 million.

7.	Intangible Asset, Net

The intangible asset consists of the following as of March 31, 2011:

	March 31, 2011
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
		(In thousands)

Fanapt®	8 years	$12,000	$2,847	$9,153

		$12,000	$2,847	$9,153

The intangible asset consisted of the following as of December 31, 2010:

	December 31, 2010
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
		(In thousands)

Fanapt®	8 years	$12,000	$2,478	$9,522

		$12,000	$2,478	$9,522

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $0.4 million for the three months ended March 31, 2011 and 2010. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

8.	Accrued Liabilities

The following is a summary of accrued liabilities as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(In thousands)

Accrued research and development expenses	$1,593	$1,061
Accrued consulting and other professional fees	189	201
Employee benefits	315	62
Other accrued expenses	44	—

Total accrued liabilities	$2,141	$1,324

9.	Revenue Recognition

The Company’s revenue consisted of the following:

	December 31, 2010	Revenue	March 31, 2011
	Deferred Revenue	Recognized	Deferred Revenue
	(In thousands)

Revenues:
Licensing agreement	$170,642	$6,606	$164,036
Royalty revenue	—	895	—

Total revenues	$170,642	$7,501	$164,036

Vanda entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December of 2009. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent. For the three months ended March 31, 2011, the Company recognized $6.6 million of revenue for the licensing agreement. Vanda recognized royalty revenue of $0.9 million for the three months ended March 31, 2011. Royalty revenue is based on a percentage of the quarterly net sales of Fanapt® sold in the U.S. and Canada by Novartis and is recorded when reliably measurable and earned.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

10.	Commitments and Contingencies

Operating leases

The Company has commitments totaling $4.1 million under operating real estate leases for its headquarters located in Rockville, Maryland, which expires in 2016.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of March 31, 2011.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Future license payments.  No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of March 31, 2011, since the

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

The Company recorded a tax provision of $0.01 million and $5.7 million for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, the Company reflected a net deferred tax asset of $1.8 million associated with the Company’s ability to carryback current taxable losses to recover income taxes paid in 2010. During the three months ended March 31, 2010, the Company released $2.0 million of valuation allowance due to the possibility of offsetting the current year tax provision through the carryback of losses generated by the future reversal of temporary differences. The remaining net deferred tax assets at March 31, 2011 and March 31, 2010 were offset by a valuation allowance since realization of any future benefit from deductible temporary differences and net operating losses could not be sufficiently assured.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

As of March 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Description:
Available-for-sale securities	$142,035	$40,250	$101,785	$—

Total	$142,035	$40,250	$101,785	$—

As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Description:
Available-for-sale securities	$155,478	$45,455	$110,023	$—

Total	$155,478	$45,455	$110,023	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

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

We encourage you to read the discussion and analysis of our financial condition and our condensed consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read Item 1A of Part II of this quarterly report on Form 10-Q entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

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

For the three months ended March 31, 2011 we incurred $0.3 million in research and development costs directly attributable to our development of Fanapt®. As a result of the FDA’s approval of the new drug application (NDA) for Fanapt® in May 2009, we met a milestone under the original sublicense agreement which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension.

•	Tasimelteon. Tasimelteon is an oral compound in development for the treatment of sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Sleep/Wake Disorder (N24HSWD) in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. We initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. We also initiated a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of approximately 140 patients with N24HSWD. We plan to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a marketing authorization application to the European Medicines Agency (EMA). On January 6, 2011, an end-of-Phase II meeting was held with the FDA to discuss the development plan for tasimelteon in the treatment of N24HSWD. We are also evaluating tasimelteon in Major Depressive Disorder (MDD) and plan to initiate a Phase IIb/III clinical trial of tasimelteon in patients with MDD. The trial is expected to begin during the second half of 2011 and will investigate the efficacy and safety of tasimelteon versus placebo in the treatment of MDD. The study is expected to include an 8-week treatment period and an optional open-label extension. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide. For the three months ended March 31, 2011, we incurred $3.7 million in direct research and development costs directly attributable to our development of tasimelteon.

Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our compounds. Our ability to generate revenue and achieve profitability largely depends on Novartis’ ability to successfully commercialize Fanapt® in the U.S. and to successfully develop and commercialize Fanapt® in Canada and upon our ability, alone or with others, to complete the development of our products or product candidates, and to obtain the regulatory approvals for and manufacture, market and sell our products and product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part II of this quarterly report on Form 10-Q, entitled “Risk Factors” and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

Revenues.  Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an up-front payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Revenue from the $200.0 million upfront payment will be recognized ratably on a straight-line basis from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. We recognize revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and earned and product revenue upon delivery of our products to Novartis.

Research and development expenses

Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred for compounds in development stage, including certain payments made under our license agreements prior to FDA approval. Prior to FDA approval, all Fanapt® manufacturing-related and milestone costs were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing and milestone costs related to this product are being capitalized. Costs related to the acquisition of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with the FASB guidance on accounting for contingencies which states that milestone payments be accrued when it is deemed probable that the milestone event will be achieved. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our products and product candidates and pharmacogenetics and pharmacogenomics expertise. For the three months ended March 31, 2011, we incurred research and development expenses in the aggregate of $4.3 million, including stock-based compensation expenses of $0.7 million. We expect our research and development expenses to increase as we continue to develop our products and product candidates. We expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products, product candidates and partnered products and to evaluate potential in-license product candidates or compounds.

The following table summarizes our product development initiatives for the three months ended March 31, 2011 and 2010. Included in this table are the research and development expenses recognized in connection with the clinical development of Fanapt® and tasimelteon.

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)

Direct project costs(1)
Fanapt®	$349	$616
Tasimelteon	3,685	1,018

Total direct project costs	4,034	1,634

Indirect project costs(1)
Facility	155	158
Depreciation	42	55
Other indirect overhead	36	194

Total indirect project costs	233	407

Total research and development expenses	$4,267	$2,041

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapt®. For the three months ended March 31, 2011, we incurred general and administrative expenses in the aggregate of $2.9 million, including stock-based compensation expenses of $0.9 million.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2010 included in our annual report on Form 10-K. However, we believe that the following critical accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this quarterly report on Form 10-Q.

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

Stock-based compensation

We currently use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on our historical volatility of our publicly traded common stock blended with the historical volatility of the common stock of comparable entities. The expected term of options granted is based on the transition approach provided by FASB guidance as the options meet the “plain vanilla” criteria required by this method. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid cash dividends to our stockholders since our inception and do not plan to pay dividends in the foreseeable future. The stock-based compensation expense for a period is also affected by expected forfeiture rate for the respective option grants. If our estimates of the fair value of these equity instruments or expected forfeitures are too high or too low, it would have the effect of overstating or understating expenses.

Total employee stock-based compensation expense related to all of our stock-based awards during the three months ended March 31, 2011 and 2010 was comprised of the following:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)

Research and development	$720	$893
General and administrative	878	196

Employee stock-based compensation expense	$1,598	$1,089

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

Recent Accounting Pronouncements

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and became effective during the first quarter of 2011. We adopted this guidance beginning January 1, 2011, with no material impact to our financial statements.

Results of Operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of March 31, 2011, we had a deficit accumulated of $253.5 million.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenues.  Revenues were $7.5 million for the three months ended March 31, 2011 compared to revenues of $12.4 for the three months ended March 31, 2010. Revenues for the three months ended March 31, 2011 included $6.6 million recognized from Novartis related to straight-line recognition of up-front license fees and $0.9 million in royalty revenue based on first quarter 2011 sales of Fanapt®. Novartis launched Fanapt® commercially in the U.S. in January 2010.

Intangible asset amortization.  Intangible asset amortization was $0.4 million for the three months ended March 31, 2011 compared to intangible amortization of $0.4 million for the three months ended March 31, 2010. Intangible amortization for the three months ended March 31, 2011 and 2010 consisted of $0.4 million resulting from the amortization of the capitalized intangible asset related to the $12.0 million payment to Novartis in May 2009.

Research and development expenses.  Research and development expenses increased by $2.2 million, or 109.1%, to $4.3 million for the three months ended March 31, 2011 compared to $2.0 million for the three months ended March 31, 2010.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)

Direct project costs:
Clinical trials	$1,525	$2
Contract research and development, consulting, materials and other direct costs	895	50
Salaries, benefits and related costs	894	706
Stock-based compensation	720	876

Total direct costs	4,034	1,634
Indirect project costs	233	407

Total	$4,267	$2,041

Direct costs increased $2.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of increases in clinical trial costs, contract research and development, consulting, materials and other direct costs and salaries, benefits and related costs partially offset by lower stock based compensation. Clinical trials costs increased by $1.5 million for the three months ended March 31, 2011 relative to the three months ended March 31, 2010, primarily due to costs related to the tasimelteon trials for the treatment of N24HSWD in blind individuals without light perception which began in the third quarter of 2010. Contract research and development, consulting, materials and other direct costs increased $0.8 million for the three months ended March 31, 2011 relative to the three months ended March 31, 2010, primarily due to costs related to the tasimelteon trials for the treatment of N24HSWD in blind individuals without light perception which began in the third quarter of 2010.

General and administrative expenses.  General and administrative expenses increased by $0.4 million, or 14.8%, to $2.9 million for the three months ended March 31, 2011 from $2.5 million for the three months ended March 31, 2010.

The following table discloses the components of our general and administrative expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)

Salaries, benefits and related costs	$529	$571
Stock-based compensation	878	196
Marketing, legal, accounting and other professional expenses	888	1,061
Other expenses	563	661

Total	$2,858	$2,489

Stock-based compensation expense increased by $0.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, as a result of the reversal of expense related to the cancellation of unvested options due to executive departures during the first quarter of 2010. Marketing, legal, accounting and other professional costs decreased by $0.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to a decrease in marketing expenses relating to Fanapt® for the three months ending March 31, 2011.

Interest income.  Interest income in the three months ended March 31, 2011 was $0.1 million compared to $0.05 million in the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, our total cash and cash equivalents and marketable securities were $194.6 million compared to $198.0 million at December 31, 2010. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper. As of March 31, 2011, we also held a non-current deposit of $0.4 million that is used to collateralize a letter of credit issued for our current office lease in Rockville, Maryland which expires in 2016.

As of March 31, 2011, we maintained all of our cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We entered into an amended and restated sublicense agreement in 2009 with Novartis to commercialize Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million, and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We will recognize the $200.0 million upfront payment ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. We also receive royalties, which, as a percentage of net sales, are in the low double digits, on net sales of Fanapt® in the U.S. and Canada. During the three months ended March 31, 2011, we recorded $6.6 million in licensing revenue. Through March 31, 2011, we had recognized product revenue of $5.3 million from product sold to Novartis and $4.0 million in royalty revenue. We recognize product revenue on the sale of the existing Fanapt® product to Novartis upon delivery to Novartis and royalty revenue when realizable and earned. Other than participation in the Joint Steering Committee established following the effective date of the amended and restated sublicense agreement with Novartis, we have no control over the progress of Novartis’ commercial plans. We cannot forecast with any degree of certainty the achievement of milestones and royalties under this agreement.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception beginning in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. The second trial is a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of approximately 140 patients with N24HSWD. The duration and cost of clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. In addition, orphan clinical trials create an additional challenge due to the limited number of available patients afflicted with the disease. We are also evaluating tasimelteon in MDD and plan to initiate a Phase IIb/III clinical trial of tasimelteon in patients with MDD. The trial is expected to begin during the second half of 2011 and will investigate the efficacy and safety of tasimelteon versus placebo in the treatment of MDD. The study is expected to include an 8-week treatment period and an optional open-label extension. We plan to assess the antidepressant and circadian effects of tasimelteon, as well as further characterize the safety profile of the compound.

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

Cash Flow

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)

Net cash provided by (used in)
Operating activities	$(3,264)	$(4,826)
Investing activities	13,225	(32,457)
Financing activities	—	1,933

Net change in cash and cash equivalents	$9,961	$(35,350)

Net cash used in operations was $3.3 million and $4.8 million for the three months ended March 31, 2011 and 2010, respectively. Adjustments to reconcile net income to net cash used in operating activities included non-cash charges for depreciation and amortization of $0.8 million and stock-based compensation of $1.6 million, decreases in prepaid expenses and other assets and other liabilities of $0.2 million, increases in accounts receivable, accrued expenses, accounts payable and accrued income taxes of $0.6 million, and decreases in deferred revenue of $6.6 million. Net cash provided by investing activities for the three months ended March 31, 2011 was $13.2 million and consisted primarily of net maturities of marketable securities.

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

Operating leases

Our commitments under operating leases shown below consist of payments relating to our real estate leases for our current headquarters located in Rockville, Maryland, which expires in 2016.

The following table summarizes our long-term contractual cash obligations as of March 31, 2011:

	Cash Payments Due by Period
		April to
		December					After
	Total	2011	2012	2013	2014	2015	2015
	(In thousands)

Operating leases	$4,100	$545	$749	$771	$795	$818	$422

Total	$4,100	$545	$749	$771	$795	$818	$422

Clinical research organization contracts and other contracts

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

License agreements.  In February 2004 and June 2004, we entered into separate licensing agreements with BMS and Novartis, respectively, for the exclusive rights to develop and commercialize tasimelteon and Fanapt®. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We are obligated to make (in the case of tasimelteon and, in the case of Fanapt® in the U.S. and Canada, are entitled to receive) payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones. If the products are successfully commercialized we will be required to pay certain royalties (and in the case of Fanapt® in the U.S. and Canada, will be entitled to receive certain royalties) based on net sales for each of the licensed products. See the notes to the consolidated financial statements included with this report for a more detailed description of these license agreements.

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with BMS and subsequently paid a license fee of $1.0 million.

As a result of the acceptance by the FDA of the NDA for Fanapt® in October 2007, we met a milestone under our original sublicense agreement with Novartis and subsequently paid a $5.0 million fee. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, we met an additional milestone under the original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of March 31, 2011, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2011, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 10, 2011, we identify under Item 1A important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this

Form 10-Q. There have been no material change in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

          Vanda Pharmaceuticals Inc.

/s/  Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2011

/s/  James P. Kelly
James P. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

May 9, 2011

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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