Form 10-Q
period 2011-06-30
Vanda Pharmaceuticals Inc.
filed 2011-08-05
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐ No ☑
As of August 2, 2011, there were 28,103,441 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2011

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2011	2010
(in thousands, except for share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,386	$42,559
Marketable securities	138,013	155,478
Accounts receivable	752	511
Prepaid expenses, deposits and other current assets	2,192	1,843
Deferred tax, current portion	182	182

Total current assets	191,525	200,573

Property and equipment, net	963	937
Intangible asset, net	8,781	9,522
Deferred tax, noncurrent portion	1,639	1,639
Restricted cash	530	430

Total assets	$203,438	$213,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,337	$648
Accrued liabilities	2,513	1,324
Accrued income taxes	2,221	2,266
Deferred revenues, current portion	26,789	26,789

Total current liabilities	32,860	31,027

Deferred rent	471	490
Deferred revenues, noncurrent portion	130,569	143,853

Total liabilities	163,900	175,370

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2011 and December 31, 2010; and 28,103,441 and 28,041,379 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	28	28
Additional paid-in capital	294,271	291,342
Accumulated other comprehensive income	85	2
Accumulated deficit	(254,846)	(253,641)

Total stockholders’ equity	39,538	37,731

Total liabilities and stockholders’ equity	$203,438	$213,101

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except for share amounts)	2011	2010	2011	2010
Revenues:
Licensing agreement	$6,678	$6,678	$13,284	$13,284
Royalty revenue	752	70	1,647	2,137
Product sales	—	1,542	—	5,290

Total revenues	7,430	8,290	14,931	20,711

Operating expenses:
Cost of sales, product	—	1,516	—	2,891
Research and development	5,999	2,403	10,266	4,444
General and administrative	2,572	2,842	5,430	5,331
Intangible asset amortization	372	372	741	741

Total operating expenses	8,943	7,133	16,437	13,407

Income (loss) from operations	(1,513)	1,157	(1,506)	7,304

Interest income	121	86	256	133

Income (loss) before tax provision	(1,392)	1,243	(1,250)	7,437

Tax provision (benefit)	(51)	(37)	(45)	5,628

Net income (loss)	$(1,341)	$1,280	$(1,205)	$1,809

Net income (loss) per share:
Basic	$(0.05)	$0.05	$(0.04)	$0.07

Diluted	$(0.05)	$0.04	$(0.04)	$0.06

Shares used in calculation of net income (loss) per share:
Basic	28,103,441	27,896,889	28,102,774	27,802,298

Diluted	28,103,441	28,438,118	28,102,774	28,383,142

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Comprehensive
(in thousands, except for share amounts)	Shares	Par Value	Capital	Income	Deficit	Income (Loss)	Total
Balances at December 31, 2010	28,041,379	$28	$291,342	$2	$(253,641)		$37,731
Issuance of common stock from exercised stock options/restricted stock units	62,062	—	—	—	—		—
Employee and non-employee stock-based compensation	—	—	2,929	—	—		2,929
Comprehensive loss:
Net loss	—	—	—	—	(1,205)	$(1,205)
Net unrealized gain on marketable securities	—	—	—	83	—	83

Comprehensive loss	—	—	—	—	—	$(1,122)	(1,122)

Balances at June 30, 2011	28,103,441	$28	$294,271	$85	$(254,846)		$39,538

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,	June 30,
(in thousands)	2011	2010
Cash flows from operating activities
Net income (loss)	$(1,205)	$1,809
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	138	179
Employee and non-employee stock-based compensation	2,929	2,760
Loss on disposal of assets	—	(23)
Amortization of premiums and discounts on marketable securities	574	(34)
Amortization of intangible asset	741	741
Deferred tax benefit	—	(1,794)
Changes in assets and liabilities:
Accounts receivable	(241)	2,509
Inventory	—	2,399
Prepaid expenses, deposits and other current assets	(349)	573
Accounts payable	689	(1,404)
Accrued liabilities	1,189	(913)
Accrued income taxes	(45)	5,763
Other liabilities	(19)	(9)
Deferred revenue	(13,284)	(13,284)

Net cash used in operating activities	(8,883)	(728)
Cash flows from investing activities
Purchases of property and equipment	(164)	—
Proceeds from sale of property and equipment	—	66
Purchases of marketable securities	(89,576)	(63,877)
Maturities of marketable securities	106,550	2,500
Change in restricted cash	(100)	—

Net cash provided by (used in) investing activities	16,710	(61,311)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	—	1,658
Proceeds from exercise of stock options	—	737

Net cash provided by financing activities	—	2,395

Net change in cash and cash equivalents	7,827	(59,644)
Cash and cash equivalents
Beginning of period	42,559	205,295

End of period	$50,386	$145,651

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Business Organization and Presentation
Business organization
     Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, Fanapt® (iloperidone), which Novartis Pharma AG (Novartis) began marketing in the U.S. in the first quarter of 2010, is a compound for the treatment of schizophrenia. On May 6, 2009, the U.S. Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis. Vanda had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which Vanda obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million at the end of 2009 and is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt™ with Vanda in Europe and will instead receive a royalty on net sales in those countries. This includes the countries in the European Union as well as Switzerland, Norway, Liechtenstein, and Iceland. Vanda continues to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On November 1, 2010, the Therapeutic Goods Administration of Australia’s Department of Health and Ageing, accepted for evaluation Vanda’s application for marketing approval for the Fanapt® oral formulation. On July 22, 2011, the European Medicines Agency (EMA) notified Vanda that it had accepted for evaluation the Marketing Authorization Application (MAA) for oral iloperidone tablets. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.
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

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
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
Basis of presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K. The financial information as of June 30, 2011 and for the period of the six months ended June 30, 2011 and 2010, is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by GAAP.
     The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
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
     The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the six months ended June 30, 2011.
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
Concentrations of credit risk
     Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At June 30, 2011, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.
Accrued expenses
     The Company’s management is required to estimate accrued expenses as part of the process of preparing financial statements. The estimation of accrued expenses involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, and fees for marketing and other commercialization activities. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes these expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. In the event that the Company does not identify certain costs that have begun to be incurred or the Company under- or over-estimates the level of services performed or the costs of such services, the Company’s reported expenses for such period would be too low or too high.
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
     The fair value of stock options granted is amortized using the accelerated attribution method. The fair value of restricted stock units (RSUs) awarded is amortized using the straight line method. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted prior to 2009 were estimated to be approximately 2%. The forfeiture rate was increased to 4% in 2009, and currently remains so, on subsequently granted options based on the Company’s historical experience.

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Total employee stock-based compensation expense recognized during the three and six months ended June 30, 2011 and 2010 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Research and development	$618	$661	$1,338	$1,554
General and administrative	696	983	1,574	1,179

Stock-based compensation expense	$1,314	$1,644	$2,912	$2,733

     As of June 30, 2011, $7.6 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.30 years.
     As of June 30, 2011, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 680,754 shares were subject to outstanding options granted under the 2004 Plan as of June 30, 2011, and no additional options will be granted under this plan. As of June 30, 2011, there were 6,741,579 shares of the Company’s common stock reserved under the 2006 Plan of which 3,864,563 shares were subject to outstanding options and RSUs issued to employees and non-employees.
     Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of June 30, 2011. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the shares subject to the option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the Company’s historical volatility of its publicly traded common stock blended with the historical volatility of the common stock of comparable entities. The expected term of options granted is based on the transition approach provided by FASB guidance as the options meet the “plain vanilla” criteria required by this guidance. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid cash dividends to its stockholders since its inception and does not plan to pay any such dividends in the foreseeable future.
     Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended
	June 30,	June 30,
	2011	2010
Expected dividend yield	0%	0%
Weighted average expected volatility	73%	68%
Weighted average expected term (years)	6.03	6.03
Weighted average risk-free rate	2.50%	2.70%

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     A summary of option activity for the 2004 Plan as of June 30, 2011, and changes during the six months then ended is presented below:

		Weighted
		Average	Weighted Average
	Number of	Exercise Price at	Remaining Term	Aggregate Intrinsic
(in thousands, except for share amounts)	Shares	Grant Date	(Years)	Value
Outstanding at December 31, 2010	680,754	$1.77
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding at June 30, 2011	680,754	$1.77	4.28	$3,652

Exercisable at June 30, 2011	680,754	$1.77	4.28	$3,652

     A summary of option activity for the 2006 Plan as of June 30, 2011, and changes during the six months then ended is presented below:

		Weighted
		Average Exercise	Weighted Average
	Number of	Price at Grant	Remaining Term	Aggregate Intrinsic
(in thousands, except for share amounts)	Shares	Date	(Years)	Value
Outstanding at December 31, 2010	3,324,790	$14.07
Granted	169,500	$7.17
Exercised	—	—
Forfeited	(9,750)	$8.75
Cancelled	(2,790)	$11.66

Outstanding at June 30, 2011	3,481,750	$13.75	7.63	$1,377

Exercisable at June 30, 2011	2,003,666	$17.03	6.78	$1,005

The weighted average grant-date fair value of options granted during the six months ended June 30, 2011 was $4.69 per share. For the six months ended June 30, 2011 and 2010, the amounts received in cash from options exercised under the stock-based arrangements were not material.
     A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant which equals the RSUs intrinsic value. As of June 30, 2011, there was $3.2 million of total unrecognized compensation cost related to unvested RSU awards granted under the Company’s stock incentive plans.
     A summary of RSU activity for the 2006 Plan as of June 30, 2011, and changes during the six months then ended are as follows:

	Number of	Weighted Average	Aggregate
(in thousands, except for share amounts)	Shares	Price/Share	Intrinsic Value

Unvested at December 31, 2010	359,563	$9.75	$3,401
Granted	29,000	$7.24
Vested	(2,500)	$0.80
Cancelled	(3,250)	$8.75

Unvested at June 30, 2011	382,813	$9.61	$2,733

Income taxes
     The Company accounts for income taxes under the liability method in accordance with the FASB provisions on accounting for income taxes, which requires companies to account for deferred income taxes using the asset and liability method. Under the asset

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
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
Recent Accounting Pronouncements
     In June 2011, the FASB issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for annual and interim periods within the first annual period beginning after December 15, 2011. The Company believes the adoption of this pronouncement will not have a material impact on its financial position or results of operations.
     In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and became effective during the first quarter of 2011. The Company adopted this guidance beginning January 1, 2011, with no material impact to its financial statements.
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
     The following schedule presents the calculation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(1,341)	$1,280	$(1,205)	$1,809

Denominator:
Weighted average shares of common stock outstanding, basic	28,103,441	27,896,889	28,102,774	27,802,298
Stock options and restricted stock units related to the issuance of common stock	—	541,229	—	580,844

Weighted average shares of common stock outstanding, diluted	28,103,441	28,438,118	28,102,774	28,383,142

Net income (loss) per share:

Basic	$(0.05)	$0.05	$(0.04)	$0.07

Diluted	$(0.05)	$0.04	$(0.04)	$0.06

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Options to purchase common stock and restricted stock units	3,974,965	2,638,115	3,560,885	2,597,858

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
4. Marketable Securities
     The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
(in thousands)	Cost	Gains	Losses	Value
Short-term :
U.S. Treasury and government agencies	$33,539	$12	$(2)	$33,549
U.S. corporate debt	104,389	83	(8)	104,464

	$137,928	$95	$(10)	$138,013

     The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
(in thousands)	Cost	Gains	Losses	Value
Short-term :
U.S. Treasury and government agencies	$45,466	$—	$(11)	$45,455
U.S. corporate debt	110,010	27	(14)	110,023

	$155,476	$27	$(25)	$155,478

5. Prepaid Expenses, Deposits and Other Current Assets
     The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(in thousands)	2011	2010
Prepaid insurance	$456	$244
Other prepaid expenses and vendor advances	1,312	966
Accrued interest income	424	633

Total prepaid expenses, deposits and other current assets	$2,192	$1,843

6. Property and Equipment, Net
     The following is a summary of the Company’s property and equipment-at cost, as of June 30, 2011 and December 31, 2010:

	Estimated Useful
	Life	June 30,	December 31,
(in thousands)	(Years)	2011	2010
Laboratory equipment	5	$1,273	$1,282
Computer equipment	3	889	764
Furniture and fixtures	7	700	706
Leasehold improvements	10	844	844

		3,706	3,596
Less—accumulated depreciation and amortization		(2,743)	(2,659)

		$963	$937

     Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was $0.1 million and $0.2 million, respectively.

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
7. Intangible Asset, Net
     The intangible asset consists of the following as of June 30, 2011:

		June 30, 2011
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
(in thousands)	Life	Amount	Amortization	Amount

Fanapt®	8 years	$12,000	$3,219	$8,781

		$12,000	$3,219	$8,781

     The intangible asset consisted of the following as of December 31, 2010:

		December 31, 2010
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
(in thousands)	Life	Amount	Amortization	Amount

Fanapt®	8 years	$12,000	$2,478	$9,522

		$12,000	$2,478	$9,522

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
     Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $0.7 million for the six months ended June 30, 2011 and 2010. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.
8. Accrued Liabilities
     The following is a summary of accrued liabilities as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(in thousands)	2011	2010
Accrued research and development expenses	$1,701	$1,061
Accrued consulting and other professional fees	231	201
Employee benefits	563	62
Other accrued expenses	18	—

Total accrued liabilities	$2,513	$1,324

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
9. Revenue Recognition
     The Company’s revenue activity for the six months ended June 30, 2011 consisted of the following:

	December 31, 2010	Revenue	June 30, 2011
(in thousands)	Deferred Revenue	Recognized	Deferred Revenue

Revenues:
Licensing agreement	$170,642	$13,284	$157,358
Royalty revenue	—	1,647	—

Total revenues	$170,642	$14,931	$157,358

     Vanda entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December of 2009. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent. For the six months ended June 30, 2011, the Company recognized $13.3 million of revenue for the licensing agreement. Vanda recognized royalty revenue of $1.6 million for the six months ended June 30, 2011. Royalty revenue is based on a percentage of the quarterly net sales of Fanapt® sold in the U.S. and Canada by Novartis and is recorded when reliably measurable and earned.
10. Commitments and Contingencies
Operating leases
     The Company has commitments totaling $3.9 million under an operating real estate lease for its headquarters located in Rockville, Maryland, which expires in 2016.
     Please refer to note 13 (Subsequent Event) for a description of the Company’s lease agreement with square 54 office owner LLC, which was entered into on July 25, 2011.
Guarantees and indemnifications
     The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of June 30, 2011.
License agreements
     The Company’s rights to develop and commercialize its products are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.
     Fanapt®. The Company acquired exclusive worldwide rights to patents and patent applications for Fanapt® (iloperidone), in 2004 through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapt® and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications as well as certain Novartis patents and patent applications to develop and commercialize Fanapt® through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $0.5 million and was obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. In November 2007, the Company met a milestone under this sublicense agreement relating to the acceptance of its filing of the NDA for Fanapt® for the treatment of schizophrenia and made a corresponding payment of $5.0 million to Novartis. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met an additional milestone under this sublicense agreement which required the Company to make a payment of $12.0 million to Novartis.

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis which amended and restated the June 2004 sublicense agreement with Novartis. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million and Vanda is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt™ with Vanda in Europe and will instead receive a royalty on net sales in those countries. This includes the countries in the European Union as well as Switzerland, Norway, Liechtenstein, and Iceland. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.
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
     Future license payments. No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of June 30, 2011, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.
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
11. Income Taxes
     The Company recorded a tax benefit of $0.05 million for the six months ended June 30, 2011 and a tax provision of $5.6 million for the six months ended June 30, 2010. At June 30, 2011, the Company reflected a net deferred tax asset of $1.8 million associated with the Company’s ability to carryback current taxable losses to recover income taxes paid in 2010. During the six months ended June 30, 2010, the Company released $1.8 million of valuation allowance due to the possibility of offsetting the current year tax provision through the carryback of losses generated by the future reversal of temporary differences. The remaining net deferred tax assets at June 30, 2011 and June 30, 2010 were offset by a valuation allowance since realization of any future benefit from deductible temporary differences and net operating losses could not be sufficiently assured.
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
     Marketable securities classified in Level 1 and 2 at June 30, 2011 and December 31, 2010 include available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include commercial paper, corporate notes and government agency notes that use as their basis readily observable market parameters.
     As of June 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis.

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Description:
Available-for-sale securities	$138,013	$33,549	$104,464	$—

Total	$138,013	$33,549	$104,464	$—

As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description:
Available-for-sale securities	$155,478	$45,455	$110,023	$—

Total	$155,478	$45,455	$110,023	$—

13. Subsequent Event
     On July 25, 2011, the Company and Square 54 Office Owner LLC (the Landlord) entered into a lease for Vanda’s future headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, DC (the Lease). Under the Lease, which will have an 11 year term commencing on April 1, 2012, the Company will pay approximately $1.6 million in annual rent over the term of the Lease, however rent will be abated for the first 12 months. The Landlord will provide the Company with an allowance of approximately $1.9 million for construction of the premises to the Company’s specifications. Subject to the prior rights of other tenants in the building, the Company will have the right to renew the Lease for five years following the expiration of its original term. The Company will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by either the Landlord or the Company upon certain conditions. The Company paid a security deposit of $0.5 million upon execution of the Lease. The Company will likely incur a termination fee and other costs in connection with an early termination of its lease for its current headquarters in Rockville, Maryland.

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
     We encourage you to read the discussion and analysis of our financial condition and our condensed consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read Item 1A of Part II of this quarterly report on Form 10-Q entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (SEC) from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview
     We are a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:
• Fanapt® (iloperidone). We have developed Fanapt®, and will continue to develop it outside the U.S. and Canada, to treat schizophrenia. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapt® in the U.S. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt™ with Vanda in Europe and will instead receive a royalty on net sales in those countries. This includes the countries in the European Union as well as Switzerland, Norway, Liechtenstein, and Iceland. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On November 1, 2010, the Therapeutic Goods Administration of Australia’s Department of Health and Ageing, accepted for evaluation our application for marketing approval of the Fanapt® oral formulation. On July 22, 2011, the European Medicines Agency (EMA) notified Vanda that it had accepted for evaluation the Marketing Authorization Application (MAA) for oral iloperidone tablets. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.
For the six months ended June 30, 2011 we incurred $1.0 million in research and development costs directly attributable to our development of Fanapt®. As a result of the FDA’s approval of the new drug application (NDA) for Fanapt® in May 2009, we met a milestone under the original sublicense agreement which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension.
• Tasimelteon. Tasimelteon is an oral compound in development for the treatment of sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Sleep/Wake Disorder (N24HSWD) in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. We initiated two clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception in the third quarter of 2010. The first trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 160 patients with

N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. We also initiated a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of approximately 140 patients with N24HSWD. We plan to conduct additional clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a marketing authorization application to the European Medicines Agency (EMA). On January 6, 2011, an end-of-Phase II meeting was held with the FDA to discuss the development plan for tasimelteon in the treatment of N24HSWD. We are also evaluating tasimelteon in Major Depressive Disorder (MDD) and plan to initiate a Phase IIb/III clinical trial of tasimelteon in patients with MDD. The trial is expected to begin during the second half of 2011 and will investigate the efficacy and safety of tasimelteon versus placebo in the treatment of MDD. The study is expected to include an 8-week treatment period and an optional open-label extension. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide. For the six months ended June 30, 2011, we incurred $8.8 million in direct research and development costs directly attributable to our development of tasimelteon.
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
Revenues
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
Research and development expenses
     Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred for compounds in development stage, including certain payments made under our license agreements prior to FDA approval. Prior to FDA approval, all Fanapt® manufacturing-related and milestone costs were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing and milestone costs related to this product are being capitalized. Costs related to the acquisition of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with the FASB guidance on accounting for contingencies which states that milestone payments be accrued when it is deemed probable that the milestone event will be achieved. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our products and product candidates and pharmacogenetics and pharmacogenomics expertise. For the six months ended June 30, 2011, we incurred research and development expenses in the aggregate of $10.3 million, including stock-based compensation expenses of $1.3 million. We expect our research and development expenses to increase as we continue to develop our products and product candidates. We expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products, product candidates and partnered products and to evaluate potential in-license product candidates or compounds.
     The following table summarizes our product development initiatives for the six months ended June 30, 2011 and 2010. Included in this table are the research and development expenses recognized in connection with the clinical development of Fanapt® and tasimelteon.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Direct project costs(1)
Fanapt®	$612	$550	$961	$1,166
Tasimelteon	5,131	1,608	8,816	2,626

Total direct project costs	5,743	2,158	9,777	3,792

Indirect project costs(1)
Facility	156	150	311	308
Depreciation	27	47	69	102
Other indirect overhead	73	48	109	242

Total indirect project costs	256	245	489	652

Total research and development expenses	$5,999	$2,403	$10,266	$4,444

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.
General and administrative expenses
     General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapt®. For the six months ended June 30, 2011, we incurred general and administrative expenses in the aggregate of $5.4 million, including stock-based compensation expenses of $1.6 million.
Interest income
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
     Total employee stock-based compensation expense related to all of our stock-based awards during the six months ended June 30, 2011 and 2010 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Research and development	$618	$661	$1,338	$1,554
General and administrative	696	983	1,574	1,179

Stock-based compensation expense	$1,314	$1,644	$2,912	$2,733

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

Recent Accounting Pronouncements
     In June 2011, the FASB issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for annual and interim periods within the first annual period beginning after December 15, 2011. We believe the adoption of this pronouncement will not have a material impact on our financial position or results of operations.
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
Results of Operations
     We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of June 30, 2011, we had a deficit accumulated of $254.8 million.
Three months ended June 30, 2011 compared to three months ended June 30, 2010
     Revenues. Revenues were $7.4 million for the three months ended June 30, 2011, compared to revenues of $8.3 for the three months ended June 30, 2010. Revenues for the three months ended June 30, 2011 included $6.7 million recognized from Novartis related to straight-line recognition of up-front license fees and $0.8 million in royalty revenue based on second quarter 2011 sales of Fanapt®. Novartis launched Fanapt® commercially in the U.S. in January 2010.
     Intangible asset amortization. Intangible asset amortization was $0.4 million for both the three months ended June 30, 2011 and the three months ended June 30, 2010. Intangible amortization relates to the capitalized intangible asset related to the $12.0 million payment to Novartis in May 2009.
     Research and development expenses. Research and development expenses increased by $3.6 million, or 149.6%, to $6.0 million for the three months ended June 30, 2011 compared to $2.4 million for the three months ended June 30, 2010.
     The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2011	2010
Direct project costs:
Clinical trials	$2,862	$284
Contract research and development, consulting, materials and other direct costs	1,280	571
Salaries, benefits and related costs	983	655
Stock-based compensation	618	648

Total direct costs	5,743	2,158

Indirect project costs	256	245

Total	$5,999	$2,403

     Direct costs increased $3.6 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as a result of increases in clinical trial costs, contract research and development, consulting, materials and other direct costs and salaries, benefits and related costs partially offset by lower stock based compensation. Clinical trials costs increased by $2.6 million for the three months ended June 30, 2011 relative to the three months ended June 30, 2010, primarily due to costs related to the tasimelteon trials for the treatment of N24HSWD in blind individuals without light perception, which began in the third quarter of 2010. Contract research and development, consulting, materials and other direct costs increased $0.7 million for the three months ended June 30, 2011 relative to the three months ended June 30, 2010, primarily due to costs related to those same tasimelteon trials.
     General and administrative expenses. General and administrative expenses decreased by $0.3 million, or 9.5%, to $2.6 million for the three months ended June 30, 2011 from $2.8 million for the three months ended June 30, 2010.
     The following table discloses the components of our general and administrative expenses for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2011	2010
Salaries, benefits and related costs	$474	$441
Stock-based compensation	696	983
Marketing, legal, accounting and other professional expenses	724	824
Other expenses	678	594

Total	$2,572	$2,842

     Stock-based compensation expense decreased by $0.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, as a result of a decreased number of shares vesting during the three months ending June 30, 2011. Marketing, legal, accounting and other professional costs decreased by $0.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to a decrease in marketing expenses relating to Fanapt® for the three months ended June 30, 2011.
     Interest income. Interest income for both the three months ended June 30, 2011 and the three months ended June 30, 2010 was $0.1.
Six months ended June 30, 2011 compared to six months ended June 30, 2010
     Revenues. Revenues were $14.9 million for the six months ended June 30, 2011 compared to revenues of $20.7 for the six months ended June 30, 2010. Revenues for the six months ended June 30, 2011 included $13.3 million recognized from Novartis related to straight-line recognition of up-front license fees and $1.6 million in royalty revenue based on first half of 2011 sales of Fanapt®. Novartis launched Fanapt® commercially in the U.S. in January 2010.
     Intangible asset amortization. Intangible asset amortization was $0.7 million for both the six months ended June 30, 2011 and the six months ended June 30, 2010. Intangible amortization relates to the capitalized intangible asset related to the $12.0 million payment to Novartis in May 2009.
     Research and development expenses. Research and development expenses increased by $5.8 million, or 131.0%, to $10.3 million for the six months ended June 30, 2011 compared to $4.4 million for the six months ended June 30, 2010.
     The following table discloses the components of research and development expenses reflecting all of our project expenses for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,	June 30,
(in thousands)	2011	2010
Direct project costs:
Clinical trials	$4,387	$286
Contract research and development, consulting, materials and other direct costs	2,175	621
Salaries, benefits and related costs	1,877	1,361
Stock-based compensation	1,338	1,524

Total direct costs	9,777	3,792

Indirect project costs	489	652

Total	$10,266	$4,444

     Direct costs increased $6.0 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of increases in clinical trial costs, contract research and development, consulting, materials and other direct costs and salaries, benefits and related costs partially offset by lower stock based compensation. Clinical trials costs increased by $4.1 million for the six months ended June 30, 2011 relative to the six months ended June 30, 2010, primarily due to costs related to the tasimelteon trials for the treatment of N24HSWD in blind individuals without light perception, which began in the third quarter of 2010. Contract research and development, consulting, materials and other direct costs increased $1.6 million for the six months ended June 30, 2011 relative to the six months ended June 30, 2010, primarily due to costs related to those same tasimelteon trials.
     General and administrative expenses. General and administrative expenses increased by $0.1 million, or 1.9%, to $5.4 million for the six months ended June 30, 2011 from $5.3 million for the six months ended June 30, 2010.
     The following table discloses the components of our general and administrative expenses for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,	June 30,
(in thousands)	2011	2010
Salaries, benefits and related costs	$1,003	$1,012
Stock-based compensation	1,574	1,179
Marketing, legal, accounting and other professional expenses	1,612	1,885
Other expenses	1,241	1,255

Total	$5,430	$5,331

     Stock-based compensation expense increased by $0.4 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, as a result of the reversal of previously recognized expense related to the cancellation of unvested options due to executive departures during the first quarter of 2010. Marketing, legal, accounting and other professional costs decreased by $0.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to a decrease in marketing expenses relating to Fanapt® for the six months ended June 30, 2011.
     Interest income. Interest income for the six months ended June 30, 2011 was $0.3 million compared to $0.1 million for the six months ended June 30, 2010.
Liquidity and Capital Resources
     As of June 30, 2011, our total cash and cash equivalents and marketable securities were $188.4 million compared to $198.0 million at December 31, 2010. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper. As of June 30, 2011, we also held a non-current deposit of $0.4 million that is used to collateralize a letter of credit issued for our current office lease in Rockville, Maryland which expires in 2016 and $0.1 million related to a letter of credit issued for the Maryland Board of Pharmacy.
     As of June 30, 2011, we maintained all of our cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
     We entered into an amended and restated sublicense agreement in 2009 with Novartis to commercialize Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million, and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We will recognize the $200.0 million upfront payment ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. We also receive royalties, which, as a percentage of net sales, are in the low double digits, on net sales of Fanapt® in the U.S. and Canada. During the six months ended June 30, 2011, we recorded $13.3 million in licensing revenue. Since the launch of Fanapt®, we have recognized product revenue of $5.3 million from product sold to Novartis and $4.8 million in royalty revenue. We recognize product revenue on the sale of the existing Fanapt® product to Novartis upon delivery to Novartis and royalty revenue when realizable and earned. Other than participation in the Joint Steering Committee established following the effective date of the amended and restated sublicense agreement with Novartis, we have no control over the progress of Novartis’ commercial plans. We cannot forecast with any degree of certainty the achievement of milestones and royalties under this agreement.
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
Cash Flow
     The following table summarizes our cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,	June 30,
(in thousands)	2011	2010
Net cash provided by (used in)
Operating activities	$(8,883)	$(728)
Investing activities	16,710	(61,311)

Financing activities	—	2,395

Net change in cash and cash equivalents	$7,827	$(59,644)

     Net cash used in operations was $8.9 million and $0.7 million for the six months ended June 30, 2011 and 2010. The increase is a result of additional research and development expenses for tasimelteon. For the six months ended June 30, 2011, adjustments to reconcile the net loss to net cash used in operating activities included non-cash charges for depreciation and amortization of $1.5 million and stock-based compensation of $2.9 million, increases in prepaid expenses and other assets and accounts receivable, accounts payable and accrued liabilities of $1.3 million, decreases in accrued income taxes and other liabilities of $0.1 million, and decreases in deferred revenue of $13.3 million. Net cash provided by investing activities for the six months ended June 30, 2011 was $16.7 million and consisted of net maturities of marketable securities of $17.0 million, purchases of property and equipment of $0.2 million and an increase in restricted cash of $0.1 million.

Effects of Inflation
     Inflation does not have a material impact on our results of operations.
Off-balance sheet arrangements
     We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
Contractual Obligations and Commitments
Operating lease
     Our commitments under operating leases shown below consist of payments relating to our real estate lease for our current headquarters located in Rockville, Maryland, which expires in 2016.
     The following table summarizes our long-term contractual cash obligations as of June 30, 2011:

			Cash payments due by period
		July to
		December					After
(in thousands)	Total	2011	2012	2013	2014	2015	2015

Operating leases	$3,918	$363	$749	$771	$795	$818	$422

Total	$3,918	$363	$749	$771	$795	$818	$422

     On July 25, 2011, the Company and Square 54 Office Owner LLC (the Landlord) entered into a lease for Vanda’s future headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, DC (the Lease). Under the Lease, which will have an 11 year term commencing on April 1, 2012, the Company will pay approximately $1.6 million in annual rent over the term of the Lease, however rent will be abated for the first 12 months. The Landlord will provide the Company with an allowance of approximately $1.9 million for construction of the premises to the Company’s specifications. Subject to the prior rights of other tenants in the building, the Company will have the right to renew the Lease for five years following the expiration of its original term. The Company will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by either the Landlord or the Company upon certain conditions. The Company paid a security deposit of $0.5 million upon execution of the Lease. The Company will likely incur a termination fee and other costs in connection with an early termination of its lease for its current headquarters in Rockville, Maryland.
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
     License agreements. In February 2004 and June 2004, we entered into separate licensing agreements with BMS and Novartis, respectively, for the exclusive rights to develop and commercialize tasimelteon and Fanapt®. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We are obligated to make (in the case of tasimelteon and, in the case of Fanapt® in the U.S. and Canada, are entitled to receive certain royalties) payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones. If the products are successfully commercialized we will be required to pay certain royalties (and in the case of Fanapt® in the U.S. and Canada, will be entitled to receive) based on net sales for each of the licensed products. See the notes to the condensed consolidated financial statements included with this report for a more detailed description of these license agreements.
     As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with BMS and subsequently paid a license fee of $1.0 million.
     As a result of the acceptance by the FDA of the NDA for Fanapt® in October 2007, we met a milestone under our original sublicense agreement with Novartis and subsequently paid a $5.0 million fee. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, we met an additional milestone under the original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of June 30, 2011, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors.
     Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt™ with Vanda in Europe and will instead receive a royalty on net sales in those countries. This includes the countries in the European Union as well as Switzerland, Norway, Liechtenstein, and Iceland. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.
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
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2011, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Removed and Reserved
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

Vanda Pharmaceuticals Inc.
August 5, 2011	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2011	/s/ James P. Kelly
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