Form 10-Q
period 2011-09-30
Vanda Pharmaceuticals Inc.
filed 2011-11-07
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34186

VANDA PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9605 Medical Center Drive, Suite 300 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(240) 599-4500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2011, there were 28,117,026 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2011

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2011	December 31, 2010
(in thousands, except for share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$60,326	$42,559
Marketable securities, current	101,122	155,478
Accounts receivable	1,216	511
Prepaid expenses, deposits and other current assets	1,873	1,843
Deferred tax, current portion	182	182

Total current assets	164,719	200,573

Marketable securities, non-current	19,011	—
Property and equipment, net	851	937
Other non-current assets	84	—
Intangible asset, net	8,404	9,522
Deferred tax, noncurrent portion	1,639	1,639
Restricted cash	1,030	430

Total assets	$195,738	$213,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,333	$648
Accrued liabilities	3,410	1,324
Accrued income taxes	2,108	2,266
Deferred revenues, current portion	26,789	26,789

Total current liabilities	33,640	31,027

Deferred rent	600	490
Deferred revenues, noncurrent portion	123,816	143,853

Total liabilities	158,056	175,370

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2011 and December 31, 2010; and 28,110,619 and 28,041,379 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	28	28
Additional paid-in capital	295,530	291,342
Accumulated other comprehensive income	44	2
Accumulated deficit	(257,920)	(253,641)

Total stockholders’ equity	37,682	37,731

Total liabilities and stockholders’ equity	$195,738	$213,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share amounts)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues:
Licensing agreement	$6,753	$6,753	$20,037	$20,037
Royalty revenue	1,216	493	2,863	2,630
Product sales	—	—	—	5,290

Total revenues	7,969	7,246	22,900	27,957

Operating expenses:
Cost of sales, product	—	—	—	2,891
Research and development	8,174	4,072	18,440	8,516
General and administrative	2,711	2,054	8,141	7,385
Intangible asset amortization	377	377	1,118	1,118

Total operating expenses	11,262	6,503	27,699	19,910

Income (loss) from operations	(3,293)	743	(4,799)	8,047

Interest income	106	156	362	289

Income (loss) before tax provision	(3,187)	899	(4,437)	8,336

Tax provision (benefit)	(113)	(2,285)	(158)	3,343

Net income (loss)	$(3,074)	$3,184	$(4,279)	$4,993

Net income (loss) per share:
Basic	$(0.11)	$0.11	$(0.15)	$0.18

Diluted	$(0.11)	$0.11	$(0.15)	$0.18

Shares used in calculation of net income (loss) per share:
Basic	28,107,363	28,003,453	28,104,749	27,872,542

Diluted	28,107,363	28,466,532	28,104,749	28,429,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income (Loss)	Total
(in thousands, except for share amounts)	Shares	Par Value

Balances at December 31, 2010	28,041,379	$28	$291,342	$2	$(253,641)		$37,731
Issuance of common stock from exercised stock options/restricted stock units	69,240	—	5	—	—		5
Employee and non-employee stock-based compensation	—	—	4,183	—	—		4,183
Comprehensive loss:
Net loss	—	—	—	—	(4,279)	$(4,279)
Net unrealized gain on marketable securities	—	—	—	42	—	42

Comprehensive loss	—	—	—	—	—	$(4,237)	(4,237)

Balances at September 30, 2011	28,110,619	$28	$295,530	$44	$(257,920)		$37,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net income (loss)	$(4,279)	$4,993
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	284	258
Employee and non-employee stock-based compensation	4,183	3,647
Loss on disposal of assets	—	(23)
Amortization of premiums and discounts on marketable securities	774	(12)
Amortization of intangible asset	1,118	1,118
Deferred tax benefit	—	(1,554)
Changes in assets and liabilities:
Accounts receivable	(705)	2,670
Inventory	—	2,399
Prepaid expenses, deposits and other current assets	(114)	190
Accounts payable	685	(2,128)
Accrued liabilities	2,086	(545)
Accrued income taxes	(158)	3,235
Other liabilities	110	(13)
Deferred revenue	(20,037)	(20,037)

Net cash used in operating activities	(16,053)	(5,802)
Cash flows from investing activities
Purchases of property and equipment	(198)	—
Proceeds from sale of property and equipment	—	66
Purchases of marketable securities	(140,637)	(124,028)
Maturities of marketable securities	175,250	24,500
Change in restricted cash	(600)	—

Net cash provided by (used in) investing activities	33,815	(99,462)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	—	1,662
Proceeds from exercise of stock options	5	775

Net cash provided by financing activities	5	2,437

Net change in cash and cash equivalents	17,767	(102,827)
Cash and cash equivalents
Beginning of period	42,559	205,295

End of period	$60,326	$102,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, Fanapt® (iloperidone), which Novartis Pharma AG (Novartis) began marketing in the U.S. in the first quarter of 2010, is a compound for the treatment of schizophrenia. On May 6, 2009, the U.S. Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis. Vanda had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which Vanda obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapt® in the U.S. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million at the end of 2009 and is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with Vanda in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union, as well as Switzerland, Norway, Liechtenstein, and Iceland. Vanda continues to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On November 1, 2010, the Therapeutic Goods Administration of Australia’s Department of Health and Ageing, accepted for evaluation Vanda’s application for marketing approval for the Fanapt® oral formulation. On July 22, 2011, the European Medicines Agency (EMA) notified Vanda that it had accepted for evaluation the Marketing Authorization Application (MAA) for oral iloperidone tablets. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.

Tasimelteon is an oral compound in development for the treatment of sleep and mood disorders including Circadian Rhythm Sleep Disorders (CRSD). On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Sleep-Wake Disorder (N24HSWD) in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including, study design assistance, waiver of FDA user fees, tax credits, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. Vanda initiated four clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in October 2011. The first clinical trial (3201) is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 100 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. The second clinical trial (3202) is a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of up to 140 patients with N24HSWD. The third clinical trial (3203) is a placebo-controlled, randomized withdrawal study to examine the maintenance of effect of tasimelteon for the treatment of N24HSWD. Patients will be observed for 8 weeks during which nighttime and daytime sleep as well as synchronization of their internal body clock to the 24-hour day will continue to be evaluated. The fourth clinical trial (3204) is a two year open-label, multicenter, study in blind subjects with N24HSWD to assess the safety of tasimelteon. Vanda plans to conduct these clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a new drug application (NDA) to the FDA and a marketing authorization application to the EMA. Vanda initiated a Phase IIb/III clinical trial to study the efficacy of tasimelteon for the treatment of Major Depressive Disorder (MDD) in the third quarter of 2011. The clinical trial is a randomized, double-blind, placebo-controlled study with planned enrollment of approximately 500 patients with MDD. The trial has an eight-week treatment period, followed by an optional one-year open-label extension, and includes measures of depression and anxiety symptoms, nighttime and daytime sleep, as well as laboratory measures of the internal body clock. Given the range of potential indications for tasimelteon, Vanda may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K. The financial information as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by GAAP.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Marketable securities

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income/loss. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to maturity and included in interest income. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which would be included in the condensed consolidated statements of operations when generated. Marketable securities with a maturity of more than one year as of the balance sheet date, and for which the Company does not intend to sell within the next twelve months are classified as non-current. All other marketable securities are classified as current.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the nine months ended September 30, 2011.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities and accounts receivable, approximate their fair values due to their short term nature.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of their estimated useful life or the lease term. The costs of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations in the period incurred. Upon retirement or disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the Company’s statement of operations for that period.

Revenue Recognition

The Company’s revenues are derived primarily from the amended and restated sublicense agreement with Novartis and include an up-front payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Pursuant to the amended and restated sublicense agreement, Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million in December of 2009. Pursuant to the amended and restated sublicense agreement, the Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company expects to have an active role on the JSC and concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably on a straight-line basis over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company deems the performance period of the JSC to be the life of the U.S. patent of Fanapt®, which the Company expects to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent. Revenue will be recognized ratably on a straight-line basis from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). Revenue related to product sales is recognized upon delivery to Novartis. The Company recognizes revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and earned.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At September 30, 2011, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Accrued expenses

The Company’s management is required to estimate accrued expenses as part of the process of preparing the financial statements. The estimation of accrued expenses involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, and fees for marketing and other commercialization activities. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes these expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. In the event that the Company does not identify certain costs that have begun to be incurred or the Company under- or over-estimates the level of services performed or the costs of such services, the Company’s reported expenses for such period would be too low or too high.

Research and development expenses

The Company’s research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone license fees, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee related costs and stock-based compensation for the research and development personnel. The Company expenses research and development costs as they are incurred for compounds in the development stage, including certain payments made under the license agreements prior to FDA approval. Prior to FDA approval, all Fanapt® manufacturing-related and milestone license costs were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing and milestone license costs related to this product are being capitalized. Costs related to the acquisition of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone license payments are accrued in accordance with the FASB guidance on accounting for contingencies which states that milestone payments be accrued when it is deemed probable that the milestone event will be achieved.

General and administrative expenses

General and administrative expenses consist primarily of salaries, other employee related costs and stock-based compensation for personnel serving executive, business development, marketing, finance, accounting, information technology, marketing and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapt®.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

The fair value of stock options granted is amortized using the accelerated attribution method. The fair value of restricted stock units (RSUs) awarded is amortized using the straight line method. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted prior to 2009 were estimated to be approximately 2%. The forfeiture rate was increased to 4% in 2009, which has been utilized for all subsequently granted options based on the Company’s historical experience.

Total employee stock-based compensation expense recognized during the three and nine months ended September 30, 2011 and 2010 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(in thousands)
Research and development	$558	$429	$1,896	$1,983
General and administrative	704	368	2,278	1,547

Stock-based compensation expense	$1,262	$797	$4,174	$3,530

As of September 30, 2011, $6.3 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.21 years.

As of September 30, 2011, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 677,145 shares were subject to outstanding options granted under the 2004 Plan as of September 30, 2011, and no additional options will be granted under this plan. As of September 30, 2011, there were 6,741,579 shares of the Company’s common stock reserved under the 2006 Plan of which 3,859,230 shares were subject to outstanding options and RSUs issued to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of September 30, 2011. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the shares subject to the option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Expected dividend yield	0%	0%
Weighted average expected volatility	73%	68%
Weighted average expected term (years)	6.03	6.03
Weighted average risk-free rate	2.42%	2.38%

A summary of option activity for the 2004 Plan as of September 30, 2011, and changes during the nine months then ended is presented below:

(in thousands, except for share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	680,754	$1.77
Exercised	(3,609)	$0.33
Forfeited	—	—
Cancelled	—	—

Outstanding at September 30, 2011	677,145	$1.78	4.03	$2,145

Exercisable at September 30, 2011	677,145	$1.78	4.03	$2,145

A summary of option activity for the 2006 Plan as of September 30, 2011, and changes during the nine months then ended is presented below:

(in thousands, except for share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,324,790	$14.07
Granted	184,500	$7.09
Exercised	(3,569)	$1.02
Forfeited	(26,764)	$9.24
Cancelled	(2,790)	$11.66

Outstanding at September 30, 2011	3,476,167	$13.75	7.38	$431

Exercisable at September 30, 2011	2,168,193	$16.42	6.65	$307

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2011 was $4.63 per share. For the nine months ended September 30, 2011 and 2010, the amounts received by the Company in cash from options exercised under the stock-based arrangements were not material.

A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant which equals the RSUs intrinsic value. As of September 30, 2011, there was $2.9 million of total unrecognized compensation cost related to unvested RSU awards granted under the Company’s stock incentive plans.

A summary of RSU activity for the 2006 Plan as of September 30, 2011, and changes during the nine months then ended are as follows:

(in thousands, except for share amounts)	Number of Shares	Weighted Average Price/Share	Aggregate Intrinsic Value
Unvested at December 31, 2010	359,563	$9.75	$3,401
Granted	34,000	$7.11
Vested	(2,500)	$0.80
Cancelled	(8,000)	$9.57

Unvested at September 30, 2011	383,063	$9.56	$1,896

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

3. Earnings per Share

Net income (loss) is calculated in accordance with FASB guidance on earnings per share. Basic earnings per share (EPS) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, reduced by the weighted average unvested shares of common stock subject to repurchase. Diluted EPS is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and RSUs, but only to the extent that their inclusion is dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(in thousands, except for share amounts)
Numerator:
Net income (loss)	$(3,074)	$3,184	$(4,279)	$4,993

Denominator:
Weighted average shares of common stock outstanding, basic	28,107,363	28,003,453	28,104,749	27,872,542
Stock options and restricted stock units related to the issuance of common stock	—	463,079	—	556,681

Weighted average shares of common stock outstanding, diluted	28,107,363	28,466,532	28,104,749	28,429,223

Net income (loss) per share:
Basic	$(0.11)	$0.11	$(0.15)	$0.18

Diluted	$(0.11)	$0.11	$(0.15)	$0.18

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Options to purchase common stock and restricted stock units	4,035,526	3,768,374	3,719,099	3,786,374

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

4. Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$36,743	$9	$(1)	$36,751
U.S. corporate debt	64,346	35	(10)	64,371

	$101,089	$44	$(11)	$101,122

Non-current:
U.S. Treasury and government agencies	$19,000	$11	$—	$19,011

	$19,000	$11	$—	$19,011

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$45,466	$—	$(11)	$45,455
U.S. corporate debt	110,010	27	(14)	110,023

	$155,476	$27	$(25)	$155,478

5. Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Prepaid insurance	$295	$244
Other prepaid expenses and vendor advances	1,289	966
Accrued interest income	289	633

Total prepaid expenses, deposits and other current assets	$1,873	$1,843

6. Property and Equipment, Net

The following is a summary of the Company’s property and equipment-at cost, as of September 30, 2011 and December 31, 2010:

	Estimated Useful Life (Years)	September 30, 2011	December 31, 2010
(in thousands)
Laboratory equipment	5	$1,273	$1,282
Computer equipment	3	917	764
Furniture and fixtures	7	700	706
Leasehold improvements	10	850	844

		3,740	3,596
Less—accumulated depreciation and amortization		(2,889)	(2,659)

		$851	$937

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $0.3 million and $0.3 million, respectively.

7. Intangible Asset, Net

The intangible asset consists of the following as of September 30, 2011:

		September 30, 2011
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Fanapt®	8	$12,000	$3,596	$8,404

		$12,000	$3,596	$8,404

The intangible asset consisted of the following as of December 31, 2010:

		December 31, 2010
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Fanapt®	8	$12,000	$2,478	$9,522

		$12,000	$2,478	$9,522

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

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $1.1 million for each of the nine months ended September 30, 2011 and 2010. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

8. Accrued Liabilities

The following is a summary of accrued liabilities as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Accrued research and development expenses	$2,385	$1,061
Accrued consulting and other professional fees	243	201
Employee benefits	782	62

Total accrued liabilities	$3,410	$1,324

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

9. Revenue Recognition

The Company’s revenue activity for the nine months ended September 30, 2011 consisted of the following:

(in thousands)	December 31, 2010 Deferred Revenue	Revenue Recognized	September 30, 2011 Deferred Revenue
Revenues:
Licensing agreement	$170,642	$20,037	$150,605
Royalty revenue	—	2,863	—

Total revenues	$170,642	$22,900	$150,605

Vanda entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December of 2009. Revenue will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 15, 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent. For the nine months ended September 30, 2011, the Company recognized $20.0 million of revenue for the licensing agreement. Vanda recognized royalty revenue of $2.9 million for the nine months ended September 30, 2011. Royalty revenue is based on a percentage of the quarterly net sales of Fanapt® sold in the U.S. and Canada by Novartis and is recorded when reliably measurable and earned.

10. Commitments and Contingencies

The following table summarizes our long-term cash commitments as of September 30, 2011:

	Cash payments due by period
(in thousands)	Total	October to December 2011	2012	2013	2014	2015	After 2015
Operating leases	$15,202	$181	$749	$1,547	$1,847	$1,897	$8,981
Consulting fees	3,600	900	2,700	—	—	—	—

Total	$18,802	$1,081	$3,449	$1,547	$1,847	$1,897	$8,981

Operating leases

The Company’s commitments related to operating leases shown above consist of payments relating to real estate leases for its current headquarters located in Rockville, Maryland, which expires in 2016, and its future headquarters located in Washington, D.C., which expires in 2023. On July 25, 2011, the Company entered into a lease with Square 54 Office Owner LLC (the Landlord) for Vanda’s future headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, which will have an 11 year term commencing on April 1, 2012, the Company will pay $1.6 million in annual rent over the term of the Lease; however, rent will be abated for the first 12 months. The Landlord will provide the Company with an allowance of $1.9 million for construction of the premises to the Company’s specifications. Subject to the prior rights of other tenants in the building, the Company will have the right to renew the Lease for five years following the expiration of its original term. The Company will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by the Company or the Landlord upon certain conditions. The Company paid a security deposit of $0.5 million upon execution of the Lease. The Company will likely incur costs of between $1.0 million to $1.5 million in connection with an early termination of the lease for the Company’s current headquarters in Rockville, Maryland. These costs include a termination fee and other lease exit costs. As of September 30, 2011, the Company had not incurred any of these costs. These costs are not included in the table above; however, in the event that the Company exits the lease for its current headquarters in Rockville, Maryland, its contractual cash obligations included in the table above would be reduced by $2.4 million between 2013 and 2016. In the event that the Company does not sublease its current headquarters, it expects to have completed the exit of the lease by June 30, 2013.

Consulting fees

The Company has engaged a regulatory consultant to assist in the Company’s efforts to prepare, file and obtain FDA approval of a NDA for tasimelteon. During the initial 15-month term of the engagement, the Company is obligated to pay consulting fees in the aggregate amount of up to $3.6 million, of which $0.9 million will be expensed in the fourth quarter of 2011, and the remainder of which will be expensed between January 1, 2012 and December 31, 2012. As part of this engagement, and subject to certain conditions, the Company will be obligated to make milestone payments in the aggregate amount of $2.8 million upon the achievement of certain milestones, including $2.0 million in the event that a tasimelteon NDA is approved by the FDA. In addition to these fees and milestone payments, the Company is obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement. The Company may terminate the engagement at any time upon prior notice; however, subject to certain conditions, the Company will remain obligated to make some or all of the milestone payments if the milestones are achieved following such termination.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain conditions. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of September 30, 2011.

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

On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis which amended and restated the June 2004 sublicense agreement with Novartis. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million and Vanda is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with Vanda in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union as well as Switzerland, Norway, Liechtenstein, and Iceland. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

Future license payments. No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of September 30, 2011, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

11. Income Taxes

The Company recorded a tax benefit of $0.2 million for the nine months ended September 30, 2011 and a tax provision of $3.3 million for the nine months ended September 30, 2010. At September 30, 2011, the Company reflected a net deferred tax asset of $1.8 million associated with the Company’s ability to carryback current taxable losses to recover income taxes accrued in 2010. During the nine months ended September 30, 2010, the Company released $1.6 million of valuation allowance due to the possibility of offsetting the current year tax provision through the carryback of losses generated by the future reversal of temporary differences. The remaining net deferred tax assets at September 30, 2011 and September 30, 2010 were offset by a valuation allowance since realization of any future benefit from deductible temporary differences and net operating losses could not be sufficiently assured.

12. Fair Value Measurements

FASB guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 - defined as observable inputs such as quoted prices in active markets

•	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and 2 at September 30, 2011 and December 31, 2010 include available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include commercial paper, corporate notes and government agency notes that use as their basis readily observable market parameters.

As of September 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Available-for-sale securities	$120,113	$55,762	$64,371	$—

Total	$120,113	$55,762	$64,371	$—

As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Available-for-sale securities	$155,478	$45,455	$110,023	$—

Total	$155,478	$45,455	$110,023	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes:

•

Fanapt® (iloperidone) We have developed Fanapt®, and will continue to develop it outside the U.S. and Canada, to treat schizophrenia. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapt® in the U.S. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with us in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union as well as Switzerland, Norway, Liechtenstein, and Iceland. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On November 1, 2010, the Therapeutic Goods Administration of Australia’s Department of Health and Ageing, accepted for evaluation our application for marketing approval for the Fanapt® oral formulation. On July 22, 2011, the European Medicines Agency (EMA) notified us that it had accepted for evaluation the Marketing Authorization Application (MAA) for oral iloperidone tablets. We have entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.

For the nine months ended September 30, 2011 we incurred $1.9 million in research and development costs directly attributable to our development of Fanapt®. As a result of the FDA’s approval of the new drug application (NDA) for Fanapt® in May 2009, we met a milestone under the original sublicense agreement which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension.

•

Tasimelteon. Tasimelteon is an oral compound in development for the treatment of sleep and mood disorders, including Circadian Rhythm Sleep Disorders (CRSD). The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. The trial was a randomized, double-blind, and placebo-controlled study with 324 patients. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance. On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Sleep-Wake Disorder (N24HSWD) in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. We initiated four clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in October 2011. The first clinical trial (3201) is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 100 patients with N24HSWD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. The second clinical trial (3202) is a one-year safety study of tasimelteon for the treatment of N24HSWD. This trial is an open-label safety study with a planned enrollment of up to 140 patients with N24HSWD. The third clinical trial (3203) is a placebo-controlled, randomized withdrawal study to examine the maintenance of effect of tasimelteon for the treatment of N24HSWD. Patients will be followed for 8 weeks during which nighttime and daytime sleep as well as synchronization of their internal body clock to the 24-hour day will continue to be evaluated. The fourth clinical trial (3204) is a two year open-label, multicenter, study in blind subjects with N24HSWD to assess the safety of tasimelteon. We plan to conduct these clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a marketing authorization application to the EMA. In addition, we initiated a Phase IIb/III clinical trial to study the efficacy of tasimelteon for the treatment of Major Depressive Disorder (MDD) in the third quarter of 2011. The clinical trial is a randomized, double-blind, placebo-controlled study with planned enrollment of approximately 500 patients with MDD. The trial has an eight-week treatment period, followed by an optional one-year open-label extension, and includes measures of depression and anxiety symptoms, nighttime and daytime sleep, as well as laboratory measures of the internal body clock. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide. For the nine months ended September 30, 2011, we incurred $15.7 million in direct research and development costs directly attributable to our development of tasimelteon.

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

Research and development expenses

Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, milestone license fees, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as they are incurred for compounds in development stage, including certain payments made under our license agreements prior to FDA approval. Prior to FDA approval, all Fanapt® manufacturing-related and milestone costs were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing and milestone costs related to this product are being capitalized. Costs related to the acquisition of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with the FASB guidance on accounting for contingencies which states that milestone payments be accrued when it is deemed probable that the milestone event will be achieved. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our products and product candidates and pharmacogenetics and pharmacogenomics expertise. For the nine months ended September 30, 2011, we incurred research and development expenses in the aggregate of $18.4 million, including stock-based compensation expenses of $1.9 million. We expect our research and development expenses to increase as we continue to develop our products and product candidates. We expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products, product candidates and partnered products and to evaluate potential in-license product candidates or compounds.

The following table summarizes our product development initiatives for the nine months ended September 30, 2011 and 2010. Included in this table are the research and development expenses recognized in connection with the clinical development of Fanapt® and tasimelteon.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(in thousands)
Direct project costs(1)
Fanapt®	$890	$992	$1,851	$2,158
Tasimelteon	6,893	2,723	15,709	5,349

Total direct project costs	7,783	3,715	17,560	7,507

Indirect project costs(1)
Facility	280	150	591	459
Depreciation	78	42	147	144
Other indirect overhead	33	165	142	406

Total indirect project costs	391	357	880	1,009

Total research and development expenses	$8,174	$4,072	$18,440	$8,516

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation, serving executive, finance, accounting, information technology, marketing and human resource functions. Other costs include facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapt®. For the nine months ended September 30, 2011, we incurred general and administrative expenses in the aggregate of $8.1 million, including stock-based compensation expenses of $2.3 million.

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

Accrued expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. The estimation of accrued expenses involves identifying services that have been performed on our behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, and fees for marketing and other commercialization activities. Pursuant to our assessment of the services that have been performed on clinical trials and other contracts, we recognize these expenses as the services are provided. Our assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress and (4) management’s judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.

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

Stock-based compensation

We currently use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on our historical volatility of our publicly traded common stock blended with the historical volatility of the common stock of comparable entities. The expected term of options granted is based on the transition approach provided by FASB guidance as the options meet the “plain vanilla” criteria required by this method. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid cash dividends to our stockholders since our inception and do not plan to pay any dividends in the foreseeable future. The stock-based compensation expense for a period is also affected by expected forfeiture rate for the respective option grants. If our estimates of the fair value of these equity instruments or expected forfeitures are too high or too low, it would have the effect of overstating or understating expenses.

Total employee stock-based compensation expense related to all of our stock-based awards during the nine months ended September 30, 2011 and 2010 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(in thousands)
Research and development	$558	$429	$1,896	$1,983
General and administrative	704	368	2,278	1,547

Stock-based compensation expense	$1,262	$797	$4,174	$3,530

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

Results of Operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of September 30, 2011, we had a deficit accumulated of $257.9 million.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenues. Revenues were $8.0 million for the three months ended September 30, 2011, compared to revenues of $7.2 for the three months ended September 30, 2010. Revenues for the three months ended September 30, 2011 included $6.8 million recognized from Novartis related to straight-line recognition of up-front license fees and $1.2 million in royalty revenue based on third quarter 2011 sales of Fanapt®. Novartis launched Fanapt® commercially in the U.S. in January 2010.

Intangible asset amortization. Intangible asset amortization was $0.4 million for both the three months ended September 30, 2011 and the three months ended September 30, 2010. Intangible amortization relates to the capitalized intangible asset related to the $12.0 million payment to Novartis in May 2009.

Research and development expenses. Research and development expenses increased by $4.1 million, or 100.7%, to $8.2 million for the three months ended September 30, 2011 compared to $4.1 million for the three months ended September 30, 2010.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30, 2011	September 30, 2010
(in thousands)
Direct project costs:
Clinical trials	$4,698	$1,210
Contract research and development, consulting, materials and other direct costs	1,460	1,343
Salaries, benefits and related costs	1,067	733
Stock-based compensation	558	429

Total direct costs	7,783	3,715

Indirect project costs	391	357

Total	$8,174	$4,072

Direct costs increased $4.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as a result of increases in clinical trial costs, contract research and development, consulting, materials and other direct costs, salaries, benefits and related costs and stock based compensation. Clinical trials costs increased by $3.5 million for the three months ended September 30, 2011 relative to the three months ended September 30, 2010, primarily due to costs related to the tasimelteon trials for the treatment of N24HSWD in blind individuals without light perception and the tasimelteon trial for the treatment of MDD. Salaries, benefits and related costs increased by $0.3 million for the three months ended September 30, 2011 relative to the three months ended September 30, 2010, as a result of employee hiring to support the tasimelteon trials for the treatment of N24HSWD in blind individuals without light perception and the tasimelteon trial for the treatment of MDD.

General and administrative expenses. General and administrative expenses increased by $0.7 million, or 32.0%, to $2.7 million for the three months ended September 30, 2011 from $2.1 million for the three months ended September 30, 2010.

The following table discloses the components of our general and administrative expenses for the three months ended September 30, 2011 and 2010:

	Three Months Ended
(in thousands)	September 30, 2011	September 30, 2010
Salaries, benefits and related costs	$433	$334
Stock-based compensation	704	368
Marketing, legal, accounting and other professional expenses	918	732
Other expenses	656	620

Total	$2,711	$2,054

Stock-based compensation expense increased by $0.3 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, as a result of the cancellation of unvested options due to an executive departure during the three months ending September 30, 2010. Marketing, legal, accounting and other professional costs increased by $0.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to a increased legal expenses associated with the commercialization of Fanapt® outside the U.S. and Canada.

Interest income. Interest income decreased by $0.1 million to $0.1 million for the three months ended September 30, 2011 from $0.2 million for the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Revenues. Revenues were $22.9 million for the nine months ended September 30, 2011, compared to revenues of $28.0 for the nine months ended September 30, 2010. Revenues for the nine months ended September 30, 2011 included $20.0 million recognized from Novartis related to straight-line recognition of up-front license fees and $2.9 million in royalty revenue based on sales of Fanapt® in the nine months ended September 30, 2011. Revenues for the nine months ended September 30, 2010 included $20.0 million recognized from Novartis related to the straight-line recognition of up-front license fees, $2.6 million in royalty revenue based on sales of Fanapt® in the nine months ended September 30, 2010 and $5.3 million for Fanapt® product sales to Novartis. Novartis launched Fanapt® commercially in the U.S. in January 2010.

Intangible asset amortization. Intangible asset amortization was $1.1 million for both the nine months ended September 30, 2011 and the nine months ended September 30, 2010. Intangible amortization relates to the capitalized intangible asset related to the $12.0 million payment to Novartis in May 2009.

Research and development expenses. Research and development expenses increased by $9.9 million, or 116.5%, to $18.4 million for the nine months ended September 30, 2011 compared to $8.5 million for the nine months ended September 30, 2010.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010
Direct project costs:
Clinical trials	$9,086	$1,496
Contract research and development, consulting, materials and other direct costs	3,635	1,916
Salaries, benefits and related costs	2,943	2,112
Stock-based compensation	1,896	1,983

Total direct costs	17,560	7,507

Indirect project costs	880	1,009

Total	$18,440	$8,516

Direct costs increased $10.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of increases in clinical trial costs, contract research and development, consulting, materials and other direct costs and salaries, benefits and related costs partially offset by lower stock based compensation. Clinical trials costs increased by $7.6 million for the nine months ended September 30, 2011 relative to the nine months ended September 30, 2010, primarily due to costs related to the tasimelteon trials for the treatment of N24HSWD in blind individuals without light perception and the tasimelteon trial for the treatment of MDD. Contract research and development, consulting, materials and other direct costs increased $1.7 million for the nine months ended September 30, 2011 relative to the nine months ended September 30, 2010, primarily due to costs related to those same tasimelteon trials.

General and administrative expenses. General and administrative expenses increased by $0.8 million, or 10.2%, to $8.1 million for the nine months ended September 30, 2011 from $7.4 million for the nine months ended September 30, 2010.

The following table discloses the components of our general and administrative expenses for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010
Salaries, benefits and related costs	$1,436	$1,346
Stock-based compensation	2,278	1,547
Marketing, legal, accounting and other professional expenses	2,530	2,616
Other expenses	1,897	1,876

Total	$8,141	$7,385

Stock-based compensation expense increased by $0.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, as a result of the cancellation of unvested options due to executive departures during the nine months ending September 30, 2010.

Interest income. Interest income increased by $0.1 million to $0.4 million for the nine months ended September 30, 2011 from $0.3 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, our total cash and cash equivalents and marketable securities were $180.5 million compared to $198.0 million at December 31, 2010. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper. As of September 30, 2011, we also held a non-current deposit of $0.4 million that is used to collateralize a letter of credit issued for our office lease in Rockville, Maryland which expires in 2016, a non-current deposit of $0.1 million related to a letter of credit issued for the Maryland Board of Pharmacy, and a non-current deposit of $0.5 million that is used to collateralize a letter of credit issued for our office lease in Washington, DC which expires in 2023.

As of September 30, 2011, we maintained all of our cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We entered into an amended and restated sublicense agreement in 2009 with Novartis to commercialize Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million, and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We will recognize the $200.0 million upfront payment ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. We also receive royalties, which, as a percentage of net sales, are in the low double digits, on net sales of Fanapt® in the U.S. and Canada. During the nine months ended September 30, 2011, we recorded $20.0 million in licensing revenue. Since the launch of Fanapt®, we have recognized product revenue of $5.3 million from product sold to Novartis and $6.0 million in royalty revenue. We recognize product revenue on the sale of the existing Fanapt® product to Novartis upon delivery to Novartis and royalty revenue when realizable and earned. Other than participation in the Joint Steering Committee established following the effective date of the amended and restated sublicense agreement with Novartis, we have no control over the progress of Novartis’ commercial plans. We cannot forecast with any degree of certainty the achievement of milestones and royalties under this agreement.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We initiated four clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HSWD in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in October 2011. In addition, we initiated a Phase IIb/III clinical trial to study the efficacy of tasimelteon for the treatment of MDD in the third quarter of 2011. The duration and cost of clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. In addition, orphan clinical trials create an additional challenge due to the limited number of available patients afflicted with the disease.

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

Cash Flow

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010
Net cash provided by (used in)
Operating activities	$(16,053)	$(5,802)
Investing activities	33,815	(99,462)
Financing activities	5	2,437

Net change in cash and cash equivalents	$17,767	$(102,827)

Net cash used in operations was $16.1 million and $5.8 million for the nine months ended September 30, 2011 and 2010. The increase is a result of additional research and development expenses for tasimelteon. For the nine months ended September 30, 2011, adjustments to reconcile the net loss to net cash used in operating activities included non-cash charges for depreciation and amortization of $2.2 million and stock-based compensation of $4.2 million, increases in prepaid expenses and other assets and accounts receivable, accounts payable, accrued liabilities and other liabilities of $2.1 million, decreases in accrued income taxes of $0.2 million, and decreases in deferred revenue of $20.0 million. Net cash provided by investing activities for the nine months ended September 30, 2011 was $33.8 million and consisted of net maturities of marketable securities of $34.6 million, purchases of property and equipment of $0.2 million and an increase in restricted cash of $0.6 million.

Effects of Inflation

Inflation does not have a material impact on our results of operations.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual cash obligations as of September 30, 2011:

	Cash payments due by period
(in thousands)	Total	October to December 2011	2012	2013	2014	2015	After 2015
Operating leases	$15,202	$181	$749	$1,547	$1,847	$1,897	$8,981
Consulting fees	3,600	900	2,700	—	—	—	—

Total	$18,802	$1,081	$3,449	$1,547	$1,847	$1,897	$8,981

Operating leases

Our commitments related to operating leases shown above consist of payments relating to real estate leases for our current headquarters located in Rockville, Maryland, which expires in 2016, and our future headquarters located in Washington, D.C., which expires in 2023. On July 25, 2011, we entered into a lease with Square 54 Office Owner LLC (the Landlord) for our future headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, which will have an 11 year term commencing on April 1, 2012, we will pay $1.6 million in annual rent over the term of the Lease; however, rent will be abated for the first 12 months. The Landlord will provide us with an allowance of $1.9 million for construction of the premises to our specifications. Subject to the prior rights of other tenants in the building, we will have the right to renew the Lease for five years following the expiration of its original term. We will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by us or the Landlord upon certain conditions. We paid a security deposit of $0.5 million upon execution of the Lease. We will likely incur costs of between $1.0 million to $1.5 million in connection with an early termination of the lease for our current headquarters in Rockville, Maryland. These costs include a termination fee and other lease exit costs. As of September 30, 2011, we had not incurred any of these costs. These costs are not included in the table above; however, in the event that we exit the lease for our current headquarters in Rockville, Maryland, our contractual cash obligations included in the table above would be reduced by $2.4 million between 2013 and 2016. In the event that we do not sublease our current headquarters, we expect to have completed the exit of the lease by June 30, 2013.

Consulting fees

We have engaged a regulatory consultant to assist in our efforts to prepare, file and obtain FDA approval of a NDA for tasimelteon. During the initial 15-month term of the engagement, we are obligated to pay consulting fees in the aggregate amount of up to $3.6 million, of which $0.9 million will be expensed in the fourth quarter of 2011, and the remainder of which will be expensed between January 1, 2012 and December 31, 2012. As part of this engagement, and subject to certain conditions, we will be obligated to make milestone payments in the aggregate amount of $2.8 million upon the achievement of certain milestones, including $2.0 million in the event that a tasimelteon NDA is approved by the FDA. In addition to these fees and milestone payments, we are obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement. We may terminate the engagement at any time upon prior notice; however, subject to certain conditions, we will remain obligated to make some or all of the milestone payments if the milestones are achieved following such termination.

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

As a result of the acceptance by the FDA of the NDA for Fanapt® in October 2007, we met a milestone under our original sublicense agreement with Novartis and subsequently paid a $5.0 million fee. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, we met an additional milestone under the original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 15, 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. This term is the Company’s best estimate of the life of the patent; if, however, the Hatch-Waxman or pediatric extensions are not granted, the intangible asset will be amortized over a shorter period. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of September 30, 2011, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors.

Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with us in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union as well as Switzerland, Norway, Liechtenstein, and Iceland. We have entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 10, 2011, we identify under Item 1A important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.42	Lease between Square 54 Office Owner LLC (as Landlord) and the registrant (as Tenant) dated July 25, 2011.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.

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

Vanda Pharmaceuticals Inc.

November 7, 2011	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2011	/s/ James P. Kelly
James P. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

10.42	Lease between Square 54 Office Owner LLC (as Landlord) and the registrant (as Tenant) dated July 25, 2011.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.

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