Form 10-K
period 2011-12-31
Vanda Pharmaceuticals Inc.
filed 2012-03-09
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐        No  ☑

As of June 30, 2011, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $197,779,257, based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market, on such date. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 7, 2012 was 28,226,743.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2012 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.

Form 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report, including, without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “target,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapt® receives;

•	our ability to successfully commercialize Fanapt® outside of the U.S. and Canada;

•	delays in the completion of our and our partners’ clinical trials;

•	a failure of our products, product candidates or partnered products to be demonstrably safe and effective;

•	our failure to obtain regulatory approval for our products or product candidates or to comply with ongoing regulatory requirements;

•	a lack of acceptance of our products, product candidates or partnered products in the marketplace, or a failure to become or remain profitable;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	our inability to obtain the capital necessary to fund our research and development activities;

•	our failure to identify or obtain rights to new products or product candidates;

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	limitations on our ability to utilize some or all of our prior net operating losses and research and development credits;

•	a loss of any of our key scientists or management personnel;

•	losses incurred from product liability claims made against us; and

•	a loss of rights to develop and commercialize our products or product candidates under our license and sublicense agreements.

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

Overview

Vanda Pharmaceuticals Inc. (we, Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes Fanapt®, a compound for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis, and tasimelteon, a compound for the treatment of sleep and mood disorders, including circadian rhythm sleep disorders (CRSD), which is currently in clinical development.

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

Our activities will necessitate significant uses of working capital throughout 2012 and beyond. We are currently concentrating our efforts on our four on-going clinical trials for tasimelteon for the treatment of Non-24-Hour Disorder (N24HD) and our on-going clinical trial for tasimelteon for the treatment of Major Depressive Disorder (MDD). We plan to continue the clinical, regulatory and commercial evaluation of tasimelteon, including exploring the path to a New Drug Application (NDA) for tasimelteon. Additionally, we and our partners have engaged in discussions with several foreign regulatory agencies to review their filing requirements with respect to Fanapt®.

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

Fanapt® and tasimelteon both target large prescription markets with significant unmet medical needs. We believe that Fanapt® may address some of the shortcomings of other currently available drugs, based on its observed safety profile and the extended release injectable formulation for Fanapt® that Novartis plans to develop further. Approved drugs in both the sleep and mood disorders markets have sub-optimal safety and efficacy profiles. We believe tasimelteon may represent an additional option for the treatment of these disorders, based on its potential to be the first compound approved as a circadian regulator with a demonstrated ability to reset the body clock and align it to a constant 24-hour day.

Our strategy

Our goal is to create a leading biopharmaceutical company focused on developing and commercializing products that address critical unmet medical needs relating to central nervous system disorders through the application of our drug development expertise and our pharmacogenetics and pharmacogenomics expertise. The key elements of our strategy to accomplish this goal are to:

•

Pursue the clinical development and regulatory approval of our products and product candidates.    On May 6, 2009, the U.S. Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapt® in the U.S. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. We have successfully completed a Phase III trial of tasimelteon in transient insomnia and announced positive top-line results in November 2006. In addition, we have successfully completed a Phase III trial of tasimelteon in chronic primary insomnia and announced positive top-line results in June 2008. On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, N24HD in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. We initiated four clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HD in blind individuals without light perception. We plan to conduct these clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA). We are currently in discussions with the FDA on the most appropriate way to analyze and present data so that the effect of tasimelteon can be evaluated. In addition, we initiated a Phase IIb/III clinical trial (MAGELLAN-2301) to study the efficacy of tasimelteon for the treatment of MDD.

•

Enter into partnerships to extend our commercial reach.    We may seek additional commercial partners for Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada, or, alternatively, at Novartis’ option, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® in Europe and certain other countries and will instead receive a royalty on net sales in those countries. Those countries include, but are not limited to, the countries in the European Union, as well as Switzerland, Norway, Liechtenstein and Iceland. In addition, given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

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

Development programs

We have the following products and partnered products in clinical development:

Product or Partnered Product	Target Indications	Clinical Status
Fanapt® (Oral)	Schizophrenia	FDA approval May 6, 2009; Commercial rights in the U.S. and Canada sublicensed to Novartis on October 12, 2009; Launched in the U.S. by Novartis in January 2010
Fanapt® (Injectable)	Schizophrenia	Phase II trial initiated by Novartis in 2011; Novartis is responsible for further clinical development

Tasimelteon	Sleep Disorders, including CRSD	Phase III trial for transient insomnia completed in 2006
Phase III trial for chronic primary insomnia completed in 2008 Four Phase III trials for N24HD in blind individuals without light perception initiated in 2010 and 2011
	Major Depressive Disorder (MDD)	Phase IIb/III trial initiated in the third quarter of 2011

Fanapt®

Fanapt® is a compound for the treatment of schizophrenia. On May 6, 2009, the FDA granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. On January 11, 2010, Novartis launched Fanapt® in the U.S. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union, as well as Switzerland, Norway, Liechtenstein and Iceland. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On July 22, 2011, the EMA notified us that it had accepted for evaluation the MAA for oral iloperidone tablets. We have received the initial list of comments from the EMA and have been granted a three-month extension of the review cycle in order to better prepare our responses to these comments. We have entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.
Israel	Megapharm Ltd.

Therapeutic opportunity

Schizophrenia is a chronic, debilitating mental disorder characterized by hallucinations, delusions, racing thoughts and other psychotic symptoms (collectively referred to as “positive symptoms”), as well as moodiness, anhedonia (inability to feel pleasure), loss of interest, eating disturbances and withdrawal (collectively referred to as “negative symptoms”), and additionally attention and memory deficits (collectively referred to as “cognitive symptoms”). Schizophrenia develops in late adolescence or early adulthood in approximately 1% of the world’s population. Most schizophrenia patients today are treated with drugs known as “atypical” antipsychotics, which were first approved in the U.S. in the late 1980s. These antipsychotics have been named “atypical” for their ability to treat a broader range of negative symptoms than the first-generation “typical” antipsychotics, which were introduced in the 1950s and are now generic. Atypical antipsychotics are generally regarded as having improved side effect profiles and efficacy relative to typical antipsychotics and currently comprise approximately 90% of schizophrenia prescriptions. Currently approved atypical antipsychotics include, in addition to Fanapt®, Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustenna™, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Schering-Plough, Latuda® (lurasidone) by Dainippon Sumitomo Pharma, and generic clozapine.

Pursuant to the amended and restated sublicense agreement, Novartis is responsible for the further clinical development of the long-acting injectable or depot formulation of Fanapt®. The depot formulation is administered once every four weeks and we believe will be a compelling complement to the oral formulation for both physicians and patients. Novartis conducted a two-month Phase I/IIa safety trial of this formulation in schizophrenia patients, in which it demonstrated the benefit of consistent release over a four-week time period with no greater side effects relative to oral dosing. Novartis is presently conducting a Phase II study to identify the optimal depot formulation for continued development. The commercial potential for the extended-release injectable formulation has been demonstrated by the success of the injectable formulation for risperidone, Risperdal® Consta®, which achieved worldwide sales of approximately $1.5 billion in the year ended March 31, 2011, according to press releases issued by Alkermes, Inc.

Intellectual property

Fanapt® and its metabolites, formulations, genetic markers and uses are covered by a total of 18 patent and patent application families worldwide. The primary new chemical entity patent covering Fanapt® expired normally in 2011 in the U.S. and expired in 2010 in major markets outside the U.S. In the U.S., the United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act” provides for an extension of new chemical entity patents for a period of up to five years following the expiration of the patent covering that compound to compensate for time spent in development. Fanapt® has qualified for the full five-year patent term extension and so the term of the new chemical entity patent in the U.S. has been extended until November 2016. In addition, we expect that Fanapt® will be eligible for six months of pediatric exclusivity potentially extending the term of the new chemical entity patent in the U.S. until May 2017. In Europe, statutes provide for ten years of data exclusivity (with the potential for an additional year if the drug is developed for a significant new indication). No generic versions of Fanapt® would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, assuming that pediatric exclusivity is granted by the FDA and that we receive regulatory approval in Europe, we expect that Novartis’ rights to commercialize Fanapt® will be exclusive until May 2017 in the U.S. and our rights to commercialize Fanapt® will be exclusive for at least 10 years from approval in Europe. The patent for the microsphere long-acting injectible (or depot) formulation of Fanapt® expires in 2024 in the U.S. and 2022 in most of the major markets in Europe. The pending patent application for the aqueous microcrystals long acting injectible (or depot) formulation of Fanapt® will expire in 2023 in the U.S. The patent for the aqueous microcrystals long acting injectible (or depot) formulation of Fanapt® will expire in 2023 in most of the major markets in Europe. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapt® extend beyond 2020.

We acquired worldwide, exclusive rights to the new chemical entity patent covering Fanapt® and certain related intellectual property from Novartis under a sublicense agreement we entered into in 2004, which was restated and amended in 2009. Please see “License agreements” below for a more complete description of the rights we acquired from and relinquished to Novartis with respect to Fanapt®.

Tasimelteon

Tasimelteon is an oral compound in development for sleep and mood disorders, including CRSD. The compound binds selectively to the brain’s melatonin receptors, which are thought to govern the body’s natural sleep/wake cycle. Compounds that bind selectively to these receptors are thought to be able to help treat sleep disorders, and additionally are believed to offer potential benefits in mood disorders. We announced positive top-line results from our Phase III trial of tasimelteon in transient insomnia in November 2006. In June 2008, we announced positive top-line results from the Phase III trial of tasimelteon in chronic primary insomnia. On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, N24HD in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the EC designated tasimelteon as an orphan medicinal product for the same indication. We initiated four clinical trials to pursue FDA approval of tasimelteon for the treatment of

N24HD in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in the fourth quarter of 2011. We plan to conduct these clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a MAA to the EMA. We are currently in discussions with the FDA on the most appropriate way to analyze and present data so that the effect of tasimelteon can be evaluated. In addition, in the third quarter of 2011, we initiated a Phase IIb/III clinical trial (MAGELLAN-2301) to study the efficacy of tasimelteon for the treatment of MDD.

Therapeutic opportunity

Sleep disorders are segmented into three major categories: primary insomnia, secondary insomnia and CRSDs. Insomnia is a symptom complex that comprises difficulty falling asleep or staying asleep, or non-refreshing sleep, in combination with daytime dysfunction or distress. The symptom complex can be an independent disorder (primary insomnia) or be a result of another condition such as depression or anxiety (secondary insomnia). CRSD results from a misalignment of the sleep/wake cycle and an individual’s daily activities or lifestyle. The circadian rhythm is the rhythmic output of the human biological clock and is governed primarily by the hormone melatonin. Both the timing of behavioral events (activity, sleep, and social interactions) and the environmental light/dark cycle result in a sleep/wake cycle that follows the circadian rhythm. Examples of CRSD include transient disorders such as jet lag and chronic disorders such as shift work sleep disorder and N24HD. Based on market research we have conducted with LEK Consulting we believe that CRSD represents a significant portion of the market for sleep disorders.

While there are no FDA-approved treatments for insomnia specifically related to CRSD, there are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics, such as generic zolpidem, Ambien® (zolpidem) by sanofi-aventis(including Ambien CR®), Lunesta® (eszopiclone) by Dainippon Sumitomo Pharma, Sonata® (zaleplon) by Pfizer Inc. and Silenor® (doxepin) by Somaxon Pharmaceuticals, Inc. Hypnotics work by acting upon a set of brain receptors known as GABA receptors, which are separate and distinct from the melatonin receptors to which tasimelteon binds. Several drugs in development also utilize a mechanism of action involving binding to GABA receptors. Members of the benzodiazapine class of sedatives are also approved for insomnia, but their usage has declined due to an inferior safety profile compared to hypnotics. Anecdotal evidence also suggests that sedative antidepressants, such as trazodone and doxepin, are prescribed off-label for insomnia. FDA approved drugs for the treatment of insomnia also include Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, a compound with a mechanism of action similar to tasimelteon.

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

•

We believe that none of the drugs used and approved for sleep, other than Rozerem®, work through the body’s natural sleep/wake cycle, which is governed by melatonin. We believe that, for patients whose sleep disruption is due to a misalignment of this sleep/wake cycle (as is the case in CRSD), a drug that naturally modulates the sleep/wake cycle would be an attractive new alternative because it would address the underlying cause of the sleeplessness, rather than merely addressing its symptoms.

Potential advantages of tasimelteon

We believe that tasimelteon may offer efficacy similar to the most efficacious of the approved sleep drugs, and that it may provide significant benefits to patients beyond those offered by the approved drugs. We believe that tasimelteon is unlikely to be scheduled as a controlled substance by the DEA because Rozerem®, which has a similar mechanism of action to tasimelteon, was shown not to have potential for abuse and was not classified as a Schedule IV controlled substance by the DEA. However, despite the fact that the drugs have a similar mechanism of action, our Phase III results have demonstrated that tasimelteon may offer superior sleep maintenance to Rozerem®. Tasimelteon also appears to be safe and well-tolerated, with no significant side effects or effects on next-day performance. For patients with CRSDs, tasimelteon may represent a breakthrough treatment option based on the compound’s demonstrated ability to reset the body clock and align it with the 24-hour day. This ability to regulate the circadian rhythm was observed in four patients during the initial run-in segment of the 3203-RESET study. The 3203-RESET study is a Phase III study of the maintenance effect of tasimelteon in the treatment of N24HD.

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

We have initiated four clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HD in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in the fourth quarter of 2011. The first clinical trial (SET-3201) is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 100 patients with N24HD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. The second clinical trial (3202) is a one-year safety study of tasimelteon for the treatment of N24HD. This trial is an open-label safety study with a planned enrollment of up to 140 patients with N24HD. The third clinical trial (RESET-3203) is a placebo-controlled, randomized withdrawal study to examine the maintenance effect of tasimelteon for the treatment of N24HD with a planned enrollment of up to 20 patients with N24HD. Patients will be followed for 12 weeks during which nighttime and daytime sleep, as well as synchronization of their internal body clock to the 24-hour day, will continue to be evaluated. The fourth clinical trial (3204) is a two-year open-label, multicenter, study in blind subjects with N24HD to assess the safety of tasimelteon. We plan to conduct these clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a MAA to the EMA. We are currently in discussions with the FDA on the most appropriate way to analyze and present data so that the effect of tasimelteon can be evaluated.

Potential indication for depression

We believe that tasimelteon may also be effective in treating depression. Agomelatine, another drug that acts on the brain’s melatonin receptors, has demonstrated efficacy and safety in the treatment of depression that compared favorably to an approved antidepressant, Paxil® (paroxetine) by GSK, in a Phase III trial. While the precise mechanism for the effect of drugs like tasimelteon, agomelatine and Rozerem®, which act on the brain’s melatonin receptors, is currently unknown, it is possible that, by improving sleep, these drugs could improve mood, since depressed patients are likely to have sleep disorders. It is also possible that mood disorders such as depression have an association with circadian rhythm misalignments.

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

We initiated a Phase IIb/III clinical trial (MAGELLAN-2301) to study the efficacy of tasimelteon for the treatment of MDD in the third quarter of 2011. The clinical trial is a randomized, double-blind, placebo-controlled study with planned enrollment of approximately 500 patients with MDD. The trial has an eight-week treatment period, followed by an optional one-year open-label extension, and includes measures of depression and anxiety symptoms and nighttime and daytime sleep, as well as laboratory measures of the internal body clock.

Intellectual property

Tasimelteon and its formulations, genetic markers and uses are covered by a total of five patent and patent application families worldwide. The primary new chemical entity patent covering tasimelteon expires normally in 2017 in the U.S. and in most European markets. We believe that, like Fanapt®, tasimelteon will meet the various criteria of the Hatch-Waxman Act and will receive five additional years of patent protection in the U.S., which would extend its patent protection in the U.S. until 2022. In Europe, data exclusivity will protect tasimelteon for at least ten years from approval. Additional patent applications directed to specific sleep disorders and to methods of administration, if issued, would provide exclusivity for such indications and methods of administration until at least 2026.

Our rights to the new chemical entity patent covering tasimelteon and related intellectual property have been acquired through a license with Bristol-Myers Squibb Company (BMS). Please see “License agreements” below for a discussion of this license.

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

If we have not entered into a development and commercialization agreement with respect to certain major market countries by the foregoing deadline, then BMS will have the option to exclusively develop and commercialize tasimelteon on its own in those countries not covered by such an agreement on pre-determined financial terms, including milestone and royalty payments. In addition to the foregoing, pursuant to the April 15, 2010 amendment, our deadline for filing a NDA with the FDA for tasimelteon was extended until June 1, 2013.

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

Phase I, II and III testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the U.S. and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. A clinical program is designed after assessing the causes of the disease, the mechanism of action of the active pharmaceutical ingredient of the drug and all clinical and pre-clinical data of previous trials performed. Typically, the trial design protocols and efficacy endpoints are established in consultation with the FDA. Upon request through a special protocol assessment, the FDA can also provide specific guidance on the acceptability of protocol design for clinical trials. The FDA, we or our partners may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to drug approval. During all clinical trials, physicians monitor the patients to determine effectiveness and to observe and report any reactions or other safety risks that may result from use of the drug.

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

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We or our partners may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us or our partners from marketing our products or partnered products or product candidates. Furthermore, the FDA may prevent a drug developer from marketing a drug under a label for its desired indications or place other conditions on distribution as a condition of any approvals, which may impair commercialization of the drug. After approval, some types of changes to the approved drug, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Similar regulatory procedures must also be complied within countries outside the U.S.

If the FDA approves the NDA, the drug becomes available for physicians to prescribe in the U.S. After approval of our products or partnered products or product candidates, we have to comply with a number of post-approval requirements, including delivering periodic reports to the FDA, submitting descriptions of any adverse reactions reported, and complying with drug sampling and distribution requirements. We and our partners also are required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, our quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP which imposes certain procedural and documentation requirements relating to quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may require post market testing and surveillance to monitor the drug’s safety or efficacy, including additional studies, known as Phase IV trials, to evaluate long-term effects.

In addition to studies requested by the FDA after approval, we or our partners may have to conduct other trials and studies to explore use of the approved product for treatment of new indications, which require FDA approval. The purpose of these trials and studies is to broaden the application and use of the product or partnered product and its acceptance in the medical community.

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

Foreign regulation

Whether or not we or our partners obtain FDA approval for a product or product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product or product candidate in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered with the three-Phase sequential process that is discussed above under “United States government regulation.” However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.

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

Marketing and sales

On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis pursuant to which Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and will be eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union, as well as Switzerland, Norway, Liechtenstein and Iceland. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On July 22, 2011, the EMA notified us that it had accepted for evaluation the MAA for oral iloperidone tablets. We have received the initial list of comments from the EMA and have been granted a three-month extension of the review cycle in order to better prepare our responses to these comments. We have entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.
Israel	Megapharm Ltd.

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

The new chemical entity patent covering Fanapt® expired normally in 2011 in the U.S. and expired in 2010 in major markets outside of the U.S. The new chemical entity patent covering tasimelteon expires in 2017 in the U.S. and most European markets. Additionally, Fanapt® has qualified for the full five-year patent term extension and so the term of the new chemical entity patent in the U.S. has been extended until November 2016. A similar extension is expected for tasimelteon. Fanapt® will also be eligible for 6 months of additional protection for successfully completing studies in the pediatric population potentially extending the term of the new chemical entity parent in the U.S. until May 2017. These studies, for which Novartis is responsible, are required by the FDA approval letter. In Europe, statutes provide for ten years of data exclusivity, with the potential for an additional year if the company develops the drug for a significant new indication. No generic versions of Fanapt® would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, assuming that pediatric exclusivity is granted by the FDA and that we receive regulatory approval in Europe, we expect that Novartis’ rights to commercialize Fanapt® will be exclusive until May 2017 in the U.S. and for at least 10 years from approval in Europe. The patent for the microsphere long-acting injectible (or depot) formulation of Fanapt® expires in 2024 in the U.S. and 2022 in most of the major markets in Europe. The pending patent application for the aqueous microcrystals long acting injectible (or depot) formulation of Fanapt® will expire in 2023 in the U.S. The patent for the aqueous microcrystals long acting injectible (or depot) formulation of Fanapt® will expire in 2023 in most of the major markets in Europe. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapt® extend beyond 2020.

Aside from the new chemical entity patents and other in-licensed patents relating to Fanapt® and tasimelteon, as of December 31, 2011 we had 17 pending U.S. patent applications, most of which have also been filed in key markets outside the U.S., relating to Fanapt® and tasimelteon. In addition, we had four other patent applications directed to compounds not presently in clinical studies. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering other product candidates, pharmaceutical compositions, genetic markers, and methods of use.

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

Competition

The pharmaceutical industry and the central nervous system segment of that industry, in particular, is highly competitive and includes a number of established large and mid-sized companies with greater financial, technical and personnel resources than we have and significantly greater commercial infrastructures than we have. Our market segment also includes several smaller emerging companies whose activities are directly focused on our target markets and areas of expertise. Our current or future partnered products and if approved in the future, our other compounds, will compete with numerous therapeutic treatments offered by these competitors. While we believe that our compounds will have certain favorable features, existing and new treatments may also possess advantages. Additionally, the development of other drug technologies and methods of disease prevention are occurring at a rapid pace. These developments may render our compounds or technologies obsolete or noncompetitive.

We believe the primary competitors for Fanapt® and tasimelteon are as follows:

•

For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustenna™, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Schering-Plough, Latuda ® (lurasidone) by Dainippon Sumitomo Pharma, and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

•

For tasimelteon in the treatment of insomnia, Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Dainippon Sumitomo Pharma, Sonata® (zaleplon) by Pfizer Inc., Silenor ® (doxepin) by Somaxon Pharmaceuticals, Inc., generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®.

•

For tasimelteon in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., Effexor® (venlafaxine) by Pfizer Inc., Pristiq® (desvenlafaxine) by Pfizer, as well as other compounds such as Wellbutrin® (buproprion) by GSK, Cymbalta® (duloxetine) by Eli Lilly, Viibryd (vilazodone HCL) by Forest Laboratories, Inc. and Valdoxan (agomelatine) by Les Laboratories Servier.

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

Employees

As of December 31, 2011, we had 38 full-time employees. Of these employees, 25 were primarily engaged in research and development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Available Information

Vanda Pharmaceuticals Inc. files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

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

Our ability to generate revenue for the next few years will depend substantially on the success of Fanapt® and the sales of this product by Novartis in the U.S. and Canada. The ability of Fanapt® to generate revenue at the levels we expect will depend on many factors, including the following:

•	the ability of patients to be able to afford Fanapt® or obtain health care coverage that covers Fanapt® in the current uncertain economic climate

•	acceptance of, and ongoing satisfaction, with Fanapt® by the medical community, patients receiving therapy and third party payers

•	a satisfactory efficacy and safety profile as demonstrated in a broad patient population

•	the size of the market for Fanapt®

•	successfully expanding and sustaining manufacturing capacity to meet demand

•	cost and availability of raw materials

•	the extent and effectiveness of the sales and marketing and distribution support Fanapt® receives

•	safety concerns in the marketplace for schizophrenia therapies

•	regulatory developments relating to the manufacture or continued use of Fanapt®

•	decisions as to the timing of product launches, pricing and discounts

•	the competitive landscape for approved and developing therapies that will compete with Fanapt®

•	the amount of resources and efforts utilized by Novartis in relation to the commercialization of Fanapt®

•	Novartis’ ability to successfully develop and commercialize a long-acting injectable (or depot) formulation of Fanapt® in the U.S. and Canada

•	Novartis’ ability to expand the indications for which Fanapt® can be marketed in the U.S.

•	Novartis’ ability to obtain regulatory approval in Canada for Fanapt® and our or our partners’ ability to obtain regulatory approval for Fanapt® in countries outside the U.S. and Canada

•	our ability to successfully develop and commercialize Fanapt®, including a long-acting injectable (or depot) formulation of Fanapt®, outside of the U.S. and Canada

•	the unfavorable outcome or other negative effects of any potential litigation relating to Fanapt®

We entered into an amended and restated sublicense agreement with Novartis to commercialize Fanapt® in the U.S. and Canada and to further develop and commercialize a long-acting injectable (or depot) formulation of Fanapt® in the U.S. and Canada. As such, we will not be directly involved in the marketing or sales efforts for Fanapt® in the U.S. and Canada. Our future revenues depend substantially on royalties and milestone payments we may receive from Novartis. Pursuant to the amended and restated sublicense agreement with Novartis, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada, which may or may not be achieved or met. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. Such royalties may not be significant and will depend on numerous factors. We cannot control the amount and timing of resources that Novartis may devote to Fanapt® or the depot formulation of Fanapt®. If Novartis fails to successfully commercialize Fanapt® in the U.S., fails to develop and commercialize Fanapt® in Canada or further develop a long-acting injectable (or depot) formulation of Fanapt®, if Novartis’ efforts are not effective, or if Novartis focuses its efforts on other schizophrenia therapies or schizophrenia drug candidates, our business will be negatively affected. If Novartis does not successfully commercialize Fanapt® in the U.S. or Canada, we will receive limited revenues from them. Although we have developed and continue to develop additional products and product candidates for commercial introduction, we expect to be substantially dependent on sales from Fanapt® for the foreseeable future. For reasons outside of our control, including those mentioned above, sales of Fanapt® may not meet our or financial or industry analysts’ expectations. Any significant negative developments relating to Fanapt®, such as safety or efficacy issues, the introduction or greater acceptance of competing products or adverse regulatory or legislative developments, will have a material adverse effect on our results of operations.

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

Historically, the results from preclinical testing and early clinical trials often have not predicted results of later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Clinical trials conducted by us, by our partners or by third parties on our or our partners’ behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for our compounds. Regulatory authorities may not permit us or our partners to undertake any additional clinical trials for our compounds, may force us to stop any ongoing clinical trials and it may be difficult to design efficacy studies for our compounds in new indications.

Clinical development efforts performed by us or our partners may not be successfully completed. Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the compounds and the size of the prospective patient population. The commencement and rate of completion of clinical trials for our compounds may be delayed by many factors, including:

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

We and our partners face heavy government regulation. FDA regulatory approval of our compounds is uncertain and we and our partners are also continually at risk of the FDA requiring us or them to discontinue marketing any compounds that have obtained, or in the future may obtain, regulatory approval.

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

Any delay or failure to obtain regulatory approvals for our compounds will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our compounds. Other than Fanapt® in the U.S., which is being marketed and sold by Novartis, we have not received regulatory approval to market any of our compounds in any jurisdiction.

Even following regulatory approval of our compounds, the FDA may impose limitations on the indicated uses for which such compounds may be marketed, subsequently withdraw approval or take other actions against us, our partners or such compounds that are adverse to our business. The FDA generally approves drugs for particular indications. An approval for a more limited indication reduces the size of the potential market for the product. Product approvals, once granted, may be withdrawn or modified if problems occur after initial marketing.

We and our partners also are subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the environment and the use and disposal of hazardous substances used in connection with discovery, research and development work. In addition, we cannot predict the extent to which new governmental regulations might significantly impede the discovery, development, production and marketing of our compounds. We or our partners may be required to incur significant costs to comply with current or future laws or regulations, and we may be adversely affected by the cost of such compliance or the inability to comply with such laws or regulations.

We intend to seek regulatory approvals for our compounds in foreign jurisdictions, but we may not obtain any such approvals.

Pursuant to our amended and restated sublicense agreement with Novartis, we retained the right to develop and commercialize Fanapt® outside the U.S. and Canada. We intend to market our compounds outside the U.S. and Canada with one or more commercial partners. In order to market our compounds in foreign jurisdictions, we or our partners may be required to obtain separate regulatory approvals and to comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional trials, and the time required to obtain approval may differ from that required to obtain FDA approval. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we or our partners may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We or our partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our compounds in any market. The failure to obtain these approvals could harm our business materially.

Our compounds may cause undesirable side effects or have other properties that could delay, prevent or result in the revocation of their regulatory approval or limit their marketability.

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

In addition, if after receiving marketing approval of a compound, we, our partners or others later identify undesirable side effects caused by such compound, we or our partners could face one or more of the following:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication

•	regulatory authorities may withdraw their approval of the compound

•	we or our partners may be required to change the way the compound is administered, conduct additional clinical trials or change the labeling of the compound and

•	our, our partner’s or the compound’s reputation may suffer

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

Even after obtaining regulatory approvals for the sale of our compounds, the commercial success of these compounds will depend, among other things, on their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. The degree of market acceptance of any compound will depend on a number of factors, including the demonstration of its safety and efficacy, its cost-effectiveness, its potential advantages over other therapies, the reimbursement policies of government and third-party payors with respect to such compound, our ability to attract and maintain corporate partners, including pharmaceutical companies, to assist in commercializing our compounds, receipt of regulatory clearance of marketing claims for the uses that we or our partners are developing and the effectiveness of our and our partners’ marketing and distribution capabilities. If our approved compounds fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. If our approved compounds do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable on a sustained basis or achieve significant revenues.

If we fail to obtain the capital necessary to fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products and product candidates with third parties on terms that may not be attractive to us.

Our activities will necessitate significant uses of working capital throughout 2012 and beyond. As of December 31, 2011, our total cash and cash equivalents and marketable securities were approximately $167.9 million. Our long term capital requirements are expected to depend on many factors, including, among others:

•	the amount of royalty and milestone payments received from our commercial partners

•	our ability to commercialize Fanapt® outside the U.S. and Canada

•	costs of developing and maintaining sales, marketing and distribution channels and our ability to sell our products

•	costs involved in establishing manufacturing capabilities for commercial quantities of our products

•	the number of potential formulations, products and product candidates in development

•	progress with pre-clinical studies and clinical trials

•	time and costs involved in obtaining regulatory (including FDA) clearance

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims

•	competing technological and market developments

•	market acceptance of our products

•	costs for recruiting and retaining employees and consultants

•	costs for training physicians and

•	legal, accounting, insurance and other professional and business related costs

We expect to continue to receive royalty payments and hope to receive milestone payments relating to Fanapt® in connection with our amended and restated sublicense agreement with Novartis. However, if Fanapt®

is not as commercially successful as we expect and we do not receive such payments, we may need to raise additional capital to fund our anticipated operating expenses and execute on our business plans. In our capital-raising efforts, we may seek to sell debt securities or additional equity securities or obtain a bank credit facility, or enter into partnerships or other collaboration agreements. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and may also result in a lower price for our common stock. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that could restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our planned activities, we may not be able to continue operations, or we may have to enter into partnerships or other collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These partnerships or collaborations, if consummated prior to proof-of-efficacy or safety of a given product, could impair our ability to realize value from that product. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technologies or products, take advantage of business opportunities or respond to competitive market pressures, any of which would materially harm our business, financial condition and results of operations.

We have a history of operating losses, anticipate future losses and may never become profitable on a sustained basis.

We have been engaged in identifying and developing compounds since March 2003, which has required, and will continue to require, significant research and development expenditures.

As of December 31, 2011, we had accumulated net losses of $263.4 million, and we cannot estimate with precision the extent of our future losses. Our ability to generate revenue and achieve profitability largely depends on Novartis’ and our ability to sell Fanapt®. Although Novartis launched Fanapt® in the U.S. in the first quarter of 2010 and sales to date have not met our expectations, it is too early to determine whether or not Fanapt® will be a commercial success over time. Fanapt® may continue to not be as commercially successful as we expected, Novartis may not succeed in gaining additional market acceptance of Fanapt® in the U.S. or developing and commercializing Fanapt® in Canada, and we may not succeed in commercializing Fanapt® outside of the U.S. and Canada. In addition, we may not succeed in commercializing any other compounds. Tasimelteon is presently in development for N24HD and MDD and will require significant resources prior to market approval. We may not be profitable even if our compounds are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our compounds in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

There can be no assurance that we will achieve sustained profitability. Our ability to achieve sustained profitability in the future depends, in part, upon:

•	our and our partners’ ability to obtain and maintain regulatory approval for our compounds, both in the U.S. and in foreign countries

•	Novartis’ ability to successfully market and sell Fanapt® in the U.S. and Canada and achieve certain product development and sales milestones

•	our and our partners’ ability to successfully commercialize Fanapt® outside the U.S. and Canada

•	our ability to enter into and maintain agreements to develop and commercialize our products and product candidates

•	our and our partners’ ability to develop, have manufactured and market our products and product candidates

•	our and our partners’ ability to obtain adequate reimbursement coverage for our compounds from insurance companies, government programs and other third party payors

•	our ability to obtain additional research and development funding from collaborative partners or funding for our products and product candidates

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, upon:

•	the progress of our research and development programs for our products and product candidates, including clinical trials

•	the time and expense that will be required to pursue FDA and/or foreign regulatory approvals for our compounds and whether such approvals are obtained on a timely basis, if at all

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights

•	the cost of operating and maintaining development and research facilities

•	the cost of third party manufacturers

•	the number of product candidates we pursue

•	how competing technological and market developments affect our compounds

•	the cost of possible acquisitions of technologies, compounds, product rights or companies

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise

•	the costs and effect of potential litigation and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense

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

We and our partners rely on manufacturers to purchase from third-party suppliers the materials necessary to produce our compounds for clinical trials and commercialization. Suppliers may not sell these materials to such manufacturers at the times we or our partners need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by these manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If the manufacturers are unable to obtain these materials for our or our partners’ clinical trials, product testing, potential regulatory approval of our compounds and commercial scale manufacturing could be delayed, significantly affecting our and our partners’ ability to further develop and commercialize our compounds. If we, our manufacturers or, in the case of our partnered products, our partners are unable to purchase these materials for our products or partnered products, as applicable, there would be a shortage in supply or the commercial launch of such products or partnered products would be delayed, which would materially and adversely affect our or our partners’ ability to generate revenues from the sale of such products or partnered products.

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

These companies may invest heavily and quickly to discover and develop novel products that could make our compounds obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or foreign regulatory approval or commercializing superior products or other competing products before we do. Technological developments or the FDA or foreign regulatory approval of new therapeutic indications for existing products may make our compounds obsolete or may make them more difficult to market successfully, any of which could have a material adverse effect on our business, results of operations and financial condition.

Fanapt® (and our other compounds, if successfully developed and approved for commercial sale) will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our compounds may also compete with new products currently under development by others or with products which may cost less than our compounds. Physicians, patients, third party payors and the medical community may not accept or utilize any of our compounds that may be approved. If Fanapt® (and our other compounds, if and when approved) do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. We believe the primary competitors for Fanapt® and tasimelteon are as follows:

•

For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustenna™, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Schering-Plough, Latuda ® (lurasidone) by Dainippon Sumitomo Pharma, and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

•

For tasimelteon in the treatment of insomnia, Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Dainippon Sumitomo Pharma , Sonata® (zaleplon) by Pfizer Inc., Silenor ® (doxepin) by Somaxon Pharmaceuticals, Inc., generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®.

•

For tasimelteon in the treatment of depression, antidepressants such as Paxil® (paroxetine) by GlaxoSmithKline (GSK), Zoloft® (sertraline) by Pfizer, Prozac® (fluoxetine) by Eli Lilly, Lexapro (escitalopram) by Lundbeck A/S /Forest Pharmaceuticals Inc., Effexor® (venlafaxine) by Pfizer Inc., Pristiq® (desvenlafaxine) by Pfizer, as well as other compounds such as Wellbutrin® (buproprion) by GSK, Cymbalta® (duloxetine) by Eli Lilly, Viibryd (vilazodone HCL) by Forest Laboratories, Inc. and Valdoxan (agomelatine) by Les Laboratories Servier.

Additionally, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of cheaper, generic products, which could make our compounds less attractive.

We have no experience selling, marketing or distributing products, other than providing assistance to Novartis relating to the U.S. commercialization of Fanapt®, and no internal capability to do so, which may make commercializing our products and product candidates difficult.

At present, we have no marketing experience or sales capabilities, other than providing assistance to Novartis relating to the U.S. commercialization of Fanapt®. Therefore, in order for us to commercialize Fanapt®, outside the U.S. and Canada, or our other compounds, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties. For example, we rely completely on Novartis to market, sell and distribute Fanapt® in the U.S. and Canada and our future revenues are materially dependent on the success of the efforts of Novartis.

For the commercialization of Fanapt® outside the U.S. and Canada or our other compounds, we may not be able to establish, other than those currently established, sales and distribution partnerships on acceptable terms or at all. In regard to our current foreign partners and any additional distribution arrangements or other agreements we may enter into, our success will be materially dependent upon the performance of our partner. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products and product candidates without partners or licensees include:

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

A component of our business strategy is acquiring rights to develop and commercialize compounds discovered or developed by other pharmaceutical and biotechnology companies for which we may find effective uses and markets through our unique pharmacogenetics and pharmacogenomics expertise for the treatment of central nervous system disorders. Competition for the acquisition of these compounds is intense. If we are not able to identify opportunities to acquire rights to commercialize additional products or product candidates, we may not be able to develop a diverse portfolio of products and product candidates and our business may be harmed. Additionally, it may take substantial human and financial resources to secure commercial rights to promising products or product candidates. Moreover, if other firms develop pharmacogenetics and pharmacogenomics capabilities, we may face increased competition in identifying and acquiring additional products or product candidates.

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

The risk that we may be sued on product liability claims is inherent in the development and sale of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our products and product candidates in clinical trials and will face even greater risks upon commercialization by us or our partners of our compounds. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our compounds are intended to treat central nervous system disorders, and it is possible that we may be held liable for the behavior and actions of patients who use our compounds. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and we or our partners may be forced to limit or forego further commercialization of one or more of our compounds. Although we maintain product liability insurance, our aggregate coverage limit under this insurance is $10.0 million, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. As our development activities and commercialization efforts progress and we and our partners sell our compounds, this coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all or our insurer may disclaim coverage as to a future claim. This could prevent the commercialization or limit the commercial potential of our compounds. Even if we are able to maintain insurance that we believe is adequate, our results of operations and financial condition may be materially adversely affected by a product liability claim. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability litigation and other related proceedings may also require significant management time.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or PPACA, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program, and the establishment of health care exchanges. Several provisions of the new law, which have varying effective dates, may affect us, and will likely increase certain of our costs. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs was expanded to include beneficiaries in Medicaid managed care organizations effective as of March 23, 2010. The PPACA also imposes an annual fee on pharmaceutical manufacturers which began in 2011, based on the manufacturer’s sale of branded pharmaceuticals and biologics (excluding orphan drugs); expands the 340B drug discount program (excluding orphan drugs) including the creation of new penalties for non-compliance; and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. The law also revised the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of Medicaid drug rebates to states. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners.

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

Our business is subject to extensive government regulation and oversight. As a result, we may become subject to governmental actions which could materially and adversely affect our business, results of operations and financial condition, including:

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

In addition, the Food and Drug Administration Amendments Act of 2007 or the FDAAA included new authorization for the FDA to require post-market safety monitoring, along with a clinical trials registry, and expanded authority for the FDA to impose civil monetary penalties on companies that fail to meet certain commitments. The amendments among other things, require some new drug applicants to submit risk evaluation and minimization strategies to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Companies that violate the law are subject to substantial civil monetary penalties. Additional measures have also been enacted to address the perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. While the FDAAA has had, and is expected to have, a substantial effect on the pharmaceutical industry, the full extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry as well as our business will become clearer. The requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products. Our and our partners’ ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

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

While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices are ever evolving. If any such actions are instituted against us or our partners and we or they are not successful in defending such actions or asserting our rights, those actions could have a significant and material adverse impact on our business, including the imposition of significant fines or other sanctions. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could have a material adverse effect on our business, results of operations and financial condition.

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

Although we have no experience in acquiring businesses, we may acquire businesses or assets that complement or augment our existing business. If we acquire businesses with promising product candidates or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more products or product candidates through preclinical and/or clinical development to regulatory approval and commercialization. Integrating any newly acquired businesses or technologies could be expensive and time-consuming, resulting in the diversion of resources from our current business. We may not be able to integrate any acquired business successfully. We cannot assure you that, following an acquisition, we will achieve revenues, specific net income or loss levels that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness and may not be available on terms which would otherwise be acceptable to us. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

Our quarterly operating results may fluctuate significantly.

Our operating results will continue to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs

•	variations in the level of expenses related to our products, product candidates or future development programs

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements

•	the timing and amount of royalties or milestone payments, if any, from the sales of Fanapt®

•	regulatory developments affecting our compounds or those of our competitors

•	product sales

•	cost of product sales

•	marketing and other expenses

•	manufacturing or supply issues and

•	any intellectual property infringement or other lawsuit in which we may become involved

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

Risks related to intellectual property and other legal matters

Our rights to develop and commercialize our product and product candidates are subject in part to the terms and conditions of licenses or sublicenses granted to us by other pharmaceutical companies. With respect to tasimelteon, these terms and conditions include an option in favor of the licensor to reacquire rights to commercialize and develop this product in certain circumstances.

Fanapt® (iloperidone) is based in part on patents and other intellectual property owned by sanofi-aventis and Novartis. Titan Pharmaceuticals, Inc. (Titan) holds an exclusive license from sanofi-aventis to the intellectual property owned by sanofi-aventis, and Titan has sublicensed its rights under such license on an exclusive basis to Novartis. We acquired exclusive rights to this and other intellectual property through a further sublicense from Novartis. The sublicense with Novartis was amended and restated in October of 2009 to provide Novartis with exclusive rights to commercialize Fanapt® in the U.S. and Canada and further develop and commercialize a long-acting injectable or depot formulation of Fanapt® in the U.S. and Canada. We retained exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union, as well as Switzerland, Norway, Liechtenstein and Iceland. We may lose our rights to develop and commercialize Fanapt® outside the U.S. and Canada if we fail to comply with certain requirements in the amended and restated sublicense agreement regarding our financial condition, or if we fail to comply with certain diligence obligations regarding our development or commercialization activities or if we otherwise breach the amended and restated sublicense agreement and fail to cure such breach. Our rights to develop and commercialize Fanapt® outside the U.S. and Canada may be impaired if we do not cure breaches by Novartis of similar obligations contained in its sublicense agreement with Titan. Our loss of rights in Fanapt® to Novartis would have a material adverse effect on our business, financial condition and results of operations. In addition, if

Novartis breaches the amended and restated sublicense agreement with respect to its commercialization activities in the U.S. or Canada, we may terminate Novartis’ commercialization rights in the applicable country. We would no longer receive royalty payments from Novartis in connection with such country in the event of such termination.

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

In addition to the rights we have licensed from Novartis and BMS relating to our compounds, we rely upon intellectual property we own relating to these compounds, including patents, patent applications and trade secrets. As of December 31, 2011, excluding in-licensed patents and patent applications, we had 17 pending U.S. patent applications, most of which have also been filed in key markets outside the U.S., and one pending Patent Cooperation Treaty application, relating to Fanapt® and tasimelteon. In addition, we had four other patent applications relating to compounds not presently in clinical studies. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we generally rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products and partnered products, our business will be harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term restoration for tasimelteon, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to tasimelteon’s U.S. “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2022. On August 1, 2011, the U.S. Patent and Trademark Office issued a certificate of extension under the Hatch-Waxman Act, extending by five years the term of sanofi-aventis’ new chemical entity patent relating to Fanapt® to November 2016. Fanapt® will also be eligible for 6 months of additional protection for successfully completing studies in the pediatric population potentially extending the term of the new chemical entity parent in the U.S. until May 2017. The patent for the microsphere long-acting injectible (or depot) formulation of Fanapt® expires in 2024 in the U.S. and 2022 in most of the major markets in Europe. The pending patent application for the aqueous microcrystals long acting injectible (or depot) formulation of Fanapt® will expire in 2023 in the U.S. The patent for the aqueous microcrystals long acting injectible (or depot) formulation of Fanapt® will expire in 2023 in most of the major markets in Europe. A directive in the European Union provides that companies that receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive is of material importance with respect to Fanapt®, since the European new chemical entity patent for Fanapt® has expired.

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

Our research, development and commercialization activities involve the controlled use of potentially hazardous substances, including toxic chemical and biological materials. Although our goal is for our safety procedures for handling and disposing of such materials to comply with state and federal standards, there will always be the risk of contamination, injury or other damages resulting from these hazardous substances. If we were to become liable for an accident, or if we or our partners were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could materially harm our business, results of operations and financial condition.

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

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between December 31, 2010 and December 31, 2011, the high and low sale prices of our common stock as reported on the NASDAQ Global Market varied between $10.17 and $4.33. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors

•	the outcome of regulatory review relating to products under development by us or our competitors

•	regulatory developments in the U.S. and foreign countries

•	developments concerning any collaboration or other strategic transaction we may undertake

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors

•	termination or delay of development or commercialization program(s) by our partners

•	safety issues with our products or those of our competitors

•	our partners’ ability to successfully commercialize our partnered products

•	our ability to successfully execute our commercialization strategies

•	announcements of technological innovations or new therapeutic products or methods by us or others

•	actual or anticipated variations in our quarterly operating results

•	changes in estimates of our financial results or recommendations by securities analysts or failure to meet such financial expectations

•	changes in government regulations or policies or patent decisions

•	changes in patent legislation or adverse changes to patent law

•	additions or departures of key personnel or members of our board of directors

•	publicity regarding actual or potential transactions involving us or

•	economic, political and other external factors beyond our control

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

In addition to our outstanding common stock, as of December 31, 2011, there were a total of 5,454,172 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by securities and industry analysts. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to regularly publish reports on us, interest in the purchase of our stock could decrease, which could cause our stock price or trading volume to decline.

Our business could be negatively affected as a result of the actions of activist stockholders.

Proxy contests have been waged against many companies in the biopharmaceutical industry, including us, over the last few years. If faced with a proxy contest or other type of shareholder activism, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest or shareholder dispute involving us or our partners because:

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

Our current headquarters are located in Rockville, Maryland, consisting of approximately 27,000 square feet of office and laboratory space. On December 27, 2011, we provided notice to our landlord that we were terminating the lease for this facility effective June 30, 2013. We expect to vacate our current headquarters and relocate to our future headquarters, located in Washington D.C., consisting of approximately 21,400 square feet of office space, in the second quarter of 2012.

Management believes that the leased facility for our future headquarters is suitable and adequate to meet the Company’s anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Market under the symbol “VNDA.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The NASDAQ Global Market.

Year Ended December 31, 2010	High	Low
First quarter 2010	$12.62	$9.97
Second quarter 2010	$11.80	$6.59
Third quarter 2010	$7.81	$6.04
Fourth quarter 2010	$10.32	$6.43

Year Ended December 31, 2011	High	Low
First quarter 2011	$10.17	$6.61
Second quarter 2011	$8.45	$6.75
Third quarter 2011	$7.80	$4.89
Fourth quarter 2011	$6.06	$4.33

As of March 7, 2012, there were 11 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,454,172	$10.74	2,412,088
Equity compensation plans not approved by security holders	—	—	—

Total	5,454,172	$10.74	2,412,088

(a)	Includes 4,931,826 shares issuable upon exercise of outstanding options and 522,346 shares issuable upon settlement of RSUs under the 2006 Equity Incentive Plan and Second Amended and Restated Management Equity Plan.

(b)	Does not take into account RSUs, which have no exercise price.

(c)

On January 1st of each year, the number of shares reserved under the Incentive Plan is automatically increased by 4% of the total number of shares of Common Stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number as may be approved by the Company’s Board of Directors).

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

The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled “Management’s discussion and analysis of financial condition and results of operations” included in this annual report on Form 10-K.

(in thousands, except for share and per share amounts)	Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of operations data
Revenue	$31,270	$35,709	$4,548	$—	$—
Operating expenses:
Cost of sales	—	2,891	1,915	—	—
Research and development	28,996	12,338	13,874	23,936	47,235
General and administrative	11,486	10,147	23,724	28,909	32,803
Intangible asset amortization	1,495	1,495	983	—	—

Total operating expenses	41,977	26,871	40,496	52,845	80,038

Income (loss) from operations	(10,707)	8,838	(35,948)	(52,845)	(80,038)
Interest income	461	431	89	1,781	5,978

Income (loss) before tax provision	(10,246)	9,269	(35,859)	(51,064)	(74,060)
Tax provision (benefit)	(444)	2,077	—	—	10

Net income (loss)	(9,802)	7,192	(35,859)	(51,064)	(74,070)

Net income (loss) per share:
Basic	$(0.35)	$0.26	$(1.33)	$(1.92)	$(2.81)

Diluted	$(0.35)	$0.25	$(1.33)	$(1.92)	$(2.81)

Shares used in calculation of net income (loss) per shares:
Basic	28,106,831	27,916,388	27,015,271	26,650,126	26,360,177

Diluted	28,106,831	28,534,617	27,015,271	26,650,126	26,360,177

	2011	2010	2009	2008	2007
Balance sheet data
Cash and cash equivalents	$87,923	$42,559	$205,295	$39,079	$41,930
Marketable securities, current	60,961	155,478	—	7,379	43,244
Marketable securities, non-current	19,012	—	—	—	7,979
Working capital	121,882	169,546	181,417	44,335	74,178
Total assets	182,618	213,101	225,714	49,934	96,861
Total liabilities	149,144	175,370	202,683	3,914	13,132
Accumulated deficit	(263,443)	(253,641)	(260,833)	(224,974)	(173,910)
Total stockholders’ equity	$33,474	$37,731	$23,031	$46,020	$83,729

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes Fanapt® (iloperidone), a compound for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis, and tasimelteon, a compound for the treatment of sleep and mood disorders, including circadian rhythm sleep disorders (CRSD), which is currently in clinical development.

Pursuant to our amended and restated sublicense agreement with Novartis, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. For the year ended December 31, 2011 we incurred $2.2 million in research and development costs directly attributable to our development of Fanapt®.

We are conducting four clinical trials to pursue U.S. Food and Drug Administration (FDA) approval of tasimelteon for the treatment of Non-24-Hour Disorder (N24HD) in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in the fourth quarter of 2011. In addition, in the third quarter of 2011, we initiated a Phase IIb/III clinical trial to study the efficacy of tasimelteon for the treatment of Major Depressive Disorder (MDD). During the year ended December 31, 2011 we incurred $24.8 million in research and development costs directly attributable to our development of tasimelteon.

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

Revenues.    Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an upfront payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Revenue related to the $200.0 million upfront payment will be recognized ratably on a straight-line basis from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. We recognize revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and product revenue upon delivery of our products to Novartis. Our 2010 revenue also consisted of $0.5 million of grant revenue for qualified research and development investments under the Internal Revenue Service’s Therapeutic Discovery Project Credit Program which was received in the fourth quarter of 2010.

Research and development expenses.    Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred for compounds in the development stage, including certain payments made under our license agreements prior to FDA approval. Prior to FDA approval , all Fanapt® manufacturing-related and milestone costs were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing and milestone costs related to this product are being capitalized. Costs related to the acquisition of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with the FASB guidance on accounting for contingencies which states that milestone payments be accrued when it is deemed probable that the milestone event will be achieved. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our products and product candidates and pharmacogenetics and pharmacogenomics expertise. For the year ended December 31, 2011, we incurred research and development expenses in the aggregate of $29.0 million, including stock-based compensation expenses of $2.5 million. We expect our research and development expenses to increase as we continue to develop our products and product candidates. We expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products, product candidates and partnered products and to evaluate potential in-license product candidates or compounds.

The following table summarizes our product development initiatives for the years ended December 31, 2011, 2010 and 2009. Included in this table are the research and development expenses recognized in connection with the clinical development of Fanapt® and tasimelteon. Included in “Other product candidates” are the costs directly related to research initiatives for all other product candidates.

(in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Direct project costs(1)
Fanapt®	$2,197	$2,708	$9,532
Tasimelteon	24,810	8,329	2,548
Other product candidates	—	—	120

Total direct product costs	27,007	11,037	12,200

Indirect project costs(1)
Facility	1,507	609	620
Depreciation	259	184	234
Other indirect overhead costs	223	508	820

Total indirect expenses	1,989	1,301	1,674

Total research and development expenses	$28,996	$12,338	$13,874

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses.    General and administrative expenses consist primarily of salaries, other related costs for personnel, including stock-based compensation, related to executive, finance, accounting, information technology, marketing, and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapt®. For the year ended December 31, 2011, we incurred general and administrative expenses in the aggregate of $11.5 million, including stock-based compensation expenses of $3.0 million.

Interest income.    Interest income consists of interest income earned on our cash and cash equivalents, marketable securities and restricted cash.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2011 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

As a result of the FDA’s approval of the New Drug Application (NDA) for Fanapt® in May 2009, we met a milestone under our original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. This term is our best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period. Amortization of the intangible asset is recorded as intangible asset amortization.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairments of our intangible assets for the year ended December 31, 2011.

Accrued expenses.    As part of the process of preparing financial statements we are required to estimate accrued expenses. The estimation of accrued expenses involves identifying services that have been performed on our behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, and fees for marketing and other commercialization activities. Pursuant to our assessment of the services that have been performed on clinical trials and other contracts, we recognize these expenses as the services are provided. Our assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) our judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.

Revenue Recognition.    Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an upfront payment, product revenue and future milestone and royalty revenues. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. We recognize revenue related to Fanapt® royalties and commercial and development milestones as they are realizable and earned, and product revenue upon delivery of our products to Novartis. Our revenues have also been derived from grant revenue which is recognized when it is received.

Stock-based compensation.    We currently use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the limited historic information on our publicly traded common stock, expected volatility rates are based on the historical volatility of our publicly traded common stock blended with the historical volatility of the common stock of comparable entities and other factors. The expected term of options granted is based on the transition approach provided by FASB guidance as the options meet the “plain vanilla” criteria required by this method. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception (other than a dividend of preferred share purchase rights which was declared on September 25, 2008) and do not plan to pay dividends in the foreseeable future. The stock-based compensation expense for a period is also affected by expected forfeiture rate for the respective option grants. If our estimates of the fair value of these equity instruments or expected forfeitures are too high or too low, it would have the effect of overstating or understating expenses.

Total employee stock-based compensation expense, related to all of our stock-based awards for the years ended December 31, 2011, 2010 and 2009, was comprised of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Research and development	$2,450	$2,536	$2,028
General and administrative	3,036	2,271	8,738

Total stock-based compensation expense	$5,486	$4,807	$10,766

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

Recent Accounting Pronouncements

In June 2011, the FASB issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for annual and interim periods within the first annual period beginning after December 15, 2011. We do not believe the adoption of this pronouncement will have a material impact on our financial position or results of operations.

Results of operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered products. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million of which we recognized $26.8 million in 2011. The remaining amounts will be recognized ratably over the U.S. patent life of Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. We are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We received royalties of $4.5 million in 2011 on net sales of Fanapt® in the U.S. and Canada.

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues.    Revenues were $31.3 million for the year ended December 31, 2011 compared to revenues of $35.7 million for the year ended December 31, 2010. Revenues for the year ended December 31, 2011 included $26.8 million recognized from Novartis related to straight-line recognition of upfront license fees and $4.5 million in royalty revenue based on 2011 sales of Fanapt®. Revenues for the year ended December 31, 2010 included $26.8 million recognized from Novartis related to straight-line recognition of upfront license fees, $3.1 million in royalty revenue based on 2010 sales of Fanapt®, $5.3 million for Fanapt® product sales to Novartis and grant revenue of $0.5 million for qualified research and development investments under the Internal Revenue Service’s Therapeutic Discovery Project Credit Program. For the year ended December 31, 2011, there were no sales of products to Novartis and no grant revenue.

Cost of sales.    There were no sales of products to Novartis for the year ended December 31, 2011 compared to cost of sales of $2.9 million for the year ended December 31, 2010.

Intangible asset amortization.    Intangible asset amortization for the year ended December 31, 2011 was $1.5 million compared to $1.5 million for the year ended December 31, 2010. The amortization is the result of the capitalized intangible asset related to the $12.0 million milestone payment to Novartis in May 2009.

Research and development expenses.    Research and development expenses increased by $16.7 million, or 135.0%, to $29.0 million for the year ended December 31, 2011 compared to $12.3 million for the year ended December 31, 2010.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
Research and Development Expenses (in thousands)	2011	2010
Direct project costs:
Clinical trials	$14,440	$2,542
Contract research and development manufacturing, consulting, materials and other direct costs	5,987	2,976
Salaries, benefits and related costs	4,130	2,983
Stock-based compensation	2,450	2,536

Total direct costs	27,007	11,037
Indirect project costs	1,989	1,301

Total	$28,996	$12,338

Direct costs increased by $16.0 million primarily as a result of higher clinical trial expenses, manufacturing costs and salary and benefit expenses, partially offset by lower stock-based compensation expenses. Clinical trials expense increased by $11.9 million primarily due to the costs associated with four Phase III clinical trials for tasimelteon in N24HD in blind individuals without light perception, which were initiated in 2010 and 2011, and one Phase IIb/III clinical trial for tasimelteon in MDD, which was initiated in the third quarter of 2011. Contract research and development manufacturing, consulting, materials and other direct costs increased by $3.0 million primarily as a result of increased manufacturing costs for tasimelteon in 2011 and increased regulatory consulting expenses related to tasimelteon in 2011. Salary and benefit expenses increased by $1.1 million primarily due to new employees hired in 2011 to support the tasimelteon trials in N24HD and MDD. Indirect costs increased by $0.7 million primarily as a result of the lease termination penalty recognized in the fourth quarter of 2011.

General and administrative expenses.    General and administrative expenses increased by $1.3 million, or 13.2%, to $11.5 million for the year ended December 31, 2011 from $10.1 million for the year ended December 31, 2010.

The following table discloses the components of our general and administrative expenses for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
General and Administrative Expenses (in thousands)	2011	2010
Salaries, benefits and related costs	$2,065	$1,745
Stock-based compensation	3,036	2,271
Marketing, legal, accounting and other professional services	3,575	3,611
Other expenses	2,810	2,520

Total	$11,486	$10,147

Salaries, benefits and related costs increased by $0.3 million for the year ended December 31, 2011 as a result of executive hirings made in the fourth quarter of 2010 and 2011. Stock-based compensation expense increased by $0.8 million as a result of executive hirings made in the fourth quarter of 2010 and 2011. Other expenses increased by $0.3 million for the year ended December 31, 2011 primarily due to the lease termination penalty recognized in the fourth quarter of 2011.

Interest Income.    Interest income increased $0.03 million to $0.5 million for the year ended December 31, 2011 from $0.4 million for the year ended December 31, 2010 due to a higher rate of return on investments.

Tax Provision.    The benefit for income taxes of $0.4 million in 2011 is a result of the approval for a change in accounting method from the Internal Revenue Service (IRS). Our effective tax rate of (4.3%) for 2011 was favorably impacted by the approval for a change in accounting method from the IRS. In addition, our tax rate was favorably impacted by the research and development and orphan drug credits.

See footnote 11, “Income Taxes”, of our consolidated financial statements for further details on our effective tax rate and related change in our valuation allowance.

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenues.    Revenues were $35.7 million for the year ended December 31, 2010 compared to revenues of $4.5 million for the year ended December 31, 2009. Revenues for the year ended December 31, 2010 included $26.8 million recognized from Novartis related to straight-line recognition of upfront license fees, $5.3 million for Fanapt® product sales to Novartis, $3.1 million in royalty revenue based on 2010 sales of Fanapt® and grant revenue of $0.5 million for qualified research and development investments under the Internal Revenue Service’s Therapeutic Discovery Project Credit Program which was received in the fourth quarter of 2010. Novartis launched Fanapt® in January 2010.

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

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
Research and Development Expenses (in thousands)	2010	2009
Direct project costs:
Clinical trials	$2,542	$42
Contract research and development, manufacturing, consulting, materials and other direct costs	2,976	7,735
Salaries, benefits and related costs	2,983	2,395
Stock-based compensation	2,536	2,028

Total direct costs	11,037	12,200
Indirect project costs	1,301	1,674

Total	$12,338	$13,874

Direct costs decreased by $1.2 million primarily as a result of lower manufacturing costs offset by higher clinical trial, salary and benefit expenses and stock-based compensation expenses. Clinical trials expense increased by $2.5 million primarily due to the costs associated with two Phase III clinical trials for tasimelteon in N24HD in blind individuals without light perception, which were initiated in the third quarter of 2010. Contract research and development, manufacturing, consulting, materials and other direct costs decreased by $4.8 million primarily as a result of lower regulatory consulting expenses for Fanapt® in 2010 offset by increased manufacturing costs for tasimelteon in 2010.

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

Salaries, benefits and related costs decreased by $0.9 million for the year ended December 31, 2010 as a result of executive departures in 2010. Stock-based compensation expense decreased by $6.5 million as a result of the reversal of expense relating to unvested options forfeited as a result of executive departures in 2010 and the subsequent reduced expense for existing employees. Marketing, legal, accounting and other professional services decreased by $6.3 million for the year ended December 31, 2010 primarily due to the legal, consulting and financial advisor fees incurred during the year ended December 31, 2009 related to the Company’s evaluation of potential strategic transactions, including the amended and restated sublicense agreement with Novartis.

Interest Income.    Interest income increased $0.3 million to $0.4 million for the year ended December 31, 2010 from $0.1 million for the year ended December 31, 2009, due to a higher average cash and marketable securities balances for the year combined with a lower rate of return on investments.

Tax Provision.    The provision for income taxes of $2.1 million in 2010 is a result of generating income of $9.3 million in 2010 compared to a pre-tax loss of $35.9 million in 2009. Our effective tax rate of 22.4% for 2010 was favorably impacted by the utilization of deferred tax assets, primarily net operating loss carryforwards, which were previously reduced by a valuation allowance. In addition, our tax rate was favorably impacted by the receipt of the orphan drug credit, offset by nondeductible stock option expense, and a higher effective state tax rate.

See footnote 11, “Income Taxes”, of our consolidated financial statements for further details on our effective tax rate and related change in our valuation allowance.

Intangible Asset, Net

The following is a summary of our intangible asset as of December 31, 2011:

	Estimated Useful Life (Years)	December 31, 2011
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$3,973	$8,027

On May 6, 2009, we announced that the FDA had approved the NDA for Fanapt®. As a result of the FDA’s approval of the NDA, we met a milestone under our original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. This term is our best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period.

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $1.5 million for the year ended December 31, 2011. We capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

The following table summarizes our intangible asset amortization schedule as of December 31, 2011:

(in thousands)	Total	2012	2013	2014	2015	After 2015
Intangible asset	$8,027	$1,495	$1,495	$1,495	$1,495	$2,047

Revenue

Our Company’s revenue consisted of the following:

(in thousands)	December 31, 2010 Deferred Revenue	Revenue Recognized	December 31, 2011 Deferred Revenue
Revenue:
Licensing agreement	$170,642	$26,789	$143,853
Royalty revenue	—	4,481	—

Total	$170,642	$31,270	$143,853

We entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million in December of 2009. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. For the year ended December 31, 2011, we recognized $26.8 million of revenue under the amended and restated sublicense agreement. We recognize royalty revenue when it is realizable and earned. For the year ended December 31,

2011 we recognized $4.5 million of royalty revenue. Our revenues in the past have also been derived from product revenue, which is recognized upon delivery of our products to Novartis, and grant revenue, which is recognized when it is received.

Liquidity and capital resources

As of December 31, 2011, our total cash and cash equivalents and marketable securities were $167.9 million compared to $198.0 million at December 31, 2010. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper. As of December 31, 2011, we also held non-current deposits totaling $1.0 million, consisting of $0.4 million used to collateralize a letter of credit issued for our office lease in Rockville, Maryland, which will terminate in 2013, $0.1 million used to collateralize a letter of credit issued as a requirement for our license renewal with the Maryland Board of Pharmacy, and $0.5 million used to collateralize a letter of credit issued for our office lease in Washington, D.C., which expires in 2023.

As of December 31, 2011 and 2010, our liquidity resources are summarized as follows:

	As of December 31,
(in thousands)	2011	2010
Cash and cash equivalents	$87,923	$42,559

Marketable securities, current
U.S. Treasury and government agencies	23,755	45,455
U.S. corporate debt	37,206	110,023

Marketable securities, current	60,961	155,478

Marketable securities, non-current
U.S. Treasury and government agencies	19,012	—

Marketable securities, non-current	19,012	—

Total	$167,896	$198,037

As of December 31, 2011, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

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

Marketable securities classified in Level 1 and Level 2 at December 31, 2011 and 2010 include available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include commercial paper, corporate notes and government agency notes that use as their basis readily observable market parameters.

As of December 31, 2011, we held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2011	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Available-for-sale securities	$79,973	$42,767	$37,206	$—

We believe that our current existing cash and cash equivalents and marketable securities are sufficient to meet our working capital and capital expenditure needs to execute our current business plan. Tasimelteon is presently in development for N24HD and MDD and will require significant resources prior to market approval. However, the amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources.

We entered into an amended and restated sublicense agreement in 2009 with Novartis to commercialize Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million, and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We will recognize the $200.0 million upfront payment ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® , which we expect to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. We also receive royalties, which, as a percentage of net sales, are in the low double digits, on net sales of Fanapt® in the U.S. and Canada. During the year ended December 31, 2011, we recorded $26.8 million in licensing revenue and $4.5 million in royalty revenue. We recognize royalty revenue when realizable and earned. Other than participation in the Joint Steering Committee (JSC) established following the effective date of the amended and restated sublicense agreement with Novartis, we have no control over the progress of Novartis’ commercial plans. We cannot forecast with any degree of certainty the achievement of milestones and royalties under this agreement.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We initiated four clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HD in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in the fourth quarter of 2011. The first clinical trial (SET-3201) is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 100 patients with N24HD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. The second clinical trial (3202) is a one-year safety study of tasimelteon for the treatment of N24HD. This trial is an open-label safety study with a planned enrollment of up to 140 patients with N24HD. The third clinical trial (RESET-3203) is a placebo-controlled, randomized withdrawal study to examine the maintenance effect of tasimelteon for the treatment of N24HD with a planned enrollment of up to 20 patients with N24HD. Patients will be followed for 12 weeks during which nighttime and daytime sleep, as well as synchronization of their internal body clock to the 24-hour day, will continue to be evaluated. The fourth clinical trial (3204) is a two-year open-label, multicenter, study in blind subjects with N24HD to assess the safety of tasimelteon. We plan to conduct these clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a NDA to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA). We are currently in discussions with the FDA on the most appropriate way to analyze and present data so that the effect of tasimelteon can be evaluated. In addition, in the third quarter of 2011, we initiated a Phase IIb/III clinical trial (MAGELLAN-2301) to study the efficacy of tasimelteon for the treatment of MDD. The clinical trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 500 patients with MDD. The trial has an eight-week treatment period, followed by an optional one-year open-label extension, and includes measures of depression and anxiety symptoms, nighttime and daytime sleep, as well as laboratory measures of the internal body clock. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide. The duration and cost of clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. In addition, orphan clinical trials create an additional challenge due to the limited number of available patients afflicted with the disease.

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

Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds, primarily consisting of the upfront payment received under the amended and restated sublicense agreement with Novartis and investment income will be sufficient to fund our planned operations. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities, the magnitude of our discovery and preclinical development programs and the level of our pre-commercial launch activities. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Cash flow

The following table summarizes our cash flows for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Net cash provided by (used in) Operating activities	$(28,410)	$(10,898)	$169,336
Investing activities	73,749	(155,622)	(4,739)
Financing activities	25	3,784	1,619

Net change in cash and cash equivalents	$45,364	$(162,736)	$166,216

Year ended December 31, 2011 compared to year ended December 31, 2010

Net cash used in operations was $28.4 million for the year ended December 31, 2011 and $10.9 million for the year ended December 31, 2010. The increase in net cash used in operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to the costs associated with four Phase III clinical trials for tasimelteon in N24HD in blind individuals without light perception, which were initiated in 2010 and 2011, and one Phase IIb/III clinical trial for tasimelteon in MDD, which was initiated in the third quarter of 2011. Adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2011 included non-cash charges for depreciation and amortization of $2.9 million, stock-based compensation of $5.5 million, decreases in deferred tax benefits of $1.8 million, decreases in accrued income taxes of $2.3 million, increases in prepaid expenses and other assets, accounts receivable, accounts payable, accrued liabilities and other liabilities of $0.3 million and decreases in deferred revenue of $26.8 million. Net cash provided by investing activities for the year ended December 31, 2011 was $73.7 million and consisted of net maturities, sales and purchases of marketable securities of $74.6 million, purchases of property and equipment of $0.3 million and change in restricted cash of $0.6 million. Net cash provided from financing activities for the year ended December 31, 2011 was $0.03 million consisting of proceeds from the exercise of stock options.

Year ended December 31, 2010 compared to year ended December 31, 2009

Net cash used in operations was $10.9 million for the year ended December 31, 2010 and $169.3 million was provided by operations for the year ended December 31, 2009. Adjustments to reconcile net income to net cash used in operating activities for the year ended December 31, 2010 included non-cash charges for depreciation and amortization of $2.0 million, stock-based compensation of $5.0 million, increases in deferred tax benefits of $1.8 million and increases in excess tax benefits from the exercise of stock options of $2.9 million, decreases in prepaid expenses and other assets, accounts receivable, and inventory of $5.3 million, increases in accrued expenses and accounts payable of $2.8 million, increases in accrued taxes payable of $3.9 million and increases in deferred revenue of $26.8 million. Net cash used by investing activities for the year ended December 31, 2010 was $155.6 million and consisted of net maturities and purchases of marketable securities of $155.7 million and the proceeds from the sale of property and equipment of $0.1 million. Net cash provided from financing activities for the year ended December 31, 2010 was $3.8 million and consisted of $0.9 million from the exercise of stock options and $2.9 million in excess tax benefits related to stock-based compensation.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual obligations and commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2011:

	Cash payments due by period
(in thousands)	Total	2012	2013	2014	2015	2016	After 2016
Operating leases	$12,685	$749	$1,245	$1,052	$1,079	$1,106	$7,454
Lease termination penalty	740	740	—	—	—	—	—
Consulting fees	2,700	2,700	—	—	—	—	—

Total	$16,125	$4,189	$1,245	$1,052	$1,079	$1,106	$7,454

Operating leases

Our commitments related to operating leases shown above consist of payments relating to real estate leases for our current headquarters located in Rockville, Maryland and our future headquarters located in Washington, D.C. On July 25, 2011, we entered into a lease with Square 54 Office Owner LLC (the Landlord) for our future headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, which will have an 11-year term commencing on April 1, 2012, we will pay $1.6 million in annual rent over the term of the Lease; however, rent will be abated for the first 12 months. The Landlord will provide us with an allowance of $1.9 million for leasehold improvements. Subject to the prior rights of other tenants in the building, we will have the right to renew the Lease for five years following the expiration of its original term. We will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by us or the Landlord upon certain conditions. We paid a security deposit of $0.5 million upon execution of the Lease.

As a result of our relocation from Rockville, Maryland to Washington, D.C., we provided notice to our current landlord, that we were terminating our lease effective June 30, 2013. As a result of terminating this lease, we recognized expenses of $0.7 million in the fourth quarter of 2011 related to a lease termination penalty. Of this amount, $0.6 million is presented as research and development expense on the 2011 consolidated statement of operations and $0.1 million is presented as general and administrative expense on the 2011 consolidated statement of operations. As of December 31, 2011, the $0.7 million in expenses related to the termination penalty represented the total expenses incurred to date. We also expect to recognize expenses, at the cease-use date, for the remaining payments required under the lease. The relocation to Washington, D.C. is currently expected to be in the second quarter of 2012 and the expenses recognized at that time are expected to be between $0.3 million and $0.7 million. The costs associated with the lease exit are included in the table above.

Rent expense under operating leases was $2.1 million in 2011 and $1.0 million in 2010 and 2009, respectively.

Consulting fees

We have engaged a regulatory consultant to assist in our efforts to prepare, file and obtain FDA approval of a NDA for tasimelteon. During the initial 15-month term of the engagement, we are obligated to pay consulting fees in the aggregate amount of up to $3.6 million, of which $0.9 million was expensed in the fourth quarter of 2011, and the remainder of which will be expensed during 2012. As part of this engagement, and subject to certain conditions, we will be obligated to make milestone payments in the aggregate amount of $2.8 million upon the achievement of certain milestones, including $2.0 million in the event that a tasimelteon NDA is approved by the FDA. In addition to these fees and milestone payments, we are obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement. We may terminate the engagement at any time upon prior notice; however, subject to certain conditions, we will remain obligated to make some or all of the milestone payments if the milestones are achieved following such termination.

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

License agreements.    In February 2004 and June 2004, we entered into separate licensing agreements with BMS and Novartis, respectively, for the exclusive rights to develop and commercialize tasimelteon and Fanapt®. On April 15, 2010, we entered into an amended licensing agreement with BMS. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. We are obligated to make (in the case of tasimelteon and, in the case of Fanapt® in the U.S. and Canada, are entitled to receive) payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones. If the products are successfully commercialized we will be required to pay certain royalties (and in the case of Fanapt® in the U.S. and Canada, will be entitled to receive) based on net sales for each of the licensed products.

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with BMS and subsequently paid a license fee of $1.0 million. We are also obligated to make future milestone payments of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties.

As a result of the acceptance by the FDA of the NDA for Fanapt® in October 2007, we met a milestone under our original sublicense agreement with Novartis and subsequently paid a $5.0 million milestone fee. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, we met an additional milestone under the original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. This term is our best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of December 31, 2011, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors.

Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, we are no longer required to make any future milestone payments with respect to sales of Fanapt® or any royalty payments with respect to sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with us in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union as well as Switzerland, Norway, Liechtenstein and Iceland. We have entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.
Israel	Megapharm Ltd.

ITEM 7A. QUALITATIVE	AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2011, the end of the period covered by this annual report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 63 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II of this annual report on Form 10-K, the information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011, under the caption “Security Ownership by Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The consolidated financial statements filed as part of this annual report on Form 10-K are listed and indexed at page 50. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on March 9, 2012.

VANDA PHARMACEUTICALS INC.

By:	/s/ MIHAEL H. POLYMEROPOULOS, M.D.
Mihael H. Polymeropoulos, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MIHAEL H. POLYMEROPOULOS, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	March 9, 2012

/s/ JAMES P. KELLY James P. Kelly	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 9, 2012

/s/ HOWARD PIEN Howard Pien	Chairman of the Board and Director	March 9, 2012

/s/ RICHARD W. DUGAN Richard W. Dugan	Director	March 9, 2012

/s/ STEVEN K. GALSON, M.D. Steven K. Galson, M.D.	Director	March 9, 2012

/s/ VINCENT J. MILANO Vincent J. Milano	Director	March 9, 2012

/s/ H. THOMAS WATKINS H. Thomas Watkins	Director	March 9, 2012

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Vanda Pharmaceuticals Inc. and Subsidiary (collectively, the Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Baltimore, Maryland

March 9, 2012

Vanda Pharmaceuticals Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except for share and per share amounts)	2011	2010
Assets
Current assets
Cash and cash equivalents	$87,923	$42,559
Marketable securities, current	60,961	155,478
Accounts receivable	1,618	511
Prepaid expenses, deposits and other current assets	2,999	1,843
Deferred tax, current	—	182

Total current assets	153,501	200,573
Marketable securities, non-current	19,012	—
Property and equipment, net	964	937
Other assets, non-current	84	—
Intangible asset, net	8,027	9,522
Deferred tax, non-current	—	1,639
Restricted cash	1,030	430

Total assets	$182,618	$213,101

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$996	$648
Accrued liabilities	3,381	1,324
Accrued income taxes	—	2,266
Deferred rent, current	453	—
Deferred revenues, current	26,789	26,789

Total current liabilities	31,619	31,027
Deferred rent, non-current	461	490
Deferred revenues, non-current	117,064	143,853

Total liabilities	149,144	175,370
Commitments
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 28,117,026 and 28,041,379 shares issued and outstanding at December 31, 2011 and 2010, respectively	28	28
Additional paid-in capital	296,868	291,342
Accumulated other comprehensive income	21	2
Accumulated deficit	(263,443)	(253,641)

Total stockholders’ equity	33,474	37,731

Total liabilities and stockholders’ equity	$182,618	$213,101

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2011	2010	2009
Revenue:
Licensing agreement	$26,789	$26,789	$2,569
Royalty revenue	4,481	3,141	—
Product sales	—	5,290	1,979
Grant revenue	—	489	—

Total revenue	31,270	35,709	4,548

Operating expenses:
Cost of sales — product	—	2,891	1,915
Research and development	28,996	12,338	13,874
General and administrative	11,486	10,147	23,724
Intangible asset amortization	1,495	1,495	983

Total operating expenses	41,977	26,871	40,496

Income (loss) from operations	(10,707)	8,838	(35,948)
Interest income	461	431	89

Income (loss) before tax provision	(10,246)	9,269	(35,859)
Tax provision (benefit)	(444)	2,077	—

Net income (loss)	$(9,802)	$7,192	$(35,859)

Net income (loss) per share:
Basic	$(0.35)	$0.26	$(1.33)

Diluted	$(0.35)	$0.25	$(1.33)

Shares used in calculation of net income (loss) per share:
Basic	28,106,831	27,916,388	27,015,271

Diluted	28,106,831	28,534,617	27,015,271

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except for share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances at December 31, 2008	26,653,478	$27	$270,988	$(21)	$(224,974)		$46,020
Issuance of common stock from exercised stock options and settlement of restricted stock units	915,117	1	1,618	—	—	—	1,619
Employee and non-employee stock-based compensation	—	—	11,230	—	—	—	11,230
Comprehensive loss:
Net loss	—	—	—	—	(35,859)	(35,859)
Net unrealized gain on marketable securities	—	—	—	21	—	21

Comprehensive loss						$(35,838)	(35,838)

Balances at December 31, 2009	27,568,595	28	283,836	—	(260,833)		23,031
Issuance of common stock from exercised stock options and settlement of restricted stock units	472,784	—	892	—	—	—	892
Employee and non-employee stock-based compensation	—	—	4,982	—	—	—	4,982
Excess tax benefits from exercise of stock options	—	—	1,632	—	—	—	1,632
Comprehensive income:
Net income	—	—	—	—	7,192	7,192
Net unrealized gain on marketable securities	—	—	—	2	—	2

Comprehensive income						$7,194	7,194

Balances at December 31, 2010	28,041,379	28	291,342	2	(253,641)		37,731
Issuance of common stock from exercised stock options and settlement of restricted stock units	75,647	—	25	—	—	—	25
Employee and non-employee stock-based compensation	—	—	5,501	—	—	—	5,501
Comprehensive loss:
Net loss	—	—	—	—	(9,802)	(9,802)
Net unrealized gain on marketable securities	—	—	—	19	—	19

Comprehensive loss						$(9,783)	(9,783)

Balances at December 31, 2011	28,117,026	$28	$296,868	$21	$(263,443)		$33,474

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(9,802)	$7,192	$(35,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	469	336	442
Employee and non-employee stock-based compensation	5,501	4,982	11,230
Loss on disposal of assets	—	(23)	—
Amortization of discounts and premiums on marketable securities	900	212	138
Amortization of intangible asset	1,495	1,495	983
Deferred tax benefit	1,821	(1,821)	—
Excess tax benefits from exercise of stock options	—	(2,892)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,240)	250	(805)
Accounts receivable	(1,107)	2,653	(3,164)
Inventory	—	2,399	(2,399)
Accounts payable	348	(1,776)	1,911
Accrued liabilities	1,836	(997)	(577)
Accrued income taxes	(2,266)	3,898	—
Other liabilities	424	(17)	5
Deferred revenue	(26,789)	(26,789)	197,431

Net cash provided by (used in) operating activities	(28,410)	(10,898)	169,336

Cash flows from investing activities
Acquisition of intangible asset	—	—	(12,000)
Purchases of property and equipment	(275)	—	—
Proceeds from sale of property and equipment	—	66	—
Purchases of marketable securities	(160,213)	(202,438)	(11,366)
Proceeds from sale of marketable securities	8,667	—	127
Maturities of marketable securities	226,170	46,750	18,500
Changes in restricted cash	(600)	—	—

Net cash provided by (used in) investing activities	73,749	(155,622)	(4,739)

Cash flows from financing activities
Excess tax benefits from stock-based compensation	—	2,892	—
Proceeds from exercise of stock options	25	892	1,619

Net cash provided by financing activities	25	3,784	1,619

Net change in cash and cash equivalents	45,364	(162,736)	166,216
Cash and cash equivalents
Beginning of period	42,559	205,295	39,079

End of period	$87,923	$42,559	$205,295

Non-cash investing activities
Purchases of property and equipment in accrued liabilities	$221	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

1.    Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, Fanapt® (iloperidone), which Novartis Pharma AG (Novartis) began marketing in the U.S. in the first quarter of 2010, is a compound for the treatment of schizophrenia. On May 6, 2009, the U.S. Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis. Vanda had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which Vanda obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million at the end of 2009 and is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with Vanda in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union, as well as Switzerland, Norway, Liechtenstein and Iceland. Vanda continues to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On July 22, 2011, the European Medicines Agency (EMA) notified Vanda that it had accepted for evaluation the Marketing Authorization Application (MAA) for oral iloperidone tablets. Vanda has received the initial list of comments from the EMA and has been granted a three-month extension of the review cycle in order to better prepare its responses to these comments. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.
Israel	Megapharm Ltd.

Tasimelteon is an oral compound in development for the treatment of sleep and mood disorders including Circadian Rhythm Sleep Disorders (CRSD). On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Disorder (N24HD) in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including, study design assistance, waiver of FDA user fees, tax credits, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. Vanda has initiated four clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HD in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in the fourth quarter of 2011. The first clinical

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

trial (SET-3201) is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 100 patients with N24HD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. The second clinical trial (3202) is a one-year safety study of tasimelteon for the treatment of N24HD. This trial is an open-label safety study with a planned enrollment of up to 140 patients with N24HD. The third clinical trial (RESET-3203) is a placebo-controlled, randomized withdrawal study to examine the maintenance effect of tasimelteon for the treatment of N24HD with a planned enrollment of up to 20 patients with N24HD. Patients will be observed for 12 weeks during which nighttime and daytime sleep, as well as synchronization of their internal body clock to the 24-hour day, will continue to be evaluated. The fourth clinical trial (3204) is a two-year open-label, multicenter, study in blind subjects with N24HD to assess the safety of tasimelteon. Vanda plans to conduct these clinical trials over the next one to two years to support the use of tasimelteon as a circadian regulator and the submission of a new drug application (NDA) to the FDA and a MAA to the EMA. Vanda is currently in discussions with the FDA on the most appropriate way to analyze and present data so that the effect of tasimelteon can be evaluated. In the third quarter of 2011, Vanda initiated a Phase IIb/III clinical trial (MAGELLAN-2301) to study the efficacy of tasimelteon for the treatment of Major Depressive Disorder (MDD). The clinical trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 500 patients with MDD. The trial has an eight-week treatment period, followed by an optional one-year open-label extension, and includes measures of depression and anxiety symptoms, nighttime and daytime sleep, as well as laboratory measures of the internal body clock. Given the range of potential indications for tasimelteon, Vanda may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

Throughout these consolidated financial statements, Vanda refers to Fanapt® within the U.S. and Canada as its partnered product and Vanda refers to Fanapt® outside the U.S. and Canada and tasimelteon as its products. All other compounds are referred to as Vanda’s product candidates. In addition, Vanda refers to its partnered products, products and product candidates collectively as its compounds. Moreover, Vanda refers to drug products generally as drugs or products.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany accounts and transactions have been eliminated in consolidation.

2.     Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Vanda’s management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the consolidated balance sheets and consolidated statements of cash flows, cash equivalents represent highly-liquid investments with a maturity date of three months or less at the date of purchase.

Marketable securities

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

component of stockholders’ equity in accumulated other comprehensive income/loss. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to maturity and included in interest income. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which would be included in the consolidated statements of operations when generated. Marketable securities with a maturity of more than one year as of the balance sheet date and which the Company does not intend to sell within the next twelve months are classified as non-current. All other marketable securities are classified as current.

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

As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapt®, which the Company expects to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period. Amortization of the intangible asset is recorded as intangible asset amortization.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the year ended December 31, 2011.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Revenue Recognition

The Company’s revenues are derived primarily from the amended and restated sublicense agreement with Novartis and include an upfront payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Pursuant to the amended and restated sublicense agreement, Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million in December of 2009. Pursuant to the amended and restated sublicense agreement, the Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company expects to have an active role on the JSC and concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company deems the performance period of the JSC to be the life of the U.S. patent of Fanapt®, which the Company expects to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 2017). Revenue related to product sales is recognized upon delivery to Novartis. The Company recognizes revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and earned. The Company’s revenues have also been derived from grant revenue which is recognized when it is received.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At December 31, 2011, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Accrued expenses

The Company’s management is required to estimate accrued expenses as part of the process of preparing financial statements. The estimation of accrued expenses involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued expenses include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials and fees for marketing and other commercialization activities. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes these expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) the Company’s management’s judgment. In the event that the Company does not identify certain costs that have begun to be

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

incurred or the Company under- or over-estimates the level of services performed or the costs of such services, the Company’s reported expenses for such period would be too low or too high.

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

Total employee stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009, was comprised of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Research and development	$2,450	$2,536	$2,028
General and administrative	3,036	2,271	8,738

Total employee stock-based compensation expense	$5,486	$4,807	$10,766

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

As of December 31, 2011, $8.8 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.49 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Due to the limited historic information on the Company’s publicly traded common stock, expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock blended with the historical volatility of the common stock of comparable entities. The expected term of options granted is based on the transition approach provided by FASB guidance as the options meet the “plain vanilla” criteria required by this guidance. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights which was declared on September 25, 2008) and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Weighted average expected volatility	71%	68%	68%
Weighted average expected term (years)	6.03	6.03	6.03
Weighted average risk-free rate	1.45%	2.32%	2.81%

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

Segment information

The Company’s management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

Recent accounting pronouncements

In June 2011, the FASB issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for annual and interim periods within the first annual period beginning after December 15, 2011. The Company does not believe the adoption of this pronouncement will have a material impact on its financial position or results of operations.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

3.    Earnings per share

Net income (loss) per share is calculated in accordance with FASB guidance on earnings per share. Basic earnings per share (EPS) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and shares underlying RSUs, but only to the extent that their inclusion is dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2011	2010	2009
Numerator:
Net income (loss)	$(9,802)	$7,192	$(35,859)

Denominator:
Weighted average shares of common stock outstanding, basic	28,106,831	27,916,388	27,015,271
Stock options and restricted stock units related to the issuance of common stock	—	618,229	—

Weighted average shares of common stock outstanding, diluted	28,106,831	28,534,617	27,015,271

Net income (loss) per share:
Basic	$(0.35)	$0.26	$(1.33)

Diluted	$(0.35)	$0.25	$(1.33)

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Options to purchase common stock and restricted stock units	4,559,432	3,017,096	4,516,739

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company incurred a net loss for the years ended December 31, 2011 and 2009, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

4.    Marketable securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$23,747	$10	$(2)	$23,755
U.S. corporate debt	37,205	8	(7)	37,206

	$60,952	$18	$(9)	$60,961

Non-current:
U.S. Treasury and government agencies	$19,000	$12	$—	$19,012

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$45,466	$—	$(11)	$45,455
U.S. corporate debt	110,010	27	(14)	110,023

	$155,476	$27	$(25)	$155,478

5.    Prepaid expenses, deposits and other current assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Prepaid insurance	165	244
Other prepaid expenses and vendor advances	2,474	966
Accrued interest income	244	633
Other receivable	116	—

Total prepaid expenses, deposits and other current assets	$2,999	$1,843

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

6.    Property and equipment

The following is a summary of the Company’s property and equipment-at cost, as of December 31, 2011 and 2010:

(in thousands)	Estimated Useful Life (Years)	December 31, 2011	December 31, 2010
Laboratory equipment	5	$1,273	$1,282
Computer equipment	3	1,105	764
Furniture and fixtures	7	700	706
Leasehold improvements	10-11	844	844
Leasehold improvements-in-progress	N/A	116	—

		4,038	3,596
Less — accumulated depreciation and amortization		(3,074)	(2,659)

		$964	$937

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $0.5 million, $0.3 million and $0.4 million, respectively.

7.    Intangible Asset, Net

The following is a summary of the Company’s intangible asset as of December 31, 2011:

(in thousands)	Estimated Useful Life (Years)	December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$3,973	$8,027

The following is a summary of the Company’s intangible asset as of December 31, 2010:

		December 31, 2010
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$2,478	$9,522

On May 6, 2009, the Company announced that the FDA had approved the NDA for Fanapt®. As a result of the FDA’s approval of the NDA for Fanapt®, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a license payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapt®, which the Company expects to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period.

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $1.5 million for the years ended December 31, 2011 and 2010, respectively. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of the Company’s intangible asset amortization schedule as of December 31, 2011:

(in thousands)	Total	2012	2013	2014	2015	After 2015
Intangible asset	$8,027	$1,495	$1,495	$1,495	$1,495	$2,047

8.    Accrued Liabilities

The following is a summary of the Company’s accrued liabilities as of December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Accrued research and development expenses	$1,967	$1,061
Accrued consulting and other professional fees	317	201
Employee benefits	100	62
Accrued lease termination penalty (refer to footnote 10)	740	—
Other accrued liabilities	257	—

Total accrued liabilities	$3,381	$1,324

9.    Revenue Recognition

The following is a summary of the Company’s revenue:

(in thousands)	December 31, 2010 Deferred Revenue	Revenue Recognized	December 31, 2011 Deferred Revenue
Revenue:
Licensing agreement	$170,642	$26,789	$143,853
Royalty revenue	—	4,481	—

Total	$170,642	$31,270	$143,853

Vanda entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December of 2009. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent. For the year ended December 31, 2011, the Company recognized $26.8 million of revenue for the licensing agreement. Vanda recognized royalty revenue of $4.5 million for the year ended December 31, 2011. Royalty revenue is based on a percentage of the quarterly net sales of Fanapt® sold in the U.S. and Canada by Novartis and is recorded when reliably measurable and earned.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

10.    Commitments and Contingencies

The following is a summary of the Company’s long-term contractual cash obligations as of December 31, 2011:

	Cash payments due by period
(in thousands)	Total	2012	2013	2014	2015	2016	After 2016
Operating leases	$12,685	$749	$1,245	$1,052	$1,079	$1,106	$7,454
Lease termination penalty	740	740	—	—	—	—	—
Consulting fees	2,700	2,700	—	—	—	—	—

Total	$16,125	$4,189	$1,245	$1,052	$1,079	$1,106	$7,454

Operating leases

The Company’s commitments related to operating leases shown above consist of payments relating to real estate leases for its current headquarters located in Rockville, Maryland and its future headquarters located in Washington, D.C. On July 25, 2011, the Company entered into a lease with Square 54 Office Owner LLC (the Landlord) for Vanda’s future headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, which will have an 11 year term commencing on April 1, 2012, the Company will pay $1.6 million in annual rent over the term of the Lease; however, rent will be abated for the first 12 months. The Landlord will provide the Company with an allowance of $1.9 million for leasehold improvements. Subject to the prior rights of other tenants in the building, the Company will have the right to renew the Lease for five years following the expiration of its original term. The Company will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by the Company or the Landlord upon certain conditions. The Company paid a security deposit of $0.5 million upon execution of the Lease.

As a result of the Company’s relocation from Rockville, Maryland to Washington, D.C., the Company provided notice to its current landlord, that it was terminating its current lease effective June 30, 2013. As a result of terminating this lease, the Company recognized expenses of $0.7 million in the fourth quarter of 2011 related to a lease termination penalty. Of this amount, $0.6 million is presented as research and development expense on the 2011 consolidated statement of operations and $0.1 million is presented as general and administrative expense on the 2011 consolidated statement of operations. As of December 31, 2011, the $0.7 million in expenses related to the termination penalty represented the total expenses incurred to date. The Company also expects to recognize expenses, at the cease-use date, for the remaining payments required under the lease. The cease-use date is currently expected to be in the second quarter of 2012 and the expenses recognized at that time are expected to be between $0.3 million and $0.7 million. The costs associated with the lease exit are included in the table above.

Rent expense under operating leases was $2.1 million in 2011 and $1.0 million in 2010 and 2009, respectively.

Consulting fees

The Company has engaged a regulatory consultant to assist in the Company’s efforts to prepare, file and obtain FDA approval of a NDA for tasimelteon. During the initial 15-month term of the engagement, the Company is obligated to pay consulting fees in the aggregate amount of up to $3.6 million, of which $0.9 million was expensed in the fourth quarter of 2011, and the remainder of which will be expensed during 2012. As part of this engagement, and subject to certain conditions, the Company will be obligated to make milestone payments in the aggregate amount of $2.8 million upon the achievement of certain milestones, including $2.0 million in the event that a tasimelteon NDA is approved by the FDA. In addition to these fees and milestone payments, the Company is obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

with its engagement. The Company may terminate the engagement at any time upon prior notice; however, subject to certain conditions, the Company will remain obligated to make some or all of the milestone payments if the milestones are achieved following such termination.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain conditions. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of December 31, 2011.

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

On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis which amended and restated the June 2004 sublicense agreement with Novartis. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million and Vanda is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with Vanda in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union as well as Switzerland, Norway, Liechtenstein and Iceland. On July 22, 2011, the EMA notified Vanda that it had accepted for evaluation the MAA for oral iloperidone tablets. Vanda has received the initial list of comments from the EMA and has been granted a three-month extension of the review cycle in order to better prepare its responses to these comments. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.
Israel	Megapharm Ltd.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Future license payments.    No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the consolidated financial statements as of December 31, 2011, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

11.    Income taxes

The following is a summary of the Company’s current and deferred income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Current income tax expense (benefit):
Federal	$(1,114)	$2,413	$—
State	(1,151)	1,485	—
Foreign	—	—	—
Deferred income tax expense (benefit):
Federal	1,821	(1,821)	—
State	—	—	—
Foreign	—	—	—

Total tax expense (benefit)	$(444)	$2,077	$—

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a reconciliation between the Company’s statutory tax rate and effective tax rate for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Federal tax at statutory rate	(34.0)%	35.0%	(34.0)%
State taxes	(5.3)%	11.0%	(4.4)%
Change in valuation allowance	101.1%	(25.0)%	32.9%
Research and development credit	(4.6)%	(2.7)%	(0.7)%
Orphan drug credit	(60.4)%	(21.1)%	—
Stock options	(0.2)%	22.7%	3.2%
Section 162(m) limitation	0.0%	2.5%	0.7%
Meals, entertainment and other non-deductible items	(0.9)%	—	2.3%

Effective tax rate	(4.3)%	22.4%	0.0%

During the year ended December 31, 2011, the Company received approval for a change in accounting method from the Internal Revenue Service (the “IRS”). The Company originally treated certain expenses as start-up expenditures under Section 195 of the Internal Revenue Code of 1986, as amended (the “IRC”) and requested a change in this accounting method to re-characterize the expenditures as trade or business expenses under IRC Section 162. As a result the Company was able to deduct $53.8 million, which resulted in the Company not needing to utilize net operating carryforwards and research and development credits in 2010. The Company now reflects a benefit in its statement of operations in the amount of approximately $0.4 million. The benefit recognized for the year ended December 31, 2011 is from the reduction in 2010 income tax expense, due to the change in accounting method. As a result, the Company has reestablished net operating loss carryforwards and credits in its deferred tax assets.

The components of the Company’s deferred tax assets, net, and the related valuation allowance as of December 31, 2011 and 2010 are as follows:

	December 31,
(in thousands)	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$25,065	$—
Start-up costs	—	19,683
Stock-based compensation	15,898	13,987
Deferred revenue	56,743	67,310
Accrued and deferred expenses	395	140
Research and development and orphan drug credits	18,803	5,594
Depreciation and amortization	93	49

Total deferred tax assets	116,997	106,763
Deferred tax liabilities:
Licensing agreements	(3,166)	(1,481)
Unrealized gain on available for sale securities	(8)	—

Total deferred tax liabilities	(3,174)	(1,481)
Deferred tax assets	113,823	105,282
Valuation allowance	(113,823)	(103,461)

Net deferred tax assets	$—	$1,821

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The fact that the Company has historically generated net operating losses serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of December 31, 2011. The change in the valuation allowance between December 31, 2010 and December 31, 2011 was $10.4 million. The net deferred tax asset as of December 31, 2010 represents the amount that the Company believed was more likely than not to be realized in the foreseeable future.

As of December 31, 2010, the Company had no federal or state net operating loss carryforwards and $5.6 million research and development and orphan drug credits. During 2011, the change in accounting method approval re-established federal net operating loss carryforwards of approximately $35.7 million, state net operating loss carryforwards of approximately $38.7 million, and research and development credits of approximately $3.4 million. The Company also generated current year federal net operating loss, state net operating loss, research and development and orphan drug credits of approximately $26.2 million, $35.6 million, $0.5 million and $9.4 million, respectively. These net operating loss carryforwards and credits will begin to expire in 2028 and 2019, respectively.

Because the Company has generated net operating losses from inception through December 31, 2009, all income tax returns filed by the Company are open to examination by tax jurisdictions. As of December 31, 2011, the Company’s income tax returns have not been under examination by any federal or state tax jurisdictions.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under IRC Section 382. A change in ownership could affect the Company’s ability to use its net operating losses and credit carryforwards. An ownership change did occur as of December 31, 2008. However, the Company had sufficient Built-In-Gain to offset the IRC Section 382 limitation as well as any remaining net operating loss carryforwards generated as of the ownership change. As of December 31, 2011, the Company does not believe that an additional ownership change has occurred. As of December 31, 2011, the Company had federal and state net operating loss carryforwards of $61.9 million and $74.2 million, respectively. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations.

As of December 31, 2010 and 2011, the Company has no uncertain tax positions.

The valuation allowance activity on deferred tax assets was as follows:

(in thousands)	Balance At Beginning Of Period	Additions Charged To Income Tax Expense	Reductions Credited To Income Tax Expense	Balance At End Of Period
Calendar year ended:
December 31, 2009	$93,987	$11,790	$—	$105,777
December 31, 2010	$105,777	$67,336	$69,652	$103,461
December 31, 2011	$103,461	$42,322	$31,960	$113,823

12.    Fair Value Measurements

FASB guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 at December 31, 2011 and 2010 include available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include commercial paper, corporate notes and government agency notes that use as their basis readily observable market parameters.

As of December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2011	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Available-for-sale securities	$79,973	$42,767	$37,206	$—

As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2010	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Available-for-sale securities	$155,478	$45,455	$110,023	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash and accounts payable, the carrying value of which materially approximate their fair values.

13.    Restricted cash

During 2005, in conjunction with the lease of the office and laboratory space in Rockville, Maryland, the Company provided the landlord with a letter of credit, which was collateralized with a restricted cash deposit in the amount of $0.4 million. The deposit is recorded as non-current restricted cash at December 31, 2011 since the letter of credit is required until the lease expires in 2013. During 2011, in conjunction with the renewal of the Company’s license with the Maryland Board of Pharmacy, the Company provided the Maryland Board of Pharmacy with a letter of credit, which was collaterized with a restricted cash deposit in the amount of $0.1 million. The deposit is recorded as non-current restricted cash at December, 31 2011 since the letter of credit is required at all times while the Company holds a license with the Maryland Board of Pharmacy. Additionally, during 2011, in conjunction with the lease of the office space in Washington, D.C., the Company provided the landlord with a letter of credit, which was collateralized with a restricted cash deposit in the amount of $0.5 million. The deposit is recorded as non-current restricted cash at December 31, 2011 since the letter of credit is required in full through 2014 and at least partially, subject the certain conditions, until the lease expires in 2023.

14.    Equity incentive plans

As of December 31, 2011, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan adopted in December 2004 (the 2004 Plan) and the 2006 Equity Incentive Plan adopted in April 2006 (the 2006 Plan). An aggregate of 677,145 shares were subject to outstanding options granted under the 2004 Plan as of December 31, 2011, and no additional options will be granted under this plan. Reserved under the 2006 Plan as of December 31, 2011 are 6,741,579 shares of the Company’s common stock of which 4,777,027 shares were subject to outstanding options and RSUs as of December 31, 2011. On January 1 of each

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

year, the number of shares reserved under the 2006 Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number as may be approved by the Company’s board of directors). As of January 1, 2012, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,124,681 shares, representing 4% of the total number of shares of common stock outstanding on January 1, 2011, increasing the total number of shares of common stock available for issuance under the Plan to 7,866,260 shares.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of December 31, 2011. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. When an option is exercised, the Company issues a new share of common stock. As of December 31, 2011 there were $4.9 million of total unrecognized compensation costs related to unvested option awards granted under the Company’s stock incentive plans.

A summary of option activity for the 2004 Plan is presented below:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,154,248	$1.72	6.72	$129

Cancelled	(26,793)	3.30
Exercised	(394,561)	1.17

Outstanding at December 31, 2009	732,894	$1.97	5.79	$6,798

Forfeited	(4)	4.73
Exercised	(52,136)	4.58		$137

Outstanding at December 31, 2010	680,754	$1.77	4.77	$5,232

Forfeited	—	—
Exercised	(3,609)	0.33		$22

Outstanding at December 31, 2011	677,145	$1.78	3.78	$2,016

Exercisable at December 31, 2011	677,145	$1.78	3.78	$2,016

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

A summary of option activity for the 2006 Plan is presented below:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,631,381	$17.79	8.53	$—

Granted	1,567,000	11.96
Forfeited	(220,998)	24.17
Cancelled	(308,443)	11.94
Exercised	(184,095)	6.29

Outstanding at December 31, 2009	3,484,845	$15.91	8.45	$5,347

Granted	787,125	8.54
Forfeited	(343,575)	24.99
Cancelled	(471,957)	13.03
Exercised	(131,648)	4.96		$364

Outstanding at December 31, 2010	3,324,790	$14.07	8.01	$3,426

Granted	982,000	5.55
Forfeited	(26,764)	9.24
Cancelled	(15,369)	13.51
Exercised	(9,976)	2.38		$37

Outstanding at December 31, 2011	4,254,681	$12.16	7.65	$396

Exercisable at December 31, 2011	2,343,892	$15.84	6.54	$308

The Company received a total of $0.03 million and $0.9 million in cash from the exercises of options during the year ended December 31, 2011 and December 31, 2010, respectively.

A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU was based on the closing price of the Company’s stock on the date of grant which equals the RSUs intrinsic value. Each December, the Compensation Committee approves RSUs for each of the Company’s employees to be awarded the following January. These awards vest in equal annual installments over four years beginning January of the following year, provided that the employee remains employed with the Company. As of December 31, 2011, there was $3.9 million of total unrecognized compensation costs related to unvested RSU awards granted under the Company’s stock incentive plans.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

A summary of RSU activity for the 2006 Plan is presented below:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Price/Share	Aggregate Fair Value
Unvested at December 31, 2008	623,000	$0.57	$312

Granted	54,000	5.70
Vested	(336,461)	1.11
Vested and unissued	(286,500)	0.57
Cancelled	(41,539)	2.81

Unvested at December 31, 2009	12,500	$0.80	$141

Granted	479,625	10.27
Vested	(2,500)	0.80
Vested and unissued	(59,562)	10.31
Cancelled	(70,500)	11.67

Unvested at December 31, 2010	359,563	$9.75	$3,401

Granted	283,000	5.39
Vested	(2,500)	0.80
Vested and unissued	(109,717)	9.74
Cancelled	(8,000)	9.57

Unvested at December 31, 2011	522,346	$7.43	$2,486

15.    Employee benefit plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches 50 percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a four year period. The total Company match was $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

16.    Quarterly financial data (unaudited)

2011 (in thousands, except for per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$7,501	$7,430	$7,969	$8,370
Income (loss) from operations	7	(1,513)	(3,293)	(5,908)
Net income (loss)	136	(1,341)	(3,074)	(5,523)
Net income (loss) per share
Basic	$0.00	$(0.05)	$(0.11)	$(0.20)
Diluted	$0.00	$(0.05)	$(0.11)	$(0.20)
2010
Revenue	$12,421	$8,290	$7,246	$7,752
Income from operations	6,147	1,156	744	791
Net income	529	1,279	3,184	2,200
Net income per share
Basic	$0.02	$0.05	$0.11	$0.08
Diluted	$0.02	$0.04	$0.11	$0.08

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit No.	Description
3.8	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
3.10	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference)
3.11	Second Amended and Restated Bylaws of the registrant, as amended and restated on December 16, 2008 (filed as Exhibit 3.11 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 17, 2008 and incorporated herein by reference)
4.1	2004 Securityholder Agreement (as amended) (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
4.4	Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
4.5	Rights Agreement, dated as of September 25, 2008, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference)
4.6	Amendment to Rights Agreement, dated as of December 22, 2009, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.6 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 22, 2009 and incorporated herein by reference)
10.1	Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.2#	Sublicense Agreement between the registrant and Novartis Pharma AG dated June 4, 2004 (as amended) (relating to Fanapt®) (filed as Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10.3#	Amended and Restated License, Development and Commercialization Agreement by and between Bristol-Myers Squibb Company and the registrant dated July 24, 2005 (relating to tasimelteon) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference)
10.7	Lease Agreement between the registrant and Red Gate III LLC dated June 25, 2003 (lease of Rockville, MD office space) (filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.8	Amendment to Lease Agreement between the registrant and Red Gate III LLC dated September 27, 2003 (filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.9	Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated August 4, 2005 (filed as Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)

Exhibit No.	Description
10.10	Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.11	Form of Indemnification Agreement entered into by directors (filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference)
10.17	2006 Equity Incentive Plan (filed as Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference)
10.19	Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated November 15, 2006 (filed as Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2006 and incorporated herein by reference)
10.20	Form of Tax Indemnity Agreement (filed as Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q (File No. 000-51863) for the period ending September 30, 2007 and incorporated herein by reference)
10.22	Second Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye MCC3 LLC) dated September 14, 2007 (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2007 and incorporated herein by reference)
10.34	Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.34 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference)
10.36	Employment Agreement for John Feeney dated May 22, 2009 (filed as Exhibit 10.36 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference)
10.37#	Amended and Restated Sublicense Agreement between the registrant and Novartis Pharma AG dated October 12, 2009 (relating to Fanapt®) (filed as Exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ending December 31, 2009 and incorporated herein by reference.
10.38	Employment Agreement for James Kelly dated December 13, 2010 (filed as Exhibit 10.38 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).
10.39	Amendment dated December 16, 2010 to Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).
10.40	Amendment dated December 16, 2010 to Employment Agreement for John Feeney dated May 22, 2009 (filed as Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).
10.41	Amended and Restated Tax Indemnity Agreement dated December 16, 2010 by and between the Registrant and Mihael H. Polymeropoulos (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).
10.42	Lease effective as of July 25, 2011 by and between Registrant and Square 54 Office Owner LLC filed as Exhibit 10.42 to the registrant’s quarterly report on Form 10-Q for the quarter ending September 31, 2011 and incorporated herein by reference).
10.43	Employment Agreement for Robert Repella dated October 24, 2011.
10.44	Form of Notice of Stock Option Grant and Stock Option Agreement under 2006 Equity Incentive Plan.
10.45	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan.

Exhibit No.	Description
10.46	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 15, 2010 (filed as Exhibit 10.38 to the registrant’s current report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350
32.2	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350
101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.

#	Confidential treatment has been granted with respect to certain provisions of this exhibit.