Form 10-Q
period 2012-03-31
Vanda Pharmaceuticals Inc.
filed 2012-05-09
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34186

VANDA PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Pennsylvania Avenue, Suite 300 E Washington, D.C.	20037
(Address of principal executive offices)	(Zip Code)

(202) 734-3400

(Registrant’s telephone number, including area code)

9605 Medical Center Drive, Suite 300

Rockville, Maryland

(Former address, if changed since last report)

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

As of May 4, 2012, there were 28,226,743 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2012

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2012	December 31, 2011
(in thousands, except for share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$108,094	$87,923
Marketable securities, current	49,156	60,961
Accounts receivable	1,535	1,618
Prepaid expenses, deposits and other current assets	2,564	2,999

Total current assets	161,349	153,501

Marketable securities, non-current	—	19,012
Property and equipment, net	2,478	964
Other assets, non-current	84	84
Intangible asset, net	7,658	8,027
Restricted cash	1,030	1,030

Total assets	$172,599	$182,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$780	$996
Accrued liabilities, current	5,093	3,381
Deferred rent, current	—	453
Deferred revenues, current	26,789	26,789

Total current liabilities	32,662	31,619

Accrued liabilities, non-current	278	—
Deferred rent, non-current	2,281	461
Deferred revenues, non-current	110,458	117,064

Total liabilities	145,679	149,144

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 28,226,743 and 28,117,026 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	28	28
Additional paid-in capital	298,270	296,868
Accumulated other comprehensive income	27	21
Accumulated deficit	(271,405)	(263,443)

Total stockholders’ equity	26,920	33,474

Total liabilities and stockholders’ equity	$172,599	$182,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2012	March 31, 2011
Revenues:
Licensing agreement	$6,606	$6,606
Royalty revenue	1,535	895

Total revenues	8,141	7,501

Operating expenses:
Research and development	12,180	4,267
General and administrative	3,909	2,858
Intangible asset amortization	369	369

Total operating expenses	16,458	7,494

Income (loss) from operations	(8,317)	7
Other income	355	135

Income (loss) before tax provision	(7,962)	142
Tax provision	—	6

Net income (loss)	$(7,962)	$136

Net income (loss) per share:
Basic	$(0.28)	$0.00

Diluted	$(0.28)	$0.00

Shares used in calculation of net income (loss) per share:
Basic	28,226,743	28,101,418

Diluted	28,226,743	28,936,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Net income (loss)	$(7,962)	$136
Other comprehensive income (loss)
Change in net unrealized gain (loss) on marketable securities	6	97

Other comprehensive income (loss) before tax provision	(7,956)	233

Tax provision related to other comprehensive income (loss)	—	—

Comprehensive income (loss)	$(7,956)	$233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2011	28,117,026	$28	$296,868	$21	$(263,443)	$33,474
Issuance of common stock from exercised stock options and settlement of restricted stock units	109,717	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	1,402	—	—	1,402
Net loss	—	—	—	—	(7,962)	(7,962)
Other comprehensive income	—	—	—	6	—	6

Balances at March 31, 2012	28,226,743	$28	$298,270	$27	$(271,405)	$26,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net income (loss)	$(7,962)	$136
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	331	77
Employee and non-employee stock-based compensation	1,402	1,604
Amortization of premiums and discounts on marketable securities	117	315
Amortization of intangible asset	369	369
Changes in assets and liabilities:
Accounts receivable	83	(384)
Prepaid expenses, deposits and other assets	435	224
Accounts payable	(216)	186
Accrued liabilities, current	1,712	817
Accrued liabilities, non-current	278	—
Accrued income taxes	—	6
Other liabilities	(361)	(8)
Landlord contributions for tenant improvements	1,728	—
Deferred revenue	(6,606)	(6,606)

Net cash used in operating activities	(8,690)	(3,264)
Cash flows from investing activities
Purchases of property and equipment	(1,845)	—
Purchases of marketable securities	(29,194)	(47,400)
Maturities of marketable securities	59,900	60,625

Net cash provided by investing activities	28,861	13,225

Net change in cash and cash equivalents	20,171	9,961
Cash and cash equivalents
Beginning of period	87,923	42,559

End of period	$108,094	$52,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Business Organization and Presentation

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

Tasimelteon is an oral compound in development for the treatment of sleep and mood disorders including Circadian Rhythm Sleep Disorders (CRSD). On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Disorder (N24HD) in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including, study design assistance, waiver of FDA user fees, tax credits, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. Vanda has initiated four clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HD in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in the fourth quarter of 2011. The first clinical trial (SET-3201) is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 100 patients with N24HD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. The second clinical trial (3202) is a one-year safety study of tasimelteon for the treatment of N24HD. This trial is an open-label safety study with a planned enrollment of up to 140 patients with N24HD. The third clinical trial (RESET-3203) is a placebo-controlled, randomized withdrawal study to examine the maintenance effect of tasimelteon for the treatment of N24HD with a planned enrollment of up to 20 patients with N24HD. Patients will be observed for 12 weeks during which nighttime and daytime sleep, as well as synchronization of their internal body clock to the 24-hour day, will continue to be evaluated. The fourth clinical trial (3204) is a two-year open-label, multicenter, study in blind subjects with N24HD

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

to assess the safety of tasimelteon. Vanda expects to complete the two Phase III efficacy studies, SET and RESET, by the end of 2012. The tasimelteon N24HD program continues to advance towards its goal of a projected mid-2013 NDA filing with the FDA. Vanda is in continuing discussions with the FDA to confirm the path and requirements for this regulatory submission. In the third quarter of 2011, Vanda initiated a Phase IIb/III clinical trial (MAGELLAN-2301) to study the efficacy of tasimelteon for the treatment of Major Depressive Disorder (MDD). The clinical trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 500 patients with MDD. The trial has an eight-week treatment period, followed by an optional one-year open-label extension, and includes measures of depression and anxiety symptoms, nighttime and daytime sleep, as well as laboratory measures of the internal body clock. Given the range of potential indications for tasimelteon, Vanda may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K. The financial information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2011 was derived from audited financial statements but does not include all disclosures required by GAAP.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the three months ended March 31, 2012.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At March 31, 2012, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

Research and development expenses

The Company’s research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone license fees, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee related costs and stock-based compensation for the Company’s research and development personnel. The Company expenses research and development costs as they are incurred for compounds in the development stage, including certain payments made under the license agreements prior to FDA approval. Prior to FDA approval, all Fanapt® manufacturing-related and milestone license payments were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing and milestone license payments related to this product have been capitalized. Costs related to the acquisition of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone license payments are accrued in accordance with the FASB guidance on accounting for contingencies which states that milestone payments be accrued when it is deemed probable that the milestone event will be achieved.

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

The fair value of stock options granted is amortized using the accelerated attribution method. The fair value of restricted stock units (RSUs) awarded is amortized using the straight line method. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted prior to 2009 were estimated to be approximately 2%. The forfeiture rate was increased to 4% in 2009 based on the Company’s historical experience and this rate has been utilized for all subsequently granted options.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

Total employee stock-based compensation expense recognized during the three months ended March 31, 2012 and 2011 was comprised of the following:

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Research and development	$593	$720
General and administrative	798	878

Stock-based compensation expense	$1,391	$1,598

As of March 31, 2012, $7.3 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.39 years.

As of March 31, 2012, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 677,145 shares were subject to outstanding options granted under the 2004 Plan as of March 31, 2012, and no additional options will be granted under this plan. As of March 31, 2012, there were 7,866,260 shares of the Company’s common stock reserved under the 2006 Plan of which 4,763,454 shares were subject to outstanding options and RSUs issued to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of March 31, 2012. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to 25% of the shares subject to the option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of March 31, 2012, there were $3.8 million of total unrecognized compensation costs related to unvested option awards granted under the Company’s stock incentive plans.

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

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Expected dividend yield	0%	0%
Weighted average expected volatility	73%	73%
Weighted average expected term (years)	6.03	6.03
Weighted average risk-free rate	1.11%	2.46%

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

A summary of option activity for the 2004 Plan as of March 31, 2012, and changes during the three months then ended is presented below:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	677,145	$1.78	3.78	$2,016
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding at March 31, 2012	677,145	$1.78	3.53	$2,036

Exercisable at March 31, 2012	677,145	$1.78	3.53	$2,036

A summary of option activity for the 2006 Plan as of March 31, 2012, and changes during the three months then ended is presented below:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,254,681	$12.16	7.65	$396
Granted	17,000	$7.05
Exercised	—	—
Forfeited	—	—
Cancelled	(25,541)	$6.85

Outstanding at March 31, 2012	4,246,140	$12.18	7.40	$400

Exercisable at March 31, 2012	2,541,466	$15.26	6.44	$340

The weighted average grant-date fair value of options granted during the three months ended March 31, 2012 was $4.41 per share. For the three months ended March 31, 2012 and 2011, the amounts received by the Company in cash from options exercised under the stock-based arrangements were not material.

A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant which equals the RSUs intrinsic value. As of March 31, 2012, there was $3.5 million of total unrecognized compensation cost related to unvested RSU awards granted under the Company’s stock incentive plans.

A summary of RSU activity for the 2006 Plan as of March 31, 2012, and changes during the three months then ended is presented below:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Price/Share	Aggregate Intrinsic Value
Unvested at December 31, 2011	522,346	$7.43	$2,486
Granted	1,000	$4.56
Vested	—	—
Cancelled	(6,032)	$6.72

Unvested at March 31, 2012	517,314	$7.44	$2,478

Income taxes

The Company accounts for income taxes in accordance with the FASB provisions on accounting for income taxes, which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

Recent Accounting Pronouncements

In June 2011, the FASB issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for annual and interim periods within the first annual period beginning after December 15, 2011 and must be applied retroactively. The pronouncement, adopted by the Company in the first quarter of 2012, did not have a material impact on the Company’s financial position or results of operations.

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

The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2012 and 2011:

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2012	March 31, 2011
Numerator:
Net income (loss)	$(7,962)	$136

Denominator:
Weighted average shares of common stock outstanding, basic	28,226,743	28,101,418
Stock options and restricted stock units related to the issuance of common stock	—	835,417

Weighted average shares of common stock outstanding, diluted	28,226,743	28,936,835

Net income (loss) per share:
Basic	$(0.28)	$0.00

Diluted	$(0.28)	$0.00

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Options to purchase common stock and restricted stock units	5,203,788	3,146,805

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$28,311	$8	$—	$28,319
U.S. corporate debt	20,819	23	(5)	20,837

	$49,130	$31	$(5)	$49,156

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$23,747	$10	$(2)	$23,755
U.S. corporate debt	37,205	8	(7)	37,206

	$60,952	$18	$(9)	$60,961

Non-current:

U.S. Treasury and government agencies	$19,000	$12	$—	$19,012

5.	Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Prepaid insurance	$69	$165
Other prepaid expenses and vendor advances	2,128	2,474
Accrued interest income	334	244
Other receivable	33	116

Total prepaid expenses, deposits and other current assets	$2,564	$2,999

6.	Property and Equipment, Net

The following is a summary of the Company’s property and equipment-at cost, as of March 31, 2012 and December 31, 2011:

(in thousands)	Estimated Useful Life (Years)	March 31, 2012	December 31, 2011
Laboratory equipment	5	$1,273	$1,273
Computer equipment	3	1,185	1,105
Furniture and fixtures	7	853	700
Leasehold improvements	10-11	1,728	844
Leasehold improvements-in-progress	N/A	—	116

		5,039	4,038
Less—accumulated depreciation and amortization		(2,561)	(3,074)

		$2,478	$964

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was $0.3 million and $0.1 million, respectively.

7.	Intangible Asset, Net

The following is a summary of the Company’s intangible asset as of March 31, 2012:

		March 31, 2012
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$4,342	$7,658

The following is a summary of the Company’s intangible asset as of December 31, 2011:

		December 31, 2011
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$3,973	$8,027

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $0.4 million for each of the three months ended March 31, 2012 and 2011. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

8.	Accrued Liabilities

The following is a summary of the Company’s accrued liabilities as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Current:
Accrued research and development expenses	$2,596	$1,967
Accrued consulting and other professional fees	283	317
Employee benefits	421	100
Accrued lease termination penalty (refer to footnote 10)	740	740
Accrued lease exit liability, current (refer to footnote 10)	1,007	—
Other accrued liabilities	46	257

Total accrued liabilities, current	$5,093	$3,381

Non-current:
Accrued lease exit liability, non-current (refer to footnote 10)	$278	$—

9.	Revenue Recognition

The following is a summary of the Company’s revenues:

(in thousands)	December 31, 2011 Deferred Revenue	Revenue Recognized	March 31, 2012 Deferred Revenue
Revenues:
Licensing agreement	$143,853	$6,606	$137,247
Royalty revenue	—	1,535	—

Total	$143,853	$8,141	$137,247

Vanda entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December of 2009. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent. For the three months ended March 31, 2012, the Company recognized $6.6 million of revenue from the amended and restated sublicense agreement. Vanda recognized royalty revenue of $1.5 million for the three months ended March 31, 2012. Royalty revenue is based on a percentage of the quarterly net sales of Fanapt® sold in the U.S. and Canada by Novartis and is recorded when reliably measurable and earned.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

10.	Commitments and Contingencies

The following is a summary of the Company’s long-term contractual cash obligations as of March 31, 2012:

	Cash payments due by period
(in thousands)	Total	April to December 2012	2013	2014	2015	2016	After 2016
Operating leases	$11,550	$—	$859	$1,052	$1,079	$1,106	$7,454
Lease termination penalty	740	740	—	—	—	—	—
Lease exit liability	1,285	728	557	—	—	—	—
Consulting fees	1,600	1,600	—	—	—	—	—

Total	$15,175	$3,068	$1,416	$1,052	$1,079	$1,106	$7,454

Operating leases

The Company’s commitments related to operating leases shown above consist of payments relating to a real estate lease for its current headquarters located in Washington, D.C. On July 25, 2011, the Company entered into a lease with Square 54 Office Owner LLC (the Landlord) for Vanda’s current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, which has an 11 year term commencing on April 1, 2012, the Company will pay $1.6 million in annual rent over the term of the Lease; however, rent will be abated for the first 12 months. The Landlord will provide the Company with an allowance of $1.9 million for leasehold improvements. As of March 31, 2012, the Company had received $1.7 million of the allowance. Subject to the prior rights of other tenants in the building, the Company will have the right to renew the Lease for five years following the expiration of its original term. The Company will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by the Company or the Landlord upon certain conditions. The Company paid a security deposit of $0.5 million upon execution of the Lease.

As a result of the Company’s relocation from Rockville, Maryland to Washington, D.C., the Company provided notice to its previous landlord, that it was terminating its previous lease effective June 30, 2013. As a result of terminating this lease, the Company recognized expenses of $0.7 million in the fourth quarter of 2011 related to a lease termination penalty. Of this amount, $0.6 million was presented as research and development expense on the consolidated statement of operations for the year ended December 31, 2011 and $0.1 million was presented as general and administrative expense on the consolidated statement of operations for the year ended December 31, 2011. In the first quarter of 2012, the Company ceased using the Rockville, Maryland location and, as a result, recognized additional rent expense of $0.8 million. This $0.8 million consisted of a lease exit liability of $1.3 million for the remaining payments required under the lease and the reversal of the deferred rent balance of $0.5 million related to the Rockville, Maryland lease. The costs associated with the lease exit liability are included in the table above. Of the $0.8 million, $0.6 million is presented as research and development expense on the consolidated statement of operations for the quarter ended March 31, 2012 and $0.2 million is presented as general and administrative expense on the consolidated statement of operations for the quarter ended March 31, 2012.

The following is a summary of the Company’s lease exit activity:

(in thousands)	Balance At Beginning Of Period		Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Adjustments	Balance At End Of Period
Period ended:
December 31, 2011	$	—	$740	$—	$—	$740
March 31, 2012	$	740	$1,285	$—	$—	$2,025

Rent expense for the three months ended March 31, 2012 and 2011 was $1.4 million and $0.3 million, respectively.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

Consulting fees

The Company has engaged a regulatory consultant to assist in the Company’s efforts to prepare, file and obtain FDA approval of a NDA for tasimelteon. The initial term of the engagement is for the 15-month period from October 2011 to December 2012. The Company is obligated to pay the consultant $1.6 million between April 2012 and December 2012. As part of this engagement, and subject to certain conditions, the Company will be obligated to make milestone payments in the aggregate amount of $2.8 million upon the achievement of certain milestones, including $2.0 million in the event that a tasimelteon NDA is approved by the FDA. In addition to these fees and milestone payments, the Company is obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement. The Company may terminate the engagement at any time upon prior notice; however, subject to certain conditions, the Company will remain obligated to make some or all of the milestone payments if the milestones are achieved following such termination.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain conditions. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of March 31, 2012.

License agreements

The Company’s rights to develop and commercialize its products are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Fanapt® . The Company acquired exclusive worldwide rights to patents and patent applications for Fanapt® (iloperidone), in 2004 through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapt® and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications as well as certain Novartis patents and patent applications to develop and commercialize Fanapt® through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $0.5 million and was obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. In November 2007, the Company met a milestone under this sublicense agreement relating to the acceptance of its filing of the NDA for Fanapt® for the treatment of schizophrenia and made a milestone payment of $5.0 million to Novartis. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met an additional milestone under this sublicense agreement which required the Company to make a payment of $12.0 million to Novartis.

On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis which amended and restated the June 2004 sublicense agreement. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million and Vanda is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with Vanda in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union as well as Switzerland, Norway, Liechtenstein and Iceland. On July 22, 2011, the EMA notified Vanda that it had accepted for evaluation the MAA for oral iloperidone tablets. Vanda has received the initial list of comments from the EMA and has been granted a three-month extension of the review cycle in order to better prepare its responses to these comments. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

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

Tasimelteon. In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, the Company paid BMS an initial license fee of $0.5 million. The Company is also obligated to make future milestone payments to BMS of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. The Company made a milestone payment to BMS of $1.0 million under this license agreement in 2006 relating to the initiation of its first Phase III clinical trial for tasimelteon. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for tasimelteon to use commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work. The license agreement with BMS was amended in April 2010 to, among other things, extend the deadline by which the Company must enter into a development and commercialization agreement with a third party for tasimelteon until the earliest of: (i) the date mutually agreed upon by the Company and BMS following the provision by the Company to BMS of a full written report of the Phase III clinical studies on which the Company intends to rely for filing for marketing authorization for tasimelteon in its first major market country (Phase III report); (ii) the date of the acceptance by a regulatory authority of the filing by the Company for marketing authorization for tasimelteon in a major market country following the provision by the Company to BMS of the Phase III report; or (iii) May 31, 2013.

If the Company has not entered into such a development and commercialization agreement with respect to certain major market countries by the foregoing deadline, then BMS will have the option to exclusively develop and commercialize tasimelteon on its own in those countries not covered by such an agreement on pre-determined financial terms, including milestone and royalty payments. In addition to the foregoing, pursuant to the April 2010 amendment, Vanda’s deadline for filing a NDA for tasimelteon was extended until June 1, 2013.

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

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

Future license payments. No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of March 31, 2012, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

The Company did not record any tax provision or benefit for the three months ended March 31, 2012. The Company has provided a valuation allowance for the full amount of its net deferred tax asset since realization of any future benefit from deductible temporary differences and net operating losses could not be sufficiently assured as of March 31, 2012.

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

Marketable securities classified in Level 1 and Level 2 at March 31, 2012 and December 31, 2011 include available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include commercial paper, corporate notes and government agency notes that use as their basis readily observable market parameters.

As of March 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Available-for-sale securities	$49,156	$28,319	$20,837	$—

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

13.	Subsequent Event

On April 12, 2012, Vanda entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which Vanda acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize a neurokinin-1 receptor (NK-1R) antagonist, VLY-686, for all human indications. The patent describing VLY-686 as a new chemical entity expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments.

Pursuant to the agreement, Vanda will pay an initial license fee of $1.0 million and will be responsible for all development costs. The initial license fee will be recognized as an expense in the second quarter of 2012 and presented as research and development expense on the consolidated statement of operations for the quarter ended June 30, 2012. Lilly is also eligible to receive additional payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. Vanda has agreed to use its commercially reasonable efforts to develop and commercialize VLY-686.

Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other. In the event that Vanda terminates the agreement, or if Lilly terminates due to Vanda’s breach, all rights licensed and developed by Vanda under the agreement will revert or otherwise be licensed back to Lilly on an exclusive basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “project,” “goal,” “intend,” “plan,” “target,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapt® receives;

•	our ability to successfully commercialize Fanapt® outside of the U.S. and Canada;

•	delays in the completion of our or our partners’ clinical trials;

•	a failure of our products, product candidates or partnered products to be demonstrably safe and effective;

•	our failure to obtain regulatory approval for our products or product candidates or to comply with ongoing regulatory requirements;

•	a lack of acceptance of our products, product candidates or partnered products in the marketplace, or a failure to become or remain profitable;

•	our expectations regarding trends with respect to our costs and expenses;

•	our inability to obtain the capital necessary to fund our research and development activities;

•	our failure to identify or obtain rights to new products or product candidates;

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	limitations on our ability to utilize some or all of our prior net operating losses and research and development credits;

•	a loss of any of our key scientists or management personnel;

•	losses incurred from product liability claims made against us; and

•	a loss of rights to develop and commercialize our products or product candidates under our license and sublicense agreements.

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

We encourage you to read the discussion and analysis of our financial condition and our condensed consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read Item 1A of Part II of this quarterly report on Form 10-Q entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (SEC) from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Pursuant to our amended and restated sublicense agreement with Novartis, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. For the three months ended March 31, 2012, we incurred $0.4 million in research and development costs directly attributable to our development of Fanapt®.

We are conducting four clinical trials to pursue U.S. Food and Drug Administration (FDA) approval of tasimelteon for the treatment of Non-24-Hour Disorder (N24HD) in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in the fourth quarter of 2011. In addition, in the third quarter of 2011, we initiated a Phase IIb/III clinical trial to study the efficacy of tasimelteon for the treatment of Major Depressive Disorder (MDD). During the three months ended March 31, 2012, we incurred $10.5 million in research and development costs directly attributable to our development of tasimelteon.

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

The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part II of this quarterly report on Form 10-Q, entitled “Risk Factors” and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Research and development expenses.

Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expenses related to our research and development personnel. We expense research and development costs as incurred for compounds in the development stage, including certain payments made under our license agreements prior to FDA approval. Prior to FDA approval , all Fanapt® manufacturing-related and milestone costs were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing and milestone costs related to this product are being capitalized. Costs related to the acquisition of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions were made in connection with the Company’s research and development efforts and have no alternative future use. Milestone payments are accrued in accordance with the FASB guidance on accounting for contingencies which states that milestone payments be accrued when it is deemed probable that the milestone event will be achieved. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our products and product candidates and pharmacogenetics and pharmacogenomics expertise. For the three months ended March 31, 2012, we incurred research and development expenses in the aggregate of $12.2 million, including stock-based compensation expenses of

$0.6 million. We expect our research and development expenses to increase as we continue to develop our products and product candidates. We expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products, product candidates and partnered products and to evaluate potential in-license product candidates or compounds.

The following table summarizes our product development initiatives for the three months ended March 31, 2012 and 2011. Included in this table are the research and development expenses recognized in connection with the clinical development of Fanapt® and tasimelteon.

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Direct project costs(1)
Fanapt®	$432	$349
Tasimelteon	10,502	3,685

Total direct project costs	10,934	4,034

Indirect project costs(1)
Facility	997	155
Depreciation	185	42
Other indirect overhead	64	36

Total indirect project costs	1,246	233

Total research and development expenses	$12,180	$4,267

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses. General and administrative expenses consist primarily of salaries, other related costs for personnel, including stock-based compensation, related to executive, finance, accounting, information technology, marketing, and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapt®. For the three months ended March 31, 2012, we incurred general and administrative expenses in the aggregate of $3.9 million, including stock-based compensation expenses of $0.8 million.

Other income. Other income consists of interest income earned on our cash and cash equivalents, marketable securities and restricted cash and non-recurring income (expense) transactions which are outside of our normal business operations.

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

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2011 included in our annual report on Form 10-K. However, we believe that the following critical accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this quarterly report on Form 10-Q.

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

Total employee stock-based compensation expense related to all of our stock-based awards during the three months ended March 31, 2012 and 2011 was comprised of the following:

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Research and development	$593	$720
General and administrative	798	878

Stock-based compensation expense	$1,391	$1,598

Income taxes. On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, the reversal of deferred tax liabilities, tax legislation, rulings by relevant tax authorities and tax planning strategies. Settlement of filing positions that may be challenged by tax authorities could impact our income taxes in the year of resolution.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for annual and interim periods within the first annual period beginning after December 15, 2011 and must be applied retroactively. The pronouncement, which we adopted in the first quarter of 2012, did not have a material impact on our financial position or results of operations.

Results of Operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of March 31, 2012, we had a deficit accumulated of $271.4 million.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Revenues. Revenues were $8.1 million for the three months ended March 31, 2012, compared to revenues of $7.5 million for the three months ended March 31, 2011. Revenues for the three months ended March 31, 2012 included $6.6 million recognized from Novartis related to straight-line recognition of up-front license fees and $1.5 million in royalty revenue based on first quarter 2012 sales of Fanapt®. Revenues for the three months ended March 31, 2011 included $6.6 million recognized from Novartis related to straight-line recognition of upfront license fees and $0.9 million in royalty revenue based on first quarter 2011 sales of Fanapt®.

Intangible asset amortization. Intangible asset amortization was $0.4 million for both the three months ended March 31, 2012 and the three months ended March 31, 2011. Intangible amortization relates to the capitalized intangible asset related to the $12.0 million milestone payment to Novartis in May 2009.

Research and development expenses. Research and development expenses increased by $7.9 million, or 185.4%, to $12.2 million for the three months ended March 31, 2012 compared to $4.3 million for the three months ended March 31, 2011.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Direct project costs:
Clinical trials	$7,207	$1,525
Contract research and development, consulting, materials and other direct costs	1,933	895
Salaries, benefits and related costs	1,201	894
Stock-based compensation	593	720

Total direct costs	10,934	4,034
Indirect project costs	1,246	233

Total	$12,180	$4,267

Direct costs increased $6.9 million primarily a result of increases in clinical trial costs, contract research and development, consulting, materials and other direct costs, salaries, benefits and related costs partially offset by lower stock based compensation. Clinical trials costs increased by $5.7 million primarily due to costs related to the tasimelteon trials for the treatment of N24HD in blind individuals without light perception and the tasimelteon trial for the treatment of MDD. Contract research and development consulting, materials and other direct costs increased by $1.0 million primarily due to costs related to the tasimleteon trials for the treatment of N24HD in blind individuals without light perception and the tasimeleton trial for the treatment of MDD. Salaries, benefits and related costs increased by $0.3 million primarily due to new employees hired in 2011 to support the tasimeleton trials in N24HD and MDD. Indirect costs increased by $1.0 million primarily as a result of the lease exit liability and accelerated depreciation recognized in the first quarter of 2012.

General and administrative expenses. General and administrative expenses increased by $1.1 million, or 36.8%, to $3.9 million for the three months ended March 31, 2012 from $2.9 million for the three months ended March 31, 2011.

The following table discloses the components of our general and administrative expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Salaries, benefits and related costs	$729	$529
Stock-based compensation	798	878
Marketing, legal, accounting and other professional expenses	1,298	888
Other expenses	1,084	563

Total	$3,909	$2,858

Salaries, benefits and related costs increased by $0.2 million as a result of an executive hiring made in the fourth quarter of 2011. Marketing, legal, accounting and other professional expenses increased by $0.4 million primarily due to increased legal and marketing expenses associated with our compounds. Other expenses increased by $0.5 million primarily as a result of the lease exit liability and accelerated depreciation recognized in the first quarter of 2012.

Other income. Other income increased by $0.2 million primarily as a result of a legal settlement related to a lawsuit filed against one of our shareholders. While we did not participate in the lawsuit proceedings, we received a portion of the settlement.

Liquidity and Capital Resources

As of March 31, 2012, our total cash and cash equivalents and marketable securities were $157.3 million compared to $167.9 million at December 31, 2011. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper. As of March 31, 2012, we also held a non-current deposit of $0.4 million that is used to collateralize a letter of credit issued for our office lease in Rockville, Maryland which expires in 2013, a non-current deposit of $0.1 million related to a letter of credit issued for the Maryland Board of Pharmacy, and a non-current deposit of $0.5 million that is used to collateralize a letter of credit issued for our office lease in Washington, D.C. which expires in 2023.

As of March 31, 2012, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We entered into an amended and restated sublicense agreement in 2009 with Novartis to commercialize Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million, and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We will recognize the $200.0 million upfront payment ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® , which we expect to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. We also receive royalties, which, as a percentage of net sales, are in the low double digits, on net sales of Fanapt® in the U.S. and Canada. During the three months ended March 31, 2012, we recorded $6.6 million in licensing revenue and $1.5 million in royalty revenue. We recognize royalty revenue when realizable and earned. Other than participation in the Joint Steering Committee (JSC) established following the effective date of the amended and restated sublicense agreement with Novartis, we have no control over the progress of Novartis’ commercial plans. We cannot forecast with any degree of certainty the achievement of milestones and royalties under this agreement.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We initiated four clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HD in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in the fourth quarter of 2011. The first clinical trial (SET-3201) is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 100 patients with N24HD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. The second clinical trial (3202) is a one-year safety study of tasimelteon for the treatment of N24HD. This trial is an open-label safety study with a planned enrollment of up to 140 patients with N24HD. The third clinical trial (RESET-3203) is a placebo-controlled, randomized withdrawal study to examine the maintenance effect of tasimelteon for the treatment of N24HD with a planned enrollment of up to 20 patients with N24HD. Patients will be followed for 12 weeks during which nighttime and daytime sleep, as well as synchronization of their internal body clock to the 24-hour day, will continue to be evaluated. The fourth clinical trial (3204) is a two-year open-label, multicenter, study in blind subjects with N24HD to assess the safety of tasimelteon. The tasimelteon N24HD program continues to advance towards its goal of a projected mid-2013 NDA filing with the FDA. Vanda is in continuing discussions with the FDA to confirm the path and requirements for this regulatory submission. Vanda expects to complete the two Phase III efficacy studies, SET and RESET, by the end of 2012. In addition, in the third quarter of 2011, we initiated a Phase IIb/III clinical trial (MAGELLAN-2301) to study the efficacy of tasimelteon for the treatment of MDD. The clinical trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 500 patients with MDD. The trial has an eight-week treatment period, followed by an optional one-year open-label extension, and includes measures of depression and anxiety symptoms, nighttime and daytime sleep, as well as laboratory measures of the internal body clock. Given the range of potential indications for tasimelteon, we may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide. The duration and cost of clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. In addition, orphan clinical trials create an additional challenge due to the limited number of available patients afflicted with the disease.

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

Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds will be sufficient to fund our planned operations. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities, the magnitude of our discovery and preclinical development programs and the level of our pre-commercial launch activities. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Cash Flow

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Net cash provided by (used in)
Operating activities	$(8,690)	$(3,264)
Investing activities	28,861	13,225

Net change in cash and cash equivalents	$20,171	$9,961

Net cash used in operations was $8.7 million and $3.3 million for the three months ended March 31, 2012 and 2011. The increase in net cash used in operations for the three months ended March 31, 2012 as compared to March 31, 2011 was primarily due to the costs associated with four Phase III clinical trials for tasimelteon in N24HD in blind individuals without light perception, which were initiated in 2010 and 2011, and one Phase IIb/III clinical trial for tasimelteon in MDD, which was initiated in the third quarter of 2011. Adjustments to reconcile net loss to net cash used in operating activities for the three months ended March 31, 2012, included non-cash charges for depreciation and amortization of $0.8 million and stock-based compensation of $1.4 million, increases in accrued liabilities, current and accrued liabilities, non-current of $2.0 million, decreases in prepaid expenses and other assets, accounts receivable, accounts payable and other liabilities of $0.1 million, landlord contributions for tenant improvements of $1.7 million and a decrease in deferred revenue of $6.6 million. Net cash provided by investing activities for the three months ended March 31, 2012 was $28.9 million and consisted of net maturities of marketable securities of $30.7 million and purchases of property and equipment of $1.8 million.

Effects of Inflation

Inflation does not have a material impact on our results of operations.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of March 31, 2012:

	Cash payments due by period
(in thousands)	Total	April to December 2012	2013	2014	2015	2016	After 2016
Operating leases	$11,550	$—	$859	$1,052	$1,079	$1,106	$7,454
Lease termination penalty	740	740	—	—	—	—	—
Lease exit liability	1,285	728	557	—	—	—	—
Consulting fees	1,600	1,600	—	—	—	—	—

Total	$15,175	$3,068	$1,416	$1,052	$1,079	$1,106	$7,454

Operating leases

Our commitments related to operating leases shown above consist of payments relating to a real estate lease for our current headquarters located in Washington, D.C. On July 25, 2011, we entered into a lease with Square 54 Office Owner LLC (the Landlord) for our current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, which has an 11 year term commencing on April 1, 2012, we will pay $1.6 million in annual rent over the term of the Lease; however, rent will be abated for the first 12 months. The Landlord will provide us with an allowance of $1.9 million for leasehold improvements. As of March 31, 2012, we had received $1.7 million of the allowance. Subject to the prior rights of other tenants in the building, we will have the right to renew the Lease for five years following the expiration of its original term. We will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by us or the Landlord upon certain conditions. We paid a security deposit of $0.5 million upon execution of the Lease.

As a result of our relocation from Rockville, Maryland to Washington, D.C., we provided notice to our previous landlord, that we were terminating our previous lease effective June 30, 2013. As a result of terminating this lease, we recognized expenses of $0.7 million in the fourth quarter of 2011 related to a lease termination penalty. Of this amount, $0.6 million was presented as research and development expense on the consolidated statement of operations for the year ended December 31, 2011 and $0.1 million is presented as general and administrative expense on the consolidated statement of operations for the year ended December 31, 2011. In the first quarter of 2012, we ceased using the Rockville, Maryland location and, as a result, recognized additional rent expense of $0.8 million. This $0.8 million consisted of a lease exit liability of $1.3 million for the remaining payments required under the lease and the reversal of the deferred rent balance of $0.5 million related to the Rockville, Maryland lease. The costs associated with the lease exit liability are included in the table above. Of the $0.8 million, $0.6 million is presented as research and development expense on the consolidated statement of operations for the quarter ended March 31, 2012 and $0.2 million is presented as general and administrative expense on the consolidated statement of operations for the quarter ended March 31, 2012.

The following is a summary of our lease exit activity:

(in thousands)	Balance At Beginning Of Period	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Adjustments	Balance At End Of Period
Period ended:
December 31, 2011	$—	$740	$—	$—	$740
March 31, 2012	$740	$1,285	$—	$—	$2,025

Rent expense for the three months ended March 31, 2012 and 2011 was $1.4 million and $0.3 million, respectively.

Consulting fees

We have engaged a regulatory consultant to assist in our efforts to prepare, file and obtain FDA approval of a NDA for tasimelteon. The initial term of the engagement is for the 15-month period from October 2011 to December 2012. We are obligated to pay the consultant $1.6 million between April 2012 and December 2012. As part of this engagement, and subject to certain conditions, we will be obligated to make milestone payments in the aggregate amount of $2.8 million upon the achievement of certain milestones, including $2.0 million in the event that a tasimelteon NDA is approved by the FDA. In addition to these fees and milestone payments, we are obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement. We may terminate the engagement at any time upon prior notice; however, subject to certain conditions, we will remain obligated to make some or all of the milestone payments if the milestones are achieved following such termination.

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

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our licensing agreement with BMS and subsequently paid a license fee of $1.0 million. We are also obligated to make future milestone payments of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. We are also obligated under this license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties.

As a result of the acceptance by the FDA of the NDA for Fanapt® in October 2007, we met a milestone under our original sublicense agreement with Novartis and subsequently paid a $5.0 million milestone fee. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, we met an additional milestone under the original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. This term is our best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of March 31, 2012, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 9, 2012, we identify under Item 1A important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Vanda Pharmaceuticals Inc.

May 9, 2012	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D. President and Chief Executive Officer (Principal Executive Officer)

May 9, 2012	/s/ James P. Kelly
James P. Kelly Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

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