Form 10-Q
period 2012-06-30
Vanda Pharmaceuticals Inc.
filed 2012-08-03
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, there were 28,226,743 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2012

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$94,388	$87,923
Marketable securities, current	50,313	60,961
Accounts receivable	1,700	1,618
Inventory	165	—
Prepaid expenses, deposits and other current assets	3,423	2,999

Total current assets	149,989	153,501

Marketable securities, non-current	—	19,012
Property and equipment, net	2,533	964
Other assets, non-current	—	84
Intangible asset, net	7,286	8,027
Restricted cash	1,030	1,030

Total assets	$160,838	$182,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,689	$996
Accrued liabilities	5,908	3,381
Deferred rent, current	—	453
Deferred revenues, current	26,789	26,789

Total current liabilities	34,386	31,619

Deferred rent, non-current	2,588	461
Deferred revenues, non-current	103,780	117,064

Total liabilities	140,754	149,144

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 28,226,743 and 28,117,026 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	28	28
Additional paid-in capital	299,463	296,868
Accumulated other comprehensive income	5	21
Accumulated deficit	(279,412)	(263,443)

Total stockholders’ equity	20,084	33,474

Total liabilities and stockholders’ equity	$160,838	$182,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues:
Licensing agreement	$6,678	$6,678	$13,284	$13,284
Royalty revenue	1,700	752	3,235	1,647

Total revenues	8,378	7,430	16,519	14,931

Operating expenses:
Research and development	12,490	5,999	24,670	10,266
General and administrative	3,601	2,572	7,510	5,430
Intangible asset amortization	372	372	741	741

Total operating expenses	16,463	8,943	32,921	16,437

Loss from operations	(8,085)	(1,513)	(16,402)	(1,506)
Other income	78	121	433	256

Loss before tax benefit	(8,007)	(1,392)	(15,969)	(1,250)
Tax benefit	—	(51)	—	(45)

Net loss	$(8,007)	$(1,341)	$(15,969)	$(1,205)

Net loss per share:
Basic	$(0.28)	$(0.05)	$(0.57)	$(0.04)

Diluted	$(0.28)	$(0.05)	$(0.57)	$(0.04)

Shares used in calculation of net loss per share:
Basic	28,226,743	28,103,441	28,226,743	28,102,774

Diluted	28,226,743	28,103,441	28,226,743	28,102,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net loss	$(8,007)	$(1,341)	$(15,969)	$(1,205)
Other comprehensive loss
Change in net unrealized gain (loss) on marketable securities	(22)	(14)	(16)	83

Comprehensive loss before tax provision	(8,029)	(1,355)	(15,985)	(1,122)

Tax provision related to other comprehensive loss	—	—	—	—

Comprehensive loss	$(8,029)	$(1,355)	$(15,985)	$(1,122)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
(in thousands, except for share amounts)	Shares	Par Value	Capital	Income	Deficit	Total

Balances at December 31, 2011	28,117,026	$28	$296,868	$21	$(263,443)	$33,474
Issuance of common stock from exercised stock options and settlement of restricted stock units	109,717	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	2,595	—	—	2,595
Net loss	—	—	—	—	(15,969)	(15,969)

Other comprehensive loss	—	—	—	(16)	—	(16)

Balances at June 30, 2012	28,226,743	$28	$299,463	$5	$(279,412)	$20,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net loss	$(15,969)	$(1,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	424	138
Employee and non-employee stock-based compensation	2,595	2,929
Amortization of premiums and discounts on marketable securities	282	574
Amortization of intangible asset	741	741
Changes in assets and liabilities:
Accounts receivable	(82)	(241)
Inventory	(165)	—
Prepaid expenses, deposits and other assets	(340)	(349)
Accounts payable	693	689
Accrued liabilities,	2,527	1,189
Accrued income taxes	—	(45)
Other liabilities	(151)	(19)
Landlord contributions for tenant improvements	1,825	—
Deferred revenue	(13,284)	(13,284)

Net cash used in operating activities	(20,904)	(8,883)
Cash flows from investing activities
Purchases of property and equipment	(1,993)	(164)
Purchases of marketable securities	(49,967)	(89,576)
Proceeds from sale of marketable securities	1,998	—
Maturities of marketable securities	77,331	106,550
Change in restricted cash	—	(100)

Net cash provided by investing activities	27,369	16,710

Net change in cash and cash equivalents	6,465	7,827
Cash and cash equivalents
Beginning of period	87,923	42,559

End of period	$94,388	$50,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. The Company’s lead product, Fanapt® (iloperidone), which Novartis Pharma AG (Novartis) began marketing in the U.S. in the first quarter of 2010, is a compound for the treatment of schizophrenia. On May 6, 2009, the U.S. Food and Drug Administration (FDA) granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis. Vanda had originally entered into a sublicense agreement with Novartis on June 4, 2004 pursuant to which Vanda obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million at the end of 2009 and is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with Vanda in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union, as well as Switzerland, Norway, Liechtenstein and Iceland. Vanda continues to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. On July 22, 2011, the European Medicines Agency (EMA) notified Vanda that it had accepted for evaluation the Marketing Authorization Application (MAA) for oral iloperidone tablets. The review of Vanda’s MAA for oral iloperidone tablets in the European Union is ongoing. In July 2012, the Committee for Medicinal Products for Human Use (CHMP) provided Vanda with the Day 180 List of Outstanding Issues. Vanda expects to be granted an extension to reply by mid-October 2012 and will prepare to participate in an oral hearing in November 2012 as it continues to evaluate its European strategy. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.
Israel	Megapharm Ltd.

Tasimelteon is an oral compound in development for the treatment of sleep and mood disorders including Circadian Rhythm Sleep Disorders (CRSD). On January 19, 2010, the FDA granted orphan drug designation status for tasimelteon in a specific CRSD, Non-24-Hour Disorder (N24HD) in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives including, study design assistance, waiver of FDA user fees, tax credits, and up to seven years of market exclusivity upon marketing approval. On February 23, 2011, the European Commission (EC) designated tasimelteon as an orphan medicinal product for the same indication. Vanda has initiated four clinical trials to pursue FDA approval of tasimelteon for the treatment of N24HD in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in the fourth quarter of 2011. The first clinical trial (SET-3201) is a randomized, double-blind, placebo-controlled study with a planned enrollment of up to 84 patients with N24HD. The trial has a six month treatment period and includes measures of both nighttime and daytime sleep, as well as laboratory measures of the synchronization between the internal body clock and the 24-hour environmental light/dark cycle. The second clinical trial (3202) is a one-year safety study of tasimelteon for the treatment of N24HD. This trial is an open-label safety study with a planned enrollment of up to 140 patients with N24HD. The third clinical trial (RESET-3203) is a placebo-controlled, randomized withdrawal study to examine the maintenance effect of tasimelteon for the treatment of N24HD with a planned enrollment of up to 20 patients with N24HD. Patients will be observed for 12 weeks during which nighttime and daytime sleep, as well as synchronization of their internal body clock to the 24-hour day, will continue to be evaluated. The fourth clinical trial (3204) is a two-year open-label, multicenter, study in blind subjects with N24HD to assess the safety of tasimelteon. The tasimelteon N24HD program continues to advance towards its goal of a projected mid-2013 NDA filing with the FDA. Vanda is in continuing discussions with the FDA to confirm the path and requirements for this regulatory submission. The SET Phase III efficacy study is fully enrolled and Vanda expects to report top-line results by the end of 2012. Vanda expects to report top-line results from the RESET Phase III efficacy study in the first quarter of 2013. In the third quarter of 2011, Vanda initiated a Phase IIb/III clinical trial (MAGELLAN-2301) to study the efficacy of tasimelteon for the treatment of Major Depressive Disorder (MDD). The clinical trial is a randomized, double-blind, placebo-controlled study with a planned enrollment of approximately 500 patients with MDD. The trial has an eight-week treatment period, followed by an optional one-year open-label extension, and includes measures of depression and anxiety symptoms and nighttime and daytime sleep, as well as laboratory measures of the internal body clock. The Phase IIb/III clinical trial, MAGELLAN, is ongoing and Vanda expects to report top-line results in the first half of 2013. Given the range of potential indications for tasimelteon, Vanda may pursue one or more partnerships for the development and commercialization of tasimelteon worldwide.

VLY-686 is a small molecule neurokinin-1 receptor (NK-1R) antagonist. NK-1R antagonists have been evaluated in a number of indications including chemotherapy-induced nausea and vomiting (CINV), post-operative nausea and vomiting (PONV), alcohol dependence, anxiety, depression, and pruritus. In 2012, Vanda intends to initiate and complete the technology transfer activities and further examine the clinical and commercial profile of VLY-686. This strategic evaluation will further inform potential indications for an early development clinical program.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K. The financial information as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2011 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Marketable securities

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income/loss. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to maturity and included in interest income. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which would be included in the condensed consolidated statements of operations when generated. Marketable securities with a maturity of more than one year as of the balance sheet date, and which the Company does not intend to sell within the next twelve months are classified as non-current. All other marketable securities are classified as current.

Inventory

The Company values its inventory at acquisition cost following the first-in first-out method. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off to cost of sales.

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

As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for Fanapt®, which the Company expects to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of up to five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible assets for the six months ended June 30, 2012.

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

Revenue Recognition

The Company’s revenues are derived primarily from the amended and restated sublicense agreement with Novartis and include an upfront payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Pursuant to the amended and restated sublicense agreement, Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the agreement, the Company received an upfront payment of $200.0 million in December of 2009. The Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company deems the performance period of the JSC to be the life of the U.S. patent of Fanapt®, which the Company expects to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 2017). The Company recognizes revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and earned.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with what the Company believes to be highly-rated financial institutions. At June 30, 2012, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

Research and development expenses

The Company’s research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone license fees, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee related costs and stock-based compensation for the Company’s research and development personnel. The Company expenses research and development costs as they are incurred for compounds in the development stage, including certain payments made under the license agreements prior to FDA approval. Prior to FDA approval, all Fanapt® manufacturing-related and milestone license payments were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing and milestone license payments related to this product have been capitalized. Costs related to the acquisition of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions was developed in connection with the Company’s research and development efforts and has no alternative future use. Milestone license payments are accrued in accordance with the FASB guidance on accounting for contingencies which requires that milestone payments be accrued when it is deemed probable that the milestone event will be achieved.

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

Employee stock-based compensation

The Company accounts for its stock-based compensation expense in accordance with the FASB guidance on share-based payments. Accordingly, compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.

The fair value of stock options granted is amortized using the accelerated attribution method. The fair value of restricted stock units (RSUs) awarded is amortized using the straight-line method. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures on the options granted prior to 2009 were estimated to be approximately 2%. The forfeiture rate was increased to 4% in 2009 based on the Company’s historical experience and this rate has been utilized for all subsequently granted options.

Total employee stock-based compensation expense recognized during the three and six months ended June 30, 2012 and 2011 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Research and development	$520	$618	$1,113	$1,338
General and administrative	668	696	1,466	1,574

Stock-based compensation expense	$1,188	$1,314	$2,579	$2,912

As of June 30, 2012, $6.5 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.28 years.

As of June 30, 2012, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 677,145 shares were subject to outstanding options granted under the 2004 Plan as of June 30, 2012, and no additional options will be granted under this plan. As of June 30, 2012, there were 7,866,260 shares of the Company’s common stock reserved under the 2006 Plan of which 4,835,620 shares were subject to outstanding options and RSUs issued to employees and non-employees.

Options are subject to terms and conditions established by the compensation committee of the board of directors. None of the stock-based awards are classified as a liability as of June 30, 2012. Option awards have 10-year contractual terms and all options granted prior to December 31, 2006, options granted to new employees, and certain options granted to existing employees vest and become exercisable on the first anniversary of the vesting commencement date with respect to 25% of the shares subject to the option awards. The remaining 75% of the shares subject to the option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial stock options granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual stock option grants to directors vest and become exercisable in equal monthly installments over a period of one year. Certain option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of June 30, 2012, there was $3.2 million of total unrecognized compensation expense related to unvested option awards granted under the Company’s stock incentive plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Due to the limited historical information on the Company’s publicly traded common stock, expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock blended with the historical volatility of the common stock of comparable entities. The expected term of options granted is based on the transition approach provided by FASB guidance as the options meet the “plain vanilla” criteria required by this guidance. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared on September 25, 2008) and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011
Expected dividend yield	0%	0%
Weighted average expected volatility	68%	73%
Weighted average expected term (years)	6.03	6.03
Weighted average risk-free rate	1.08%	2.50%

A summary of option activity for the 2004 Plan as of June 30, 2012, and changes during the six months then ended is presented below:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	677,145	$1.78	3.78	$2,016
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding at June 30, 2012	677,145	$1.78	3.28	$1,847

Exercisable at June 30, 2012	677,145	$1.78	3.28	$1,847

A summary of option activity for the 2006 Plan as of June 30, 2012, and changes during the six months then ended is presented below:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,254,681	$12.16	7.65	$396
Granted	148,000	$4.50
Exercised	—	—
Forfeited	69,334	$11.07
Cancelled	25,541	$6.85

Outstanding at June 30, 2012	4,307,806	$11.95	7.24	$388

Exercisable at June 30, 2012	2,655,213	$14.90	6.31	$332

The weighted average grant-date fair value of options granted during the six months ended June 30, 2012 was $2.75 per share. For the six months ended June 30, 2012 and 2011, the amounts received by the Company in cash from options exercised under the stock-based arrangements were not material.

A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant, which equals the RSUs intrinsic value. As of June 30, 2012, there was $3.3 million of total unrecognized compensation cost related to unvested RSU awards granted under the Company’s stock incentive plans.

A summary of RSU activity for the 2006 Plan as of June 30, 2012, and changes during the six months then ended is presented below:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Price/Share	Aggregate Intrinsic Value
Unvested at December 31, 2011	522,346	$7.43	$2,486
Granted	11,500	$4.33
Vested	—	—
Cancelled	6,032	$6.72

Unvested at June 30, 2012	527,814	$7.37	$2,322

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

The following table presents the calculation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net loss	$(8,007)	$(1,341)	$(15,969)	$(1,205)

Denominator:
Weighted average shares of common stock outstanding, basic	28,226,743	28,103,441	28,226,743	28,102,774
Stock options and restricted stock units related to the issuance of common stock	—	—	—	—

Weighted average shares of common stock outstanding, diluted	28,226,743	28,103,441	28,226,743	28,102,774

Net loss per share:
Basic	$(0.28)	$(0.05)	$(0.57)	$(0.04)

Diluted	$(0.28)	$(0.05)	$(0.57)	$(0.04)

Anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock and restricted stock units	5,199,705	3,974,965	5,201,746	3,560,885

4.	Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$21,394	$1	$(1)	$21,394
U.S. corporate debt	28,915	23	(19)	28,919

	$50,309	$24	$(20)	$50,313

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$23,747	$10	$(2)	$23,755
U.S. corporate debt	37,205	8	(7)	37,206

	$60,952	$18	$(9)	$60,961

Non-current:

U.S. Treasury and government agencies	$19,000	$12	$—	$19,012

5.	Prepaid Expenses, Deposits and Other Current Assets

The following is a summary of the Company’s prepaid expenses, deposits and other current assets, as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Prepaid insurance	$486	$165
Other prepaid expenses and vendor advances	2,530	2,474
Accrued interest income	381	244
Other receivable	26	116

Total prepaid expenses, deposits and other current assets	$3,423	$2,999

6.	Property and Equipment, Net

The following is a summary of the Company’s property and equipment-at cost, as of June 30, 2012 and December 31, 2011:

(in thousands)	Estimated Useful Life (Years)	June 30, 2012	December 31, 2011
Laboratory equipment	5	$1,273	$1,273
Computer equipment	3	1,236	1,105
Furniture and fixtures	7	853	700
Leasehold improvements	10-11	1,825	844
Leasehold improvements-in-progress	N/A	—	116

		5,187	4,038
Less—accumulated depreciation and amortization		(2,654)	(3,074)

		$2,533	$964

Depreciation expense for the six months ended June 30, 2012 and 2011 was $0.4 million and $0.1 million, respectively.

7.	Intangible Asset, Net

The following is a summary of the Company’s intangible asset as of June 30, 2012:

		June 30, 2012
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Fanapt®	8	$12,000	$4,714	$7,286

The following is a summary of the Company’s intangible asset as of December 31, 2011:

		December 31, 2011
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Fanapt®	8	$12,000	$3,973	$8,027

On May 6, 2009, the Company announced that the FDA had approved the NDA for Fanapt®. As a result of the FDA’s approval of the NDA for Fanapt®, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for Fanapt®, which the Company expects to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period.

Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.7 million for each of the six months ended June 30, 2012 and 2011. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

8.	Accrued Liabilities

The following is a summary of the Company’s accrued liabilities as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Accrued research and development expenses	$3,723	$1,967
Accrued consulting and other professional fees	259	317
Employee benefits	744	100
Accrued lease termination penalty (refer to footnote 10)	—	740
Accrued lease exit liability (refer to footnote 10)	1,013	—
Other accrued liabilities	169	257

Total accrued liabilities, current	$5,908	$3,381

9.	Revenue Recognition

The following is a summary of the Company’s revenues:

(in thousands)	December 31, 2011 Deferred Revenue	Revenue Recognized	June 30, 2012 Deferred Revenue
Revenues:
Licensing agreement	$143,853	$13,284	$130,569
Royalty revenue	—	3,235	—

Total	$143,853	$16,519	$130,569

Vanda entered into an amended and restated sublicense agreement with Novartis on October 12, 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December of 2009. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt® (May 2017). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent. For the six months ended June 30, 2012, the Company recognized $13.3 million of revenue from the amended and restated sublicense agreement. Vanda recognized royalty revenue of $3.2 million for the six months ended June 30, 2012. Royalty revenue is based on a percentage of the quarterly net sales of Fanapt® sold in the U.S. and Canada by Novartis and is recorded when realizable and earned.

10.	Commitments and Contingencies

The following is a summary of the Company’s long-term contractual cash obligations as of June 30, 2012:

	Cash payments due by period
(in thousands)	Total	July to December 2012	2013	2014	2015	2016	After 2016
Operating leases	$11,550	$—	$859	$1,052	$1,079	$1,106	$7,454
Lease exit liability	1,013	456	557	—	—	—	—
Consulting fees	1,000	1,000	—	—	—	—	—

Total	$13,563	$1,456	$1,416	$1,052	$1,079	$1,106	$7,454

Operating leases

The Company’s commitments related to operating leases shown above consist of payments relating to a real estate lease for its current headquarters located in Washington, D.C. On July 25, 2011, the Company entered into a lease with Square 54 Office Owner LLC (the Landlord) for Vanda’s current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, which has an 11 year term commencing on April 1, 2012, the Company will pay $1.6 million in annual rent over the term of the Lease; however, rent will be abated for the first 12 months. The Landlord will provide the Company with an allowance of $1.9 million for leasehold improvements. As of June 30, 2012, the Company had received $1.8 million of the allowance. Subject to the prior rights of other tenants in the building, the Company will have the right to renew the Lease for five years following the expiration of its original term. The Company will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by the Company or the Landlord upon certain conditions. The Company paid a security deposit of $0.5 million upon execution of the Lease.

As a result of the Company’s relocation from Rockville, Maryland to Washington, D.C., the Company provided notice to its previous landlord that it was terminating its previous lease effective June 30, 2013. As a result of terminating this lease, the Company recognized expenses of $0.7 million in the fourth quarter of 2011 related to a lease termination penalty. Of this amount, $0.6 million was presented as research and development expense on the consolidated statement of operations for the year ended December 31, 2011 and $0.1 million was presented as general and administrative expense on the consolidated statement of operations for the year ended December 31, 2011. In the first quarter of 2012, the Company ceased using the Rockville, Maryland location and, as a result, recognized additional rent expense of $0.8 million. This $0.8 million consisted of a lease exit liability of $1.3 million for the remaining payments required under the lease and the reversal of the deferred rent balance of $0.5 million related to the Rockville, Maryland lease. The remaining costs associated with the lease exit liability are included in the table above. Of the $0.8 million, $0.6 million was presented as research and development expense on the consolidated statement of operations for the quarter ended March 31, 2012 and $0.2 million was presented as general and administrative expense on the consolidated statement of operations for the quarter ended March 31, 2012.

The following is a summary of the Company’s lease exit activity:

(in thousands)	Balance At Beginning Of Period	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Adjustments	Balance At End Of Period
Period ended:
December 31, 2011	$—	$740	$—	$—	$740
March 31, 2012	$740	$1,285	$—	$—	$2,025
June 30, 2012	$2,025	$—	$958	$(54)	$1,013

Rent expense for the six months ended June 30, 2012 and 2011 was $1.6 million and $0.5 million, respectively.

Consulting fees

The Company has engaged a regulatory consultant to assist in the Company’s efforts to prepare, file and obtain FDA approval of a NDA for tasimelteon. The initial term of the engagement is for the 15-month period from October 2011 to December 2012. The Company is obligated to pay the consultant $1.0 million between July 2012 and December 2012. As part of this engagement, and subject to certain conditions, the Company will be obligated to make milestone payments in the aggregate amount of $2.8 million upon the achievement of certain milestones, including $2.0 million in the event that a tasimelteon NDA is approved by the FDA. In addition to these fees and milestone payments, the Company is obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement. The Company may terminate the engagement at any time upon prior notice; however, subject to certain conditions, the Company will remain obligated to make some or all of the milestone payments if the milestones are achieved following such termination.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain conditions. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of June 30, 2012.

License agreements

The Company’s rights to develop and commercialize its products are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Fanapt®. The Company acquired exclusive worldwide rights to patents and patent applications for Fanapt® (iloperidone) in 2004 through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapt® and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications, as well as certain Novartis patents and patent applications to develop and commercialize Fanapt®, through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $0.5 million and was obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. In November 2007, the Company met a milestone under this sublicense agreement relating to the acceptance of its filing of the NDA for Fanapt® for the treatment of schizophrenia and made a milestone payment of $5.0 million to Novartis. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met an additional milestone under this sublicense agreement, which required the Company to make a payment of $12.0 million to Novartis.

On October 12, 2009, Vanda entered into an amended and restated sublicense agreement with Novartis, which amended and restated the June 2004 sublicense agreement. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million and Vanda is eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. In addition, Vanda is no longer required to make any future milestone payments with respect to sales of Fanapt® or any future royalty payments with respect to sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with Vanda in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union as well as Switzerland, Norway, Liechtenstein and Iceland. On July 22, 2011, the EMA notified Vanda that it had accepted for evaluation the MAA for oral iloperidone tablets. The review of Vanda’s MAA for oral iloperidone tablets in the European Union is ongoing. In July 2012, the Committee for Medicinal Products for Human Use (CHMP) provided Vanda with the Day 180 List of Outstanding Issues. Vanda expects to be granted an extension to reply by mid-October 2012 and will prepare to participate in an oral hearing in November 2012 as it continues to evaluate its European strategy. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Argentina	Biotoscana Farma S.A.
Israel	Megapharm Ltd.

Vanda may lose its rights to develop and commercialize Fanapt® outside the U.S. and Canada if it fails to comply with certain requirements in the amended and restated sublicense agreement regarding its financial condition, or if Vanda fails to comply with certain diligence obligations regarding its development or commercialization activities or if Vanda otherwise breaches the agreement and fails to cure such breach. Vanda’s rights to develop and commercialize Fanapt® outside the U.S. and Canada may be impaired if it does not cure breaches by Novartis of similar obligations contained its sublicense agreement with Titan for Fanapt®. In addition, if Novartis breaches the amended and restated sublicense agreement with respect to its commercialization activities in the U.S. or Canada, Vanda may terminate Novartis’ commercialization rights in the applicable country and Vanda would no longer receive royalty payments from Novartis in connection with such country in the event of such termination.

Tasimelteon. In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, the Company paid BMS an initial license fee of $0.5 million. The Company is also obligated to make future milestone payments to BMS of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. The Company made a milestone payment to BMS of $1.0 million under this license agreement in 2006 relating to the initiation of its first Phase III clinical trial for tasimelteon. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for tasimelteon to use commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work. The license agreement with BMS was amended in May 2012 to, among other things, extend the deadline by which the Company must enter into a development and commercialization agreement with a third party for tasimelteon until the earliest of: (i) the date mutually agreed upon by the Company and BMS following the provision by the Company to BMS of a full written report of the Phase III clinical studies on which the Company intends to rely for filing for marketing authorization for tasimelteon in its first major market country (Phase III report); (ii) the date of the acceptance by a regulatory authority of the filing by the Company for marketing authorization for tasimelteon in a major market country following the provision by the Company to BMS of the Phase III report; or (iii) December 31, 2013.

If the Company has not entered into such a development and commercialization agreement with respect to certain major market countries by the foregoing deadline, then BMS will have the option to exclusively develop and commercialize tasimelteon on its own in those countries not covered by such an agreement on pre-determined financial terms, including milestone and royalty payments. In addition to the foregoing, pursuant to the May 2012 amendment, Vanda’s deadline for filing a NDA for tasimelteon was extended until January 1, 2014.

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

VLY-686. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize a neurokinin-1 receptor (NK-1R) antagonist, VLY-686, for all human indications. The patent describing VLY-686 as a new chemical entity expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments.

Pursuant to the agreement, the Company agreed to pay an initial license fee of $1.0 million and will be responsible for all development costs. The initial license fee was recognized as an expense in the second quarter of 2012 and presented as research and development expense on the consolidated statement of operations for the quarter ended June 30, 2012. Lilly is also eligible to receive additional payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. Vanda has agreed to use its commercially reasonable efforts to develop and commercialize VLY-686.

Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other. In the event that Vanda terminates the agreement, or if Lilly terminates due to Vanda’s breach, all rights licensed and developed by Vanda under the agreement will revert or otherwise be licensed back to Lilly on an exclusive basis.

Future license payments. No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the condensed consolidated financial statements as of June 30, 2012, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

Research and development and marketing agreements

In the course of its business, the Company regularly enters into agreements with clinical organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for clinical services may be terminated on no more than 60 days notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination.

11.	Income Taxes

The Company did not record any tax provision or benefit for the six months ended June 30, 2012. For the six months ended June 30, 2011, the Company recorded a tax benefit of $0.05 million. As of June 30, 2012, the Company has provided a valuation allowance for the full amount of its net deferred tax asset since realization of any future benefit from deductible temporary differences and net operating losses could not be sufficiently assured. As of June 30, 2011, the Company reflected a net deferred tax asset of $1.8 million associated with the Company’s ability to carryback taxable losses.

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

Marketable securities classified in Level 1 and Level 2 at June 30, 2012 and December 31, 2011 include available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include commercial paper, corporate notes and government agency notes that use as their basis readily observable market parameters.

As of June 30, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Available-for-sale securities	$50,313	$21,394	$28,919	$—

As of December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Available-for-sale securities	$79,973	$42,767	$37,206	$—

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes Fanapt® (iloperidone), a compound for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis, tasimelteon, a compound for the treatment of sleep and mood disorders, including circadian rhythm sleep disorders (CRSD), which is currently in clinical development, and VLY-686, a small molecule neurokinin-1 receptor (NK-1R) antagonist.

Pursuant to our amended and restated sublicense agreement with Novartis, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. For the six months ended June 30, 2012, we incurred $0.8 million in research and development costs directly attributable to our development of Fanapt®.

We are conducting four clinical trials to pursue U.S. Food and Drug Administration (FDA) approval of tasimelteon for the treatment of Non-24-Hour Disorder (N24HD) in blind individuals without light perception. Two of the clinical trials were initiated in the third quarter of 2010, the third was initiated in the third quarter of 2011 and the fourth was initiated in the fourth quarter of 2011. In addition, in the third quarter of 2011, we initiated a Phase IIb/III clinical trial to study the efficacy of tasimelteon for the treatment of Major Depressive Disorder (MDD). During the six months ended June 30, 2012, we incurred $21.4 million in research and development costs directly attributable to our development of tasimelteon.

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

Revenues. Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an upfront payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when each one of the following four conditions is met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred and (4) collectability is reasonably assured. Revenue related to the $200.0 million upfront payment will be recognized ratably on a straight-line basis from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. We recognize revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable.

Research and development expenses.

Our research and development expenses consist primarily of fees paid to third-party professional service providers in connection with the services they provide for our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop our products, all related facilities costs, and salaries, benefits and stock-based compensation expense related to our research and development personnel. We expense research and development costs as incurred for compounds in the development stage, including certain payments made under our license agreements prior to FDA approval. Prior to FDA approval, all Fanapt® manufacturing-related and milestone costs were included in research and development expenses. Subsequent to FDA approval of Fanapt®, manufacturing and milestone costs related to this product are being capitalized. Costs related to the acquisition of intellectual property have been expensed as incurred since the underlying technology associated with these acquisitions was developed in connection with the Company’s research and development efforts and has no alternative future use. Milestone payments are accrued in accordance with the FASB guidance on accounting for contingencies which requires that milestone payments be accrued when it is deemed probable that the milestone event will be achieved. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our products and product candidates and pharmacogenetics and pharmacogenomics expertise. For the six months ended June 30, 2012, we incurred research and development expenses in the aggregate of $24.7 million, including stock-based compensation expense of $1.1 million. We expect our research and development expenses to increase as we continue to develop our products and product candidates. We expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products, product candidates and partnered products and to evaluate potential in-license product candidates or compounds.

The following table summarizes our product development initiatives for the three and six months ended June 30, 2012 and 2011. Included in this table are the research and development expenses recognized in connection with the clinical development of Fanapt®, tasimelteon and VLY-686.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Direct project costs(1)
Fanapt®	$318	$612	$750	$961
Tasimelteon	10,917	5,131	21,419	8,816
VLY-686	1,014	—	1,014	—

Total direct project costs	12,249	5,743	23,183	9,777

Indirect project costs(1)
Facility	105	156	1,102	311
Depreciation	53	27	238	69
Other indirect overhead	83	73	147	109

Total indirect project costs	241	256	1,487	489

Total research and development expenses	$12,490	$5,999	$24,670	$10,266

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses. General and administrative expenses consist primarily of salaries, other related costs for personnel, including stock-based compensation, related to executive, finance, accounting, information technology, marketing, and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapt®. For the six months ended June 30, 2012, we incurred general and administrative expenses in the aggregate of $7.5 million, including stock-based compensation expense of $1.5 million.

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

Revenue Recognition. Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an upfront payment, product revenue and future milestone and royalty revenues. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 27, 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. We recognize revenue related to Fanapt® royalties and commercial and development milestones as they are realizable and earned.

Stock-based compensation. We currently use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the limited historical information on our publicly traded common stock, expected volatility rates are based on the historical volatility of our publicly traded common stock blended with the historical volatility of the common stock of comparable entities and other factors. The expected term of options granted is based on the transition approach provided by FASB guidance as the options meet the “plain vanilla” criteria required by this method. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception (other than a dividend of preferred share purchase rights which was declared on September 25, 2008) and do not plan to pay dividends in the foreseeable future. The stock-based compensation expense for a period is also affected by expected forfeiture rate for the respective option grants. If our estimates of the fair value of these equity instruments or expected forfeitures are too high or too low, it would have the effect of overstating or understating expenses.

Total employee stock-based compensation expense related to all of our stock-based awards during the three and six months ended June 30, 2012 and 2011 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Research and development	$520	$618	$1,113	$1,338
General and administrative	668	696	1,466	1,574

Stock-based compensation expense	$1,188	$1,314	$2,579	$2,912

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

Results of Operations

We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of June 30, 2012, we had a deficit accumulated of $279.4 million.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Revenues. Revenues were $8.4 million for the three months ended June 30, 2012, compared to revenues of $7.4 million for the three months ended June 30, 2011. Revenues for the three months ended June 30, 2012 included $6.7 million recognized from Novartis related to straight-line recognition of up-front license fees and $1.7 million in royalty revenue based on second quarter 2012 sales of Fanapt®. Revenues for the three months ended June 30, 2011 included $6.7 million recognized from Novartis related to straight-line recognition of upfront license fees and $0.8 million in royalty revenue based on second quarter 2011 sales of Fanapt®.

Intangible asset amortization. Intangible asset amortization was $0.4 million for both the three months ended June 30, 2012 and the three months ended June 30, 2011. Intangible amortization relates to the capitalized intangible asset related to the $12.0 million milestone payment to Novartis in May 2009.

Research and development expenses. Research and development expenses increased by $6.5 million, or 108.2%, to $12.5 million for the three months ended June 30, 2012 compared to $6.0 million for the three months ended June 30, 2011.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012	June 30, 2011
(in thousands)
Direct project costs:
Clinical trials	$7,830	$2,862
Contract research and development, consulting, materials and other direct costs	2,819	1,280
Salaries, benefits and related costs	1,080	983
Stock-based compensation	520	618

Total direct costs	12,249	5,743
Indirect project costs	241	256

Total	$12,490	$5,999

Direct costs increased by $6.5 million primarily as a result of increases in clinical trial costs, contract research and development, consulting, materials and other direct costs, salaries, benefits and related costs partially offset by lower stock based compensation. Clinical trials costs increased by $5.0 million primarily due to costs related to the tasimelteon trials in N24HD and MDD. Contract research and development consulting, materials and other direct costs increased by $1.5 million primarily due to costs related to the tasimelteon trials for the treatment of N24HD in blind individuals without light perception and the tasimelteon trial for the treatment of MDD. Salaries, benefits and related costs increased by $0.1 million primarily due to new employees hired in 2011 to support the tasimelteon trials.

General and administrative expenses. General and administrative expenses increased by $1.0 million, or 40.0%, to $3.6 million for the three months ended June 30, 2012 from $2.6 million for the three months ended June 30, 2011.

The following table discloses the components of our general and administrative expenses for the three months ended June 30, 2012 and 2011:

	Three Months Ended
(in thousands)	June 30, 2012	June 30, 2011
Salaries, benefits and related costs	$777	$474
Stock-based compensation	668	696
Marketing, legal, accounting and other professional expenses	1,444	724
Other expenses	712	678

Total	$3,601	$2,572

Salaries, benefits and related costs increased by $0.3 million primarily as a result of an executive hire made in the fourth quarter of 2011. Marketing, legal, accounting and other professional expenses increased by $0.7 million primarily due to increased legal and marketing expenses associated with our compounds.

Other income. Other income was unchanged for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenues. Revenues were $16.5 million for the six months ended June 30, 2012, compared to revenues of $14.9 for the six months ended June 30, 2011. Revenues for the six months ended June 30, 2012 included $13.3 million recognized from Novartis related to straight-line recognition of up-front license fees and $3.2 million in royalty revenue based on sales of Fanapt® in the six months ended June 30, 2012. Revenues for the six months ended June 30, 2011 included $13.3 million recognized from Novartis related to the straight-line recognition of up-front license fees and $1.6 million in royalty revenue based on sales of Fanapt® in the six months ended June 30, 2011. Novartis launched Fanapt® commercially in the U.S. in January 2010.

Intangible asset amortization. Intangible asset amortization was $0.7 million for both the six months ended June 30, 2012 and the six months ended June 30, 2011. Intangible amortization relates to the capitalized intangible asset related to the $12.0 million payment to Novartis in May 2009.

Research and development expenses. Research and development expenses increased by $14.4 million, or 140.3%, to $24.7 million for the six months ended June 30, 2012 compared to $10.3 million for the six months ended June 30, 2011.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the six months ended June 30, 2012 and 2011:

	Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011
Direct project costs:
Clinical trials	$15,037	$4,387
Contract research and development, consulting, materials and other direct costs	4,752	2,175
Salaries, benefits and related costs	2,281	1,877
Stock-based compensation	1,113	1,338

Total direct costs	23,183	9,777
Indirect project costs	1,487	489

Total	$24,670	$10,266

Direct costs increased by $13.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily as a result of increases in clinical trial costs, contract research and development, consulting, materials and other direct costs and salaries, benefits and related costs partially offset by lower stock based compensation. Clinical trials costs increased by $10.7 million for the six months ended June 30, 2012 relative to the six months ended June 30, 2011, primarily due to costs related to the tasimelteon trials in N24HD and MDD. Contract research and development, consulting, materials and other direct costs increased $2.6 million for the six months ended June 30, 2012 relative to the six months ended June 30, 2011, primarily due to costs related to these trials.

General and administrative expenses. General and administrative expenses increased by $2.1 million, or 38.3%, to $7.5 million for the six months ended June 30, 2012 from $5.4 million for the six months ended June 30, 2011.

The following table discloses the components of our general and administrative expenses for the six months ended June 30, 2012 and 2011:

	Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011
Salaries, benefits and related costs	$1,506	$1,003
Stock-based compensation	1,466	1,574
Marketing, legal, accounting and other professional expenses	2,742	1,612
Other expenses	1,796	1,241

Total	$7,510	$5,430

Salaries, benefits and related costs increased by $0.5 million primarily as a result of an executive hiring made in the fourth quarter of 2011. Marketing, legal, accounting and other professional expenses increased by $1.1 million primarily due to increased legal and marketing expenses associated with our compounds. Other expenses increased by $0.6 million primarily as a result of the lease exit liability and accelerated depreciation recognized in the first quarter of 2012.

Other income. Other income increased by $0.2 million to $0.4 million for the six months ended June 30, 2012 from $0.2 million for the six months ended June 30, 2011 primarily as a result of a legal settlement related to a lawsuit filed against one of our shareholders. While we did not participate in the lawsuit proceedings, we received a portion of the settlement.

Liquidity and Capital Resources

As of June 30, 2012, our total cash and cash equivalents and marketable securities were $144.7 million compared to $167.9 million at December 31, 2011. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper. As of June 30, 2012, we also held non-current deposits totaling $1.0 million, consisting of $0.4 million used to collateralize a letter of credit issued for our office lease in Rockville, Maryland, which expires in 2013, $0.1 million used to collateralize a letter of credit issued as a requirement for our license renewal with the Maryland Board of Pharmacy, and $0.5 million used to collateralize a letter of credit issued for our office lease in Washington, D.C., which expires in 2023.

As of June 30, 2012, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our product candidates. The duration and cost of clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. In addition, orphan clinical trials create an additional challenge due to the limited number of available patients afflicted with the disease.

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

Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds will be sufficient to fund our currently planned operations. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities, the magnitude of our discovery and preclinical development programs and the level of our pre-commercial launch activities. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Cash Flow

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011
Net cash provided by (used in)
Operating activities	$(20,904)	$(8,883)
Investing activities	27,369	16,710

Net change in cash and cash equivalents	$6,465	$7,827

Net cash used in operations was $20.9 million and $8.9 million for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash used in operations for the six months ended June 30, 2012 as compared to June 30, 2011 was primarily due to the costs associated with four Phase III clinical trials for tasimelteon in N24HD, which were initiated in 2010 and 2011, and one Phase IIb/III clinical trial for tasimelteon in MDD, which was initiated in the third quarter of 2011. Adjustments to reconcile net loss to net cash used in operating activities for the six months ended June 30, 2012, included non-cash charges for depreciation and amortization of $1.4 million and stock-based compensation of $2.6 million, increases in prepaid expenses and other current assets, accounts receivable, inventory, accounts payable and accrued liabilities of $2.6 million, an increase in landlord contributions for tenant improvements of $1.8 million, a decrease in other liabilities of $0.2 million and a decrease in deferred revenue of $13.3 million. Net cash provided by investing activities for the six months ended June 30, 2012 was $27.4 million and consisted of net purchases, sales and maturities of marketable securities of $29.4 million and purchases of property and equipment of $2.0 million.

Effects of Inflation

Inflation does not have a material impact on our results of operations.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of June 30, 2012:

	Cash payments due by period
(in thousands)	Total	July to December 2012	2013	2014	2015	2016	After 2016
Operating leases	$11,550	$—	$859	$1,052	$1,079	$1,106	$7,454
Lease exit liability	1,013	456	557	—	—	—	—
Consulting fees	1,000	1,000	—	—	—	—	—

Total	$13,563	$1,456	$1,416	$1,052	$1,079	$1,106	$7,454

Operating leases

Our commitments related to operating leases shown above consist of payments relating to a real estate lease for our current headquarters located in Washington, D.C. On July 25, 2011, we entered into a lease with Square 54 Office Owner LLC (the Landlord) for our current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, which has an 11 year term commencing on April 1, 2012, we will pay $1.6 million in annual rent over the term of the Lease; however, rent will be abated for the first 12 months. The Landlord will provide us with an allowance of $1.9 million for leasehold improvements. As of June 30, 2012, we had received $1.8 million of the allowance. Subject to the prior rights of other tenants in the building, we will have the right to renew the Lease for five years following the expiration of its original term. We will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by us or the Landlord upon certain conditions. We paid a security deposit of $0.5 million upon execution of the Lease.

As a result of our relocation from Rockville, Maryland to Washington, D.C., we provided notice to our previous landlord that we were terminating our previous lease effective June 30, 2013. As a result of terminating this lease, we recognized expenses of $0.7 million in the fourth quarter of 2011 related to a lease termination penalty. Of this amount, $0.6 million was presented as research and development expense on the consolidated statement of operations for the year ended December 31, 2011 and $0.1 million is presented as general and administrative expense on the consolidated statement of operations for the year ended December 31, 2011. In the first quarter of 2012, we ceased using the Rockville, Maryland location and, as a result, recognized additional rent expense of $0.8 million. This $0.8 million consisted of a lease exit liability of $1.3 million for the remaining payments required under the lease and the reversal of the deferred rent balance of $0.5 million related to the Rockville, Maryland lease. The remaining costs associated with the lease exit liability are included in the table above. Of the $0.8 million, $0.6 million was presented as research and development expense on the consolidated statement of operations for the quarter ended March 31, 2012 and $0.2 million was presented as general and administrative expense on the consolidated statement of operations for the quarter ended March 31, 2012.

The following is a summary of our lease exit activity:

(in thousands)	Balance At Beginning Of Period	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Adjustments	Balance At End Of Period
Period ended:
December 31, 2011	$—	$740	$—	$—	$740
March 31, 2012	$740	$1,285	$—	$—	$2,025
June 30, 2012	$2,025	$—	$958	$(54)	$1,013

Rent expense for the six months ended June 30, 2012 and 2011 was $1.6 million and $0.5 million, respectively.

Consulting fees

We have engaged a regulatory consultant to assist in our efforts to prepare, file and obtain FDA approval of a NDA for tasimelteon. The initial term of the engagement is for the 15-month period from October 2011 to December 2012. We are obligated to pay the consultant $1.0 million between July 2012 and December 2012. As part of this engagement, and subject to certain conditions, we will be obligated to make milestone payments in the aggregate amount of $2.8 million upon the achievement of certain milestones, including $2.0 million in the event that a tasimelteon NDA is approved by the FDA. In addition to these fees and milestone payments, we are obligated to reimburse the consultant for its ordinary and necessary business expenses incurred in connection with its engagement. We may terminate the engagement at any time upon prior notice; however, subject to certain conditions, we will remain obligated to make some or all of the milestone payments if the milestones are achieved following such termination.

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

License agreements. In February 2004 and June 2004, we entered into separate license agreements with BMS and Novartis, respectively, for the exclusive rights to develop and commercialize tasimelteon and Fanapt®. On April 15, 2010, we entered into an amended license agreement with BMS. On October 12, 2009, we entered into an amended and restated sublicense agreement with Novartis. In April 2012, we entered into a license agreement with Eli Lilly and Company (Lilly) for the exclusive rights to develop and commercialize VLY-686. We are obligated to make (in the case of tasimelteon and VLY-686 and, in the case of Fanapt® in the U.S. and Canada, are entitled to receive) payments under the conditions in the agreements upon the achievement of specified clinical, regulatory and commercial milestones. If the products are successfully commercialized we will be required to pay (and in the case of Fanapt® in the U.S. and Canada, will be entitled to receive) certain royalties based on net sales for each of the licensed products.

As a result of the successful commencement of the Phase III clinical study of tasimelteon in March 2006, we met the first milestone specified in our license agreement with BMS and subsequently paid a license fee of $1.0 million. We are also obligated to make future milestone payments of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones) as well as royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. We are also obligated under this license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties.

As a result of the acceptance by the FDA of the NDA for Fanapt® in October 2007, we met a milestone under our original sublicense agreement with Novartis and subsequently paid a $5.0 million milestone fee. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, we met an additional milestone under the original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and will be amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. This term is our best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period. No amounts were recorded as liabilities relating to the license agreements included in the consolidated financial statements as of June 30, 2012, since the amounts, timing and likelihood of these payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable regulatory approvals, growth in product sales and other factors.

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

Pursuant to our license agreement with Lilly for VLY-686, we agreed to pay an initial license fee of $1.0 million and will be responsible for all development costs. Lilly is also eligible to receive additional payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2012, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.47	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of May 24, 2012 (filed as Exhibit 10.46 to the registrant’s current report on Form 8-K filed on May 30, 2012 and incorporated herein by reference).

10.48#	License, Development and Commercialization Agreement, dated as of April 12, 2012, by and between Eli Lilly and Company and the Registrant.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2012; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

#	Confidential treatment has been requested with respect to certain provisions of this exhibit.

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

Vanda Pharmaceuticals Inc.

August 3, 2012	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2012	/s/ James P. Kelly
James P. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

10.47	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of May 24, 2012 (filed as Exhibit 10.46 to the registrant’s current report on Form 8-K filed on May 30, 2012 and incorporated herein by reference).

10.48#	License, Development and Commercialization Agreement, dated as of April 12, 2012, by and between Eli Lilly and Company and the Registrant.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2012; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

#	Confidential treatment has been requested with respect to certain provisions of this exhibit.

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