Form 10-K
period 2012-12-31
Vanda Pharmaceuticals Inc.
filed 2013-02-26
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34186

VANDA PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Pennsylvania Avenue NW, Suite 300 E

Washington D.C. 20037

(202) 734-3400

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐        No  ☑

As of June 29, 2012, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $106.2 million based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market, on such date. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 20, 2013 was 28,342,659.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2013 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.

Form 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•

the inability to reach agreement with the U.S. Food and Drug Administration regarding our regulatory approval strategy or proposed path to approval for tasimelteon for the treatment of Non-24-Hour Disorder (Non-24);

•	the failure to obtain regulatory approval for our products or product candidates, particularly tasimelteon for the treatment of Non-24, or to comply with ongoing regulatory requirements;

•	a loss of rights to develop and commercialize our products, product candidates or partnered products under our license and sublicense agreements.

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapt® receives;

•	our ability to successfully commercialize Fanapt® outside of the U.S. and Canada;

•	delays in the completion of our or our partners’ clinical trials;

•	a failure of our products, product candidates or partnered products to be demonstrably safe and effective;

•	a lack of acceptance of our products, product candidates or partnered products in the marketplace, or a failure to become or remain profitable;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	our inability to obtain the capital necessary to fund our research and development or commercial activities;

•	our failure to identify or obtain rights to new products or product candidates;

•	limitations on our ability to utilize some or all of our prior net operating losses and research and development credits;

•	a loss of any of our key scientists or management personnel; and

•	losses incurred from product liability claims made against us.

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

We encourage you to read management’s discussion and analysis of our financial condition and results of operations and our consolidated financial statements contained in this annual report on Form 10-K. We also encourage you to read Item 1A of Part 1 of this annual report on Form 10-K, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (SEC) from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

ITEM 1.	BUSINESS

Overview

Vanda Pharmaceuticals Inc. (we, Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We believe that each of our products and partnered products will address markets with significant unmet medical needs. Our product portfolio includes tasimelteon, a compound for the treatment of circadian rhythm sleep disorders (CRSD), which is currently in clinical development for Non-24, Fanapt®, a compound for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis Pharma AG (Novartis), and VLY-686, a small molecule neurokinin-1 receptor (NK-1R) antagonist.

Throughout this annual report on Form 10-K, we refer to Fanapt® within the U.S. and Canada as our partnered product and we refer to Fanapt® outside the U.S. and Canada, tasimelteon and VLY-686 as our products. All other compounds are referred to herein as our product candidates. In addition, we refer to our partnered products, products and product candidates collectively as our compounds. Moreover, we refer to drug products generally as drugs or products.

Since we began our operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our compounds. Our ability to generate revenue and achieve profitability largely depends on our ability, alone or with others, to complete the development of our products or product candidates, and to obtain the regulatory approvals for and manufacture, market and sell our products and product candidates, including tasimelteon for the treatment of Non-24-Hour Disorder (Non-24) and Novartis’ ability to successfully commercialize Fanapt® in the U.S. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part I of this annual report on Form 10-K, entitled “Risk Factors.”

Our activities will necessitate significant uses of working capital throughout 2013 and beyond. We are currently concentrating our efforts on the development of tasimelteon for the treatment of Non-24 and the preparation of a New Drug Application (NDA) for tasimelteon for the treatment of Non-24 that we plan to file with the U.S. Food and Drug Administration (FDA) in mid-2013. Additionally, we and our partners continue to pursue market approval of Fanapt® in a number of foreign jurisdictions, with Israel and Argentina having already approved Fanapt® for the treatment of schizophrenia.

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

Our products target prescription markets with significant unmet medical needs. We believe that tasimelteon may represent an important new treatment option for patients with CRSDs based on its potential to be the first compound approved as a circadian regulator with a demonstrated ability to reset the master body clock and align it to a constant 24-hour day. We believe that Fanapt® may address some of the shortcomings of other currently available drugs, based on its observed safety profile.

Our strategy

Our goal is to create a leading biopharmaceutical company focused on developing and commercializing products that address critical unmet medical needs relating to central nervous system disorders through the application of our drug development expertise and our pharmacogenetics and pharmacogenomics expertise. The key elements of our strategy to accomplish this goal are to:

•

Pursue the clinical development and regulatory approval of our products and product candidates.    We believe that Vanda has built a team of capable drug developers that can take products through the development and regulatory processes towards our goal of regulatory approval in markets across the world. In markets where we do not have local expertise, we will leverage partners or consultants to assist towards us.

•

Establish our capability to commercialize products.    We intend to establish a commercial capability to market our products in certain indications and geographies. Vanda has begun to hire experienced sales and marketing professionals to enable the commercialization of our products.

•

Enter into partnerships to supplement our capabilities and to extend our commercial reach.    We intend to build commercial relationships to both supplement our capabilities in markets where we lead commercialization and to make our products available in markets where we do not intend to lead commercialization.

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

Products and partnered products

We have the following products and partnered products on the market or in clinical development:

Product or Partnered Product	Target Indications	Select Milestones
Tasimelteon	Circadian Rhythm Sleep Disorders	Phase III trial (SET Study) for Non-24 completed in December 2012; Phase III trial (RESET Study) for Non-24 completed in January 2013; Two ongoing open label safety studies
	Major Depressive Disorder (MDD)	Phase IIb/III trial (MAGELLAN) completed in January 2013
	Insomnia	Phase III trial for transient insomnia completed in 2006; Phase III trial for chronic primary insomnia completed in 2008

Fanapt® (Oral)	Schizophrenia	FDA approval in May 2009; Commercial rights in the U.S. and Canada sublicensed to Novartis in October 2009; Launched in the U.S. by Novartis in January 2010
Fanapt® (Injectable)	Schizophrenia	Phase II trial initiated by Novartis in 2011; Novartis has ceased the further clinical development of this formulation

Tasimelteon

Tasimelteon is a circadian regulator in development for the treatment of Non-24. Tasimelteon is a melatonin agonist of the human MT1 and MT2 receptors, with greater specificity for MT2. Tasimelteon’s ability to reset the master body clock in the suprachiasmatic nucleus (SCN), located in the hypothalamus, results in the entrainment of the body’s melatonin and cortisol rhythms to align to the 24-hour day-night cycle. In December 2012 and January 2013, we announced positive results for two Phase III studies for tasimelteon in the treatment of Non-24. The SET Phase III study demonstrated that tasimelteon was able to entrain the master body clock as measured by melatonin and cortisol circadian rhythms. Tasimelteon was also shown to significantly improve clinical symptoms across a number of sleep and wake measures. These results provided robust evidence of direct and clinically meaningful benefits to patients with Non-24. The RESET Phase III study demonstrated the maintenance effect of 20 milligrams (mg) of tasimelteon to entrain melatonin and cortisol circadian rhythms in individuals with Non-24. Patients treated with tasimelteon maintained their clinical benefits while patients receiving placebo showed significant deterioration in measures of nighttime sleep, daytime naps and timing of sleep. The tasimelteon Non-24 program continues towards its goal of a projected mid-2013 NDA filing with the FDA. We will meet with the FDA in the first quarter of 2013 for a pre-NDA meeting on tasimelteon in the treatment of patients with Non-24.

In January 2010, the FDA granted orphan drug designation status for tasimelteon in Non-24 in blind individuals without light perception. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. In February 2011, the European Medicines Agency (EMA) designated tasimelteon as an orphan medicinal product for the same indication.

Tasimelteon has also been studied in Major Depressive Disorder (MDD) and insomnia.

Therapeutic opportunity

Sleep disorders are segmented into three major categories: primary insomnia, secondary insomnia and CRSDs. Insomnia is a symptom complex that comprises difficulty falling asleep or staying asleep, or non-refreshing sleep, in combination with daytime dysfunction or distress. The symptom complex can be an independent disorder (primary insomnia) or be a result of another condition such as depression or anxiety (secondary insomnia). CRSDs result from a misalignment of the sleep/wake cycle and an individual’s daily activities or lifestyle. The circadian rhythm is the rhythmic output of the human biological clock and is governed by the hormones melatonin and cortisol. Both the timing of behavioral events (activity, sleep, and social interactions) and the environmental light/dark cycle result in a sleep/wake cycle that follows the circadian rhythm. Examples of CRSDs include transient disorders such as jet lag and chronic disorders such as shift work sleep disorder and Non-24. Non-24 is a serious, rare circadian rhythm disorder that affects a majority of totally blind individuals who lack light perception and cannot entrain (reset) their master body clock to the 24-hour day. Based on market research we have conducted with LEK Consulting, we believe that CRSDs represent a significant portion of the market for sleep disorders.

While there are no FDA-approved treatments for CRSDs, there are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics, such as generic zolpidem, Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Dainippon Sumitomo Pharma, Sonata® (zaleplon) by Pfizer Inc. and Silenor® (doxepin) by Somaxon Pharmaceuticals, Inc. Hypnotics work by acting upon a set of brain receptors known as GABA receptors, which are separate and distinct from the melatonin receptors to which tasimelteon binds. Several drugs in development also utilize a mechanism of action involving binding to GABA receptors. Members of the benzodiazapine class of sedatives are also approved for insomnia, but their usage has declined due to an inferior safety profile compared to hypnotics. Anecdotal evidence also suggests that sedative antidepressants, such as trazodone and doxepin, are prescribed off-label for insomnia. FDA approved drugs for the treatment of insomnia also include Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, a compound with a mechanism of action similar to tasimelteon. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin.

Limitations of current treatments

We believe that each of the drugs currently used to treat sleep disorders has inherent limitations that leave CRSD patients underserved. The key limitations include the potential for abuse, significant side effects, and a failure to address the underlying causes of CRSDs:

•

We believe that none of the drugs used and approved for sleep disorders, other than Rozerem®, work through the body’s natural sleep/wake cycle, which is governed by melatonin. We believe that, for patients whose sleep disruption is due to a misalignment of this sleep/wake cycle (as is the case in CRSD), a drug that naturally modulates the sleep/wake cycle would be an attractive new alternative because it would address the underlying cause of the sleeplessness, rather than merely addressing its symptoms.

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

Potential advantages of tasimelteon

We believe that tasimelteon may represent a breakthrough treatment option for patients with CRSDs based on the compound’s demonstrated ability to reset the master body clock and align it with the 24-hour day. We believe that tasimelteon is unlikely to be scheduled as a controlled substance by the DEA because Rozerem®, which has a similar mechanism of action to tasimelteon, was shown not to have potential for abuse and was not classified as a Schedule IV controlled substance by the DEA. Tasimelteon also appears to be safe and well-tolerated, with no significant side effects or effects on next-day performance.

Overview of Phase III clinical trials for Non-24

In December 2012, we reported positive top-line results in a randomized, double-blind, multi-center, placebo-controlled Phase III trial (SET study) that enrolled 84 patients. Tasimelteon succeeded in the primary endpoint of entrainment of the melatonin (aMT6s) rhythm as compared to placebo. Additionally, tasimelteon demonstrated significant improvements across a number of sleep and wake parameters including measures of total sleep time, nap duration, and timing of sleep. Tasimelteon also showed significant improvements over placebo in the Non-24 Clinical Response Scale (N24CRS) as well as in the Clinical Global Impression of Change (CGI-C), an overall global functioning scale. These results provide robust evidence of a direct and clinically meaningful benefit to patients with Non-24. In the SET study, tasimelteon was demonstrated to be safe and well tolerated. The trial examined 20mg of tasimelteon dosed 30 minutes before bedtime versus placebo. The SET study was an 84 patient randomized, double-masked, placebo-controlled study in patients with Non-24. The primary endpoints for this study were entrainment of the melatonin (aMT6s) rhythm to the 24-hour clock and Clinical Response as measured by entrainment plus a score of greater than or equal to 3 on N24CRS.

In January 2013, we announced positive results for the second Phase III study of tasimelteon for the treatment of Non-24. The RESET study demonstrated the maintenance effect of 20mg of tasimelteon to entrain melatonin and cortisol circadian rhythms in individuals with Non-24. Patients treated with tasimelteon maintained their clinical benefits while patients receiving placebo showed significant deterioration in measures of nighttime sleep, daytime naps, and timing of sleep. The RESET study was a 20 patient randomized withdrawal study designed to demonstrate the maintenance effect of 20mg of tasimelteon in the treatment of blind individuals with Non-24. Patients were treated with tasimelteon for three months during an open-label run-in phase. Patients who responded to tasimelteon treatment during the run-in phase, as measured by entrainment of the melatonin rhythm (aMT6s) to the 24-hour day, were then randomized to receive either placebo or continue receiving tasimelteon 20mg for 2 months. The primary endpoint of the study was the maintenance of effect as measured by entrainment of the melatonin (aMT6s) rhythm.

Two open-label safety studies are ongoing for tasimelteon in Non-24. The 3202 and 3204 clinical trials are open-label, multicenter, studies in blind subjects with Non-24 to assess the safety of tasimelteon. The tasimelteon Non-24 program continues towards its goal of a projected mid-2013 NDA filing with the FDA. We will meet with the FDA in the first quarter of 2013 for a pre-NDA meeting on tasimelteon in the treatment of patients with Non-24.

Overview of Phase III clinical trials for insomnia

In November 2006, we reported positive top-line results in a randomized, double-blind, multi-center, placebo-controlled Phase III trial that enrolled 412 adults in a sleep laboratory setting using a phase-advance, first-night assessment model of induced transient insomnia. The trial examined tasimelteon dosed 30 minutes before bedtime at 20mg, 50mg and 100mg versus placebo.

Tasimelteon achieved significant results in multiple endpoints, demonstrating a benefit in both sleep onset, or time to fall asleep, and sleep maintenance, or ability to stay asleep. Based on these trial results, we believe that tasimelteon will compare favorably to efficacy achieved by currently approved insomnia drugs. The Phase III trial also demonstrated that tasimelteon was safe and well-tolerated, with no significant side effects versus placebo and no impairment of next-day performance or mood.

In June 2008, we reported positive top-line results in a randomized, double-blind, placebo-controlled Phase III trial in chronic primary insomnia that enrolled 324 patients. The trial examined tasimelteon at 20mg and 50mg versus placebo over a period of 35 days. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance.

Overview of Phase IIb/ III clinical trials for major depressive disorder

In January 2013, Vanda reported top-line results of the Phase IIb/III clinical study (MAGELLAN) in MDD, investigating the efficacy and safety of tasimelteon as a monotherapy in the treatment of patients with MDD. The clinical study did not meet the primary endpoint of change from baseline in the Hamilton Depression Scale (HAMD-17) after 8 weeks of treatment as compared to placebo. Tasimelteon was shown to be safe and well-tolerated, consistent with observations in prior studies. Based on these proof of concept clinical study results, Vanda decided to discontinue all activities in this indication. MAGELLAN was a proof of concept, two arm (tasimelteon 20mg and placebo), 8-week, double-masked, randomized, phase IIb/III clinical study in patients with MDD. The study enrolled 507 patients in 43 sites in the U.S.

Intellectual property

Tasimelteon and its formulations, genetic markers and uses are covered by a total of 11 patent and patent application families worldwide. The primary new chemical entity patent covering tasimelteon expires normally in 2017 in the U.S. and in most European markets. We believe that, like Fanapt®, tasimelteon will meet the various criteria of the Hatch-Waxman Act and will receive five additional years of patent protection in the U.S., which would extend its new chemical entity patent protection in the U.S. until 2022. In Europe, data exclusivity will protect tasimelteon for at least ten years from approval. Outside the U.S. and Europe, data exclusivity will protect tasimelteon from generic competition for varying number of years depending on the country. Additional patent applications directed to specific sleep disorders and to methods of administration, if issued, would provide exclusivity for such indications and methods of administration. Patent applications directed to the treatment of Non-24, if granted, would provide exclusivity for this indication until at least 2033.

Our rights to the new chemical entity patent covering tasimelteon and related intellectual property have been acquired through a license with Bristol-Myers Squibb Company (BMS). Please see “License agreements” below for a discussion of this license.

Fanapt®

Fanapt® is a compound for the treatment of schizophrenia. In May 2009, the FDA granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. On October 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis in June 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. In January 2010, Novartis launched Fanapt® in the U.S. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. In October 2012, Novartis informed us that it had determined to cease the development of the long-acting injectable (or depot) formulation of Fanapt®.

We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. In December 2012, the European Medicines Agency’s (EMA) Committee for Medicinal Product for Human Use (CHMP) issued a negative opinion recommending against approval of Fanaptum™ (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the European Union. The CHMP was of the opinion that the benefits of Fanaptum™ did not outweigh its risks and recommended against marketing authorization at this point in time. In January 2013, we formally appealed the EMA’s negative opinion and requested a re-examination of the decision by the CHMP. We have entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Israel	Megapharm Ltd.

In August 2012, the Israeli Ministry of Health granted market approval for Fanapt® for the treatment of schizophrenia. In November 2012, we were notified, that Fanapt® had been granted market approval in Argentina for the treatment of schizophrenia.

Our rights to the new chemical entity patent covering Fanapt® and related intellectual property have been acquired through a license with Novartis. Please see “License agreements” below for a discussion of this license.

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

The long-acting injectable (or depot) formulation of Fanapt® is administered once every four weeks and we believe will be a compelling complement to the oral formulation for both physicians and patients. Novartis conducted a two-month Phase I/IIa safety trial of this formulation in schizophrenia patients, in which it demonstrated the benefit of consistent release over a four-week time period with no greater side effects relative to oral dosing. In October 2012, Novartis informed us that it had determined to cease the development of the depot formulation.

Intellectual property

Fanapt® and its metabolites, formulations, genetic markers and uses are covered by a total of 18 patent and patent application families worldwide. The primary new chemical entity patent covering Fanapt® was set to expire normally in 2011 in the U.S. and expired in 2010 in major markets outside the U.S. In the U.S., the United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act” provides for an extension of new chemical entity patents for a period of up to five years following the expiration of the patent covering that compound to compensate for time spent in development. Fanapt® has qualified for the full five-year patent term extension and so the term of the new chemical entity patent in the U.S. has been extended until November 2016. In addition, we expect that Fanapt® will be eligible for six months of pediatric exclusivity potentially extending the term of the new chemical entity patent in the U.S. until May 2017. In Europe, statutes provide for ten years of data exclusivity (with the potential for an additional year if the drug is developed for a significant new indication). No generic versions of Fanapt® would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, assuming that pediatric exclusivity is granted by the FDA and that we receive regulatory approval in Europe, we expect that Novartis’ rights to commercialize Fanapt® will be exclusive until May 2017 in the U.S. and our rights to commercialize Fanapt® will be exclusive for at least 10 years from approval in Europe. Outside the U.S. and Europe, data exclusivity will protect Fanapt® from generic competition for varying numbers of years depending upon the country. The patent for the microsphere long-acting injectable (or depot) formulation of Fanapt® expires in 2024 in the U.S. and 2022 in most of the major markets in Europe. The pending patent application for the aqueous microcrystals long acting injectable (or depot) formulation of Fanapt® will expire in 2023 in the U.S. The patent for the aqueous microcrystals long acting injectable (or depot) formulation of Fanapt® will expire in 2023 in most of the major markets in Europe. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapt® extend beyond 2020.

We acquired worldwide, exclusive rights to the new chemical entity patent covering Fanapt® and certain related intellectual property from Novartis under a sublicense agreement we entered into in 2004, which was amended and restated in 2009. Please see “License agreements” below for a more complete description of the rights we acquired from and relinquished to Novartis with respect to Fanapt®.

VLY-686

VLY-686 is an NK-1R antagonist that we licensed from Eli Lilly and Company (Lilly) in April 2012. NK-1R antagonists have been evaluated in a number of indications including chemotherapy-induced nausea and vomiting (CINV), post-operative nausea and vomiting (PONV), alcohol dependence, anxiety, depression and pruritus. We are currently examining the clinical and commercial profile of VLY-686. This strategic evaluation will further inform potential indications for an early development clinical program.

Intellectual property

VLY-686 is covered by a total of three patent and patent application families worldwide. The new chemical patent covering VLY-686 expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments.

License agreements

Our rights to develop and commercialize our products and product candidates are subject to the terms and conditions of licenses granted to us by other pharmaceutical companies.

Tasimelteon

In February 2004, we entered into a license agreement with BMS under which we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, we paid BMS an initial license fee of $0.5 million. We made a milestone payment to BMS of $1.0 million under this license agreement in 2006 relating to the initiation of our first Phase III clinical trial for tasimelteon. We would be obligated to make future milestone payments to BMS and Massachusetts General Hospital (MGH) of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones). In the event that a tasimelteon NDA is accepted for filing by the FDA, we will incur milestone obligations of $3.8 million. Additionally, we would be obligated to make royalty payments based on the net sales of tasimelteon at a rate which, as a percentage of net sales, is in the low teens. We would also be obligated under this license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that we receive from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. We have agreed with BMS in our license agreement for tasimelteon to use our commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work.

The license agreement with BMS was amended in May 2012 to, among other things, extend the deadline by which we must enter into a development and commercialization agreement with a third party for tasimelteon until the earliest of: (i) the date mutually agreed upon by BMS and us following the provision by us to BMS of a full written report of the Phase III clinical studies on which we intend to rely for filing for marketing authorization for tasimelteon in its first major market country (Phase III report); (ii) the date of the acceptance by a regulatory authority of the filing by us for marketing authorization for tasimelteon in a major market country following the provision by us to BMS of the Phase III report; or (iii) December 31, 2013.

If we have not entered into a development and commercialization agreement with respect to certain major market countries by the foregoing deadline, then BMS will have the option to exclusively develop and commercialize tasimelteon on its own in those countries not covered by such an agreement on pre-determined financial terms, including milestone and royalty payments. In addition to the foregoing, pursuant to the May 2012 amendment, our deadline for filing an NDA with the FDA for tasimelteon was extended until January 1, 2014.

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

In October 2009, we entered into an amended and restated sublicense agreement with Novartis which amended and restated our June 2004 sublicense agreement with Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. In October 2012, Novartis informed us that it had determined to cease the development of the long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Based on the current sales performance of Fanapt® in the U.S. and the decision by Novartis to cease development of the long-acting injectable (or depot) formulation of Fanapt®, we expect that some or all of these commercial and development milestones will not be achieved by Novartis. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada.

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

VLY-686

In April 2012, we entered into a license agreement with Lilly pursuant to which we acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, VLY-686, for all human indications.

Pursuant to the agreement, we paid Lilly an initial license fee of $1.0 million and we will be responsible for all development costs. Lilly is also eligible to receive additional payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. We have agreed to use commercially reasonable efforts to develop and commercialize VLY-686.

Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other. In the event that we terminate the agreement, or if Lilly terminates the agreement due to our breach or for certain other reasons set forth in the agreement, all rights licensed and developed by us under the agreement will revert or otherwise be licensed back to Lilly on an exclusive basis, subject to payment by Lilly to us of a royalty on net sales of products that contain VLY-686.

Government regulation

Government authorities in the U.S., at the federal, state and local level, as well as foreign countries and local foreign governments, regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, import and export of our products. Other than Fanapt® in the U.S., Israel and Argentina, all of our compounds will require regulatory approval by government agencies prior to commercialization. In particular, human pharmaceutical products are subject to rigorous pre-clinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate domestic and foreign laws, rules and regulations require the expenditure of significant time and human and financial resources.

United States government regulation

FDA approval process

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, as amended, and implements regulations. If we fail to comply with the applicable requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any such sanction could have a material adverse effect on our business.

The steps required before a drug may be marketed in the U.S. include:

•	pre-clinical laboratory tests, animal studies and formulation studies under Current Good Laboratory Practices (cGLP);

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication for which approval is sought;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with Current Good Manufacturing Practices (cGMP); and

•	FDA review and approval of the NDA.

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

Pilot studies generally are conducted in a limited patient population, approximately three to 25 subjects, to determine whether the drug warrants further clinical trials based on preliminary indications of efficacy. These pilot studies may be performed in the U.S. after an IND has become effective or outside of the U.S. prior to the filing of an IND in the U.S. in accordance with applicable government regulations and institutional procedures.

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

•

Phase I: refers typically to closely-monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or healthy volunteer subjects. Phase I trials are designed to determine the safety, metabolism and pharmacologic actions of a drug in humans, the potential side effects associated with increasing drug doses and, if possible, to gain early evidence of the drug’s effectiveness. Phase I trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational new drugs are used as research tools to explore biological phenomena or disease processes. During Phase I trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid Phase II studies. The total number of subjects and patients included in Phase I trials varies, but is generally in the range of 20 to 80 people.

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

Before approving an NDA, the FDA will inspect the facility or facilities where the drug is manufactured. The FDA will not approve the application unless cGMP compliance is satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines that the NDA, manufacturing process or manufacturing facilities are not acceptable, it will issue complete response letter (CRL), in which it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA may ultimately decide that the NDA does not satisfy the regulatory criteria for approval and refuse to approve the NDA.

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

In September 2007, the Food and Drug Administration Amendments Act, or the FDAAA, was enacted into law, amending both the FDC Act and the Public Health Service Act. The FDAAA made a number of substantive and incremental changes to the review and approval processes in ways that could make it more difficult or costly to obtain approval for new pharmaceutical products, or to produce, market and distribute existing pharmaceutical products. Most significantly, the law changed the FDA’s handling of postmarked drug product safety issues by giving the FDA authority to require post approval studies or clinical trials, to request that safety information be provided in labeling, or to require an NDA applicant to submit and execute a Risk Evaluation and Mitigation Strategy, or REMS.

The FDAAA made certain changes to the user fee provisions to permit the use of user fee revenue to fund the FDA’s drug product safety activities and the review of Direct-to-Consumer advertisements. The Food and Drug Administration Safety and Innovation Act of 2012, which became effective in October 2012, reauthorized the authority of the FDA to collect user fees to fund the FDA’s review activities.

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

Under European Union regulatory systems, we may submit MAAs either under a centralized or decentralized procedure. The centralized procedure, which is available for drugs produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. This authorization is a marketing authorization approval. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure.

In addition, regulatory approval of prices is required in most countries other than the U.S. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our partners.

Third-party reimbursement and pricing controls

In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us or our partners to go through the process of seeking reimbursement from Medicare and private payors. Our compounds may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us or our partners to sell our compounds on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes additional requirements for the distribution and pricing of prescription drugs which may affect the marketing of our compounds.

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

In October 2009, we entered into an amended and restated sublicense agreement with Novartis pursuant to which Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010.

We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. In December 2012, the CHMP issued a negative opinion recommending against approval of Fanaptum™ (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the European Union. The CHMP was of the opinion that the benefits of Fanaptum™ did not outweigh its risks and recommended against marketing authorization at this point in time. In January 2013, we formally appealed the EMA’s negative opinion and requested a re-examination of the decision by the CHMP. We have entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Israel	Megapharm Ltd.

In August 2012, the Israeli Ministry of Health granted market approval for Fanapt® for the treatment of schizophrenia. In November 2012, we were notified that Fanapt® had been granted market approval in Argentina for the treatment of schizophrenia.

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

Fanapt®, tasimelteon and VLY-686 are covered by new chemical entity and other patents. These patents cover the active pharmaceutical ingredient and provide patent protection for all formulations containing these active pharmaceutical ingredients. The new chemical entity patent for Fanapt® is owned by sanofi-aventis, and other patents and patent applications relating to Fanapt® are owned by Novartis. BMS owns the new chemical entity patent for tasimelteon and Lilly owns the new chemical entity patent for VLY-686. We originally obtained exclusive worldwide rights to develop and commercialize the compounds covered by these patents through license and sublicense arrangements. However, pursuant to the amended and restated sublicense agreement with Novartis, Novartis obtained exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. For more on these license and sublicense arrangements, please see “License agreements” above. In addition, we have generated intellectual property, and filed patent applications covering this intellectual property, for Fanapt® and tasimelteon.

The new chemical entity patent covering Fanapt® was set to expire normally in 2011 in the U.S. and expired in 2010 in major markets outside of the U.S. The new chemical entity patent covering tasimelteon expires in 2017 in the U.S. and most European markets. The new chemical entity patent covering VLY-686 expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments. Additionally, Fanapt® has qualified for the full five-year patent term extension and so the term of the new chemical entity patent in the U.S. has been extended until November 2016. A similar extension is expected to be available for tasimelteon and may also be available for VLY-686. Fanapt® will also be eligible for 6 months of additional protection for completing studies in the pediatric population potentially extending the term of the new chemical entity parent in the U.S. until May 2017. These studies, for which Novartis is responsible, are required by the FDA approval letter. In Europe, statutes provide for ten years of data exclusivity, with the potential for an additional year if the company develops the drug for a significant new indication. No generic versions of Fanapt® would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, assuming that pediatric exclusivity is granted by the FDA and that we receive regulatory approval in Europe, we expect that Novartis’ rights to commercialize Fanapt® will be exclusive until May 2017 in the U.S. and our rights in Europe would be exclusive for at least 10 years from approval in Europe. Data exclusivity periods in other countries vary from country to country. The patent for the microsphere long-acting injectable (or depot) formulation of Fanapt® expires in 2024 in the U.S. and 2022 in most of the major markets in Europe. The pending patent application for the aqueous microcrystals long acting injectable (or depot) formulation of Fanapt® will expire in 2023 in the U.S. The patent for the aqueous microcrystals long acting injectable (or depot) formulation of Fanapt® will expire in 2023 in most of the major markets in Europe. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapt® extend beyond 2020.

Aside from the new chemical entity patents and other in-licensed patents relating to Fanapt®, tasimelteon and VLY-686, as of December 31, 2012 we had 29 patent and patent application families, most of which have been filed in key markets including the U.S., relating to Fanapt® and tasimelteon. In addition, we had five other patent applications relating to compounds not presently in clinical studies. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering other product candidates, pharmaceutical compositions and methods of use.

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

Research and Development

We have built a research and development organization that includes extensive expertise in the scientific disciplines of pharmacogenetics and pharmacogenomics. We operate cross-functionally and are led by an experienced research and development management team. We use rigorous project management techniques to assist us in making disciplined strategic research and development program decisions and to help limit the risk profile of our product pipeline. We also access relevant market information and key opinion leaders in creating target product profiles and, when appropriate, as we advance our programs towards commercialization. We engage third parties to conduct portions of our preclinical research. In addition, we utilize multiple clinical sites to conduct our clinical trials; however we are not substantially dependent upon any one of these sites for our clinical trials nor do any of them conduct a major portion of our clinical trials.

We incurred $45.4 million, $29.0 million and $12.3 million in research and development expenses in the years ended December 31, 2012, 2011 and 2010, respectively.

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

We intend to rely on third-party contract manufacturers to produce sufficient quantities for large-scale commercialization of our products and product candidates once approved for commercial use. If we do enter into commercial manufacturing arrangements with third parties, these third-party manufacturers will be subject to extensive governmental regulation. Specifically, regulatory authorities in the markets which we intend to serve will require that drugs be manufactured, packaged and labeled in conformity with cGMP or equivalent foreign standards. We intend to engage only those contract manufacturers who have the capability to manufacture drugs in compliance with cGMP and other applicable standards in bulk quantities for commercial use.

Competition

The pharmaceutical industry and the central nervous system segment of that industry, in particular, is highly competitive and includes a number of established large and mid-sized companies with greater financial, technical and personnel resources than we have and significantly greater commercial infrastructures than we have. Our market segment also includes several smaller emerging companies whose activities are directly focused on our target markets and areas of expertise. Our compounds, once approved for commercial use, will compete with numerous therapeutic treatments offered by these competitors. While we believe that our compounds will have certain favorable features, existing and new treatments may also possess advantages. Additionally, the development of other drug technologies and methods of disease prevention are occurring at a rapid pace. These developments may render our compounds or technologies obsolete or noncompetitive.

We believe the primary competitors for tasimelteon and Fanapt® are as follows:

•

For tasimelteon in the treatment of CRSDs, there are no approved direct competitors. Insomnia treatments include, Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Dainippon Sumitomo Pharma, Sonata® (zaleplon) by Pfizer Inc., Silenor® (doxepin) by Somaxon Pharmaceuticals, Inc., generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin.

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

Employees

As of December 31, 2012, we had 40 full-time employees. Of these employees, 24 were primarily engaged in research and development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Corporate Information

We were incorporated in Delaware in 2002. Our principal executive offices are located at 2200 Pennsylvania Avenue NW, Suite 300E, Washington D.C. 20037, and our telephone number is (202) 734-3400. Our website address is www.vandapharma.com and the information contained in, or that can be accessed through, our website is not part of this annual report and should not be considered part of this annual report.

Available Information

Vanda Pharmaceuticals Inc. files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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

Risks related to our business and industry

If the FDA does not accept for filing the NDA that we intend to submit for tasimelteon for the treatment of Non-24, regulatory authorities determine that our clinical trial results for tasimelteon for the treatment of Non-24 do not demonstrate adequate safety and efficacy, or the FDA does not approve an applicable PDUFA date, continued development of tasimelteon will be significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.

We commenced our Phase III program for tasimelteon for the treatment of Non-24-Hour Disorder (Non-24) in the third quarter of 2010. In December 2012, we reported positive top-line results in a randomized, double-blind, multi-center, placebo-controlled Phase III trial (SET study) that enrolled 84 patients. In January 2013, we announced positive results for the second Phase III study of tasimelteon for the treatment of Non-24. In addition, we have two ongoing open-label safety studies for tasimelteon in treatment of Non-24. Based on the results of our completed trials, we intend to submit a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) in mid-2013. We will meet with the FDA in the first quarter of 2013 for a pre-NDA meeting on tasimelteon in the treatment of patients with Non-24. Any adverse developments or results or perceived adverse developments or results with respect to our pre-NDA meeting with the FDA, our regulatory submission or the tasimelteon Phase III program will significantly harm our business and could cause the market price of our stock to decline. Examples of such adverse developments include, but are not limited to:

•	the FDA determining that additional clinical studies are required with respect to the Phase III program in Non-24;

•	safety, efficacy or other concerns arising from clinical or non-clinical studies in this program; or

•	the FDA determining that the Phase III program in Non-24 raises safety concerns or does not demonstrate adequate efficacy.

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

The process of obtaining FDA and other required regulatory approvals and clearances can take many years and will require us and, in the case of partnered products, our partners to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical trials that will be required for FDA approval varies depending on the compound, the disease or condition that the compound is in development for, and the requirements applicable to that particular compound. The FDA can delay, limit or deny approval of a compound for many reasons, including that:

•	a compound may not be shown to be safe or effective;

•	the FDA may interpret data from pre-clinical and clinical trials in different ways than we or our partners do;

•	the FDA may not approve our or our partners’ manufacturing processes or facilities;

•	a compound may not be approved for all the indications we or our partners request;

•	the FDA may change its approval policies or adopt new regulations;

•	the FDA may not meet, or may extend, the Prescription Drug User Fee Act (PDUFA) date with respect to a particular NDA; and

•	the FDA may not agree with our or our partners’ regulatory approval strategies or components of the regulatory filings, such as clinical trial designs.

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

Moreover, the marketing, distribution and manufacture of approved products remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in, among other things:

•	warning letters;

•	fines;

•	civil penalties;

•	injunctions;

•	recall or seizure of products;

•	total or partial suspension of production;

•	refusal of the government to grant future approvals;

•	withdrawal of approvals; and

•	criminal prosecution.

Any delay or failure to obtain regulatory approvals for our compounds will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our compounds. Other than Fanapt® in the U.S., Israel and Argentina, we have not received regulatory approval to market any of our compounds in any jurisdiction.

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

We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. In December 2012, the European Medicines Agency’s (EMA) Committee for Medicinal Product for Human Use (CHMP) issued a negative opinion recommending against approval of Fanaptum™ (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the European Union. The CHMP was of the opinion that the benefits of Fanaptum™ did not outweigh its risks and recommended against marketing authorization at this point in time. In January 2013, we formally appealed the EMA’s negative opinion and requested a re-examination of the decision by the CHMP. We may not be successful in obtaining a positive decision from CHMP of our appeal.

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

Our activities will necessitate significant uses of working capital throughout 2013 and beyond. As of December 31, 2012, our total cash and cash equivalents and marketable securities were $120.4 million. Our long term capital requirements are expected to depend on many factors, including, among others:

•	our ability to commercialize tasimelteon globally;

•	the amount of royalty and milestone payments received from our commercial partners;

•	our ability to commercialize Fanapt® outside the U.S. and Canada;

•	costs of developing and maintaining sales, marketing and distribution channels and our ability to sell our products;

•	costs involved in establishing manufacturing capabilities for commercial quantities of our products;

•	the number of potential formulations, products and product candidates in development;

•	progress with pre-clinical studies and clinical trials;

•	time and costs involved in obtaining regulatory (including FDA) approval;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims;

•	competing technological and market developments;

•	market acceptance of our products;

•	costs for recruiting and retaining employees and consultants;

•	costs for training physicians; and

•	legal, accounting, insurance and other professional and business related costs.

We expect to continue to receive royalty payments and hope to receive commercial and development milestone payments relating to Fanapt® in connection with our amended and restated sublicense agreement with Novartis. Based on the current sales performance of Fanapt® in the U.S. and the decision by Novartis to cease development of the long-acting injectable (or depot) formulation of Fanapt®, we expect that some or all of these commercial and development milestones will not be achieved by Novartis. As a result, we may need to raise additional capital to fund our anticipated operating expenses and execute on our business plans. In our capital-raising efforts, we may seek to sell debt securities or additional equity securities or obtain a bank credit facility, or enter into partnerships or other collaboration agreements. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and may also result in a lower price for our common stock. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that could restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our planned activities, we may not be able to continue operations, or we may have to enter into partnerships or other collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These partnerships or collaborations, if consummated prior to proof-of-efficacy or safety of a given product, could impair our ability to realize value from that product. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technologies or products, take advantage of business opportunities or respond to competitive market pressures, any of which would materially harm our business, financial condition and results of operations.

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

Our future success will depend on our or our partners’ ability to demonstrate and maintain a competitive advantage with respect to our compounds and our ability to identify and develop additional products or product candidates through the application of our pharmacogenetics and pharmacogenomics expertise. Large, fully integrated pharmaceutical companies, either alone or together with collaborative partners, have substantially greater financial resources and have significantly greater experience than we do in:

•	developing products and product candidates;

•	undertaking pre-clinical testing and clinical trials;

•	obtaining FDA and other regulatory approvals of products and product candidates; and

•	manufacturing, marketing and selling products.

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

Fanapt® (and our other compounds, if successfully developed and approved for commercial sale) will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our compounds may also compete with new products currently under development by others or with products which may cost less than our compounds. Physicians, patients, third party payors and the medical community may not accept or utilize any of our compounds that may be approved. If Fanapt® and our other compounds (if and when approved) do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. We believe the primary competitors for Fanapt® and tasimelteon are as follows:

•

For tasimelteon in the treatment of CRSDs, there are no approved direct competitors. Insomnia treatments include, Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Dainippon Sumitomo Pharma, Sonata® (zaleplon) by Pfizer Inc., Silenor® (doxepin) by Somaxon Pharmaceuticals, Inc., generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin.

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

We have no experience selling, marketing or distributing products, other than providing assistance to Novartis relating to the U.S. commercialization of Fanapt®, which may make commercializing our products and product candidates difficult.

At present, we have no marketing experience, other than providing assistance to Novartis relating to the U.S. commercialization of Fanapt®. Therefore, in order for us to commercialize Fanapt®, outside the U.S. and Canada, or our other compounds, including tasimelteon, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties. For example, we rely completely on Novartis to market, sell and distribute Fanapt® in the U.S. and Canada.

For the commercialization of Fanapt® outside the U.S. and Canada or our other compounds, we may not be able to establish, other than those currently established, sales and distribution partnerships on acceptable terms or at all. In regard to our current foreign partners and any additional distribution arrangements or other agreements we may enter into, our success will be materially dependent upon the performance of our partner. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products and product candidates without partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage against companies with broader product lines; and

•	unforeseen costs associated with creating our own sales and marketing team or with entering into a partnering agreement with an independent sales and marketing organization.

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

Our ability to generate revenue for the next few years will depend substantially on the success of Fanapt® and the sales of this product by Novartis in the U.S. and Canada. The ability of Fanapt® to generate revenue at the levels we expect will depend on many factors, including the following:

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapt® receives;

•	the amount of resources and efforts utilized by Novartis in relation to the commercialization of Fanapt®;

•	the ability of patients to be able to afford Fanapt® or obtain health care coverage that covers Fanapt®;

•	acceptance of, and ongoing satisfaction, with Fanapt® by the medical community, patients receiving therapy and third party payers;

•	a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

•	the size of the market for Fanapt®;

•	successfully expanding and sustaining manufacturing capacity to meet demand;

•	cost and availability of raw materials;

•	safety concerns in the marketplace for schizophrenia therapies;

•	regulatory developments relating to the manufacture or continued use of Fanapt®;

•	decisions as to the timing of product launches, pricing and discounts;

•	the competitive landscape for approved and developing therapies that will compete with Fanapt®;

•	Novartis’ ability to obtain regulatory approval in Canada for Fanapt® and our or our partners’ ability to obtain regulatory approval for Fanapt® in countries outside the U.S. and Canada;

•	our ability to successfully develop and commercialize Fanapt®, including a long-acting injectable (or depot) formulation of Fanapt®, outside of the U.S. and Canada; and

•	the unfavorable outcome or other negative effects of any potential litigation relating to Fanapt®.

We entered into an amended and restated sublicense agreement with Novartis to commercialize Fanapt® in the U.S. and Canada. As such, we are not directly involved in the marketing or sales efforts for Fanapt® in the U.S. and Canada. Our revenues for the forseeable future depend substantially on royalties and milestone payments we may receive from Novartis. Pursuant to the amended and restated sublicense agreement with Novartis, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Based on the current sales performance of Fanapt® in the U.S. and the decision by Novartis to cease development of the long-acting injectable (or depot) formulation of Fanapt®, we expect that some or all of these commercial and development milestones will not be achieved by Novartis. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. Such royalties may not be significant and will depend on numerous factors, many of which we cannot control. We cannot control the amount and timing of resources that Novartis may devote to Fanapt®. If Novartis fails to successfully commercialize Fanapt® in the U.S. or fails to develop and commercialize Fanapt® in Canada, if Novartis’ efforts are not effective, or if Novartis focuses its efforts on other schizophrenia therapies or schizophrenia drug candidates, our business will be negatively affected. If Novartis does not successfully commercialize Fanapt® in the U.S. or Canada, we will receive limited revenues from them. Although we have developed and continue to develop additional products and product candidates for commercial introduction, we expect to be substantially dependent on sales from Fanapt® for the foreseeable future. For reasons outside of our control, including those mentioned above, sales of Fanapt® may not meet our or financial or industry analysts’ expectations. Any significant negative developments relating to Fanapt®, such as safety or efficacy issues, the introduction or greater acceptance of competing products or adverse regulatory or legislative developments, will have a material adverse effect on our financial condition and results of operations.

If our compounds are determined to be unsafe or ineffective in humans, whether commercially or in clinical trials, our business will be materially harmed.

Despite the FDA’s approval of the NDA for Fanapt® in May 2009 and the positive results of our completed trials for Fanapt® and tasimelteon, we are uncertain whether either of these products will ultimately prove to be effective and safe in humans. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of our compounds, whether in clinical trials or commercially, may reveal that the compound is ineffective, unacceptably toxic, has other undesirable side effects, is difficult to manufacture on a large scale, is uneconomical, infringes on proprietary rights of another party or is otherwise not fit for further use. If our compounds are determined to be unsafe or ineffective in humans, our business will be materially harmed.

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

Clinical development efforts performed by us or our partners may not be successfully completed. Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the compounds and the size of the prospective patient population. The commencement and rate of completion of clinical trials for our compounds may be delayed by many factors, including:

•	the inability to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials;

•	delays in beginning a clinical trial;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	poor effectiveness of our compounds during clinical trials;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.

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

In addition, if after receiving marketing approval of a compound, we, our partners or others later identify undesirable side effects caused by such compound, we or our partners could face one or more of the following:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may withdraw their approval of the compound;

•	we or our partners may be required to change the way the compound is administered, conduct additional clinical trials or change the labeling of the compound; and

•	our, our partner’s or the compound’s reputation may suffer.

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

As of December 31, 2012, we had an accumulated deficit of $291.1 million, and we cannot estimate with precision the extent of our future losses. Our ability to generate revenue and achieve profitability largely depends on Novartis’ and our ability to sell Fanapt®. Novartis launched Fanapt® in the U.S. in the first quarter of 2010 and sales to date have not met our expectations. Fanapt® may continue to not be as commercially successful as we expected, Novartis may not succeed in gaining additional market acceptance of Fanapt® in the U.S. or developing and commercializing Fanapt® in Canada, and we may not succeed in commercializing Fanapt® outside of the U.S. and Canada. In addition, we may not succeed in commercializing any other compounds. Tasimelteon is presently in development for Non-24 and will require significant resources prior to market approval. We may not be profitable even if our compounds are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our compounds in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

There can be no assurance that we will achieve sustained profitability. Our ability to achieve sustained profitability in the future depends, in part, upon:

•	our and our partners’ ability to obtain and maintain regulatory approval for our compounds, both in the U.S. and in foreign countries;

•	Novartis’ ability to successfully market and sell Fanapt® in the U.S. and Canada and achieve certain product development and sales milestones;

•	our and our partners’ ability to successfully commercialize Fanapt® outside the U.S. and Canada;

•	our ability to enter into and maintain agreements to develop and commercialize our products and product candidates;

•	our and our partners’ ability to develop, have manufactured and market our products and product candidates;

•	our and our partners’ ability to obtain adequate reimbursement coverage for our compounds from insurance companies, government programs and other third party payors; and

•	our ability to obtain additional research and development funding from collaborative partners or funding for our products and product candidates.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, upon:

•	the progress of our research and development programs for our products and product candidates, including clinical trials;

•	the time and expense that will be required to pursue FDA and/or foreign regulatory approvals for our compounds and whether such approvals are obtained on a timely basis, if at all;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the cost of operating and maintaining development and research facilities;

•	the cost of third party manufacturers;

•	the number of product candidates we pursue;

•	how competing technological and market developments affect our compounds;

•	the cost of possible acquisitions of technologies, compounds, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the costs and effects of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

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

Our business is subject to extensive government regulation and oversight. As a result, we may become subject to governmental actions which could materially and adversely affect our business, results of operations and financial condition, including:

•

new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to patent protection and enforcement, health care availability, method of delivery and payment for health care products and services or our business operations generally;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	new laws, regulations and judicial decisions affecting pricing or marketing; and

•	changes in the tax laws relating to our operations.

In addition, the Food and Drug Administration Amendments Act of 2007 or the FDAAA included new authorization for the FDA to require post-market safety monitoring, along with a clinical trials registry, and expanded authority for the FDA to impose civil monetary penalties on companies that fail to meet certain commitments. The amendments, among other things, require some new drug applicants to submit risk evaluation and minimization strategies to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Companies that violate the law are subject to substantial civil monetary penalties. Additional measures have also been enacted to address the perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. While the FDAAA has had, and is expected to have, a substantial effect on the pharmaceutical industry, the full extent of that effect is not yet known. As the FDA issues further regulations, guidance and interpretations relating to this legislation, the impact on the industry as well as our business will become clearer. The requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products. Our and our partners’ ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

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

We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include:

•	mergers;

•	acquisitions;

•	strategic alliances;

•	licensing agreements; and

•	co-promotion and similar agreements.

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

Our operating results will continue to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs;

•	variations in the level of expenses related to our products, product candidates or future development programs;

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•	the timing and amount of royalties or milestone payments;

•	regulatory developments affecting our compounds or those of our competitors;

•	product sales;

•	cost of product sales;

•	marketing and other expenses;

•	manufacturing or supply issues;

•	any intellectual property infringement or other lawsuit in which we may become involved; and

•	the timing and recognition of stock-based compensation expense.

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

Fanapt® (iloperidone) is based in part on patents and other intellectual property owned by sanofi-aventis and Novartis. Titan Pharmaceuticals, Inc. (Titan) holds an exclusive license from sanofi-aventis to the intellectual property owned by sanofi-aventis, and Titan has sublicensed its rights under such license on an exclusive basis to Novartis. We acquired exclusive rights to this and other intellectual property through a further sublicense from Novartis. The sublicense with Novartis was amended and restated in October of 2009 to provide Novartis with exclusive rights to commercialize Fanapt® in the U.S. and Canada and further develop and commercialize a long-acting injectable or depot formulation of Fanapt® in the U.S. and Canada. In October 2012, Novartis informed us that it had determined to cease development of the long-acting (or depot) formulation of Fanapt®. We retained exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union, as well as Switzerland, Norway, Liechtenstein and Iceland. We may lose our rights to develop and commercialize Fanapt® outside the U.S. and Canada if we fail to comply with certain requirements in the amended and restated sublicense agreement regarding our financial condition, or if we fail to comply with certain diligence obligations regarding our development or commercialization activities or if we otherwise breach the amended and restated sublicense agreement and fail to cure such breach. Our rights to develop and commercialize Fanapt® outside the U.S. and Canada may be impaired if we do not cure breaches by Novartis of similar obligations contained in its sublicense agreement with Titan. Our loss of rights in Fanapt® to Novartis would have a material adverse effect on our business, financial condition and results of operations. In addition, if Novartis breaches the amended and restated sublicense agreement with respect to its commercialization activities in the U.S. or Canada, we may terminate Novartis’ commercialization rights in the applicable country. We would no longer receive royalty payments from Novartis in connection with such country in the event of such termination.

VLY-686 is based in part on patents that we have licensed on an exclusive basis and other intellectual property licensed from Lilly. Lilly may terminate our license if we fail to use our commercially reasonable efforts to develop and commercialize VLY-686 or if we materially breach the agreement and fail to cure that breach. In the event that we terminate our license, or if Lilly terminates our license for the reasons stated above, all of our rights to VLY-686 (including any intellectual property we develop with respect to VLY-686) will revert back to Lilly, subject to payment by Lilly to us of a royalty on net sales of products that contain VLY-686.

If our efforts to protect the proprietary nature of the intellectual property related to our compounds are not adequate, we may not be able to compete effectively in our markets.

In addition to the rights we have licensed from Novartis, BMS and Lilly relating to our compounds, we rely upon intellectual property we own relating to these compounds, including patents, patent applications and trade secrets. As of December 31, 2012, excluding in-licensed patents and patent applications, we had 29 patent and patent application families, most of which have been filed in key markets including the U.S., and one pending Patent Cooperation Treaty application, relating to Fanapt® and tasimelteon. In addition, we had five other patent applications relating to compounds not presently in clinical studies. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we generally rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products and partnered products, our business will be harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term restoration for tasimelteon, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to tasimelteon’s U.S. “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2022. In August 2011, the U.S. Patent and Trademark Office issued a certificate of extension under the Hatch-Waxman Act, extending by five years the term of sanofi-aventis’ new chemical entity patent relating to Fanapt® to November 2016. Fanapt® will also be eligible for 6 months of additional protection for successfully completing studies in the pediatric population potentially extending the term of the new chemical entity parent in the U.S. until May 2017. The patent for the microsphere long-acting injectable (or depot) formulation of Fanapt® expires in 2024 in the U.S. and 2022 in most of the major markets in Europe. The pending patent application for the aqueous microcrystals long acting injectable (or depot) formulation of Fanapt® will expire in 2023 in the U.S. The patent for the aqueous microcrystals long acting injectable (or depot) formulation of Fanapt® will expire in 2023 in most of the major markets in Europe. A directive in the European Union provides that companies that receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive is of material importance with respect to Fanapt®, since the European new chemical entity patent for Fanapt® has expired.

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

Our research, development and commercialization activities involve the controlled use of potentially hazardous substances, including toxic chemical and biological materials. Although our goal is for our safety procedures for handling and disposing of such materials to comply with state and federal standards, there will always be the risk of contamination, injury or other damages resulting from these hazardous substances. If we were to become liable for an accident, or if we or our partners or manufacturers were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could materially harm our business, results of operations and financial condition.

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

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between December 31, 2011 and December 31, 2012, the high and low sale prices of our common stock as reported on the NASDAQ Global Market varied between $2.92 and $5.47. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors;

•	the outcome of regulatory review relating to products under development by us or our competitors;

•	regulatory developments in the U.S. and foreign countries;

•	developments concerning any collaboration or other strategic transaction we may undertake;

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•	termination or delay of development or commercialization program(s) by our partners;

•	safety issues with our products or those of our competitors;

•	our partners’ ability to successfully commercialize our partnered products;

•	our ability to successfully execute our commercialization strategies;

•	announcements of technological innovations or new therapeutic products or methods by us or others;

•	actual or anticipated variations in our quarterly operating results;

•	changes in estimates of our financial results or recommendations by securities analysts or failure to meet such financial expectations;

•	changes in government regulations or policies;

•	changes in patent legislation or patent decisions or adverse changes to patent law;

•	additions or departures of key personnel or members of our board of directors;

•	publicity regarding actual or potential transactions involving us; or

•	economic, political and other external factors beyond our control.

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

In addition to our outstanding common stock, as of December 31, 2012, there were a total of 6,243,008 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

If we fail to maintain the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified listing criteria in order to maintain our listing on the NASDAQ Global Market. If we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the over-the-counter bulletin board. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

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

Moreover, in September 2008, our board of directors adopted a rights agreement, the provisions of which could result in significant dilution of the proportionate ownership of a potential acquirer and, accordingly, could discourage, delay or prevent a change in our management or control over us.

Unstable market, credit and financial conditions may exacerbate certain risks affecting our business and have serious adverse consequences on our business.

The global economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a lingering economic downturn or significant increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans.

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

In addition, we rely on third parties for several important aspects of our business. For example, we depend upon Novartis for Fanapt® royalty revenue, we use third party contract research organizations for many of our clinical trials, and we rely upon several single source providers of raw materials and contract manufacturers for the manufacture of our products and product candidates. Due to the recent tightening of global credit and the continued deterioration in the financial markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In the second quarter of 2012, we relocated our headquarters to 21,400 square feet of leased office space at 2200 Pennsylvania Avenue NW, Washington, D.C. 20037. Management believes that our current facility is suitable for and adequate to meet our anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Market under the symbol “VNDA.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The NASDAQ Global Market:

Year Ended December 31, 2012	High	Low
First quarter	$5.47	$4.40
Second quarter	4.82	3.93
Third quarter	4.64	3.90
Fourth quarter	4.42	2.92

Year Ended December 31, 2011	High	Low
First quarter	$10.17	$6.61
Second quarter	8.45	6.75
Third quarter	7.80	4.89
Fourth quarter	6.06	4.33

As of February 15, 2013, there were 10 holders of record of our common stock.

Dividends

The Company has not paid dividends to its stockholders (other than a dividend of preferred share purchase rights which was declared in September 2008) since its inception and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2007 and its relative performance is tracked through December 31, 2012. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s common stock. We have not paid dividends to our stockholders since the inception (other than a dividend of preferred share purchase rights which was declared in September 2008) and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.

(in thousands, except for share and per share amounts)	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of operations data
Revenue	$32,727	$31,720	$35,709	$4,548	$—
Operating expenses:
Cost of sales	129	—	2,891	1,915	—
Research and development	45,446	28,996	12,338	13,874	23,936
General and administrative	13,882	11,486	10,147	23,724	28,909
Intangible asset amortization	1,495	1,495	1,495	983	—

Total operating expenses	60,952	41,977	26,871	40,496	52,845

Income (loss) from operations	(28,225)	(10,707)	8,838	(35,948)	(52,845)
Other income	561	461	431	89	1,781

Income (loss) before tax provision	(27,664)	(10,246)	9,269	(35,859)	(51,064)
Tax provision (benefit)	—	(444)	2,077	—	—

Net income (loss)	$(27,664)	$(9,802)	$7,192	$(35,859)	$(51,064)

Net income (loss) per share:
Basic	$(0.98)	$(0.35)	$0.26	$(1.33)	$(1.92)
Diluted	$(0.98)	$(0.35)	$0.25	$(1.33)	$(1.92)
Shares used in calculations of net income (loss) per share:
Basic	28,228,409	28,106,831	27,916,388	27,015,271	26,650,126
Diluted	28,228,409	28,106,831	28,534,617	27,015,271	26,650,126

	December 31,
	2012	2011	2010	2009	2008
Balance sheet data
Cash and cash equivalents	$88,772	$87,923	$42,559	$205,295	$39,079
Marketable securities, current	31,631	60,961	155,478	—	7,379
Marketable securities, non-current	—	19,012	—	—	—
Working capital	93,705	121,882	169,546	181,417	44,335
Total assets	135,448	182,618	213,101	225,714	49,934
Total liabilities	125,543	149,144	175,370	202,683	3,914
Accumulated deficit	(291,107)	(263,443)	(253,641)	(260,833)	(224,974)
Total stockholders’ equity	9,905	33,474	37,731	23,031	46,020

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K include historical information and other information with respect to our plans and strategy for our business and contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the “Risk Factors” section of this report and elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We believe that each of our products and partnered products will address a large market with significant unmet medical needs by offering advantages over currently available therapies. Our product portfolio includes Fanapt® (iloperidone), a compound for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis Pharma AG (Novartis), tasimelteon, a compound for the treatment of circadian rhythm sleep disorders (CRSD), which is currently in clinical development for the treatment of Non-24, and VLY-686, a small molecule neurokinin-1 receptor (NK-1R) antagonist.

In December 2012 and January 2013, we announced positive results for two Phase III studies for tasimelteon in the treatment of Non-24-Hour Disorder (Non-24). The SET Phase III study demonstrated that tasimelteon was able to entrain the master body clock as measured by melatonin and cortisol circadian rhythms. Tasimelteon was also shown to significantly improve clinical symptoms across a number of sleep and wake measures. These results provided robust evidence of direct and clinically meaningful benefits to patients with Non-24. The RESET Phase III study demonstrated the maintenance effect of 20 milligrams (mg) of tasimelteon to entrain melatonin and cortisol circadian rhythms in individuals with Non-24. Patients treated with tasimelteon maintained their clinical benefits while patients receiving placebo showed significant deterioration in measures of nighttime sleep, daytime naps and timing of sleep. The tasimelteon Non-24 program continues towards its goal of a projected mid-2013 New Drug Application (NDA) filing with the U.S. Food and Drug Administration (FDA). We will meet with the FDA in the first quarter of 2013 for a pre-NDA meeting on tasimelteon in the treatment of patients with Non-24. In January 2013, Vanda reported top-line results of the Phase IIb/III clinical study (MAGELLAN) in Major Depressive Disorder (MDD), investigating the efficacy and safety of tasimelteon as a monotherapy in the treatment of patients with MDD. The clinical study did not meet the primary endpoint of change from baseline in the Hamilton Depression Scale (HAMD-17) after 8 weeks of treatment as compared to placebo. As a result, all activities have been discontinued related to the MDD indication for tasimelteon. We incurred $40.9 million in research and development costs in 2012 directly attributable to our development of tasimelteon.

Pursuant to the amended and restated sublicense agreement with Novartis, we received an upfront payment of $200.0 million in 2009 and are eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Based on the current sales performance of Fanapt® in the U.S. and the decision by Novartis to cease development of the long-acting injectable (or depot) formulation of Fanapt®, we expect that some or all of these commercial and development milestones will not be achieved by Novartis. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. We incurred $1.5 million in research and development costs in 2012 directly attributable to our development of Fanapt®.

Since we began our operations in 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our compounds. Our ability to generate additional revenues largely depends upon our ability, alone or with others, to complete the development of our products or product candidates to obtain the regulatory approvals for and manufacture, market and sell our products and product candidates and on Novartis’ ability to successfully commercialize Fanapt® in the U.S. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part I of this annual report on Form 10-K, entitled “Risk Factors”.

Revenues.    Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an upfront payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when the following four conditions are met: (i) persuasive evidence of an arrangement exists, (ii) the arrangement fee is fixed or determinable, (iii) delivery or performance has occurred and (iv) collectability is reasonably assured. Revenue related to the $200.0 million upfront payment is being recognized ratably on a straight-line basis from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt® which we expect to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. We recognize revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and product revenue upon delivery of our products to Novartis.

Research and development expenses.    Research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone payments, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee-related costs and stock-based compensation for research and development personnel. We expense research and development costs as they are incurred for compounds in the development stage, including manufacturing costs and milestone payments made under license agreements prior to FDA approval. Upon and subsequent to FDA approval, manufacturing and milestone payments are capitalized. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. Costs related to the acquisition of intellectual property are expensed as incurred if the underlying technology is developed in connection with our research and development efforts and has no alternative future use. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our products and product candidates and pharmacogenetics and pharmacogenomics expertise.

We incurred research and development expenses in the aggregate of $45.4 million in 2012 including employee stock-based compensation expense of $1.4 million. We expect to incur significant research and development expenses as we continue to develop our products and product candidates. We expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products, product candidates and partnered products and to evaluate potential in-license product candidates or compounds.

The following table summarizes our product development initiatives for 2012, 2011 and 2010, respectively. Included in this table are the research and development expenses recognized in connection with the clinical development of Fanapt®, tasimelteon and VLY-686.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Direct project costs(1)
Tasimelteon	$40,939	$24,810	$8,329
Fanapt®	1,494	2,197	2,708
VLY-686	1,144	—	—

Total direct product costs	43,577	27,007	11,037

Indirect project costs(1)
Facility	1,280	1,507	609
Depreciation	354	259	184
Other indirect overhead costs	235	223	508

Total indirect expenses	1,869	1,989	1,301

Total research and development expenses	$45,446	$28,996	$12,338

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses.    General and administrative expenses consist primarily of salaries, other related costs for personnel, including employee stock-based compensation, related to executive, finance, accounting, information technology, marketing, and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities related to Fanapt®. We incurred general and administrative expenses of $13.9 million in 2012, including employee stock-based compensation expense of $2.7 million.

Other income.    Other income consists of interest income earned on our cash and cash equivalents, marketable securities and restricted cash and non-recurring income (expense) transactions that are outside of our normal business operations.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2012 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

Accrued liabilities.    As part of the process of preparing financial statements we are required to estimate accrued liabilities. The estimation of accrued liabilities involves identifying services that have been performed on our behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued liabilities include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, and fees for marketing and other commercialization activities. Pursuant to our assessment of the services that have been performed on clinical trials and other contracts, we recognize these expenses as the services are provided. Our assessments include, but are not limited to: (i) an evaluation by the project manager of the work that has been completed during the period, (ii) measurement of progress prepared internally and/or provided by the third-party service provider, (iii) analyses of data that justify the progress, and (iv) our judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.

Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. Upon FDA acceptance of an NDA filing for tasimelteon, the Company would be obligated to make milestone payments of $0.5 million under regulatory consulting agreements and $3.8 million under licensing agreements, respectively.

Revenue Recognition.    Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an upfront payment, product revenue and future milestone and royalty revenues. Revenue related to the upfront payment is being recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. We recognize revenue related to Fanapt® royalties and commercial and development milestones as they are realizable and earned, and product revenue upon delivery of our products to Novartis. Our revenues have also been derived from grant revenue which is recognized when it is received.

Employee stock-based compensation.    We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on the historical volatility of our publicly traded common stock and other factors. The weighted average expected term of stock options granted is based on the simplified method as the options meet the “plain vanilla” criteria required by authoritative guidance. Significant changes in the market price of the Company’s common stock in recent years has made historical data less reliable for the purpose of estimating future vesting, exercise, and employment behavior. The simplified method provided a more reasonable approach for estimating the weighted average expected term for options granted in 2012.

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception (other than a dividend of preferred share purchase rights which was declared in September 2008) and do not plan to pay dividends in the foreseeable future. Employee stock-based compensation expense for a period is also affected by the expected forfeiture rate for the respective option grants. If our estimates of the fair value of these equity instruments or expected forfeitures are too high or too low, it would have the effect of overstating or understating expenses.

Employee stock-based compensation expense related to stock-based awards for the years ended December 31, 2012, 2011 and 2010, was comprised of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Research and development	$1,356	$2,450	$2,536
General and administrative	2,718	3,036	2,271

Total employee stock-based compensation expense	$4,074	$5,486	$4,807

The research and development portion of employee stock-based compensation expense for 2012 was impacted by the termination of our Chief Medical Officer in the third quarter of 2012 and the resulting reversal of employee stock-based compensation expense resulting from the cancellation of certain of his outstanding equity awards.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the net operating losses (NOLs) and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and future taxable income, the reversal of deferred tax liabilities, the utilization of the carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that we have historically generated NOLs serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, we have a full valuation allowance against all deferred tax assets as of December 31, 2012.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have had or that we expect will have a material effect on our consolidated financial statements.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of December 31, 2012, we had an accumulated deficit of $291.1 million.

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenues.    Revenues were $32.7 million for the year ended December 31, 2012 compared to revenues of $31.3 million for the year ended December 31, 2011. Revenues for the year ended December 31, 2012 included $26.8 million recognized from Novartis related to straight-line recognition of upfront license fees and $5.9 million in royalty revenue based on 2012 net sales of Fanapt®. Revenues for the year ended December 31, 2011 included $26.8 million recognized from Novartis related to straight-line recognition of upfront license fees and $4.5 million in royalty revenue based on 2011 net sales of Fanapt®.

Intangible asset amortization.    Intangible asset amortization was $1.5 million for both the year ended December 31, 2012 and the year ended December 31, 2011. Intangible amortization relates to the capitalized intangible asset of $12.0 million resulting from the Fanapt® milestone payment to Novartis in May 2009.

Research and development expenses.    Research and development expenses increased by $16.4 million, or 56.7%, to $45.4 million for the year ended December 31, 2012 compared to $29.0 million for the year ended December 31, 2011.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(in thousands)	2012	2011
Direct project costs:
Clinical trials	$28,296	$14,440
Contract research and development manufacturing, consulting, materials and other direct costs	9,047	5,987
Salaries, benefits and related costs	4,878	4,130
Employee stock-based compensation expense	1,356	2,450

Total direct costs	43,577	27,007
Indirect project costs	1,869	1,989

Total	$45,446	$28,996

Direct costs increased by $16.6 million, or 61.4%, to $43.6 million for the year ended December 31, 2012 compared to $27.0 million for the year ended December 31, 2011 primarily as a result of increases in clinical trial costs, contract research and development, consulting, materials and other direct costs and salaries, benefits and related costs partially offset by lower stock-based compensation. Clinical trials costs increased by $13.9 million, or 96.0%, to $28.3 million for the year ended December 31, 2012 compared to $14.4 million for the year ended December 31, 2011 primarily due to costs related to the tasimelteon trials for the treatment of Non-24 in blind individuals without light perception and the tasimelteon trial for the treatment of MDD. Contract research and development, consulting, materials and other direct costs increased by $3.1 million, or 51.1%, to $9.0 million for the year ended December 31, 2012 compared to $6.0 million for the year ended December 31, 2011 primarily due to costs related to the tasimelteon Non-24 and MDD trials, costs related to the preparation of a future tasimelteon New Drug Application (NDA) filing with the FDA and the $1.0 initial license fee associated with VLY-686. Salaries, benefits and related costs increased by $0.7 million, or 18.1%, to $4.9 million for the year ended December 31, 2012 compared to $4.1 million for the year ended December 31, 2011 due to new employees hired in 2011 and 2012 and the termination of our Chief Medical Officer in the third quarter of 2012 and the severance costs associated with his termination. Employee stock-based compensation expense decreased by $1.1 million, or 44.7%, to $1.4 million for the year ended December 31, 2012 compared to $2.5 million for the year ended December 31, 2011 due to the termination of our Chief Medical Officer in the third quarter of 2012 and the reversal of employee stock-based compensation expense resulting from the cancellation of certain of his outstanding equity awards and a reduction in the amortization of employee stock-based compensation expense from the lower fair value of equity awards granted during 2011 and 2012 compared to equity awards granted in prior periods.

General and administrative expenses.    General and administrative expenses increased by $2.4 million, or 20.9%, to $13.9 million for the year ended December 31, 2012 compared to $11.5 million for the year ended December 31, 2011.

The following table discloses the components of our general and administrative expenses for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(in thousands)	2012	2011
Salaries, benefits and related costs	$3,247	$2,065
Employee stock-based compensation expense	2,718	3,036
Marketing, legal, accounting and other professional services	4,777	3,575
Other expenses	3,140	2,810

Total	$13,882	$11,486

Salaries, benefits and related costs increased by $1.2 million, or 57.2%, to $3.2 million for the year ended December 31, 2012 compared to $2.1 million for the year ended December 31, 2011 primarily due to the hiring of an executive in the fourth quarter of 2011 and other new hires in 2011 and 2012. Marketing, legal, accounting and other professional expenses increased by $1.2 million, or 33.6%, to $4.8 million for the year ended December 31, 2012 compared to $3.6 million for the year ended December 31, 2011 primarily due to increased legal costs associated with developing Fanapt® outside the U.S. and Canada and increased market development expenses associated with tasimelteon. Other expenses included lease exit costs and related accelerated depreciation in 2012 and a lease termination penalty in 2011 relating to our former headquarters lease in Rockville, Maryland.

Other income.    Other income increased $0.1 million, or 21.7%, to $0.6 million for the year ended December 31, 2012 compared to $0.5 million for the year ended December 31, 2011 primarily as a result of a legal settlement related to a lawsuit filed against one of our stockholders partially offset by lower interest income. While we did not participate in the lawsuit proceedings, we received a portion of the settlement.

Tax provision (benefit).    The tax benefit for the year ended December 31, 2012 was fully offset by a tax valuation allowance resulting from our assessment that it is more likely than not that our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which NOLs and credit carryforwards can be utilized. The benefit for income taxes of $0.4 million for the year ended December 31, 2011 is the result of the approval for a change in accounting method from the Internal Revenue Service (IRS).

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

Cost of sales.    There were no sales of products for the year ended December 31, 2011 compared to cost of sales of $2.9 million for the year ended December 31, 2010.

Intangible asset amortization.    Intangible asset amortization was $1.5 million for both the year ended December 31, 2011 and the year ended December 31, 2010. The amortization is the result of the capitalized intangible asset related to the $12.0 million milestone payment to Novartis in May 2009.

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

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
(in thousands)	2011	2010
Direct project costs:
Clinical trials	$14,440	$2,542
Contract research and development manufacturing, consulting, materials and other direct costs	5,987	2,976
Salaries, benefits and related costs	4,130	2,983
Employee stock-based compensation expense	2,450	2,536

Total direct costs	27,007	11,037
Indirect project costs	1,989	1,301

Total	$28,996	$12,338

Direct costs increased by $16.0, or 144.7%, to $27.0 million for the year ended December 31, 2011 compared to $11.0 million for the year ended December 31, 2010 primarily as a result of higher clinical trial expenses, manufacturing costs and salary and benefit expenses, partially offset by lower stock-based compensation expenses. Clinical trials expense increased by $11.9 million, or 468.1%, to $14.4 million for the year ended December 31, 2011 compared to $2.5 million for the year ended December 31, 2010 primarily due to the costs associated with four Phase III clinical trials for tasimelteon in Non-24 in blind individuals without light perception, which were initiated in 2010 and 2011, and one Phase IIb/III clinical trial for tasimelteon in MDD, which was initiated in the third quarter of 2011. Contract research and development manufacturing, consulting, materials and other direct costs increased by $3.0 million, or 101.2%, to $6.0 million for the year ended December 31, 2011 compared to $3.0 million for the year ended December 31, 2010 primarily as a result of increased manufacturing costs for tasimelteon in 2011 and increased regulatory consulting expenses related to tasimelteon in 2011. Salary and benefit expenses increased by $1.1 million, or 38.5%, to $4.1 million for the year ended December 31, 2011 compared to $3.0 million for the year ended December 31, 2010 primarily due to new employees hired in 2011 to support the tasimelteon trials in Non-24 and MDD. Indirect costs increased by $0.7 million, or 52.9%, to $2.0 million for the year ended December 31, 2011 compared to $1.3 million for the year ended December 31, 2010 primarily as a result of the lease termination penalty recognized in the fourth quarter of 2011.

General and administrative expenses.    General and administrative expenses increased by $1.3 million, or 13.2%, to $11.5 million for the year ended December 31, 2011 from $10.1 million for the year ended December 31, 2010.

The following table discloses the components of our general and administrative expenses for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
(in thousands)	2011	2010
Salaries, benefits and related costs	$2,065	$1,745
Employee stock-based compensation expense	3,036	2,271
Marketing, legal, accounting and other professional services	3,575	3,611
Other expenses	2,810	2,520

Total	$11,486	$10,147

Salaries, benefits and related costs increased by $0.3 million, or 18.3%, to $2.1 million for the year ended December 31, 2011 compared to $1.7 million for the year ended December 31, 2010 as a result of executive hirings made in the fourth quarter of 2010 and 2011. Employee stock-based compensation expense increased by $0.8 million, or 33.7%, to $3.0 million for the year ended December 31, 2011 compared $2.3 million for the year ended December 31, 2010 as a result of executive hirings made in the fourth quarter of 2010 and 2011. Other expenses increased by $0.3, or 11.6%, to $2.8 million for the year ended December 31, 2011 compared to $2.5 million for the year ended December 31, 2010 primarily due to the lease termination penalty recognized in the fourth quarter of 2011.

Other income.    Other income increased $0.1 million, or 7.0%, to $0.5 million for the year ended December 31, 2011 from $0.4 million for the year ended December 31, 2010 due to a higher rate of return on investments.

Tax provision (benefit).    The benefit for income taxes of $0.4 million for the year ended December 31, 2011 is a result of the approval for a change in accounting method from the IRS. Our effective tax rate of (4.3%) for the year ended December 31, 2011 was favorably impacted by the approval for a change in accounting method from the IRS. In addition, our tax rate was favorably impacted by the research and development and orphan drug credits.

Intangible Asset

The following is a summary of our intangible asset as of December 31, 2012:

	Estimated Useful Life (Years)	December 31, 2012
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$5,468	$6,532

In May 2009, we announced that the FDA had approved the NDA for Fanapt®. As a result of the FDA’s approval of the NDA, we met a milestone under our original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and is being amortized over the remaining life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. This term is our best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period.

We capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®. The intangible asset is being amortized over its estimated useful economic life using the straight-line method. Amortization expense was $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes our intangible asset amortization schedule as of December 31, 2012:

(in thousands)	Total	2013	2014	2015	2016	After 2016
Intangible asset	$6,532	$1,495	$1,495	$1,495	$1,495	$552

Deferred Revenue

The following is a summary of changes in total deferred revenue for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	Balance at Beginning of Year	Reductions from Licensing Revenue Recognized	Balance at End of Year
Year ended:
December 31, 2012	$143,853	$26,789	$117,064
December 31, 2011	170,642	26,789	143,853
December 31, 2010	197,431	26,789	170,642

We entered into an amended and restated sublicense agreement with Novartis in October 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million in December 2009. We established a Joint Steering Committee (JSC) with Novartis following the effective date of the amended and restated sublicense agreement. We concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, we deemed the performance period of the JSC to be the life of the U.S. patent for Fanapt®, which we expect to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. This term is our best estimate of the life of the patent. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt® (May 2017). For each of the years ended December 31, 2012, 2011 and 2010, we recognized revenue of $26.8 million for the license agreement.

Liquidity and Capital Resources

As of December 31, 2012, our total cash and cash equivalents and marketable securities were $120.4 million compared to $167.9 million at December 31, 2011. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

As of December 31, 2012 and 2011, our liquidity resources are summarized as follows:

	As of December 31,
(in thousands)	2012	2011
Cash and cash equivalents
Cash and cash equivalents	$88,772	$87,923

Marketable securities, current
U.S. Treasury and government agencies	14,442	23,755
Corporate debt	17,189	37,206

Marketable securities, current	31,631	60,961

Marketable securities, non-current
U.S. Treasury and government agencies	—	19,012

Marketable securities, non-current	—	19,012

Total	$120,403	$167,896

As of December 31, 2012, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our products. The duration and cost of clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. In addition, orphan clinical trials create an additional challenge due to the limited number of available patients afflicted with the disease.

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

Cash flow

The following table summarizes our cash flows for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$(44,917)	$(28,410)	$(10,898)
Investing activities	45,754	73,749	(155,622)
Financing activities	12	25	3,784

Net change in cash and cash equivalents	$849	$45,364	$(162,736)

Year ended December 31, 2012 compared to year ended December 31, 2011

Net cash used in operations was $44.9 million for the year ended December 31, 2012 compared to $28.4 million for the year ended December 31, 2011. The increase in net cash used in operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to the costs associated with four Phase III clinical trials for tasimelteon in Non-24 in blind individuals without light perception, which were initiated in 2010 and 2011, and one Phase IIb/III clinical trial for tasimelteon in MDD, which was initiated in the third quarter of 2011. Adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2012 included non-cash charges for depreciation and amortization of $2.7 million, employee and non-employee stock-based compensation expense of $4.1 million, landlord contributions for tenant improvements of $1.8 million, a net increase of $0.9 million in prepaid expenses and other assets, accounts receivable, inventory, accounts payable, accrued liabilities and other liabilities and a decrease in deferred revenue of $26.8 million. Net cash provided by investing activities for the year ended December 31, 2012 was $45.8 million and consisted of net maturities, sales and purchases of marketable securities of $47.8 million and purchases of property and equipment of $2.0 million.

Year ended December 31, 2011 compared to year ended December 31, 2010

Net cash used in operations was $28.4 million for the year ended December 31, 2011 and $10.9 million for the year ended December 31, 2010. The increase in net cash used in operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to the costs associated with four Phase III clinical trials for tasimelteon in Non-24 in blind individuals without light perception, which were initiated in 2010 and 2011, and one Phase IIb/III clinical trial for tasimelteon in MDD, which was initiated in the third quarter of 2011. Adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2011 included non-cash charges for depreciation and amortization of $2.9 million, stock-based compensation of $5.5 million, decreases in deferred tax benefits of $1.8 million, decreases in accrued income taxes of $2.3 million, increases in prepaid expenses and other assets, accounts receivable, accounts payable, accrued liabilities and other liabilities of $0.3 million and a decrease in deferred revenue of $26.8 million. Net cash provided by investing activities for the year ended December 31, 2011 was $73.7 million and consisted of net maturities, sales and purchases of marketable securities of $74.6 million, purchases of property and equipment of $0.3 million and change in restricted cash of $0.6 million. Net cash provided from financing activities for the year ended December 31, 2011 was $0.03 million consisting of proceeds from the exercise of stock options.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual obligations and commitments

The following is a summary of our non-cancellable long-term contractual cash obligations as of December 31, 2012:

	Cash payments due by period
(in thousands)(1)(2)(3)	Total	2013	2014	2015	2016	2017	After 2017
Operating leases	$12,003	$1,312	$1,052	$1,079	$1,106	$1,133	$6,321

(1)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrued the costs of these agreements based on estimates of work completed to date.

(2)

This table does not include milestone payments that could be due under our agreement with a regulatory consultant we have engaged to assist in our efforts to prepare, file and obtain FDA approval of an NDA for tasimelteon. As part of the engagement and subject to certain conditions, we could be obligated to make milestone payments upon the achievement of certain milestones, including $0.5 million in the event that the tasimelteon NDA is accepted for filing by the FDA and $2.0 million in the event that the tasimelteon NDA is approved by the FDA.

(3)	This table does not include milestone payments that could be due under our license agreements. Under our license agreement with Bristol-Myers Squibb (BMS) for the exclusive rights to develop and commercialize tasimelteon, we would be obligated to make future milestone payments to BMS and Massachusetts General Hospital (MGH) of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones). In the event that a tasimelteon NDA is accepted for filing by the FDA, we will incur milestone obligations of $3.8 million. Under our license agreement with Eli Lilly and Company for the exclusive rights to develop and commercialize VLY-686, we could be obligated to make future milestone payments of up to $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones.

Operating leases

Our commitments related to operating leases represent the minimum annual payments for the operating lease for our headquarters located in Washington, D.C., which expires in 2023 and the lease exit liability for our former headquarters located in Rockville, Maryland, up to the lease termination date of June 30, 2013.

In July 2011, we entered into an office lease with Square 54 Office Owner LLC (the Landlord) for our current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, rent payments are abated for the first 12 months. The Landlord provided us with a cash contribution of $1.9 million for tenant improvements during the year ended December 31, 2012. Subject to the prior rights of other tenants in the building, we have the right to renew the Lease for five years following the expiration of its original term. We also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by us or the Landlord upon certain conditions.

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

Marketable securities

We deposit our cash with financial institutions that we consider to be of high credit quality and purchase marketable securities which are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars. Our marketable securities consist of certificates of deposit, commercial paper, corporate notes and U.S. government agency notes.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial statement schedules required to be filed are listed in the Index to Consolidated Financial Statements and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (Exchange Act)) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2012, the end of the period covered by this annual report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G (3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” below, the information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the caption “Security Ownership by Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2012:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,243,008	$9.74	1,161,688
Equity compensation plans not approved by security holders	—	—	—

Total	6,243,008	$9.74	1,161,688

(a)	Includes 5,537,632 shares issuable upon exercise of outstanding options and 705,376 shares issuable upon settlement of RSUs under the 2006 Equity Incentive Plan and Second Amended and Restated Management Equity Plan.

(b)	Does not take into account RSUs which have no exercise price.

(c)	On January 1 of each year, the number of shares reserved under the 2006 Equity Incentive Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number as may be approved by the Company’s Board of Directors).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G (3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The consolidated financial statements filed as part of this annual report on Form 10-K are listed in the Index to Consolidated Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

The Exhibits are listed in the Exhibit Index.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Vanda Pharmaceuticals Inc.

February 26, 2013	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	February 26, 2013

/s/ James P. Kelly James P. Kelly	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer and principal accounting officer)	February 26, 2013

/s/ Howard Pien Howard Pien	Chairman of the Board and Director	February 26, 2013

/s/ Michael Cola Michael Cola	Director	February 26, 2013

/s/ Richard W. Dugan Richard W. Dugan	Director	February 26, 2013

/s/ Steven K. Galson, M.D. Steven K. Galson, M.D.	Director	February 26, 2013

/s/ Vincent J. Milano Vincent J. Milano	Director	February 26, 2013

/s/ H. Thomas Watkins H. Thomas Watkins	Director	February 26, 2013

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Vanda Pharmaceuticals Inc. and Subsidiary (collectively, the Company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Baltimore, Maryland

February 25, 2013

Vanda Pharmaceuticals Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except for share and per share amounts)	2012	2011
Assets
Current assets
Cash and cash equivalents	$88,772	$87,923
Marketable securities, current	31,631	60,961
Accounts receivable	1,168	1,618
Inventory	57	—
Prepaid expenses and other current assets	3,910	2,999
Restricted cash, current	430	—

Total current assets	125,968	153,501
Marketable securities, non-current	—	19,012
Property and equipment, net	2,348	964
Other assets, non-current	—	84
Intangible asset, net	6,532	8,027
Restricted cash, non-current	600	1,030

Total assets	$135,448	$182,618

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$287	$996
Accrued liabilities	5,187	3,381
Deferred rent, current	—	453
Deferred revenues, current	26,789	26,789

Total current liabilities	32,263	31,619
Deferred rent, non-current	3,005	461
Deferred revenues, non-current	90,275	117,064

Total liabilities	125,543	149,144
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 28,241,743 and 28,117,026 shares issued and outstanding at December 31, 2012 and 2011, respectively	28	28
Additional paid-in capital	300,974	296,868
Accumulated other comprehensive income	10	21
Accumulated deficit	(291,107)	(263,443)

Total stockholders’ equity	9,905	33,474

Total liabilities and stockholders’ equity	$135,448	$182,618

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2012	2011	2010
Revenue:
Licensing agreement	$26,789	$26,789	$26,789
Royalty revenue	5,938	4,481	3,141
Product sales	—	—	5,290
Grant revenue	—	—	489

Total revenue	32,727	31,270	35,709

Operating expenses:
Cost of sales	129	—	2,891
Research and development	45,446	28,996	12,338
General and administrative	13,882	11,486	10,147
Intangible asset amortization	1,495	1,495	1,495

Total operating expenses	60,952	41,977	26,871

Income (loss) from operations	(28,225)	(10,707)	8,838
Other income	561	461	431

Income (loss) before tax provision	(27,664)	(10,246)	9,269
Tax provision (benefit)	—	(444)	2,077

Net income (loss)	$(27,664)	$(9,802)	$7,192

Net income (loss) per share:
Basic	$(0.98)	$(0.35)	$0.26

Diluted	$(0.98)	$(0.35)	$0.25

Shares used in calculations of net income (loss) per share:
Basic	28,228,409	28,106,831	27,916,388

Diluted	28,228,409	28,106,831	28,534,617

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net income (loss)	$(27,664)	$(9,802)	$7,192

Other comprehensive income (loss):
Change in net unrealized gain (loss) on marketable securities	(11)	19	2
Tax provision on other comprehensive income (loss)	—	—	—

Other comprehensive income (loss), net of tax	(11)	19	2

Comprehensive income (loss)	$(27,675)	$(9,783)	$7,194

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2009	27,568,595	$28	$283,836	$—	$(260,833)	$23,031
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	472,784	—	892	—	—	892
Employee and non-employee stock-based compensation	—	—	4,982	—	—	4,982
Excess tax benefits from exercise of stock options	—	—	1,632	—	—	1,632
Net income	—	—	—	—	7,192	7,192
Other comprehensive income, net of tax	—	—	—	2	—	2

Balances at December 31, 2010	28,041,379	28	291,342	2	(253,641)	37,731
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	75,647	—	25	—	—	25
Employee and non-employee stock-based compensation	—	—	5,501	—	—	5,501
Net loss	—	—	—	—	(9,802)	(9,802)
Other comprehensive income, net of tax	—	—	—	19	—	19

Balances at December 31, 2011	28,117,026	28	296,868	21	(263,443)	33,474
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	124,717	—	12	—	—	12
Employee and non-employee stock-based compensation	—	—	4,094	—	—	4,094
Net loss	—	—	—	—	(27,664)	(27,664)
Other comprehensive loss, net of tax	—	—	—	(11)	—	(11)

Balances at December 31, 2012	28,241,743	$28	$300,974	$10	$(291,107)	$9,905

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(27,664)	$(9,802)	$7,192
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization of property and equipment	633	469	336
Employee and non-employee stock-based compensation	4,094	5,501	4,982
Loss on disposal of assets	—	—	(23)
Amortization of discounts and premiums on marketable securities	560	900	212
Amortization of intangible asset	1,495	1,495	1,495
Deferred tax expense (benefit)	—	1,821	(1,821)
Excess tax benefits from exercise of stock options	—	—	(2,892)
Landlord contributions for tenant improvements	1,826	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(827)	(1,240)	250
Accounts receivable	450	(1,107)	2,653
Inventory	(57)	—	2,399
Accounts payable	(709)	348	(1,776)
Accrued liabilities	1,806	1,836	(997)
Accrued income taxes	—	(2,266)	3,898
Other liabilities	265	424	(17)
Deferred revenue	(26,789)	(26,789)	(26,789)

Net cash used in operating activities	(44,917)	(28,410)	(10,898)

Cash flows from investing activities
Purchases of property and equipment	(2,017)	(275)	—
Proceeds from sale of property and equipment	—	—	66
Purchases of marketable securities	(60,866)	(160,213)	(202,438)
Proceeds from sale of marketable securities	2,497	8,667	—
Maturities of marketable securities	106,140	226,170	46,750
Changes in restricted cash	—	(600)	—

Net cash provided by (used in) investing activities	45,754	73,749	(155,622)

Cash flows from financing activities
Excess tax benefits from stock-based compensation	—	—	2,892
Proceeds from exercise of stock options	12	25	892

Net cash provided by financing activities	12	25	3,784

Net change in cash and cash equivalents	849	45,364	(162,736)
Cash and cash equivalents
Beginning of period	87,923	42,559	205,295

End of period	$88,772	$87,923	$42,559

Non-cash investing activities
Purchases of property and equipment in accrued liabilities	$—	$221	$—

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

1.    Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. Vanda’s product portfolio includes tasimelteon, a compound for the treatment of circadian rhythm sleep disorders (CRSD), which is currently in clinical development for Non-24, Fanapt®, a compound for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis Pharma AG (Novartis), and VLY-686, a small molecule neurokinin-1 receptor (NK-1R) antagonist.

Vanda refers to tasimelteon, Fanapt® outside the U.S. and Canada and VLY-686 as its products and Fanapt® within the U.S. and Canada as its partnered product. All other compounds are referred to as Vanda’s product candidates. In addition, Vanda refers to its products, partnered products and product candidates collectively as its compounds. Moreover, Vanda refers to drug products generally as drugs or products.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

excess of its expected net realizable value or inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off to cost of sales.

Intangible asset

Costs incurred for products or product candidates not yet approved by the U.S. Food and Drug Administration (FDA) and for which no alternative future use exists are recorded as expense. In the event a product or product candidate has been approved by the FDA or an alternative future use exists for a product or product candidate, patent and license costs are capitalized and amortized over the expected patent life of the related product or product candidate. Milestone payments to the Company’s partners are recognized when it is deemed probable that the milestone event will occur.

As a result of the FDA’s approval of the New Drug Application (NDA) for Fanapt® in May 2009, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapt®, which the Company expects to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period. The carrying value of the intangible asset is periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company has had no impairment of its intangible asset.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The costs of leasehold improvements funded by or reimbursed by the lessor are capitalized and amortized as leasehold improvements along with a corresponding deferred rent liability. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of their estimated useful life or the lease term. The costs of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations in the period incurred. Upon retirement or disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for that period.

Revenue recognition

The Company’s revenues are derived primarily from the amended and restated sublicense agreement with Novartis and include an upfront payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when the following four conditions are met: (i) persuasive evidence of an arrangement exists, (ii) the arrangement fee is fixed or determinable, (iii) delivery or performance has occurred, and (iv) collectability is reasonably assured. Pursuant to the amended and restated sublicense agreement, Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the agreement, the Company received an upfront payment of $200.0 million in December of 2009. The Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company deems the performance period of the JSC to be the life of the U.S. patent of Fanapt®, which

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

the Company expects to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt® (May 2017). The Company recognizes revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and earned.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly-rated financial institutions. At December 31, 2012, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Accrued liabilities

The Company’s management is required to estimate accrued liabilities as part of the process of preparing financial statements. The estimation of accrued liabilities involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued liabilities include professional service fees, such as lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, and fees for marketing and other commercialization activities. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes these expenses as the services are provided. Such management assessments include, but are not limited to: (i) an evaluation by the project manager of the work that has been completed during the period, (ii) measurement of progress prepared internally and/or provided by the third-party service provider, (iii) analyses of data that justify the progress, and (iv) management’s judgment. In the event that the Company does not identify certain costs that have begun to be incurred or the Company under- or over-estimates the level of services performed or the costs of such services, the Company’s reported expenses for such period would be too low or too high.

Research and development expenses

Research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone payments, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee-related costs and stock-based compensation for research and development personnel. The Company expenses research and development costs as they are incurred for compounds in the development stage, including manufacturing costs and milestone payments made under license agreements prior to FDA approval. Upon and subsequent to FDA approval, manufacturing and milestone payments are capitalized. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. Costs related to the acquisition of intellectual property are expensed as incurred if the underlying technology is developed in connection with the Company’s research and development efforts and has no alternative future use.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

General and administrative expenses

General and administrative expenses consist primarily of salaries, other employee-related costs and stock-based compensation for personnel serving executive, business development, marketing, finance, accounting, information technology, marketing and human resource functions, facility costs not otherwise included in research and development expenses, insurance costs and professional fees for legal, accounting and other professional services. General and administrative expenses also include third-party expenses incurred to support business development, marketing and other business activities related to tasimelteon and Fanapt®.

Employee stock-based compensation

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

Total employee stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010, was comprised of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Research and development	$1,356	$2,450	$2,536
General and administrative	2,718	3,036	2,271

Total employee stock-based compensation expense	$4,074	$5,486	$4,807

The research and development portion of employee stock-based compensation expense for the year December 31, 2012 was impacted by the termination of the Company’s Chief Medical Officer in the third quarter of 2012 and the reversal of employee stock-based compensation expense resulting from the cancellation of certain of his outstanding equity awards.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The weighted average expected term of stock options granted is based on the simplified method as the options meet the “plain vanilla” criteria required by authoritative guidance. Significant changes in the market price of the Company’s common stock in recent years has made historical data less reliable for the purpose of estimating future vesting, exercise, and employment behavior. The simplified method provided a more reasonable approach for estimating the weighted average expected term for options granted in 2012. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared in September 2008) and does not plan to pay dividends in the foreseeable future.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield	0%	0%	0%
Weighted average expected volatility	68%	71%	68%
Weighted average expected term (years)	6.03	6.03	6.03
Weighted average risk-free rate	0.94%	1.45%	2.32%
Weighted average fair value	$2.08	$3.50	$5.32

Income taxes

The Company accounts for income taxes in accordance with the authoritative guidance on accounting for income taxes, which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of December 31, 2012 and 2011, respectively. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of NOL carryforwards that can be utilized in the future to offset taxable income.

Segment information

The Company’s management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

Recent accounting pronouncements

There are no new accounting pronouncements that have had or that the Company expects will have a material effect on our consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2012	2011	2010
Numerator:
Net income (loss)	$(27,664)	$(9,802)	$7,192

Denominator:
Weighted average shares of common stock outstanding, basic	28,228,409	28,106,831	27,916,388
Stock options and restricted stock units related to the issuance of common stock	—	—	618,229

Weighted average shares of common stock outstanding, diluted	28,228,409	28,106,831	28,534,617

Net income (loss) per share:
Basic	$(0.98)	$(0.35)	$0.26
Diluted	$(0.98)	$(0.35)	$0.25
Anti-dilutive securities not included in diluted net income (loss) per share calculations:
Options to purchase common stock and restricted stock units	5,219,183	4,559,432	3,017,096

The Company incurred a net loss for the years ended December 31, 2012 and 2011 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

4.    Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$14,439	$3	$—	$14,442
Corporate debt	17,182	7	—	17,189

	$31,621	$10	$—	$31,631

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$23,747	$10	$(2)	$23,755
Corporate debt	37,205	8	(7)	37,206

	$60,952	$18	$(9)	$60,961

Non-current:
U.S. Treasury and government agencies	$19,000	$12	$—	$19,012

5.    Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Prepaid insurance	$155	$165
Other prepaid expenses and vendor advances	3,479	2,474
Accrued interest income	276	244
Other	—	116

Total prepaid expenses and other current assets	$3,910	$2,999

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

6.    Property and Equipment

The following is a summary of the Company’s property and equipment-at cost, as of December 31, 2012 and 2011:

(in thousands)	Estimated Useful Life (Years)	December 31, 2012	December 31, 2011
Laboratory equipment	5	$—	$1,273
Computer equipment	3	768	1,105
Furniture and fixtures	7	572	700
Leasehold improvements	11	1,826	960

		3,166	4,038
Less — accumulated depreciation and amortization		(818)	(3,074)

		$2,348	$964

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $0.5 million and $0.3 million, respectively.

7.    Intangible Asset

The following is a summary of the Company’s intangible asset as of December 31, 2012:

		December 31, 2012
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$5,468	$6,532

The following is a summary of the Company’s intangible asset as of December 31, 2011:

		December 31, 2011
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$3,973	$8,027

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

The intangible asset is being amortized over its estimated useful economic life using the straight line method. Amortization expense was $1.5 million for each of the years ended December 31, 2012, 2011 and 2010. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of the future intangible asset amortization schedule as of December 31, 2012:

(in thousands)	Total	2013	2014	2015	2016	2017
Intangible asset	$6,532	$1,495	$1,495	$1,495	$1,495	$552

8.    Accrued Liabilities

The following is a summary of the Company’s accrued liabilities as of December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Accrued research and development expenses	$3,900	$1,967
Accrued consulting and other professional fees	386	317
Employee benefits	127	100
Accrued lease exit liability (refer to footnote 10)	453	740
Other accrued liabilities	321	257

Total accrued liabilities	$5,187	$3,381

9.    Deferred Revenue

The following is a summary of changes in total deferred revenue for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	Balance at Beginning of Year	Reductions from Licensing Revenue Recognized	Balance at End of Year
Year ended:
December 31, 2012	$143,853	$26,789	$117,064
December 31, 2011	170,642	26,789	143,853
December 31, 2010	197,431	26,789	170,642

Vanda entered into an amended and restated sublicense agreement with Novartis in October 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million in December 2009. The Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company deems the performance period of the JSC to be the life of the U.S. patent of Fanapt®, which the Company expects to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt® (May 2017). For each of the years ended December 31, 2012, 2011 and 2010, the Company recognized revenue of $26.8 million for the license agreement.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

10.    Commitments and Contingencies

Operating leases

The following is a summary of the minimum annual future payments under operating leases as of December 31, 2012:

	Cash payments due by period
(in thousands)	Total	2013	2014	2015	2016	2017	After 2017
Operating leases	$12,003	$1,312	$1,052	$1,079	$1,106	$1,133	$6,321

The minimum annual future payments for operating leases consists of the lease for office space for the Company’s headquarters located in Washington, D.C., which expires in 2023 and the lease exit liability for the Company’s former headquarters located in Rockville, Maryland, up to the lease termination date of June 30, 2013.

In July 2011, the Company entered into an office lease with Square 54 Office Owner LLC (the Landlord) for Vanda’s current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, rent payments are abated for the first 12 months. The Landlord provided the Company with a cash contribution of $1.9 million for tenant improvements during the year ended December 31, 2012 that is reflected in the consolidated financial statements as an increase to capitalized leasehold improvements and an increase to deferred rent. Subject to the prior rights of other tenants in the building, the Company has the right to renew the Lease for five years following the expiration of its original term. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by the Company or the Landlord upon certain conditions.

As a result of the Company’s relocation from its former headquarters office space in Rockville, Maryland, to Washington, D.C., the Company provided notice in the fourth quarter of 2011 to the landlord that it was terminating the Rockville lease effective June 30, 2013. As a result, the Company recognized an expense of $0.7 million in the year ended December 31, 2011 related to a lease termination penalty. Of this amount, $0.6 million was included as research and development expense and $0.1 million was included as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2011. In the first quarter of 2012, the Company ceased using the Rockville, Maryland, location and, as a result, recognized additional rent expense of $0.8 million. This $0.8 million consisted of a lease exit liability of $1.3 million for the remaining lease payments, net of reversal of the deferred rent liability of $0.5 million related to the Rockville lease. Of the $0.8 million, $0.6 million is included as research and development expense and $0.2 million is included as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2012.

The following is a summary of the Company’s lease exit activity:

(in thousands)	Balance at Beginning of Period	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at End of Period
Year ended December 31, 2012	$740	$1,220	$1,507	$453
Year ended December 31, 2011	$—	$740	$—	$740

Rent expense under operating leases, including lease exit costs, was $2.0 million, $2.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Consulting fees

The Company has engaged a regulatory consultant to assist the Company’s efforts to prepare, file and obtain FDA approval of an NDA for tasimelteon. As part of the engagement and subject to certain conditions, the

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Company would be obligated to make milestone payments upon the achievement of certain milestones, including $0.5 million in the event that the tasimelteon NDA is accepted for filing by the FDA and $2.0 million in the event that the tasimelteon NDA is approved by the FDA. In addition to consulting fees and milestone payments, the Company is obligated to reimburse the consultant for ordinary and necessary business expenses incurred in connection with the engagement. The Company may terminate the engagement at any time upon prior notice; however, subject to certain conditions, the Company will remain obligated to make some or all of the milestone payments if the milestones are achieved following such termination.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain conditions. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of December 31, 2012 and 2011, respectively.

License agreements

The Company’s rights to develop and commercialize its products are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Tasimelteon.    In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, the Company paid BMS an initial license fee of $0.5 million. The Company would be obligated to make future milestone payments to BMS and Massachusetts General Hospital (MGH) of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones). In the event that a tasimelteon NDA is accepted for filing by the FDA, the Company will incur milestone obligations of $3.8 million. Additionally, the Company would be obligated to make royalty payments based on net sales of tasimelteon which, as a percentage of net sales, are in the low teens. The Company made a milestone payment to BMS of $1.0 million under this license agreement in 2006 relating to the initiation of its first Phase III clinical trial for tasimelteon. The Company is also obligated under this agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for tasimelteon to use commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work. The license agreement with BMS was amended in May 2012 to, among other things, extend the deadline by which the Company must enter into a development and commercialization agreement with a third party for tasimelteon until the earliest of: (i) the date mutually agreed upon by the Company and BMS following the provision by the Company to BMS of a full written report of the Phase III clinical studies on which the Company intends to rely for filing for marketing authorization for tasimelteon in its first major market country (Phase III report); (ii) the date of the acceptance by a regulatory authority of the filing by the Company for marketing authorization for tasimelteon in a major market country following the provision by the Company to BMS of the Phase III report; or (iii) December 31, 2013.

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

In October 2009, Vanda entered into an amended and restated sublicense agreement with Novartis, which amended and restated the June 2004 sublicense agreement. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada, including the development of a long-acting injectable (or depot) formulation of Fanapt®. In October 2012, Novartis informed Vanda that it had determined to cease the development of the long-acting injectable (or depot) formulation of Fanapt®. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million and is eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Based on the current sales performance of Fanapt® in the U.S. and the decision by Novartis to cease development of the long-acting injectable (or depot) formulation of Fanapt®, Vanda expects that some or all of these commercial and development milestones will not be achieved by Novartis. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with Vanda in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union as well as Switzerland, Norway, Liechtenstein and Iceland. In December 2012, the EMA’s CHMP issued a negative opinion recommending against approval of Fanaptum™ (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the European Union. The CHMP was of

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

the opinion that the benefits of Fanaptum™ did not outweigh its risks and recommended against marketing authorization at this point in time. Vanda has initiated an appeal of this opinion and requested a re-examination of the decision by the CHMP. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Israel	Megapharm Ltd.

In August 2012, the Israeli Ministry of Health granted market approval for Fanapt® for the treatment of schizophrenia. In November 2012, Vanda was notified that Fanapt® had been granted market approval in Argentina for the treatment of schizophrenia.

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

Pursuant to the agreement, the Company paid Lilly an initial license fee of $1.0 million and will be responsible for all development costs. The initial license fee was recognized as an expense in the second quarter of 2012 and is presented as research and development expense in the consolidated statement of operations for the year ended December 31, 2012. Lilly is also eligible to receive additional payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. Vanda has agreed to use its commercially reasonable efforts to develop and commercialize VLY-686.

Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other. In the event that Vanda terminates the agreement, or if Lilly terminates due to Vanda’s breach or for certain other reasons set forth in the agreement, all rights licensed and developed by Vanda under the agreement will revert or otherwise be licensed back to Lilly on an exclusive basis, subject to payment by Lilly to us of a royalty on net sales of products that contain VLY-686.

Future milestone payments.    No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the consolidated financial statements as of December 31, 2012, since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

11.    Income Taxes

As of December 31, 2012 and 2011, the Company has provided a valuation allowance for the full amount of its net deferred tax asset since realization of any future benefit from deductible temporary differences and NOLs could not be sufficiently assured.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of the Company’s current and deferred income tax provision (benefit) for years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current income tax expense (benefit):
Federal	$—	$(1,114)	$2,413
State	—	(1,151)	1,485
Deferred income tax expense (benefit):
Federal	—	1,821	(1,821)
State	—	—	—

Total income tax expense (benefit)	$—	$(444)	$2,077

The following is a reconciliation between the Company’s statutory tax rate and effective tax rate for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Federal tax at statutory rate	(34.0)%	(34.0)%	35.0%
State taxes	(3.3)%	(5.3)%	11.0%
Change in valuation allowance	70.3%	101.1%	(25.0)%
Research and development credit	0.8%	(4.6)%	(2.7)%
Orphan drug credit	(30.3)%	(60.4)%	(21.1)%
Stock options	1.4%	(0.2)%	22.7%
Section 162(m) limitation	—%	—%	2.5%
Tax rate change	(7.0)%	—%	—%
Meals, entertainment and other non-deductible items	2.1%	(0.9)%	—%

Effective tax rate	—%	(4.3)%	22.4%

During the year ended December 31, 2011, the Company received approval for a change in accounting method from the Internal Revenue Service (the “IRS”). The Company originally treated certain expenses as start-up expenditures under Section 195 of the Internal Revenue Code of 1986, as amended (the “IRC”) and requested a change in this accounting method to re-characterize the expenditures as trade or business expenses under IRC Section 162. As a result the Company was able to deduct $53.8 million, which resulted in the Company not needing to utilize NOL carryforwards and research and development credits in the year ended December 31, 2010. In the year ended December 31, 2011, the Company reflected a benefit in the statement of operations in the amount of $0.4 million. The benefit recognized in the year ended December 31, 2011 was from the reduction in income tax expense for the year ended December 31, 2010, due to the change in accounting method. As a result the Company has reestablished NOL carryforwards and credits in its deferred tax assets that are fully offset by a tax valuation allowance.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of the components of the Company’s deferred tax assets, net, and the related valuation allowance as of December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$38,840	$25,065
Stock-based compensation	17,348	15,898
Deferred revenue	47,509	56,743
Accrued and deferred expenses	522	395
Research and development and orphan drug credit carryforwards	31,302	18,803
Depreciation and amortization, net	28	93

Total deferred tax assets	135,549	116,997
Deferred tax liabilities:
Licensing agreements	(2,273)	(3,166)
Unrealized gain on available for sale securities	(4)	(8)

Total deferred tax liabilities	(2,277)	(3,174)
Deferred tax assets	133,272	113,823
Valuation allowance	(133,272)	(113,823)

Net deferred tax assets	$—	$—

The fact that the Company has historically generated NOLs serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company had a full valuation allowance against all deferred tax assets as of December 31, 2012 and 2011. The net increase in the tax valuation allowance was $19.4 million and $10.3 million for the years ended December 31, 2012 and 2011, respectively. The net decrease in the tax valuation allowance was $2.3 million for the year ended December 31, 2010.

As of December 31, 2012, the Company had federal NOL carryforwards of $97.7 million, state NOL carryforwards of $97.7 million, research and development credits of $6.2 million and orphan drug carryforward credits of $25.1 million. These NOL carryforwards and credits will begin to expire in 2028 and 2024, respectively.

Because the Company has generated NOLs from inception through December, 31, 2012, all income tax returns filed by the Company are open to examination by tax jurisdictions. As of December 31, 2012, the Company’s income tax returns have not been under examination by any federal or state tax jurisdictions.

The Company’s tax attributes, including NOLs and credits, are subject to any ownership changes as defined under IRC Section 382. A change in ownership could affect the Company’s ability to use its NOLs and credit carryforwards. An ownership change did occur as of December 31, 2008. However, the Company had sufficient Built-In-Gain to offset the IRC Section 382 limitation as well as any remaining NOL carryforwards generated as of the ownership change. As of December 31, 2012, the Company does not believe that an additional ownership change has occurred. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations.

As of December 31, 2012 and 2011, the Company had no uncertain tax positions.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

12.    Fair Value Measurements

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 at December 31, 2012 and 2011 are available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and U.S. government agency notes that use as their basis readily observable market parameters.

As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2012	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Available-for-sale securities	$31,631	$14,442	$17,189	$—

As of December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2011	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Available-for-sale securities	$79,973	$42,767	$37,206	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, the carrying value of which materially approximate their fair values.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

13.    Restricted Cash

The following is a summary of the Company’s restricted cash used to collateralize various letters of credit as of December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Current:
Rockville, Maryland office lease	$430	$—

Non-current:
Rockville, Maryland office lease	$—	$430
Washington, D.C. office lease	500	500
Maryland Board of Pharmacy license	100	100

Total non-current	$600	$1,030

14.    Equity Incentive Plans

As of December 31, 2012, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 672,145 shares were subject to outstanding options granted under the 2004 Plan as of December 31, 2012, and no additional options will be granted under this plan. As of December 31, 2012, there were 7,866,260 shares of the Company’s common stock reserved for issuance under the 2006 Plan, of which 5,570,863 shares were subject to outstanding options and RSUs granted to employees and non-employees and 1,161,688 shares remained available for future grant. On January 1 of each year, the number of shares reserved under the 2006 Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number as may be approved by the Company’s board of directors). As of January 1, 2013, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,129,670 shares, representing 4% of the total number of shares of common stock outstanding on January 1, 2013, increasing the number of shares of common stock available for issuance under the Plan to 8,995,930 shares.

The Company has granted two types of options, option awards with service conditions (service option awards) and options with service and performance conditions (performance option awards). Service option awards are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. During the year ended December 31, 2012, the Company granted 151,250 performance option awards. The performance option awards are subject to the same terms and conditions as option awards with the exception of their vesting requirements. The performance option awards granted in 2012 vest upon the acceptance by the FDA of the Company’s NDA for tasimelteon in the treatment of

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Non-24 (the Vesting Event), provided that the employee remains continuously employed through the Vesting Event. As of December 31, 2012, $2.6 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2012, $0.3 million of unrecognized compensation costs related to unvested performance option awards are expected to be recognized over the remaining service period beginning in the period the Company determines the performance goal is probable of achievement. Since the Company’s management has not yet determined the goal is probable of achievement as of December 31, 2012, no compensation expense has been recognized for the performance option awards for the year ended December 31, 2012. None of the option awards or performance option awards are classified as a liability as of December 31, 2012.

The following is a summary of option activity for the 2004 Plan for the years ended December 31, 2012, 2011, and 2010:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	732,894	$1.97	5.79	$6,798
Expired	(4)	4.73
Exercised	(52,136)	4.58		137

Outstanding at December 31, 2010	680,754	1.77	4.77	5,232
Exercised	(3,609)	0.33		22

Outstanding at December 31, 2011	677,145	1.78	3.78	2,016
Exercised	(5,000)	0.33		14

Outstanding at December 31, 2012	672,145	1.79	2.78	1,512

Exercisable at December 31, 2012	672,145	1.79	2.78	1,512

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of option activity for the 2006 Plan for the years ended December 31, 2012, 2011, and 2010:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,484,845	$15.91	8.45	$5,347
Granted	787,125	8.54
Forfeited	(343,575)	24.99
Expired	(471,957)	13.03
Exercised	(131,648)	4.96		364

Outstanding at December 31, 2010	3,324,790	14.07	8.01	3,426
Granted	982,000	5.55
Forfeited	(26,764)	9.24
Expired	(15,369)	13.51
Exercised	(9,976)	2.38		37

Outstanding at December 31, 2011	4,254,681	12.16	7.65	396
Granted	846,000	3.42
Forfeited	(149,091)	7.50
Expired	(76,103)	10.68
Exercised	(10,000)	1.02		22

Outstanding at December 31, 2012	4,865,487	10.83	7.15	634

Exercisable at December 31, 2012	3,057,940	14.00	6.09	257

Proceeds from the exercise of stock options amounted to $0.01 million, $0.03 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted two types of RSUs, RSUs with service conditions (service RSUs) and RSUs with service and performance conditions (performance RSUs). These awards vest in four equal annual installments provided that the employee remains employed with the Company. During 2012, the Company granted 48,750 performance RSUs. The performance RSUs are subject to the same terms and conditions as service RSUs with the exception of their vesting requirements. The performance RSUs granted in 2012 vest upon the Vesting Event, provided that the employee remains continuously employed through the Vesting Event. As of December 31, 2012, $2.9 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.3 years. As of December 31, 2012, $0.2 million of total unrecognized compensation costs related to unvested performance RSUs are expected to be recognized over the remaining service period beginning in the period the Company determines the performance goal is probable of achievement. Since the Company’s management has not yet determined the goal is probable of achievement as of December 31, 2012, no compensation expense has been recognized for the performance awards for the year ended December 31, 2012. None of the service RSUs or performance RSUs are classified as a liability as of December 31, 2012.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of RSU activity for the 2006 Plan for the years ended December 31, 2012, 2011, and 2010:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Price/Share	Aggregate Grant Date Fair Value
Unvested at December 31, 2009	12,500	$0.80	$10
Granted	479,625	10.27
Vested	(2,500)	0.80	2
Vested and unissued	(59,562)	10.31	606
Forfeited	(70,500)	11.67

Unvested at December 31, 2010	359,563	9.75	3,507
Granted	283,000	5.39
Vested	(2,500)	0.80	2
Vested and unissued	(109,717)	9.74	1,068
Forfeited	(8,000)	9.57

Unvested at December 31, 2011	522,346	7.43	3,883
Granted	245,000	3.28
Forfeited	(61,970)	7.64

Unvested at December 31, 2012	705,376	5.91	4,208

15.    Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches 50 percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a 4 year period. The total Company match was $0.1 million for each of the years ended December 31, 2012, 2011 and 2010.

16.    Quarterly Financial Data (unaudited)

(in thousands, except for per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenue	$8,141	$8,378	$8,288	$7,920
Loss from operations	(8,317)	(8,085)	(5,395)	(6,428)
Net loss	(7,962)	(8,007)	(5,326)	(6,369)
Net loss per share:
Basic	$(0.28)	$(0.28)	$(0.19)	$(0.23)
Diluted	$(0.28)	$(0.28)	$(0.19)	$(0.23)
2011
Revenue	$7,501	$7,430	$7,969	$8,370
Income (loss) from operations	7	(1,513)	(3,293)	(5,908)
Net income (loss)	136	(1,341)	(3,074)	(5,523)
Net income (loss) per share:
Basic	$—	$(0.05)	$(0.11)	$(0.20)
Diluted	$—	$(0.05)	$(0.11)	$(0.20)

VANDA PHARMACEUTICALS INC.

EXHIBITS

Exhibit Number	Description
3.8	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).
3.10	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference).
3.11	Second Amended and Restated Bylaws of the registrant, as amended and restated on December 16, 2008 (filed as Exhibit 3.11 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 17, 2008 and incorporated herein by reference).
4.1	2004 Securityholder Agreement (as amended) (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).
4.4	Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).
4.5	Rights Agreement, dated as of September 25, 2008, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference).
4.6	Amendment to Rights Agreement, dated as of December 22, 2009, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.6 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 22, 2009 and incorporated herein by reference).
10.1	Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).
10.2#	Sublicense Agreement between the registrant and Novartis Pharma AG dated June 4, 2004 (as amended) (relating to Fanapt®) (filed as Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference).
10.3#	Amended and Restated License, Development and Commercialization Agreement by and between Bristol-Myers Squibb Company and the registrant dated July 24, 2005 (relating to tasimelteon) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference).
10.7	Lease Agreement between the registrant and Red Gate III LLC dated June 25, 2003 (lease of Rockville, MD office space) (filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).
10.8	Amendment to Lease Agreement between the registrant and Red Gate III LLC dated September 27, 2003 (filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).
10.9	Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated August 4, 2005 (filed as Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

Exhibit Number	Description
10.10	Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).
10.11	Form of Indemnification Agreement entered into by directors (filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).
10.17	2006 Equity Incentive Plan (filed as Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).
10.19	Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated November 15, 2006 (filed as Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2006 and incorporated herein by reference).
10.20	Form of Tax Indemnity Agreement (filed as Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q (File No. 000-51863) for the period ending September 30, 2007 and incorporated herein by reference).
10.22	Second Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye MCC3 LLC) dated September 14, 2007 (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2007 and incorporated herein by reference).
10.34	Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.34 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference).
10.36	Employment Agreement for John Feeney dated May 22, 2009 (filed as Exhibit 10.36 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference).
10.37#	Amended and Restated Sublicense Agreement between the registrant and Novartis Pharma AG dated October 12, 2009 (relating to Fanapt®) (filed as Exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ending December 31, 2009 and incorporated herein by reference).
10.38	Employment Agreement for James Kelly dated December 13, 2010 (filed as Exhibit 10.38 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).
10.39	Amendment dated December 16, 2010 to Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).
10.40	Amendment dated December 16, 2010 to Employment Agreement for John Feeney dated May 22, 2009 (filed as Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).
10.41	Amended and Restated Tax Indemnity Agreement dated December 16, 2010 by and between the Registrant and Mihael H. Polymeropoulos (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).
10.42	Lease effective as of July 25, 2011 by and between Registrant and Square 54 Office Owner LLC filed as Exhibit 10.42 to the registrant’s quarterly report on Form 10-Q for the quarter ending September 31, 2011 and incorporated herein by reference).
10.43	Employment Agreement for Robert Repella dated October 24, 2011 (filed as Exhibit 10.43 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

Exhibit Number	Description
10.44	Form of Notice of Stock Option Grant and Stock Option Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.44 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).
10.45	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.45 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).
10.46	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 15, 2010 (filed as Exhibit 10.38 to the registrant’s current report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).
10.47	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of May 24, 2012, by and between the Registrant and Bristol-Myers Squibb Company (filed as Exhibit 10.46 to the registrant’s current report on Form 8-K filed on May 30, 2012 and incorporated herein by reference).
10.48#	License, Development and Commercialization Agreement, dated as of April 12, 2012, by and between Eli Lilly and Company and the Registrant (filed as Exhibit 10.48 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).
10.49	Separation and Release Agreement for John Feeney, M.D., dated as of September 18, 2012 (filed as Exhibit 10.49 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements.

#	Confidential treatment has been granted with respect to certain provisions of this exhibit.

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements.