Form 10-Q
period 2013-03-31
Vanda Pharmaceuticals Inc.
filed 2013-05-10
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 28,346,782 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2013

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$109,931	$88,772
Marketable securities	1,001	31,631
Accounts receivable	1,462	1,168
Prepaid expenses and other current assets	3,288	3,967
Restricted cash, current	430	430

Total current assets	116,112	125,968
Property and equipment, net	2,264	2,348
Intangible asset, net	6,163	6,532
Restricted cash, non-current	600	600

Total assets	$125,139	$135,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,113	$287
Accrued liabilities	3,874	5,187
Deferred rent, current	197	—
Deferred revenues, current	26,789	26,789

Total current liabilities	31,973	32,263
Deferred rent, non-current	3,016	3,005
Deferred revenues, non-current	83,669	90,275

Total liabilities	118,658	125,543

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 28,346,782 and 28,241,743 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	28	28
Additional paid-in capital	301,733	300,974
Accumulated other comprehensive income	—	10
Accumulated deficit	(295,280)	(291,107)

Total stockholders’ equity	6,481	9,905

Total liabilities and stockholders’ equity	$125,139	$135,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2013	March 31, 2012
Revenues:
Licensing agreement	$6,606	$6,606
Royalty revenue	1,462	1,535

Total revenues	8,068	8,141

Operating expenses:
Research and development	7,960	12,180
General and administrative	3,958	3,909
Intangible asset amortization	369	369

Total operating expenses	12,287	16,458

Loss from operations	(4,219)	(8,317)
Other income	46	355

Loss before tax benefit	(4,173)	(7,962)
Tax benefit	—	—

Net loss	$(4,173)	$(7,962)

Net loss per share:
Basic	$(0.15)	$(0.28)

Diluted	$(0.15)	$(0.28)

Shares used in calculations of net loss per share:
Basic	28,345,555	28,226,743

Diluted	28,345,555	28,226,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Net loss	$(4,173)	$(7,962)

Other comprehensive income (loss):
Change in net unrealized gain (loss) on marketable securities	(10)	6
Tax provision on other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of tax	(10)	6

Comprehensive loss	$(4,183)	$(7,956)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2012	28,241,743	$28	$300,974	$10	$(291,107)	$9,905
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	154,559	—	2	—	—	2
Shares withheld upon settlement of restricted stock units	(49,520)	—	(195)	—	—	(195)
Employee and non-employee stock-based compensation expense	—	—	952	—	—	952
Net loss	—	—	—	—	(4,173)	(4,173)
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)

Balances at March 31, 2013	28,346,782	$28	$301,733	$—	$(295,280)	$6,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net loss	$(4,173)	$(7,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	107	331
Employee and non-employee stock-based compensation expense	952	1,402
Amortization of discounts and premiums on marketable securities	120	117
Amortization of intangible asset	369	369
Landlord contributions for tenant improvements	—	1,728
Changes in assets and liabilities:
Accounts receivable	(294)	83
Prepaid expenses and other assets	679	435
Accounts payable	826	(216)
Accrued liabilities	(1,313)	1,990
Other liabilities	208	(361)
Deferred revenue	(6,606)	(6,606)

Net cash used in operating activities	(9,125)	(8,690)

Cash flows from investing activities
Purchases of property and equipment	(23)	(1,845)
Purchases of marketable securities	—	(29,194)
Maturities of marketable securities	30,500	59,900

Net cash provided by investing activities	30,477	28,861

Cash flows from financing activities
Tax obligations paid in connection with settlement of restricted stock units	(195)	—
Proceeds from exercise of stock options	2	—

Net cash used in financing activities	(193)	—

Net increase in cash and cash equivalents	21,159	20,171
Cash and cash equivalents
Beginning of period	88,772	87,923

End of period	$109,931	$108,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. Vanda’s product portfolio includes tasimelteon, a compound for the treatment of circadian rhythm sleep disorders, which is currently in clinical development for Non-24-Hour Disorder (Non-24), Fanapt®, a compound for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis Pharma AG (Novartis), and VLY-686, a small molecule neurokinin-1 receptor (NK-1R) antagonist.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. The financial information as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2012 was derived from audited financial statements but does not include all disclosures required by GAAP.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements

On January 1, 2013, Vanda adopted changes issued by the Financial Accounting Standards Board for the reporting of amounts reclassified out of accumulated other comprehensive income. The changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. Adoption of these changes did not have a material impact on the condensed consolidated financial statements.

2. Earnings per Share

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

The following table presents the calculation of basic and diluted net loss per share of common stock for the three months ended March 31, 2013 and 2012:

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2013	March 31, 2012
Numerator:
Net loss	$(4,173)	$(7,962)

Denominator:
Weighted average shares of common stock outstanding, basic	28,345,555	28,226,743
Stock options and restricted stock units related to the issuance of common stock	—	—

Weighted average shares of common stock outstanding, diluted	28,345,555	28,226,743

Net loss per share:
Basic	$(0.15)	$(0.28)

Diluted	$(0.15)	$(0.28)

Anti-dilutive securities excluded from calculations of diluted net loss per share:
Options to purchase common stock and restricted stock units	5,750,679	5,203,788

The Company incurred a net loss for the three months ended March 31, 2013 and 2012 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

3. Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2013:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate debt	$1,001	$—	$—	$1,001

	$1,001	$—	$—	$1,001

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$14,439	$3	$—	$14,442
Corporate debt	17,182	7	—	17,189

	$31,621	$10	$—	$31,631

4. Fair Value Measurements

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 at March 31, 2013 and December 31, 2012 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.

As of March 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$1,001	$—	$1,001	$—

As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$31,631	$14,442	$17,189	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, the carrying value of which materially approximate their fair values.

5. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Prepaid insurance	$51	$155
Other prepaid expenses and vendor advances	2,993	3,479
Inventory	21	57
Accrued interest income	223	276

Total prepaid expenses and other current assets	$3,288	$3,967

6. Intangible Asset

The following is a summary of the Company’s intangible asset as of March 31, 2013:

		March 31, 2013
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$5,837	$6,163

The following is a summary of the Company’s intangible asset as of December 31, 2012:

		December 31, 2012
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$5,468	$6,532

In May 2009, the Company announced that the FDA had approved the NDA for Fanapt®. As a result of this approval, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a license payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for Fanapt®, which the Company expects to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent; if, however, the pediatric extension is not granted, the intangible asset will be amortized over a shorter period.

The intangible asset is being amortized over its estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for the three months ended March 31, 2013 and 2012. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

The following is a summary of the future intangible asset amortization schedule as of March 31, 2013:

(in thousands)	Total	Remainder of 2013	2014	2015	2016	2017
Intangible asset	$6,163	$1,126	$1,495	$1,495	$1,495	$552

7. Accrued Liabilities

The following is a summary of the Company’s accrued liabilities as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Accrued research and development expenses	$2,258	$3,900
Accrued consulting and other professional fees	728	386
Compensation and employee benefits	665	127
Accrued lease exit liability (refer to note 10)	179	453
Other accrued expenses	44	321

Total accrued liabilities	$3,874	$5,187

8. Deferred Revenue

The following is a summary of changes in total deferred revenue for the three months ended March 31, 2013:

(in thousands)	Balance at Beginning of Period	Reduction from Licensing Revenue Recognized	Balance at End of Period
Three months ended March 31, 2013	$117,064	$6,606	$110,458

The following is a summary of changes in total deferred revenue for the three months ended March 31, 2012:

(in thousands)	Balance at Beginning of Period	Reduction from Licensing Revenue Recognized	Balance at End of Period
Three months ended March 31, 2012	$143,853	$6,606	$137,247

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

9. Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of March 31, 2013 and December 31, 2012. Changes in ownership may limit the amount of NOL carryforwards that can be utilized in the future to offset taxable income.

10. Commitments and Contingencies

Operating leases

The following is a summary of the minimum annual future payments under operating leases as of March 31, 2013:

	Cash payments due by period
(in thousands)	Total	Remainder of 2013	2014	2015	2016	2017	After 2017
Operating leases	$11,645	$954	$1,052	$1,079	$1,106	$1,133	$6,321

The minimum annual future payments for operating leases consists of the lease for office space for the Company’s headquarters located in Washington, D.C., which expires in 2023 and the lease exit liability for the Company’s former headquarters located in Rockville, Maryland, up to the lease termination date of June 30, 2013.

In July 2011, the Company entered into an office lease with Square 54 Office Owner LLC (the Landlord) for Vanda’s current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, rent payments were abated for the first 12 months. The Landlord will provide the Company with an allowance of $1.9 million for leasehold improvements. As of March 31, 2013, the Company had received $1.8 million of the allowance. Subject to the prior rights of other tenants in the building, the Company has the right to renew the Lease for five years following the expiration of its original term. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by the Company or the Landlord upon certain conditions.

As a result of the Company’s relocation from its former headquarters office space in Rockville, Maryland, to Washington, D.C., the Company provided notice in the fourth quarter of 2011 to the landlord that it was terminating the Rockville lease effective June 30, 2013. As a result, the Company recognized an expense of $0.7 million in the year ended December 31, 2011 related to a lease termination penalty, of which $0.6 million was included as research and development expense in the consolidated statement of operations for the year ended December 31, 2011 and $0.1 million was included as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2011. In the first quarter 2012, the Company ceased using the Rockville, Maryland, location and, as a result, recognized additional rent expense of $0.8 million, of which $0.6 million was included as research and development expense in the consolidated statement of operations for the year ended December 31, 2012 and $0.2 million was included as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2012. The rent expense of $0.8 million for the year ended December 31, 2012, consisted of a lease exit liability of $1.3 million for the remaining lease payments net of the reversal of the deferred rent liability of $0.5 million related to the Rockville lease.

The following is a summary of the Company’s lease exit activity for the three months ended March 31, 2013, the year ended December 31, 2012 and the year ended December 31, 2011:

(in thousands)	Balance at Beginning of Period	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at End of Period
Three months ended March 31, 2013	$453	$(10)	$264	$179
Year ended December 31, 2012	740	1,220	1,507	453
Year ended December 31, 2011	—	740	—	740

Rent expense under operating leases, including lease exit costs, was $0.2 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

Consulting fees

The Company has engaged a regulatory consultant to assist the Company’s efforts to prepare, file and obtain FDA approval of an NDA for tasimelteon. As part of the engagement and subject to certain conditions, the Company would be obligated to make milestone payments upon the achievement of certain milestones, including $0.5 million in the event that the tasimelteon NDA is accepted for filing by the FDA and $2.0 million in the event that the tasimelteon NDA is approved by the FDA. In addition to consulting fees and milestone payments, the Company is obligated to reimburse the consultant for ordinary and necessary business expenses incurred in connection with the engagement. The Company may terminate the engagement at any time upon prior notice; however, subject to certain conditions, the Company will remain obligated to make some or all of the milestone payments if the milestones are achieved following such termination.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain conditions. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes that the fair value of the indemnification agreements is minimal, and accordingly the Company has not recognized any liabilities relating to these agreements as of March 31, 2013.

License agreements

The Company’s rights to develop and commercialize its products and product candidates are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

Tasimelteon. In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, the Company paid BMS an initial license fee of $0.5 million. The Company would be obligated to make future milestone payments to BMS and Massachusetts General Hospital of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones). Under the license agreement, the Company will incur milestone obligations of $3.8 million in the event that a tasimelteon NDA is accepted for filing by the FDA and $8.8 million in the event that a tasimelteon NDA is approved by the FDA in the future. Additionally, the Company would be obligated to make royalty payments based on net sales of tasimelteon which, as a percentage of net sales, are in the low teens. The Company made a milestone payment to BMS of $1.0 million under the license agreement in 2006 relating to the initiation of its first Phase III clinical trial for tasimelteon. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work.

Under the license agreement, the Company was required to enter into a development and commercialization agreement with a third party for tasimelteon by the earliest of: (i) the date mutually agreed upon by both parties following the provision by the Company to BMS of a full written report of the Phase III clinical studies on which the Company intends to rely for filing for marketing authorization for tasimelteon in its first major market country (such report, being referred to as the “Phase III report”); (ii) the date of the acceptance by a regulatory authority of the filing by the Company for marketing authorization for tasimelteon in a major market country following the provision by the Company to BMS of the Phase III report; or (iii) December 31, 2013. If the Company had not entered into such an agreement with respect to certain major market countries by this deadline, then BMS will have the option to develop and commercialize tasimelteon itself in those countries not covered by a development and commercialization agreement on certain pre-determined terms (the “BMS Option”). However, the license agreement was amended in April 2013 to add a process that would allow BMS, prior to such deadline, to waive such right to develop and commercialize tasimelteon in those countries not covered by a development and commercialization agreement by providing the Company with written notice that it does not wish to develop and commercialize tasimelteon itself in those countries. Subsequent to the execution of the April 2013 amendment, BMS provided the Company with formal written notice that it irrevocably waived the BMS Option to exercise the right to reacquire any or all rights to any product (as defined in the license agreement) containing tasimelteon, or to develop or commercialize any such product, in the countries not covered by a development and commercialization agreement.

Either party may terminate the tasimelteon license agreement under certain circumstances, including a material breach of the agreement by the other. In the event that BMS has not exercised its option to reacquire the rights to tasimelteon and the Company terminates the license, or if BMS terminates the license due to the Company’s breach, all rights licensed and developed by the Company under the license agreement will revert or otherwise be licensed back to BMS on an exclusive basis.

Fanapt®. The Company acquired exclusive worldwide rights to patents and patent applications for Fanapt® (iloperidone) in 2004 through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapt® and completed early clinical work on the compound. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications, as well as certain Novartis patents and patent applications to develop and commercialize Fanapt®, through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $0.5 million and was obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. In November 2007, the Company met a milestone under the sublicense agreement relating to the acceptance of its filing of the NDA for Fanapt® for the treatment of schizophrenia and made a milestone payment of $5.0 million to Novartis. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met an additional milestone under the sublicense agreement, which required the Company to make a payment of $12.0 million to Novartis.

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

Pursuant to the license agreement, the Company paid Lilly an initial license fee of $1.0 million and will be responsible for all development costs. The initial license fee was recognized as an expense in the second quarter of 2012 and is presented as research and development expense in the consolidated statement of operations for the year ended December 31, 2012. Lilly is also eligible to receive additional payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. Vanda is obligated to use its commercially reasonable efforts to develop and commercialize VLY-686.

Either party may terminate the license agreement under certain circumstances, including a material breach of the license agreement by the other. In the event that Vanda terminates the license agreement, or if Lilly terminates due to Vanda’s breach or for certain other reasons set forth in the license agreement, all rights licensed and developed by Vanda under the license agreement will revert or otherwise be licensed back to Lilly on an exclusive basis, subject to payment by Lilly to the Company of a royalty on net sales of products that contain VLY-686.

Future milestone payments. No amounts were recorded as liabilities nor were any contractual obligations relating to the license agreements included in the consolidated financial statements as of March 31, 2013 since the amounts, timing and likelihood of these future payments are unknown and will depend on the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

Research and development and marketing agreements

In the course of its business, the Company regularly enters into agreements with clinical organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for clinical services may be terminated on no more than 60 days’ notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination.

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

Total employee stock-based compensation expense recognized during the three months ended March 31, 2013 and 2012 was comprised of the following:

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Research and development	$432	$593
General and administrative	512	798

Total employee stock-based compensation expense	$944	$1,391

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The weighted average expected term of stock options granted is based on the simplified method as the options meet the “plain vanilla” criteria required by authoritative guidance. Significant changes in the market prices of the Company’s common stock in recent years has made historical data less reliable for the purpose of estimating future vesting, exercise, and employment behavior. The simplified method provided a more reasonable approach for estimating the weighted average expected term for options granted in 2013 and 2012. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared in September 2008) and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Expected dividend yield	—%	—%
Weighted average expected volatility	62%	73%
Weighted average expected term (years)	6.03	6.03
Weighted average risk-free rate	1.05%	1.11%
Weighted average fair value per share	$2.25	$4.41

As of March 31, 2013, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan). There were 671,834 shares subject to outstanding options granted under the 2004 Plan as of March 31, 2013, and no additional options will be granted under this plan. As of March 31, 2013, there were 8,995,930 shares of common stock reserved for issuance under the 2006 Plan, of which 5,197,796 shares were subject to outstanding options and RSUs granted to employees and non-employees and 2,559,697 shares remained available for future grant.

The Company has granted two types of options, option awards with service conditions (service option awards) and options with service and performance conditions (performance option awards). Service option awards are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of March 31, 2013, there were 151,250 performance option awards outstanding. The performance option awards are subject to the same terms and conditions as option awards with the exception of their vesting requirements. The performance option awards vest upon the acceptance by the FDA of the Company’s NDA for tasimelteon in the treatment of Non-24 (the Vesting Event), provided that the employee remains continuously employed through the Vesting Event. As of March 31, 2013, there was $2.0 million of unrecognized compensation costs related to unvested service option awards expected to be recognized over a weighted average period of 1.7 years and $0.3 million of unrecognized compensation costs related to unvested performance option awards expected to be recognized over the remaining service period beginning in the period the Company determines the performance goal is probable of achievement. Since the Company’s management has not yet determined the goal is probable of achievement no compensation expense has been recognized for the performance option awards. None of the service option awards or performance option awards are classified as a liability as of March 31, 2013.

A summary of option activity for the 2004 Plan for the three months ended March 31, 2013 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	672,145	$1.79	2.78	$1,512
Expired	—	—
Exercised	(311)	0.33		1

Outstanding at March 31, 2013	671,834	1.79	2.53	1,610

Exercisable at March 31, 2013	671,834	1.79	2.53	1,610

A summary of option activity for the 2006 Plan for the three months ended March 31, 2013 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,865,487	$10.83	7.15	$634
Granted	12,500	3.97
Forfeited	(28,855)	6.28
Expired	(197,214)	10.13
Exercised	(1,812)	1.38		5

Outstanding at March 31, 2013	4,650,106	10.87	6.92	758

Exercisable at March 31, 2013	3,056,383	13.83	5.94	267

Proceeds from the exercise of stock options were not material for the three months ended March 31, 2013.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted two types of RSUs, RSUs with service conditions (service RSUs) and RSUs with service and performance conditions (performance RSUs). The service RSUs vest in four equal annual installments provided that the employee remains employed with the Company. As of March 31, 2013, there were 48,750 performance RSUs outstanding. The performance RSUs are subject to the same terms and conditions as service RSUs with the exception of their vesting requirements. The performance RSUs vest upon the Vesting Event, provided that the employee remains continuously employed through the Vesting Event. As of March 31, 2013, there was $2.4 million of unrecognized compensation costs related to unvested service RSUs expected to be recognized over a weighted average period of 1.6 years and $0.2 million of unrecognized compensation costs related to unvested performance RSUs expected to be recognized over the remaining service period beginning in the period the Company determines the performance goal is probable of achievement. Since the Company’s management has not yet determined the goal is probable of achievement no compensation expense has been recognized for the performance RSU awards. None of the service RSUs or performance RSUs are classified as a liability as of March 31, 2013.

A summary of RSU activity for the 2006 Plan for the three months ended March 31, 2013 follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	705,376	$5.91
Granted	5,000	3.97
Forfeited	(10,250)	6.33
Vested	(152,436)	7.86

Outstanding at March 31, 2013	547,690	5.31

The fair value of 152,436 shares of common stock underlying RSUs that vested and settled was $0.6 million for the three months ended March 31, 2013. In order for certain employees to satisfy the minimum statutory employee tax withholding requirements related to the issuance of common stock underlying RSUs that vested and settled during the three months ended March 31, 2013, the Company withheld an aggregate of 49,520 shares of common stock and paid employee payroll withholding taxes of $0.2 million relating to the vesting and settlement of the RSUs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•

the failure to obtain regulatory approval for our products or product candidates, particularly tasimelteon for the treatment of Non-24-Hour Disorder (Non-24), or to comply with ongoing regulatory requirements;

•	a loss of rights to develop and commercialize our products, product candidates or partnered products under our license and sublicense agreements.

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	our ability to successfully commercialize tasimelteon following the receipt of regulatory approval, if any;

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapt® receives;

•	our ability to successfully commercialize Fanapt® outside of the U.S. and Canada;

•	delays in the completion of our or our partners’ clinical trials;

•	a failure of our products, product candidates or partnered product to be demonstrably safe and effective;

•	a lack of acceptance of our products, product candidates or partnered product in the marketplace, or a failure to become or remain profitable;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	our inability to obtain the capital necessary to fund our research and development or commercial activities;

•	our failure to identify or obtain rights to new products or product candidates;

•	limitations on our ability to utilize some or all of our prior net operating losses and research and development credits;

•	a loss of any of our key scientists or management personnel; and

•	losses incurred from product liability claims made against us.

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

We encourage you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2012, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2012, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (SEC) from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We believe that each of our products, product candidates and partnered products will address a large market with significant unmet medical needs. Our product portfolio includes tasimelteon, a compound for the treatment of circadian rhythm sleep disorders, which is currently in clinical development for the treatment of Non-24, Fanapt® (iloperidone), a compound for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis Pharma AG (Novartis), and VLY-686, a small molecule neurokinin-1 receptor (NK-1R) antagonist.

In December 2012 and January 2013, we announced positive results for two Phase III studies for tasimelteon in the treatment of Non-24. The SET Phase III study demonstrated that tasimelteon was able to entrain the master body clock as measured by melatonin and cortisol circadian rhythms. Tasimelteon was also shown to significantly improve clinical symptoms across a number of sleep and wake measures. These results provided robust evidence of direct and clinically meaningful benefits to patients with Non-24. The RESET Phase III study demonstrated the maintenance effect of 20 milligrams (mg) of tasimelteon to entrain melatonin and cortisol circadian rhythms in individuals with Non-24. Patients treated with tasimelteon maintained their clinical benefits while patients receiving placebo showed significant deterioration in measures of nighttime sleep, daytime naps and timing of sleep. We held a pre-NDA meeting with the U.S. Food and Drug

Administration’s (FDA) Division of Neurology Products in the first quarter of 2013 to discuss the regulatory path for filing a New Drug Application (NDA) for tasimelteon for the treatment of patients with Non-24. At the pre-NDA meeting, the FDA confirmed that the efficacy and safety data that we proposed to submit in the tasimelteon NDA for the treatment of Non-24 is adequate to support filing. The NDA supporting package that includes data from clinical pharmacology, pre-clinical pharmacology program, chemistry and manufacturing was also deemed adequate to support filing. Based on the feedback received at the pre-NDA meeting, we are targeting a tasimelteon NDA submission for Non-24 in mid-2013. In January 2013, we reported top-line results of the Phase IIb/III clinical study (MAGELLAN) in Major Depressive Disorder (MDD), investigating the efficacy and safety of tasimelteon as a monotherapy in the treatment of patients with MDD. The clinical study did not meet the primary endpoint of change from baseline in the Hamilton Depression Scale (HAMD-17) after eight weeks of treatment as compared to placebo. As a result, all activities have been discontinued related to the MDD indication for tasimelteon. We incurred $7.3 million in research and development costs for the three months ended March 31, 2013 directly attributable to our development of tasimelteon.

In December 2012, the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion recommending against approval of Fanaptum™ (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the European Union. The CHMP was of the opinion that the benefits of Fanaptum™ did not outweigh its risks and recommended against marketing authorization. We initiated an appeal of this opinion and requested a re-examination of the decision by the CHMP, but we withdrew our Marketing Authorization Application in the first quarter of 2013 because the additional clinical data requested by the CHMP will not be available in the timeframe allowed by the EMA’s Centralized Procedure. We incurred $0.2 million in research and development costs for the three months ended March 31, 2013 directly attributable to our development of Fanapt®.

In the second half of 2013, we plan to initiate a proof of concept study for VLY-686 in treatment resistant pruritus in atopic dermatitis. We incurred $0.3 million in research and development costs for the three months ended March 31, 2013 directly attributable to our development of VLY-686.

Since we began our operations in 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our compounds. Our ability to generate additional revenues largely depends upon our ability, alone or with others, to complete the development of our products or product candidates to obtain the regulatory approvals for and to manufacture, market and sell our products and product candidates and on Novartis’ ability to successfully commercialize Fanapt® in the U.S. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business and industry, risks relating to intellectual property and other legal matters, risks related to our common stock, and other risks which are detailed in “Risk Factors” reported in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2012.

Revenue

Our revenue is derived primarily from our amended and restated sublicense agreement with Novartis and includes an upfront payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when the following four conditions are met: (i) persuasive evidence of an arrangement exists, (ii) the arrangement fee is fixed or determinable, (iii) delivery or performance has occurred and (iv) collectability is reasonably assured. Revenue related to the $200.0 million upfront payment is being recognized ratably on a straight-line basis from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt® which we expect to last until May 2017. This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and we expect that Fanapt® will be eligible for six months of pediatric exclusivity. We recognize revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable.

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

We incurred research and development expenses in the aggregate of $8.0 million for the three months ended March 31, 2013 including employee stock-based compensation expense of $0.4 million. Milestone payments relating to research and development activities are accrued when it is deemed probable that the milestone event will be achieved. Upon FDA acceptance of an NDA filing for tasimelteon, we would be obligated to make milestone payments of $0.5 million under a regulatory consulting agreement and $3.8 million under the license agreement for tasimelteon. In the event that a tasimelteon NDA is approved by the FDA in the future, the Company would be obligated to make milestone payments of $2.0 million under a regulatory consulting agreement and $8.8 million under the license agreement for tasimelteon. We expect to incur significant research and development expenses as we continue to develop our products and product candidates. We expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products, product candidates and partnered product and to evaluate potential in-license product candidates or compounds.

The following table summarizes the costs of our product development initiatives for the three months ended March 31, 2013 and 2012. Included in this table are the research and development expenses recognized in connection with the clinical development of tasimelteon, Fanapt® and VLY-686:

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Direct project costs(1)
Tasimelteon	$7,250	$10,502
Fanapt®	184	432
VLY-686	252	—

Total direct project costs	7,686	10,934

Indirect project costs(1)
Facility	122	997
Depreciation	56	185
Other indirect overhead	96	64

Total indirect project costs	274	1,246

Total research and development expenses	$7,960	$12,180

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries, other related costs for personnel, including employee stock-based compensation, related to executive, finance, accounting, information technology, marketing, and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities. We incurred general and administrative expenses of $4.0 million for the three months ended March 31, 2013, including employee stock-based compensation expense of $0.5 million.

Employee stock-based compensation expense

Employee stock-based compensation expense related to stock-based awards for the three months ended March 31, 2013 and 2012 was comprised of the following:

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Research and development	$432	$593
General and administrative	512	798

Total employee stock-based compensation expense	$944	$1,391

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

There have been no significant changes in our critical accounting policies including estimates, assumptions and judgments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products, product candidates and partnered product. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of March 31, 2013, our total stockholders’ equity was $6.5 million, including an accumulated deficit of $295.3 million.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenue. Total revenue was $8.1 million for the three months ended March 31, 2013 and the three months ended March 31, 2012. Revenue for both quarterly periods includes licensing revenue of $6.6 million representing amortization of deferred revenue from straight-line recognition of the up-front license fee of $200.0 million received from Novartis for Fanapt® in 2009. Revenue for both quarterly periods also includes royalty revenue of $1.5 million from Novartis based on quarterly sales of Fanapt® by Novartis.

Intangible asset amortization. Intangible asset amortization was $0.4 million for the three months ended March 31, 2013 and 2012. Intangible amortization relates to the capitalized intangible asset of $12.0 million resulting from the Fanapt® milestone payment to Novartis in 2009.

Research and development expenses. Research and development expenses decreased by $4.2 million, or 34%, to $8.0 million for the three months ended March 31, 2013 compared to $12.2 million for the three months ended March 31, 2012. The primary driver of the lower expenses in the three month ended March 31, 2013 was the completion of the tasimelteon Non-24 and MDD efficacy studies. The SET-3201 efficacy study in Non-24 was completed in the fourth quarter of 2012 and the RESET-3203 efficacy study in Non-24 and the MAGELLAN-2301 efficacy study in MDD were both completed in the first quarter of 2013.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Direct project costs:
Clinical trials	$3,857	$7,207
Contract research and development, consulting, materials and other direct costs	2,272	1,933
Salaries, benefits and related costs	1,125	1,201
Employee stock-based compensation expense	432	593

Total direct costs	7,686	10,934
Indirect project costs	274	1,246

Total research and development expenses	$7,960	$12,180

Total direct costs decreased by $3.2 million, or 29%, to $7.7 million for the three months ended March 31, 2013 compared to $10.9 million for the three months ended March 31, 2012 as a result of the completion of the tasimelteon Non-24 and MDD efficacy studies.

Clinical trials costs decreased by $3.3 million, or 46%, to $3.9 million for the three months ended March 31, 2013 compared $7.2 million for the three months ended March 31, 2012 as a result of the completion of the tasimelteon Non-24 and MDD efficacy studies.

Contract research and development consulting, materials and other direct costs increased by $0.4 million, or 21%, to $2.3 million for the three months ended March 31, 2013 compared to $1.9 million for the three months ended March 31, 2012 as a result of costs related to the preparation of the planned tasimelteon NDA submission with the FDA for Non-24, which is targeted for mid-2013.

Salaries, benefits and related costs decreased by $0.1 million, or 8%, to $1.1 million for the three months ended March 31, 2013 compared to $1.2 million for the three months ended March 31, 2012 as research and development staffing levels remained about the same.

Employee stock-based compensation expense decreased by $0.2 million, or 33%, to $0.4 million for the three months ended March 31, 2013 compared to $0.6 million for the three months ended March 31, 2012 primarily as a result of a lower fair value of equity awards granted during 2012 compared to equity awards granted in prior years.

Indirect project costs decreased by $0.9 million, or 75%, to $0.3 million for the three months ended March 31, 2013 compared to $1.2 million for the three months ended March 31, 2012 primarily as a result of the lease exit liability and accelerated depreciation related to our former headquarters lease in Rockville, Maryland, that was recognized in the three months ended March 31, 2012.

General and administrative expenses. General and administrative expenses increased by $0.1 million, or 3%, to $4.0 million for the three months ended March 31, 2013 compared to $3.9 million for the three months ended March 31, 2012.

The following table discloses the components of our general and administrative expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Salaries, benefits and related costs	$944	$729
Employee stock-based compensation expense	512	798
Marketing, legal, accounting and other professional expenses	1,885	1,298
Other expenses	617	1,084

Total general and administrative expenses	$3,958	$3,909

Salaries, benefits and related costs increased by $0.2 million, or 29%, to $0.9 million for the three months ended March 31, 2013 compared to $0.7 million for the three months ended March 31, 2012 primarily due to new hires in 2012.

Employee stock-based compensation expense decreased by $0.3 million, or 38%, to $0.5 million for the three months ended March 31, 2013 compared to $0.8 million for the three months ended March 31, 2012 primarily as a result of a lower fair value of equity awards granted during 2012 compared to equity awards granted in prior years.

Marketing, legal, accounting and other professional expenses increased by $0.6 million, or 46%, to $1.9 million for the three months ended March 31, 2013 compared to $1.3 million for the three months ended March 31, 2012 primarily due to increased market development expenses associated with tasimelteon and increased legal costs associated with developing Fanapt® outside the U.S. and Canada.

Other expenses decreased by $0.5 million, or 45%, to $0.6 million for the three months ended March 31, 2013 compared to $1.1 million for the three months ended March 31, 2012 primarily as a result of the lease exit liability and accelerated depreciation related to our former headquarters lease in Rockville, Maryland, that was recognized in the three months ended March 31, 2012.

Other income. Other income decreased by $0.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a legal settlement we recognized in the three months ended March 31, 2012 related to a lawsuit filed against one of our stockholders. While we did not participate in the lawsuit proceedings, we received a portion of the settlement.

Liquidity and Capital Resources

As of March 31, 2013, our total cash and cash equivalents and marketable securities were $110.9 million compared to $120.4 million at December 31, 2012. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

Our liquidity resources as of March 31, 2013 and December 31, 2012 are summarized as follows:

(in thousands)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$109,931	$88,772

Marketable securities:
U.S. Treasury and government agencies	—	14,442
Corporate debt	1,001	17,189

Total marketable securities	1,001	31,631

Total	$110,932	$120,403

As of March 31, 2013, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to continue to incur substantial expenses relating to our research and development and regulatory efforts as we pursue FDA approval of an NDA for tasimelteon in Non-24. Additionally, we expect to incur substantial expenses in preparation of a potential commercial launch of tasimelteon in Non-24. We must receive regulatory approval to launch any of our products commercially. If tasimelteon is approved by the FDA for the treatment of Non-24, we expect to incur substantial commercial expenses. In order to receive such approval, the appropriate regulatory agency must conclude that our clinical data establish safety and efficacy and that our products and the manufacturing facilities meet all applicable regulatory requirements. We cannot be certain that we will establish sufficient safety and efficacy data to receive regulatory approval for any of our compounds or that our compounds and the manufacturing facilities will meet all applicable regulatory requirements.

Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds will be sufficient to fund our currently planned operations. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities, the magnitude of our discovery and preclinical development programs and the amount and timing of commercial activities. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Cash Flow

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Net cash provided by (used in):
Operating activities	$(9,125)	$(8,690)
Investing activities	30,477	28,861
Financing activities	(193)	—

Net increase in cash and cash equivalents	$21,159	$20,171

Net cash used in operations was $9.1 million for the three months ended March 31, 2013. Adjustments to reconcile the net loss of $4.2 million to net cash used in operating activities for the three months ended March 31, 2013, included non-cash charges for depreciation and amortization of $0.6 million and stock-based compensation of $1.0 million, an net decrease in prepaid and other assets of $0.7 million, a net decrease in accounts payable, accrued liabilities and other liabilities of $0.3 million, and a decrease in deferred revenue of $6.6 million. Net cash provided by investing activities for the three months ended March 31, 2013 was $30.5 million reflecting the maturity of marketable securities.

Net cash used in operations was $8.7 million for the three months ended March 31, 2012 Adjustments to reconcile the net loss of $8.0 million to net cash used in operating activities for the three months ended March 31, 2012, included non-cash charges for depreciation and amortization of $0.8 million and stock-based compensation of $1.4 million, a net increase in accounts payable, accrued liabilities and other liabilities of $1.4 million, landlord contributions for tenant improvements of $1.7 million, and a decrease in deferred revenue of $6.6 million. Net cash provided by investing activities for the three months ended March 31, 2012 was $28.9 million and consisted of net maturities of marketable securities of $30.7 million reduced by purchases of property and equipment of $1.8 million.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual obligations and commitments

The following is a summary of our non-cancellable long-term contractual cash obligations as of March 31, 2013:

	Cash payments due by period
(in thousands) (1)(2)(3)	Total	Remainder of 2013	2014	2015	2016	2017	After 2017
Operating leases	$11,645	$954	$1,052	$1,079	$1,106	$1,133	$6,321

(1)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrued the costs of these agreements based on estimates of work completed to date.
(2)	This table does not include milestone payments that could be due under our agreement with a regulatory consultant we have engaged to assist in our efforts to prepare, file and obtain FDA approval of an NDA for tasimelteon. As part of the engagement and subject to certain conditions, we could be obligated to make milestone payments upon the achievement of certain milestones, including $0.5 million in the event that the tasimelteon NDA is accepted for filing by the FDA and $2.0 million in the event that the tasimelteon NDA is approved by the FDA.
(3)

This table does not include milestone payments that could be due under our license agreements. Under our license agreement with Bristol-Meyers Squibb (BMS) for the exclusive rights to develop and commercialize tasimelteon, we would be obligated to make future milestone payments to BMS and Massachusetts General Hospital of less than $40.0 million in the aggregate (the majority of which are tied to sales milestones). Under the license agreement, we will incur milestone obligations of $3.8 million in the event that a tasimelteon NDA is accepted for filing by the FDA and $8.8 million in the event that a tasimelteon NDA is approved by the FDA in the future. Under our license agreement with Eli Lilly and Company for the exclusive rights to develop and commercialize VLY-686, we could be obligated to make future milestone payments of up to $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones.

Operating leases

Our commitments related to operating leases represent the minimum annual payments for the operating lease for our headquarters located in Washington, D.C., which expires in 2023 and the lease exit liability for our former headquarters located in Rockville, Maryland, up to the lease termination date of June 30, 2013.

In July 2011, we entered into an office lease with Square 54 Office Owner LLC (the Landlord) for our current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, rent payments were abated for the first 12 months. The Landlord will provide us with an allowance of $1.9 million for leasehold improvements. As of March 31, 2013, we had received $1.8 million of the allowance. Subject to the prior rights of other tenants in the building, we have the right to renew the Lease for five years following the expiration of its original term. We also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by us or the Landlord upon certain conditions.

As a result of our relocation from our former headquarters office space in Rockville, Maryland, to Washington, D.C., we provided notice in the fourth quarter of 2011 to the landlord that we were terminating the Rockville lease effective June 30, 2013. As a result, we recognized an expense of $0.7 million in the year ended December 31, 2011 related to a lease termination penalty, of which $0.6 million was included as research and development expense in the consolidated statement of operations for the year ended December 31, 2011 and $0.1 million was included as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2011. In the first quarter 2012, we ceased using the Rockville, Maryland, location and, as a result, recognized additional rent expense of $0.8 million, of which $0.6 million was included as research and development expense in the consolidated statement of operations for the year ended December 31, 2012 and $0.2 million was included as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2012. The rent expense of $0.8 million for the year ended December 31, 2012, consisted of a lease exit liability of $1.3 million for the remaining lease payments net of the reversal of the deferred rent liability of $0.5 million related to the Rockville lease.

The following is a summary of lease exit activity for the three months ended March 31, 2013, the year ended December 31, 2012 and the year ended December 31, 2011:

(in thousands)	Balance at Beginning of Period	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at End of Period
Three months ended March 31, 2013	$453	$(10)	$264	$179
Year ended December 31, 2012	740	1,220	1,507	453
Year ended December 31, 2011	—	740	—	740

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In our annual report on Form 10-K for the year ended December 31, 2012, we identify under Part I, Item 1A important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this quarterly report on Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2013; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Vanda Pharmaceuticals Inc.

May 10, 2013	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer (Principal Executive Officer)

May 10, 2013	/s/ James P. Kelly
James P. Kelly
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 ; (iii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2013 and 2012 ; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2013; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 ; and (vi) Notes to Condensed Consolidated Financial Statements.