Form 10-Q
period 2013-09-30
Vanda Pharmaceuticals Inc.
filed 2013-11-08
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, there were 33,190,106 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2013

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2013	December 31, 2012
(in thousands, except for share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$142,172	$88,772
Marketable securities	—	31,631
Accounts receivable	1,956	1,168
Prepaid expenses and other current assets	2,412	3,967
Restricted cash, current	530	430

Total current assets	147,070	125,968
Property and equipment, net	2,106	2,348
Intangible asset, net	5,414	6,532
Restricted cash, non-current	500	600

Total assets	$155,090	$135,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$369	$287
Accrued liabilities	4,532	5,187
Deferred rent, current	215	—
Deferred revenue, current	26,789	26,789

Total current liabilities	31,905	32,263
Deferred rent, non-current	2,945	3,005
Deferred revenue, non-current	70,238	90,275

Total liabilities	105,088	125,543

Commitments and contingencies (Notes 10 and 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 33,190,106 and 28,241,743 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	33	28
Additional paid-in capital	353,708	300,974
Accumulated other comprehensive income	—	10
Accumulated deficit	(303,739)	(291,107)

Total stockholders’ equity	50,002	9,905

Total liabilities and stockholders’ equity	$155,090	$135,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Licensing agreement	$6,753	$6,753	$20,037	$20,037
Royalty revenue	1,956	1,535	5,059	4,770

Total revenues	8,709	8,288	25,096	24,807

Operating expenses:
Research and development	8,026	10,159	21,968	34,829
General and administrative	5,711	3,147	14,743	10,657
Intangible asset amortization	377	377	1,118	1,118

Total operating expenses	14,114	13,683	37,829	46,604

Loss from operations	(5,405)	(5,395)	(12,733)	(21,797)
Other income	25	69	101	502

Loss before tax benefit	(5,380)	(5,326)	(12,632)	(21,295)
Tax benefit	—	—	—	—

Net loss	$(5,380)	$(5,326)	$(12,632)	$(21,295)

Net loss per share:
Basic	$(0.17)	$(0.19)	$(0.43)	$(0.75)

Diluted	$(0.17)	$(0.19)	$(0.43)	$(0.75)

Shares used in calculations of net loss per share:
Basic	31,332,993	28,226,743	29,363,162	28,226,743

Diluted	31,332,993	28,226,743	29,363,162	28,226,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net loss	$(5,380)	$(5,326)	$(12,632)	$(21,295)

Other comprehensive income (loss):
Change in net unrealized gain (loss) on marketable securities	—	18	(10)	2
Tax provision on other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	—	18	(10)	2

Comprehensive loss	$(5,380)	$(5,308)	$(12,642)	$(21,293)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands except for share amounts)	Shares	Par Value
Balances at December 31, 2012	28,241,743	$28	$300,974	$10	$(291,107)	$9,905
Net proceeds from public offering of common stock	4,680,000	5	48,547	—	—	48,552
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	317,883	—	1,062	—	—	1,062
Shares withheld upon settlement of restricted stock units	(49,520)	—	(196)	—	—	(196)
Employee and non-employee stock-based compensation expense	—	—	3,321	—	—	3,321
Net loss	—	—	—	—	(12,632)	(12,632)
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)

Balances at September 30, 2013	33,190,106	$33	$353,708	$—	$(303,739)	$50,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net loss	$(12,632)	$(21,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	321	528
Employee and non-employee stock-based compensation expense	3,321	3,171
Amortization of discounts and premiums on marketable securities	121	416
Amortization of intangible asset	1,118	1,118
Landlord contributions for tenant improvements	—	1,826
Changes in assets and liabilities:
Accounts receivable	(788)	83
Prepaid expenses and other assets	1,555	(401)
Accounts payable	82	94
Accrued liabilities	(655)	3,372
Other liabilities	155	57
Deferred revenue	(20,037)	(20,037)

Net cash used in operating activities	(27,439)	(31,068)

Cash flows from investing activities
Purchases of property and equipment	(79)	(2,010)
Purchases of marketable securities	—	(49,967)
Proceeds from sales of marketable securities	—	2,497
Maturities of marketable securities	31,500	97,140

Net cash provided by investing activities	31,421	47,660

Cash flows from financing activities
Net proceeds from public offering of common stock	48,552	—
Tax obligations paid in connection with settlement of restricted stock units	(196)	—
Proceeds from exercise of stock options	1,062	—

Net cash provided by financing activities	49,418	—

Net increase in cash and cash equivalents	53,400	16,592
Cash and cash equivalents
Beginning of period	88,772	87,923

End of period	$142,172	$104,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. Vanda’s product portfolio includes tasimelteon, a product for the treatment of circadian rhythm sleep disorders, which is currently in clinical development for Non-24-Hour Disorder (Non-24) and for which a New Drug Application (NDA) is under review by the U.S. Food and Drug Administration (FDA), Fanapt®, a product for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis Pharma AG (Novartis), and VLY-686, a small molecule neurokinin-1 receptor (NK-1R) antagonist.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. The financial information as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2012 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

2. Earnings per Share

Basic earnings per share (EPS) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and shares underlying Restricted Stock Units (RSUs), but only to the extent that their inclusion is dilutive.

The following table presents the calculation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net loss	$(5,380)	$(5,326)	$(12,632)	$(21,295)

Denominator:
Weighted average shares of common stock outstanding, basic	31,332,993	28,226,743	29,363,162	28,226,743
Stock options and restricted stock units related to the issuance of common stock	—	—	—	—

Weighted average shares of common stock outstanding, diluted	31,332,993	28,226,743	29,363,162	28,226,743

Net loss per share:
Basic	$(0.17)	$(0.19)	$(0.43)	$(0.75)

Diluted	$(0.17)	$(0.19)	$(0.43)	$(0.75)

Anti-dilutive securities excluded from calculations of diluted net loss per share:
Stock options and restricted stock units	3,801,651	5,150,778	4,556,838	5,184,757

The Company incurred net losses for the three and nine months ended September 30, 2013 and 2012 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

3. Marketable Securities

The Company did not hold any available-for-sale marketable securities as of September 30, 2013.

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

The Company did not hold any marketable securities as of September 30, 2013. Marketable securities classified in Level 1 and Level 2 at December 31, 2012 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.

As of September 30, 2013, the Company did not hold any assets that are required to be measured at fair value on a recurring basis.

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

5. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Prepaid insurance	$303	$155
Other prepaid expenses and vendor advances	2,099	3,479
Inventory	—	57
Accrued interest income	10	276

Total prepaid expenses and other current assets	$2,412	$3,967

6. Intangible Asset

The following is a summary of the Company’s intangible asset as of September 30, 2013:

		September 30, 2013
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$6,586	$5,414

The following is a summary of the Company’s intangible asset as of December 31, 2012:

		December 31, 2012
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$5,468	$6,532

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

The intangible asset is being amortized over its estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for the three months ended September 30, 2013 and 2012 and $1.1 million for the nine months ended September 30, 2013 and 2012. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

The following is a summary of the future intangible asset amortization schedule as of September 30, 2013:

(in thousands)	Total	Remainder of 2013	2014	2015	2016	2017
Intangible asset	$5,414	$377	$1,495	$1,495	$1,495	$552

7. Accrued Liabilities

The following is a summary of the Company’s accrued liabilities as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Accrued research and development expenses	$2,082	$3,900
Accrued consulting and other professional fees	1,060	386
Compensation and employee benefits	1,304	127
Accrued lease exit liability (refer to note 10)	59	453
Other accrued expenses	27	321

Total accrued liabilities	$4,532	$5,187

8. Deferred Revenue

The following is a summary of changes in total deferred revenue for the nine months ended September 30, 2013:

(in thousands)	Balance at Beginning of Period	Reduction from Licensing Revenue Recognized	Balance at End of Period
Nine months ended September 30, 2013	$117,064	$20,037	$97,027

The following is a summary of changes in total deferred revenue for the nine months ended September 30, 2012:

(in thousands)	Balance at Beginning of Period	Reduction from Licensing Revenue Recognized	Balance at End of Period
Nine months ended September 30, 2012	$143,853	$20,037	$123,816

The Company entered into an amended and restated sublicense agreement with Novartis in October 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million in December 2009. The Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company deems the performance period of the JSC to be the life of the U.S. patent of Fanapt®, which the Company expects to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension and the Company expects that Fanapt® will be eligible for six months of pediatric exclusivity. This term is the Company’s best estimate of the life of the patent. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt® (May 2017).

9. Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of September 30, 2013 and December 31, 2012. Changes in ownership may limit the amount of NOL carryforwards that can be utilized in the future to offset taxable income.

10. Commitments and Contingencies

Operating leases

The following is a summary of the minimum annual future payments under operating leases as of September 30, 2013:

	Cash payments due by period
(in thousands)	Total	Remainder of 2013	2014	2015	2016	2017	After 2017
Operating leases	$11,007	$316	$1,052	$1,079	$1,106	$1,133	$6,321

The minimum annual future payments for operating leases consists of the lease for office space for the Company’s headquarters located in Washington, D.C., which expires in 2023.

In July 2011, the Company entered into an office lease with Square 54 Office Owner LLC (the Landlord) for its current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, rent payments were abated for the first 12 months, and the Landlord will provide the Company with an allowance of $1.9 million for leasehold improvements. As of September 30, 2013, the Company had received the full allowance. Subject to the prior rights of other tenants in the building, the Company has the right to renew the Lease for five years following the expiration of its original term. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by the Company or the Landlord upon certain conditions.

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

The following is a summary of the Company’s lease exit activity for the nine months ended September 30, 2013, the year ended December 31, 2012 and the year ended December 31, 2011:

(in thousands)	Balance at Beginning of Period	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at End of Period
Nine months ended September 30, 2013	$453	$(10)	$384	$59
Year ended December 31, 2012	740	1,220	1,507	453
Year ended December 31, 2011	—	740	—	740

Rent expense under operating leases, including lease exit costs, was $0.3 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively. Rent expense under operating leases, including lease exit costs, was $0.8 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Consulting fees

The Company has engaged a regulatory consultant to assist the Company’s efforts to prepare, file and obtain FDA approval of an NDA for tasimelteon. As a result of the FDA acceptance of the NDA filing for tasimelteon for the treatment of Non-24, the Company made a milestone payment of $0.5 million to the regulatory consultant during the three months ended September 30, 2013. The payment was included as research and development expense in the consolidated statement of operations for the three and nine months ended September 30, 2013. Pursuant to the agreement and subject to certain conditions, the Company would be obligated to make a milestone payment of $2.0 million in the event the tasimelteon NDA is approved by the FDA. In addition to consulting fees and milestone payments, the Company is obligated to reimburse the consultant for ordinary and necessary business expenses incurred in connection with the engagement. The Company may terminate the engagement at any time upon prior notice; however, subject to certain conditions, the Company would remain obligated to make the milestone payment if the milestone is achieved following such termination.

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

Tasimelteon. In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize tasimelteon. In partial consideration for the license, the Company paid BMS an initial license fee of $0.5 million. Pursuant to the license agreement, the Company would be obligated to make future milestone payments to BMS of up to $37.0 million in the aggregate. The Company made a milestone payment to BMS of $1.0 million under the license agreement in 2006 relating to the initiation of its first Phase III clinical trial for tasimelteon. The Company made a milestone payment of $3.0 million during the three months ended September 30, 2013 relating to the FDA acceptance of the NDA filing for tasimelteon in the treatment of Non-24. The payment was included as research and development expense in the consolidated statement of operations for the three and nine months ended September 30, 2013. The Company will incur milestone obligations of $8.0 million in the event that the tasimelteon NDA is approved by the FDA and $25.0 million in the event that sales of tasimelteon reach a certain agreed upon sales threshold. Additionally, the Company would be obligated to make royalty payments based on net sales of tasimelteon which, as a percentage of net sales, are in the low teens. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use commercially reasonable efforts to develop and commercialize tasimelteon and to meet certain milestones in initiating and completing certain clinical work.

Under the license agreement, the Company was required to enter into a development and commercialization agreement with a third party for tasimelteon. If the Company had not entered into such an agreement with respect to certain major market countries by a certain deadline, then BMS would have had the option to develop and commercialize tasimelteon itself in those countries not covered by a development and commercialization agreement on certain pre-determined terms (the “BMS Option”). However, the license agreement was amended in April 2013 to add a process that would allow BMS, prior to such deadline, to waive such right to develop and commercialize tasimelteon in those countries not covered by a development and commercialization agreement. Subsequent to the execution of the April 2013 amendment, BMS provided the Company with formal written notice that it irrevocably waived the BMS Option to exercise the right to reacquire any or all rights to any product (as defined in the license agreement) containing tasimelteon, or to develop or commercialize any such product, in the countries not covered by a development and commercialization agreement.

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

Fanapt®. The Company acquired exclusive worldwide rights to patents and patent applications for Fanapt® (iloperidone) in 2004 through a sublicense agreement with Novartis. A predecessor company of sanofi-aventis, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapt® and completed early clinical work on the product. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications, as well as certain Novartis patents and patent applications to develop and commercialize Fanapt®, through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $0.5 million and was obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. In November 2007, the Company met a milestone under the sublicense agreement relating to the acceptance of its filing of the NDA for Fanapt® for the treatment of schizophrenia and made a milestone payment of $5.0 million to Novartis. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met an additional milestone under the sublicense agreement, which required the Company to make a payment of $12.0 million to Novartis.

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

In August 2012, the Israeli Ministry of Health granted market approval for Fanapt® for the treatment of schizophrenia. In November 2012, Vanda was notified that Fanapt® had been granted market approval in Argentina for the treatment of schizophrenia. In October 2013, the Mexican Federal Commission for Protection Against Sanitary Risks (COFEPRIS) granted market approval for Fanapt® for the treatment of schizophrenia.

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

Pursuant to the license agreement, the Company paid Lilly an initial license fee of $1.0 million and will be responsible for all development costs. The initial license fee was recognized as research and development expense in the consolidated statement of operations for the nine months ended September 30, 2012. Lilly is also eligible to receive additional payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. Vanda is obligated to use its commercially reasonable efforts to develop and commercialize VLY-686.

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

Future milestone payments. No amounts were recorded as liabilities nor were any future contractual obligations relating to the license agreements included in the consolidated financial statements as of September 30, 2013 because the criteria for recording the future milestone payments have not yet been met. These criteria include the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

11. Common Stock

In August 2013, the Company completed a public offering of 4,680,000 shares of common stock at a price to the public of $11.14 per share. Net cash proceeds from the public offering were $48.6 million, after deducting the underwriting discounts and commissions and offering expenses.

12. Employee Stock-Based Compensation

Compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.

The fair value of stock options granted is amortized using the accelerated attribution method. The fair value of RSUs awarded is amortized using the straight-line method. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total employee stock-based compensation expense related to stock-based awards for the three and nine months ended September 30, 2013 and 2012 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Research and development	$404	$(110)	$1,164	$1,003
General and administrative	1,091	686	2,063	2,152

Total employee stock-based compensation expense	$1,495	$576	$3,227	$3,155

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The weighted average expected term of stock options granted is based on the simplified method as the options meet the “plain vanilla” criteria required by authoritative guidance. Significant changes in the market prices of the Company’s common stock in recent years has made historical data less reliable for the purpose of estimating future vesting, exercise, and employment behavior. The simplified method provides a more reasonable approach for estimating the weighted average expected term for options granted in 2013 and 2012. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared in September 2008) and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Expected dividend yield	—%	—%
Weighted average expected volatility	63%	68%
Weighted average expected term (years)	6.03	6.03
Weighted average risk-free rate	1.28%	1.04%
Weighted average fair value per share	$3.98	$2.71

As of September 30, 2013, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan). There were 670,744 shares subject to outstanding options granted under the 2004 Plan as of September 30, 2013, and no additional options will be granted under this plan. As of September 30, 2013, there were 8,995,930 shares of common stock reserved for issuance under the 2006 Plan, of which 5,332,870 shares were subject to outstanding options and RSUs granted to employees and non-employees and 2,213,524 shares remained available for future grant.

The Company has granted two types of options, option awards with service conditions (service option awards) and options with service and performance conditions (performance option awards). Service option awards are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. There were 151,250 performance option awards outstanding with unrecognized stock-based compensation costs of $0.3 million at June 30, 2013. In July 2013, the performance option awards vested upon the acceptance by the FDA of the Company’s tasimelteon NDA (the Vesting Event). The Vesting Event for the performance option awards resulted in the recognition of additional stock-based compensation expense of $0.3 million for the three months and nine months ended September 30, 2013. As of September 30, 2013, there was $2.1 million of unrecognized compensation costs related to unvested service option awards expected to be recognized over a weighted average period of 1.6 years. None of the service option awards or performance option awards are classified as a liability as of September 30, 2013.

A summary of option activity for the 2004 Plan for the nine months ended September 30, 2013 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	672,145	$1.79	2.78	$1,512
Expired	(115)	4.73
Exercised	(1,286)	3.67		7

Outstanding at September 30, 2013	670,744	1.79	2.03	6,144

Exercisable at September 30, 2013	670,744	1.79	2.03	6,144

A summary of option activity for the 2006 Plan for the nine months ended September 30, 2013 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,865,487	$10.83	7.15	$634
Granted	356,000	6.88
Forfeited	(50,533)	6.35
Expired	(258,238)	10.68
Exercised	(164,161)	6.44		836

Outstanding at September 30, 2013	4,748,555	10.75	6.65	16,292

Exercisable at September 30, 2013	3,343,423	12.97	5.80	8,561

Proceeds from the exercise of stock options amounted to $1.1 million for the nine months ended September 30, 2013.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted two types of RSUs, RSUs with service conditions (service RSUs) and RSUs with service and performance conditions (performance RSUs). The service RSUs vest in four equal annual installments provided that the employee remains employed with the Company. There were 48,750 performance RSUs outstanding with unrecognized stock-based compensation costs of $0.2 million at June 30, 2013. In July 2013, the performance RSUs vested upon the Vesting Event. The Vesting Event for the performance RSUs resulted in the recognition of additional stock-based compensation expense of $0.2 million for the three months and nine months ended September 30, 2013. As of September 30, 2013, there was $2.4 million of unrecognized compensation costs related to unvested service RSUs expected to be recognized over a weighted average period of 1.7 years. None of the service RSUs or performance RSUs are classified as a liability as of September 30, 2013.

A summary of RSU activity for the 2006 Plan for the nine months ended September 30, 2013 follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	705,376	$5.91
Granted	99,500	6.69
Forfeited	(19,375)	6.66
Vested and unissued	(48,750)	3.11
Vested	(152,436)	7.86

Outstanding at September 30, 2013	584,315	5.74

The vesting date fair value for the 48,750 shares underlying performance RSUs that vested but are unissued during the nine months ended September 30, 2013 was $0.4 million. The vesting date fair value for the 152,436 shares underlying RSUs that vested during the nine months ended September 30, 2013 was $0.6 million. In order for certain employees to satisfy the minimum statutory employee tax withholding requirements related to the issuance of common stock underlying certain of RSUs that vested and settled during the nine months ended September 30, 2013, the Company withheld 49,520 shares of common stock and paid employee payroll withholding taxes of $0.2 million relating to the vesting and settlement of the RSUs.

13. Legal Matters

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the failure to obtain, or any delay in obtaining, regulatory approval for our products, particularly tasimelteon for the treatment of Non-24-Hour Disorder (Non-24), or to comply with ongoing regulatory requirements;

•	our inability to successfully commercialize tasimelteon following the receipt of regulatory approval, if any;

•	our inability to obtain the capital necessary to fund our research and development or commercial activities;

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	a lack of acceptance of our products in the marketplace, or a failure to become or remain profitable;

•	a loss of rights to develop and commercialize our products under our license and sublicense agreements;

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapt® receives;

•	our inability to successfully commercialize Fanapt® outside of the U.S. and Canada;

•	delays in the completion of our or our partners’ clinical trials;

•	a failure of our products to be demonstrably safe and effective;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	our failure to identify or obtain rights to new products;

•	a loss of any of our key scientists or management personnel;

•	limitations on our ability to utilize some or all of our prior net operating losses and orphan drug and research and development credits;

•	the cost and effects of current or potential litigation; and

•	losses incurred from product liability claims made against us.

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

We encourage you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q. In addition, you should refer to Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2012, and Item 1A of Part II of this quarterly report on Form 10-Q for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. The information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (SEC) from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We believe that each of our products will address a large market with significant unmet medical needs. Our product portfolio includes tasimelteon, a product for the treatment of circadian rhythm sleep disorders, which is currently in clinical development for Non-24-Hour Disorder (Non-24) and for which a New Drug Application (NDA) is under review by the U.S. Food and Drug Administration (FDA), Fanapt®, a product for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis Pharma AG (Novartis), and VLY-686, a small molecule neurokinin-1 receptor (NK-1R) antagonist.

In December 2012 and January 2013, we announced positive results for two Phase III studies for tasimelteon in the treatment of Non-24. The SET Phase III study demonstrated that tasimelteon was able to entrain the master body clock as measured by melatonin and cortisol circadian rhythms. Tasimelteon was also shown to significantly improve clinical symptoms across a number of sleep and wake measures. These results provided robust evidence of direct and clinically meaningful benefits to patients with Non-24. The RESET Phase III study demonstrated the maintenance effect of 20 milligrams (mg) of tasimelteon to entrain melatonin and cortisol circadian rhythms in individuals with Non-24. Patients treated with tasimelteon maintained their clinical benefits while patients receiving placebo showed significant deterioration in measures of nighttime sleep, daytime naps and timing of sleep. In May 2013, we submitted an NDA to the FDA for tasimelteon for the treatment of Non-24. In July 2013, we announced that the FDA accepted the filing and granted a priority review classification to our NDA for tasimelteon for the treatment of Non-24 in the totally blind. The FDA determined the action target date under the Prescription Drug User Fee Act (PDUFA-V) to be January 31, 2014. The FDA scheduled a Peripheral and Central Nervous System Drugs Advisory Committee meeting on November 14, 2013 for the review of our NDA for tasimelteon, proposed trade name HETLIOZTM, for the treatment of Non-24 in the totally blind. As a result of the FDA accepting the NDA filing for tasimelteon, we incurred costs of $4.0 million in the three and nine months ended September 30, 2013, including a $3.0 million milestone obligation under our license agreement with Bristol-Meyers Squibb (BMS), a $0.5 million milestone obligation under a regulatory consulting agreement and non-cash stock-based compensation expense of $0.3 million for performance-based stock options and $0.2 million for performance-based restricted stock unit (RSU) awards. In January 2013, we reported top-line results of the Phase IIb/III clinical study (MAGELLAN) in Major Depressive Disorder (MDD), investigating the efficacy and safety of tasimelteon as a monotherapy in the treatment of patients with MDD. The clinical study did not meet the primary endpoint of change from baseline in the Hamilton Depression Scale (HAMD-17) after eight weeks of treatment as compared to placebo. As a result, all activities have been discontinued related to the MDD indication for tasimelteon. We incurred $19.1 million in research and development costs for the nine months ended September 30, 2013 directly attributable to our development of tasimelteon.

In December 2012, the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion recommending against approval of Fanaptum™ (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the European Union. The CHMP was of the opinion that the benefits of Fanaptum™ did not outweigh its risks and recommended against marketing authorization. We initiated an appeal of this opinion and requested a re-examination of the decision by the CHMP, but withdrew our Marketing Authorization Application in the first quarter of 2013 because the additional clinical data requested by the CHMP would not have been available in the timeframe allowed by the EMA’s Centralized Procedure. We intend to reassess our European regulatory strategy for Fanaptum™ once the results from the Relapse Prevention Study in Patients with Schizophrenia (REPRIEVE) being conducted by Novartis become available. We incurred $0.4 million in research and development costs for the nine months ended September 30, 2013 directly attributable to our development of Fanapt®.

In the second half of 2013, we plan to initiate a proof of concept study for VLY-686 in treatment resistant pruritus in atopic dermatitis. We incurred $1.5 million in research and development costs for the nine months ended September 30, 2013 directly attributable to our development of VLY-686.

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our products. Our ability to generate revenue and achieve profitability largely depends on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products, including tasimelteon for the treatment of Non-24 and Novartis’ ability to successfully commercialize Fanapt® in the U.S. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in “Risk Factors” reported in Item 1A of Part I of our annual report in Form 10-K for the year ended December 31, 2012 and Item 1A of Part II of this quarterly report on Form 10-Q.

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

Research and development expenses

Research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone payments made under licensing agreements prior to regulatory approval, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee-related costs and stock-based compensation for research and development personnel. We expense research and development costs as they are incurred for products in the development stage, including manufacturing costs and milestone payments made under license agreements prior to FDA approval. Upon and subsequent to FDA approval, manufacturing and milestone payments made under license agreements are capitalized. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. Costs related to the acquisition of intellectual property are expensed as incurred if the underlying technology is developed in connection with our research and development efforts and has no alternative future use.

We incurred research and development expenses in the aggregate of $22.0 million for the nine months ended September 30, 2013 including employee stock-based compensation expense of $1.2 million. Milestone payments relating to research and development activities are accrued when it is deemed probable that the milestone event will be achieved. As a result of the FDA acceptance of our NDA for tasimelteon for the treatment of Non-24 in July 2013, we incurred milestone obligations of $3.5 million for the three and nine months ended September 30, 2013 including a $3.0 million milestone obligation under our license agreement with BMS and a $0.5 million milestone obligation under a regulatory consulting agreement.

We will be obligated to make a milestone payment of $8.0 million to BMS under the license agreement for tasimelteon in the event our NDA for tasimelteon for the treatment of Non-24 is approved by the FDA. Upon and subsequent to FDA approval, milestone payments made under license agreements are capitalized. In addition, we will be obligated to make a milestone payment of $2.0 million under a regulatory consulting agreement in the event our NDA for tasimelteon for the treatment of Non-24 is approved by the FDA. The FDA determined the action target date under the Prescription Drug User Fee Act (PDUFA-V) to be January 31, 2014. The FDA scheduled a Peripheral and Central Nervous System Drugs Advisory Committee meeting on November 14, 2013 for the review of the Company’s NDA for tasimelteon, proposed trade name HETLIOZTM, for the treatment of Non-24 in the totally blind. We expect to incur significant research and development expenses as we continue to develop our products and product candidates. We expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

The following table summarizes the costs of our product development initiatives for the three and nine months ended September 30, 2013 and 2012. Included in this table are the research and development expenses recognized in connection with the clinical development of tasimelteon, Fanapt® and VLY-686:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Direct project costs: (1)
Tasimelteon	$6,835	$9,437	$19,105	$30,856
Fanapt®	69	423	362	1,173
VLY-686	771	42	1,542	1,056

Total direct project costs	7,675	9,902	21,009	33,085

Indirect project costs: (1)
Facility	189	114	502	1,216
Depreciation	54	57	168	295
Other indirect overhead	108	86	289	233

Total indirect project costs	351	257	959	1,744

Total research and development expenses	$8,026	$10,159	$21,968	$34,829

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses

General and administrative expenses consist primarily of salaries, other related costs for personnel, including employee stock-based compensation, related to executive, finance, accounting, information technology, marketing, medical affairs and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for marketing, medical affairs, legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities. We incurred general and administrative expenses of $14.7 million for the nine months ended September 30, 2013, including employee stock-based compensation expense of $2.1 million.

Employee stock-based compensation expense

Total employee stock-based compensation expense related to stock-based awards for the three and nine months ended September 30, 2013 and 2012 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Research and development	$404	$(110)	$1,164	$1,003
General and administrative	1,091	686	2,063	2,152

Total employee stock-based compensation expense	$1,495	$576	$3,227	$3,155

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

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and our and our partners’ ability to successfully commercialize our products. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $303.7 million as of September 30, 2013. Our total stockholders’ equity was $50.0 million as of September 30, 2013, and reflects net proceeds of $48.6 million from the public offering of common stock completed in August 2013.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenues. Total revenues increased by $0.4 million, or 5%, to $8.7 million for the three months ended September 30, 2013 compared to $8.3 million for the three months ended September 30, 2012. Revenues for both quarterly periods include licensing revenue of $6.8 million representing amortization of deferred revenue from straight-line recognition of the up-front license fee of $200.0 million received from Novartis for Fanapt® in 2009. Revenues for the three months ended September 30, 2013 included royalty revenue of $2.0 million from Novartis based on quarterly sales of Fanapt® by Novartis compared to $1.5 million for the three months ended September 30, 2012.

Intangible asset amortization. Intangible asset amortization was $0.4 million for the three months ended September 30, 2013 and 2012. Intangible amortization relates to the capitalized intangible asset of $12.0 million resulting from the Fanapt® milestone payment to Novartis in 2009.

Research and development expenses. Research and development expenses decreased by $2.2 million, or 22%, to $8.0 million for the three months ended September 30, 2013 compared to $10.2 million for the three months ended September 30, 2012. Expenses were lower for the three months ended September 30, 2013 as a result of completion of the tasimelteon Non-24 and MDD efficacy studies, partially offset by milestone obligations of $3.5 million incurred in the three months ended September 30, 2013 as a result of the FDA acceptance of our NDA for tasimelteon for the treatment of Non-24 in July 2013. The SET-3201 efficacy study in Non-24 was completed in the fourth quarter of 2012 and the RESET-3203 efficacy study in Non-24 and the MAGELLAN-2301 efficacy study in MDD were both completed in the first quarter of 2013.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013	September 30, 2012
(in thousands)
Direct project costs:
Clinical trials	$402	$6,794
Contract research and development, consulting, materials and other direct costs	5,727	1,759
Salaries, benefits and related costs	1,142	1,459
Employee stock-based compensation expense	404	(110)

Total direct costs	7,675	9,902
Indirect project costs	351	257

Total research and development expenses	$8,026	$10,159

Total direct costs decreased by $2.2 million, or 22%, to $7.7 million for the three months ended September 30, 2013 compared to $9.9 million for the three months ended September 30, 2012 reflecting lower costs as a result of the completion of the tasimelteon Non-24 and MDD efficacy studies, partially offset by milestone obligations of $3.5 million incurred in the three months ended September 30, 2013 as a result of the FDA acceptance of our NDA for tasimelteon for the treatment of Non-24 in July 2013.

Clinical trials costs decreased by $6.4 million, or 94%, to $0.4 million for the three months ended September 30, 2013 compared $6.8 million for the three months ended September 30, 2012 as a result of the completion of the tasimelteon Non-24 and MDD efficacy studies.

Contract research and development, consulting, materials and other direct costs increased by $3.9 million, or 217%, to $5.7 million for the three months ended September 30, 2013 compared to $1.8 million for the three months ended September 30, 2012 primarily as a result of milestone obligations of $3.5 million incurred in the three months ended September 30, 2013 as a result of the FDA acceptance of our NDA for tasimelteon for the treatment of Non-24 in July 2013.

Salaries, benefits and related costs decreased by $0.4 million, or 27%, to $1.1 million for the three months ended September 30, 2013 compared to $1.5 million for the three months ended September 30, 2012 as costs for three months ended September 30, 2012 included severance costs associated with the termination of our Chief Medical Officer.

Employee stock-based compensation expense increased by $0.5 million to $0.4 million for the three months ended September 30, 2013 compared to a credit of $0.1 million for the three months ended September 30, 2012. The credit for the three months ended September 30, 2012 resulted from the reversal of expense from the cancellation of equity awards due to the termination of our Chief Medical Officer.

General and administrative expenses. General and administrative expenses increased by $2.6 million, or 84%, to $5.7 million for the three months ended September 30, 2013 compared to $3.1 million for the three months ended September 30, 2012.

The following table discloses the components of our general and administrative expenses for the three months ended September 30, 2013 and 2012:

	Three Months Ended
(in thousands)	September 30, 2013	September 30, 2012
Salaries, benefits and related costs	$1,263	$808
Employee stock-based compensation expense	1,091	686
Marketing, medical affairs, legal, accounting and other professional expenses	2,537	847
Other expenses	820	806

Total general and administrative expenses	$5,711	$3,147

Salaries, benefits and related costs increased by $0.5 million, or 63%, to $1.3 million for the three months ended September 30, 2013 compared to $0.8 million for the three months ended September 30, 2012 primarily due to increases in our employee headcount.

Employee stock-based compensation expense increased by $0.4 million, or 57%, to $1.1 million for the three months ended September 30, 2013 compared to $0.7 million for the three months ended September 30, 2012 primarily as a result of stock-based compensation expense recorded in the three months ended September 30, 2013 related to performance-based stock options and RSUs which vested upon the FDA acceptance of our NDA for tasimelteon for the treatment of Non-24 in July 2013.

Marketing, medical affairs, legal, accounting and other professional expenses increased by $1.7 million, or 213%, to $2.5 million for the three months ended September 30, 2013 compared to $0.8 million for the three months ended September 30, 2012 primarily due to increased market development expenses associated with tasimelteon.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenues. Total revenues increased by $0.3 million, or 1%, to $25.1 million for the nine months ended September 30, 2013 compared to $24.8 million for the nine months ended September 30, 2012. Revenues for both periods includes licensing revenue of $20.0 million representing amortization of deferred revenue from straight-line recognition of the up-front license fee of $200.0 million received from Novartis for Fanapt® in 2009. Revenues for the nine months ended September 30, 2013 included royalty revenue of $5.1 million from Novartis based on year-to-date sales of Fanapt® by Novartis compared to $4.8 million for the nine months ended September 30, 2012.

Intangible asset amortization. Intangible asset amortization was $1.1 million for the nine months ended September 30, 2013 and 2012. Intangible amortization relates to the capitalized intangible asset of $12.0 million resulting from the Fanapt® milestone payment to Novartis in 2009.

Research and development expenses. Research and development expenses decreased by $12.8 million, or 37%, to $22.0 million for the nine months ended September 30, 2013 compared to $34.8 million for the nine months ended September 30, 2012. Expenses were lower for the nine months ended September 30, 2013 as a result of completion of the tasimelteon Non-24 and MDD efficacy studies partially offset by milestone obligations of $3.5 million incurred in the three months ended September 30, 2013 as a result of the FDA acceptance of our NDA for tasimelteon for the treatment of Non-24 in July 2013. The SET-3201 efficacy study in Non-24 was completed in the fourth quarter of 2012 and the RESET-3203 efficacy study in Non-24 and the MAGELLAN-2301 efficacy study in MDD were both completed in the first quarter of 2013.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30, 2013	September 30, 2012
(in thousands)
Direct project costs:
Clinical trials	$6,443	$21,831
Contract research and development, consulting, materials and other direct costs	9,971	6,511
Salaries, benefits and related costs	3,431	3,740
Employee stock-based compensation expense	1,164	1,003

Total direct costs	21,009	33,085
Indirect project costs	959	1,744

Total research and development expenses	$21,968	$34,829

Total direct costs decreased by $12.1 million, or 37%, to $21.0 million for the nine months ended September 30, 2013 compared to $33.1 million for the nine months ended September 30, 2012 as a result of the completion of the tasimelteon Non-24 and MDD efficacy studies.

Clinical trials costs decreased by $15.4 million, or 71%, to $6.4 million for the nine months ended September 30, 2013 compared $21.8 million for the nine months ended September 30, 2012 as a result of the completion of the tasimelteon Non-24 and MDD efficacy studies.

Contract research and development, consulting, materials and other direct costs increased by $3.5 million, or 54%, to $10.0 million for the nine months ended September 30, 2013 compared to $6.5 million for the nine months ended September 30, 2012 primarily as a result of milestone obligations of $3.5 million incurred in the three months ended September 30, 2013 as a result of the FDA acceptance of our NDA for tasimelteon for the treatment of Non-24 in July 2013.

Salaries, benefits and related costs decreased by $0.3 million, or 8%, to $3.4 million for the nine months ended September 30, 2013 compared to $3.7 million for the nine months ended September 30, 2012 as costs for nine months ended September 30, 2012 included severance costs associated with the termination of our Chief Medical Officer.

Employee stock-based compensation expense increased by $0.2 million, or 20%, to $1.2 million for the nine months ended September 30, 2013 compared to $1.0 million for the nine months ended September 30, 2012. Expense for the nine months ended September 30, 2012 reflects the reversal of expense from the cancellation of equity awards due to the termination of our Chief Medical Officer.

Indirect project costs decreased by $0.7 million, or 41%, to $1.0 million for the nine months ended September 30, 2013 compared to $1.7 million for the nine months ended September 30, 2012 primarily as a result of the lease exit liability and accelerated depreciation related to our former headquarters lease in Rockville, Maryland that was recognized in the nine months ended September 30, 2012.

General and administrative expenses. General and administrative expenses increased by $4.0 million, or 37%, to $14.7 million for the nine months ended September 30, 2013 compared to $10.7 million for the nine months ended September 30, 2012.

The following table discloses the components of our general and administrative expenses for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012
Salaries, benefits and related costs	$3,121	$2,314
Employee stock-based compensation expense	2,063	2,152
Marketing, medical affairs, legal, accounting and other professional expenses	7,271	3,589
Other expenses	2,288	2,602

Total general and administrative expenses	$14,743	$10,657

Salaries, benefits and related costs increased by $0.8 million, or 35%, to $3.1 million for the nine months ended September 30, 2013 compared to $2.3 million for the nine months ended September 30, 2012 primarily due to increases in our employee headcount.

Employee stock-based compensation expense decreased by $0.1 million, or 5%, to $2.1 million for the nine months ended September 30, 2013 compared to $2.2 million for the nine months ended September 30, 2012.

Marketing, medical affairs, legal, accounting and other professional expenses increased by $3.7 million, or 103%, to $7.3 million for the nine months ended September 30, 2013 compared to $3.6 million for the nine months ended September 30, 2012 primarily due to increased market development expenses associated with tasimelteon.

Other expenses decreased by $0.3 million, or 12%, to $2.3 million for the nine months ended September 30, 2013 compared to $2.6 million for the nine months ended September 30, 2012 primarily as a result of the lease exit liability and accelerated depreciation related to our former headquarters lease in Rockville, Maryland that was recognized in the first quarter of 2012.

Other income. Other income decreased by $0.4 million, or 80%, to $0.1 million for the nine months ended September 30, 2013 compared to $0.5 million for the nine months ended September 30, 2012 primarily due to income from a legal settlement we recognized in the nine months ended September 30, 2012 related to a lawsuit filed against one of our stockholders. While we did not participate in the lawsuit proceedings, we received a portion of the settlement.

Liquidity and Capital Resources

In August 2013, we completed a public offering of 4,680,000 shares of common stock at a price to the public of $11.14 per share. Net cash proceeds from the public offering were $48.6 million, after deducting the underwriting discounts and commissions and offering expenses.

As of September 30, 2013, our total cash and cash equivalents and marketable securities was $142.2 million, including net proceeds from the public offering of common stock completed in August 3013, compared to $120.4 million at December 31, 2012. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

Our liquidity resources as of September 30, 2013 and December 31, 2012 are summarized as follows:

(in thousands)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$142,172	$88,772

Marketable securities:
U.S. Treasury and government agencies	—	14,442
Corporate debt	—	17,189

Total marketable securities	—	31,631

Total cash and cash equivalents and marketable securities	$142,172	$120,403

As of September 30, 2013 we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to continue to incur substantial expenses relating to our research and development and regulatory efforts as we pursue FDA approval of an NDA for tasimelteon in Non-24. Additionally, we expect to incur substantial expenses in preparation of a potential commercial launch of tasimelteon in Non-24. We must receive regulatory approval to launch any of our products commercially. If tasimelteon is approved by the FDA for the treatment of Non-24, we expect to incur substantial commercial expenses. In order to receive such approval, the appropriate regulatory agency must conclude that our clinical data establish safety and efficacy and that tasimelteon and the manufacturing facilities meet all applicable regulatory requirements. We cannot be certain that we will establish sufficient safety and efficacy data to receive regulatory approval for any of our products or that our products and the manufacturing facilities will meet all applicable regulatory requirements.

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

Cash Flow

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012
Net cash provided by (used in):
Operating activities	$(27,439)	$(31,068)
Investing activities	31,421	47,660
Financing activities	49,418	—

Net increase in cash and cash equivalents	$53,400	$16,592

In assessing cash used in operating activities, we consider several principal factors: (i) net loss for the period; (ii) adjustments for non-cash charges including stock-based compensation expense, amortization of intangible assets and depreciation and amortization of property and equipment; and (iii) the extent to which receivables, accounts payable and other liabilities, or other working capital components increase or decrease.

Net cash used in operating activities was $27.4 million for the nine months ended September 30, 2013, a reduction of $3.7 million from net cash used in operating activities of $31.1 million for the nine months ended September 30, 2012. The decrease in net cash used for operating activities of $3.7 million resulted from a reduction in the net loss of $8.7 million which was partially offset by a reduction of $0.4 million in non-cash charges, a cash contribution of $1.8 million for tenant improvements that was received from the landlord for the nine months ended September 30, 2012, and a net reduction of $2.9 million in the working capital components that provided operating cash flow in the nine months ended September 30, 2013 and 2012.

Net cash provided by investing activities of $31.4 million for the nine months ended September 30, 2013 resulted from proceeds from maturities of marketable securities. Net cash provided by investing activities of $47.7 million for the nine months ended September 30, 2012 consisted of net purchases, sales and maturities of marketable securities of $49.7 million reduced by purchases of property and equipment.

Net cash provided by financing activities of $49.4 million for the nine months ended September 30, 2013 reflects the net proceeds of $48.6 million received from the public offering of 4,680,000 shares of common stock completed in August 2013.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual obligations and commitments

The following is a summary of our non-cancellable long-term contractual cash obligations as of September 30, 2013:

	Cash payments due by period
(in thousands) (1)(2)(3)	Total	Remainder of 2013	2014	2015	2016	2017	After 2017
Operating leases	$11,007	$316	$1,052	$1,079	$1,106	$1,133	$6,321

(1)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrued the costs of these agreements based on estimates of work completed to date.

(2)	This table does not include a milestone payment that could be due under our agreement with a regulatory consultant we have engaged to assist in our efforts to prepare, file and obtain FDA approval of the NDA for tasimelteon. We made a milestone payment of $0.5 million during the three months ended September 30, 2013 upon the acceptance of the tasimelteon NDA by the FDA in July 2013. As part of the engagement and subject to certain conditions, we could be obligated to make a milestone payment of $2.0 million in the event that the tasimelteon NDA is approved by the FDA.
(3)	This table does not include milestone payments that could be due under our license agreements. Under our license agreement with Bristol-Meyers Squibb (BMS) for the exclusive rights to develop and commercialize tasimelteon, we would be obligated to make future milestone payments to BMS of up to $37.0 million in the aggregate. We made a milestone payment to BMS of $1.0 million under the license agreement in 2006 relating to the initiation of its first Phase III clinical trial for tasimelteon. We made a milestone payment of $3.0 million during the three months ended September 30, 2013 upon the acceptance of the tasimelteon NDA by the FDA in July 2013. We will incur milestone obligations of $8.0 million in the event that the tasimelteon NDA is approved by the FDA and $25.0 million in the event that sales of tasimelteon reach a certain agreed upon sales threshold. Under our license agreement with Eli Lilly and Company for the exclusive rights to develop and commercialize VLY-686, we could be obligated to make future milestone payments of up to $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones.

Operating leases

Our commitments related to operating leases represent the minimum annual payments for the operating lease for our headquarters located in Washington, D.C., which expires in 2023.

In July 2011, we entered into an office lease with Square 54 Office Owner LLC (the Landlord) for our current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (the Lease). Under the Lease, rent payments were abated for the first 12 months. The Landlord will provide us with an allowance of $1.9 million for leasehold improvements. As of September 30, 2013, we had received the full allowance. Subject to the prior rights of other tenants in the building, we have the right to renew the Lease for five years following the expiration of its original term. We also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by us or the Landlord upon certain conditions.

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

The following is a summary of lease exit activity for the nine months ended September 30, 2013, the year ended December 31, 2012 and the year ended December 31, 2011:

(in thousands)	Balance at Beginning of Period	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at End of Period
Nine months ended September 30, 2013	$453	$(10)	$384	$59
Year ended December 31, 2012	740	1,220	1,507	453
Year ended December 31, 2011	—	740	—	740

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30,2013, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, including the consolidated financial statements and the related notes appearing herein and therein, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks related to our business and industry

If the U.S. Food and Drug Administration (FDA) does not approve our New Drug Application (NDA) for tasimelteon for the treatment of Non-24-Hour Disorder (Non-24) or continued development of tasimelteon is significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.

We commenced our Phase III program for tasimelteon for the treatment of Non-24 in the third quarter of 2010. In December 2012, we reported positive top-line results in a randomized, double-blind, multi-center, placebo-controlled Phase III trial (SET study) that enrolled 84 patients. In January 2013, we announced positive results for the second Phase III study of tasimelteon for the treatment of Non-24 (RESET study). In addition, we have two ongoing open-label safety studies for tasimelteon in treatment of Non-24. We met with the FDA in the first quarter of 2013 for a pre-NDA meeting regarding tasimelteon in the treatment of patients with Non-24 and submitted an NDA to the FDA in May 2013. In July 2013, we announced that the FDA accepted the filing and granted a priority review classification to our NDA for tasimelteon for the treatment of Non-24 in the totally blind. The FDA determined the action target date under the Prescription Drug User Fee Act (PDUFA-V) to be January 31, 2014. The FDA scheduled a Peripheral and Central Nervous System Drugs Advisory Committee meeting on November 14, 2013 for the review of our NDA for tasimelteon, proposed trade name HETLIOZTM, for the treatment of Non-24 in the totally blind. Any adverse developments or results or perceived adverse developments or results with respect to our regulatory submission, the advisory committee meeting or the tasimelteon Phase III program will significantly harm our business and could cause the market price of our stock to decline. Examples of such adverse developments include, but are not limited to:

•	the FDA determining that additional clinical studies are required with respect to the Phase III program in Non-24;

•	safety, efficacy or other concerns arising from clinical or non-clinical studies in this program, or the manufacturing processes or facilities used for the program; and

•	the FDA determining that the Phase III program in Non-24 raises safety concerns or does not demonstrate adequate efficacy.

We and our partners face heavy government regulation. FDA regulatory approval of our products is uncertain and we and our partners are also continually at risk of the FDA requiring us or them to discontinue marketing any products that have obtained, or in the future may obtain, regulatory approval.

The research, testing, manufacturing and marketing of products such as those that we have developed or that we or our partners are developing are subject to extensive regulation by federal, state and local government authorities, including the FDA. To obtain regulatory approval of such products, we or our partners must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, we or our partners must show that the manufacturing facilities used to produce such products are in compliance with current Good Manufacturing Practices regulations or cGMP.

The process of obtaining FDA and other required regulatory approvals and clearances can take many years and will require us and our partners, as applicable, to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical trials that will be required for FDA approval varies depending on the product, the disease or condition that the product is in development for, and the requirements applicable to that particular product. The FDA can delay, limit or deny approval of a product for many reasons, including that:

•	a product may not be shown to be safe or effective;

•	the FDA may interpret data from pre-clinical and clinical trials in different ways than we or our partners do;

•	the FDA may not approve our or our partners’ manufacturing processes or facilities;

•	a product may not be approved for all the indications we or our partners request;

•	the FDA may change its approval policies or adopt new regulations;

•	the FDA may not meet, or may extend, the Prescription Drug User Fee Act (PDUFA-V) date with respect to a particular NDA; and

•	the FDA may not agree with our or our partners’ regulatory approval strategies or components of the regulatory filings, such as clinical trial designs.

For example, if certain of our or our partners’ methods for analyzing trial data are not accepted by the FDA, we or our partners may fail to obtain regulatory approval for our products.

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

Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than Fanapt® in the U.S., Israel and Argentina, we have not received regulatory approval to market any of our products in any jurisdiction.

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

We and our partners also are subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the environment and the use and disposal of hazardous substances used in connection with discovery, research and development work. In addition, we cannot predict the extent to which new governmental regulations might significantly impede the discovery, development, production and marketing of our products. We or our partners may be required to incur significant costs to comply with current or future laws or regulations, and we may be adversely affected by the cost of such compliance or the inability to comply with such laws or regulations.

We intend to seek regulatory approvals for our products in foreign jurisdictions, but we may not obtain any such approvals.

We intend to market our products in foreign jurisdictions. In order to market our products in foreign jurisdictions, we or our partners may be required to obtain separate regulatory approvals and to comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional trials, and the time required to obtain approval may differ from that required to obtain FDA approval. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we or our partners may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We or our partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could harm our business materially.

Even after we or our partners obtain regulatory approvals of a product, acceptance of such product in the marketplace is uncertain and failure to achieve commercial acceptance will prevent or delay our ability to generate product revenues.

Even after obtaining regulatory approvals for the sale of our products, the commercial success of these products will depend, among other things, on their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. The degree of market acceptance of any product will depend on a number of factors, including the demonstration of its safety and efficacy, its cost-effectiveness, its potential advantages over other therapies, the reimbursement policies of government and third-party payors with respect to such product, our ability to attract and maintain corporate partners, including pharmaceutical companies, to assist in commercializing our products, receipt of regulatory clearance of marketing claims for the uses that we or our partners are developing and the effectiveness of our and our partners’ marketing and distribution capabilities. If our approved products fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. If our approved products do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable on a sustained basis or achieve significant revenues.

If we fail to obtain the capital necessary to fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products with third parties on terms that may not be attractive to us.

Our activities will necessitate significant uses of working capital throughout 2013 and beyond. As of September 30, 2013, our total cash and cash equivalents and marketable securities were $142.2 million. In August 2013, we completed a public offering of 4,680,000 shares of our common stock resulting in net proceeds to us of $48.6 million after deducting underwriting discounts and commissions and other estimated offering expenses. Our long term capital requirements are expected to depend on many factors, including, among others:

•	our ability to commercialize tasimelteon globally;

•	the amount of royalty and milestone payments received from our commercial partners;

•	our ability to commercialize Fanapt® outside the U.S. and Canada;

•	costs of developing and maintaining sales, marketing and distribution channels and our ability to sell our products;

•	costs involved in establishing manufacturing capabilities for commercial quantities of our products;

•	the number of potential formulations and products in development;

•	progress with pre-clinical studies and clinical trials;

•	time and costs involved in obtaining regulatory (including FDA) approval;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims;

•	competing technological and market developments;

•	market acceptance of our products;

•	costs for recruiting and retaining employees and consultants;

•	costs for training physicians; and

•	legal, accounting, insurance and other professional and business related costs.

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

Our future success will depend on our or our partners’ ability to demonstrate and maintain a competitive advantage with respect to our products and our ability to identify and develop additional products through the application of our pharmacogenetics and pharmacogenomics expertise. Large, fully integrated pharmaceutical companies, either alone or together with collaborative partners, have substantially greater financial resources and have significantly greater experience than we do in:

•	developing products;

•	undertaking pre-clinical testing and clinical trials;

•	obtaining FDA and other regulatory approvals of products; and

•	manufacturing, marketing and selling products.

These companies may invest heavily and quickly to discover and develop novel products that could make our products obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or foreign regulatory approval or commercializing superior products or other competing products before we do. Technological developments or the FDA or foreign regulatory approval of new therapeutic indications for existing products may make our products obsolete or may make them more difficult to market successfully, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others or with products which may cost less than our products. Physicians, patients, third party payors and the medical community may not accept or utilize any of our products that may be approved. If tasimelteon, Fanapt® and our other products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. We believe the primary competitors for tasimelteon and Fanapt® are as follows:

•	For tasimelteon in the treatment of Non-24, there are no approved direct competitors. Insomnia treatments include, Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by sanofi-aventis (including Ambien CR®), Lunesta® (eszopiclone) by Dainippon Sumitomo Pharma, Sonata® (zaleplon) by Pfizer Inc., Silenor® (doxepin) by Somaxon Pharmaceuticals, Inc., generic products such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin.

•	For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustenna™, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Schering-Plough, Latuda® (lurasidone) by Dainippon Sumitomo Pharma, and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

Additionally, we may also face competition from newly developed generic products. Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful at challenging an Abbreviated New Drug Application, or ANDA, filed pursuant to the Hatch-Waxman Act, cheaper generic versions of our products, which may be favored by insurers and third-party payors, may be launched commercially, which would harm our business.

We have no experience selling, marketing or distributing products, other than providing assistance to Novartis relating to the U.S. commercialization of Fanapt®, which may make commercializing our products difficult.

At present, we have no marketing experience, other than providing assistance to Novartis relating to the U.S. commercialization of Fanapt®. Therefore, in order for us to commercialize tasimelteon, Fanapt® (outside the U.S. and Canada) or our other products, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties. For example, we rely completely on Novartis to market, sell and distribute Fanapt® in the U.S. and Canada.

For the commercialization of tasimelteon, Fanapt® (outside the U.S. and Canada) or our other products, we may not be able to establish additional sales and distribution partnerships on acceptable terms or at all. In regard to our current foreign partners and any additional distribution arrangements or other agreements we may enter into, our success will be materially dependent upon the performance of our partner. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products without partners or licensees include:

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

Novartis began selling, marketing and distributing our first approved product, Fanapt®, in the U.S. in the first quarter of 2010 and our ability to generate product revenue prior to the approval of any of our other products will depend on the success of this product in the marketplace.

Our ability to generate product revenue prior to the approval of any of our other products will depend on the success of Fanapt® and the sales of this product by Novartis in the U.S. and Canada. The ability of Fanapt® to generate meaningful product revenue will depend on many factors, including the following:

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

We entered into an amended and restated sublicense agreement with Novartis to commercialize Fanapt® in the U.S. and Canada. As such, we are not directly involved in the marketing or sales efforts for Fanapt® in the U.S. and Canada. Our ability to generate product revenue prior to the approval of any of our other products depends on royalties and milestone payments we may receive from Novartis. Pursuant to the amended and restated sublicense agreement with Novartis, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Based on the current sales performance of Fanapt® in the U.S. and the decision by Novartis to cease development of the long-acting injectable (or depot) formulation of Fanapt®, we expect that some or all of these commercial and development milestones will not be achieved by Novartis. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. Such royalties may not be significant and will depend on numerous factors, many of which we cannot control. We cannot control the amount and timing of resources that Novartis may devote to Fanapt®. If Novartis fails to successfully commercialize Fanapt® in the U.S. or fails to develop and commercialize Fanapt® in Canada, if Novartis’ efforts are not effective, or if Novartis focuses its efforts on other schizophrenia therapies or schizophrenia drug candidates, our business will be negatively affected. If Novartis does not successfully commercialize Fanapt® in the U.S. or Canada, we will receive limited revenues from them. Although we have developed and continue to develop additional products intended for commercial introduction, in the absence of any other approved product, our ability to generate product revenue will be dependent on sales from Fanapt® for the foreseeable future. For reasons outside of our control, including those mentioned above, sales of Fanapt® may not meet our or financial or industry analysts’ expectations. Any significant negative developments relating to Fanapt®, such as safety or efficacy issues, the introduction or greater acceptance of competing products or adverse regulatory or legislative developments, will have an adverse effect on our financial condition and results of operations.

If our products are determined to be unsafe or ineffective in humans, whether commercially or in clinical trials, our business will be materially harmed.

Despite the FDA’s approval of the NDA for Fanapt® in May 2009 and the positive results of our completed trials for tasimelteon and Fanapt®, we are uncertain whether either of these products will ultimately prove to be effective and safe in humans. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of our products, whether in clinical trials or commercially, may reveal that the product is ineffective, unacceptably toxic, has other undesirable side effects, is difficult to manufacture on a large scale, is uneconomical, infringes on proprietary rights of another party or is otherwise not fit for further use. If our products are determined to be unsafe or ineffective in humans, our business will be materially harmed.

Clinical trials for our products are expensive and their outcomes are uncertain. Any failure or delay in completing clinical trials for our products could severely harm our business.

Pre-clinical studies and clinical trials required to demonstrate the safety and efficacy of our products are time-consuming and expensive and together take several years to complete. Before obtaining regulatory approvals for the commercial sale of any of our products, we or our partners must demonstrate through preclinical testing and clinical trials that such product is safe and effective for use in humans. We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

Historically, the results from preclinical testing and early clinical trials often have not predicted results of later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Clinical trials conducted by us, by our partners or by third parties on our or our partners’ behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for our products. Regulatory authorities may not permit us or our partners to undertake any additional clinical trials for our products, may force us to stop any ongoing clinical trials and it may be difficult to design efficacy studies for our products in new indications.

Clinical development efforts performed by us or our partners may not be successfully completed. Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the products and the size of the prospective patient population. The commencement and rate of completion of clinical trials for our products may be delayed by many factors, including:

•	the inability to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials;

•	delays in beginning a clinical trial;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	poor effectiveness of our products during clinical trials;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.

If we or our partners fail to complete successfully one or more clinical trials for our products, we or they may not receive the regulatory approvals needed to market that product. Therefore, any failure or delay in commencing or completing these clinical trials would harm our business materially.

Our products may cause undesirable side effects or have other properties that could delay, prevent or result in the revocation of their regulatory approval or limit their marketability.

Undesirable side effects caused by our products could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us or our partners from commercializing or continuing the commercialization of such products and generating revenues from their sale. We and our partners, as applicable, will continue to assess the side effect profile of our products in ongoing clinical development programs. However, we cannot predict whether the commercial use of our approved products (or our products in development, if and when they are approved for commercial use) will produce undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such products to date. Additionally, incidents of product misuse may occur. These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls, all of which could have a material adverse effect on our business, results of operations and financial condition.

In addition, if after receiving marketing approval of a product, we, our partners or others later identify undesirable side effects caused by such product, we or our partners could face one or more of the following:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may withdraw their approval of the product;

•	we or our partners may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; and

•	our, our partner’s or the product’s reputation may suffer.

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

We have been engaged in identifying and developing products since March 2003, which has required, and will continue to require, significant research and development expenditures. If the NDA for tasimelteon is approved, the commercial launch for tasimelteon will require substantial additional expenditures.

As of September 30, 2013, we had an accumulated deficit of $303.7 million, and we cannot estimate with precision the extent of our future losses. Our ability to generate product revenue prior to the approval of any of our other products depends on Novartis’ and our ability to sell Fanapt®. Novartis launched Fanapt® in the U.S. in the first quarter of 2010 and sales to date have not met our expectations. Fanapt® may continue to not be as commercially successful as we expected, Novartis may not succeed in gaining additional market acceptance of Fanapt® in the U.S. or developing and commercializing Fanapt® in Canada, and we may not succeed in commercializing Fanapt® outside of the U.S. and Canada. In addition, we may not succeed in commercializing any other products. Although the FDA is currently reviewing the NDA for tasimelteon, the product is not yet approved and may require significant resources prior to market approval. We may not be profitable even if our products are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

There can be no assurance that we will achieve sustained profitability. Our ability to achieve sustained profitability in the future depends, in part, upon:

•	our and our partners’ ability to obtain and maintain regulatory approval for our products, particularly tasimelteon for the treatment of Non-24, both in the U.S. and in foreign countries;

•	our ability to successfully commercialize tasimelteon following the receipt of regulatory approval, if any;

•	Novartis’ ability to successfully market and sell Fanapt® in the U.S. and Canada and achieve certain product development and sales milestones;

•	our and our partners’ ability to successfully commercialize Fanapt® outside the U.S. and Canada;

•	our ability to enter into and maintain agreements to develop and commercialize our products;

•	our and our partners’ ability to develop, have manufactured and market our products;

•	our and our partners’ ability to obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third party payors; and

•	our ability to obtain additional research and development funding from collaborative partners or funding for our products.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, upon:

•	the progress of our research and development programs for our products, including clinical trials;

•	the time and expense that will be required to pursue FDA and/or foreign regulatory approvals for our products and whether such approvals are obtained on a timely basis, if at all;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the cost of operating and maintaining development and research facilities;

•	the cost of third party manufacturers;

•	the number of additional products we pursue;

•	how competing technological and market developments affect our products;

•	the cost of possible acquisitions of technologies, products, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the costs and effects of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows.

If our contract research organizations do not successfully carry out their duties or if we lose our relationships with contract research organizations, our drug development efforts could be delayed.

Our arrangements with contract research organizations are critical to our success in bringing our products to the market and promoting such marketed products profitably. We are dependent on contract research organizations, third-party vendors and investigators for pre-clinical testing and clinical trials related to our drug discovery and development efforts and we will likely continue to depend on them to assist in our future discovery and development efforts. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. As such, they may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The parties with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the development, approval and commercialization of our products. Moreover, these parties may also have relationships with other commercial entities, some of which may compete with us. If they assist our competitors, it could harm our competitive position.

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

We rely on a limited number of third party manufacturers to formulate and manufacture our products and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

Our expertise is primarily in the research and development and pre-clinical and clinical trial phases of product development. We do not have an in-house manufacturing capability and depend completely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our products. Therefore, we are dependent on third parties for our formulation development and manufacturing of our products. This may expose us to the risk of not being able to directly oversee the production and quality of the manufacturing process and provide ample commercial supplies to successfully launch and maintain the marketing of our products. Furthermore, these third party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shut downs, employee strikes, or other unforeseeable events that may delay or limit production. Our inability to adequately establish, supervise and conduct (either ourselves or through third parties) all aspects of the formulation and manufacturing processes would have a material adverse effect on our ability to develop and commercialize our products.

We do not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could adversely affect sales of our products, delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our products are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

Our manufacturing strategy presents the following additional risks:

•	because most of our third-party manufacturers and formulators are located outside of the U.S., there may be difficulties in importing our products or their components into the U.S. as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging; and

•	because of the complex nature of our products, our manufacturers may not be able to successfully manufacture our products in a cost-effective and/or timely manner.

Materials necessary to manufacture our products may not be available on commercially reasonable terms, or at all, which may delay the development, regulatory approval and commercialization of our products.

We and our partners rely on manufacturers to purchase from third-party suppliers the materials necessary to produce our products for clinical trials and commercialization. Suppliers may not sell these materials to such manufacturers at the times we or our partners need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by these manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If the manufacturers are unable to obtain these materials for our or our partners’ clinical trials, product testing, potential regulatory approval of our products and commercial scale manufacturing could be delayed, significantly affecting our and our partners’ ability to further develop and commercialize our products. If we, our manufacturers or our partners, as applicable, are unable to purchase these materials for our products, there would be a shortage in supply or the commercial launch of such products would be delayed, which would materially and adversely affect our or our partners’ ability to generate revenues from the sale of such products.

If we cannot identify, or enter into licensing arrangements for, new products, our ability to develop a diverse product portfolio will be limited.

A component of our business strategy is acquiring rights to develop and commercialize products discovered or developed by other pharmaceutical and biotechnology companies for which we may find effective uses and markets through our unique pharmacogenetics and pharmacogenomics expertise for the treatment of central nervous system disorders. Competition for the acquisition of these products is intense. If we are not able to identify opportunities to acquire rights to commercialize additional products, we may not be able to develop a diverse portfolio of products and our business may be harmed. Additionally, it may take substantial human and financial resources to secure commercial rights to promising products. Moreover, if other firms develop pharmacogenetics and pharmacogenomics capabilities, we may face increased competition in identifying and acquiring additional products.

We may not be successful in the development of products for our own account.

In addition to our business strategy of acquiring rights to develop and commercialize products, we may develop products for our own account by applying our technologies to off-patent drugs as well as developing our own proprietary molecules. Because we will be funding the development of such programs, there is a risk that we may not be able to continue to fund all such programs to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals or market any approved products. We expect the development of products for our own account to consume substantial resources. If we are able to develop commercial products on our own, the risks associated with these programs may be greater than those associated with our programs with collaborative partners.

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

The risk that we may be sued on product liability claims is inherent in the development and sale of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our products in clinical trials and will face even greater risks upon commercialization by us or our partners of our products. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our products are intended to treat central nervous system disorders, and it is possible that we may be held liable for the behavior and actions of patients who use our products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and we or our partners may be forced to limit or forego further commercialization of one or more of our products. Although we maintain product liability insurance, our aggregate coverage limit under this insurance is $10.0 million, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. As our development activities and commercialization efforts progress and we and our partners sell our products, this coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all or our insurer may disclaim coverage as to a future claim. This could prevent the commercialization or limit the commercial potential of our products. Even if we are able to maintain insurance that we believe is adequate, our results of operations and financial condition may be materially adversely affected by a product liability claim. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability litigation and other related proceedings may also require significant management time.

Legislative or regulatory reform of the healthcare system in the U.S. and foreign jurisdictions may affect our or our partners’ ability to sell our products profitably.

The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our or our partners’ ability to set prices for our products which we or our partners believe are fair, and our ability to generate revenues and achieve and maintain profitability.

Specifically, in both the U.S. and some foreign jurisdictions there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our or our partners’ ability to sell our products profitably. In the U.S., the Medicare Prescription Drug Improvement and Modernization Act of 2003 reformed the way Medicare covered and provided reimbursement for pharmaceutical products. This legislation could decrease the coverage and price that we or our partners may receive for our products. Other third-party payors are increasingly challenging the prices charged for medical products and services. It will be time-consuming and expensive for us or our partners to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow the sale of such products on a competitive and profitable basis. Further federal and state proposals and healthcare reforms are likely which could limit the prices that can be charged for the drugs we develop and may further limit our commercial opportunity. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

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

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. We will continue to evaluate the PPACA, as amended, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially impact on our business over time. These developments could, however, have a material adverse effect on our business, financial condition and results of operations.

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

Failure to comply with government regulations regarding the sale and marketing of our products could harm our business.

Our and our partners’ activities, including the sale and marketing of our products, are subject to extensive government regulation and oversight, including regulation under the federal Food, Drug and Cosmetic Act and other federal and state statutes. We are also subject to the provisions of the Federal Anti-Kickback Statute and several similar state laws, which prohibit payments intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws may apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of drugs and biologicals, such as us, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, and other potential purchasers of drugs and biologicals. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).

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

Although we have no experience in acquiring businesses, we may acquire businesses or assets that complement or augment our existing business. If we acquire businesses with promising products or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more products through preclinical and/or clinical development to regulatory approval and commercialization. Integrating any newly acquired businesses or technologies could be expensive and time-consuming, resulting in the diversion of resources from our current business. We may not be able to integrate any acquired business successfully. We cannot assure you that, following an acquisition, we will achieve revenues, specific net income or loss levels that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness and may not be available on terms which would otherwise be acceptable to us. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

Our quarterly operating results may fluctuate significantly.

Our operating results will continue to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs;

•	variations in the level of expenses related to our products or future development programs;

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•	the timing and amount of royalties or milestone payments;

•	regulatory developments affecting our products or those of our competitors;

•	product sales;

•	cost of product sales;

•	marketing and other expenses;

•	manufacturing or supply issues;

•	any intellectual property infringement or other lawsuit in which we may become involved; and

•	the timing and recognition of stock-based compensation expense.

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

In addition to the rights we have licensed from BMS, Novartis and Lilly relating to our products, we rely upon intellectual property we own relating to these products, including patents, patent applications and trade secrets. As of September 30, 2013, excluding in-licensed patents and patent applications, we had 25 patent and patent application families, most of which have been filed in key markets including the U.S., relating to tasimelteon and Fanapt®. In addition, we had eight other patent applications relating to products not presently in clinical studies. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we generally rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products, our business will be harmed.

The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term restoration for tasimelteon, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to tasimelteon’s U.S. “new chemical entity” patent (the primary patent covering the product as a new composition of matter) until 2022. In August 2011, the U.S. Patent and Trademark Office issued a certificate of extension under the Hatch-Waxman Act, extending by five years the term of sanofi-aventis’ new chemical entity patent relating to Fanapt® to November 2016. Fanapt® will also be eligible for 6 months of additional protection for successfully completing studies in the pediatric population potentially extending the term of the new chemical entity parent in the U.S. until May 2017. The patent for the microsphere long-acting injectable (or depot) formulation of Fanapt® expires in 2024 in the U.S. and 2022 in most of the major markets in Europe. The pending patent application for the aqueous microcrystals long acting injectable (or depot) formulation of Fanapt® will expire in 2023 in the U.S. The patent for the aqueous microcrystals long acting injectable (or depot) formulation of Fanapt® will expire in 2023 in most of the major markets in Europe. A directive in the European Union provides that companies that receive regulatory approval for a new product will have a 10-year period of market exclusivity for that product (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such product expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive is of material importance with respect to Fanapt®, since the European new chemical entity patent for Fanapt® has expired. Assuming we gain a five-year patent term restoration for VLY-686, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to VLY-686’s U.S. new chemical entity patent until 2029.

However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such extensions or exclusive rights, our or our partners’ ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially impaired.

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

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2013 and September 30, 2013, the high and low sale prices of our common stock as reported on The NASDAQ Global Market varied between $3.57 and $13.47. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors;

•	the outcome of regulatory review relating to products under development by us or our competitors;

•	regulatory developments in the U.S. and foreign countries;

•	developments concerning any collaboration or other strategic transaction we may undertake;

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•	termination or delay of development or commercialization program(s) by our partners;

•	safety issues with our products or those of our competitors;

•	our or our partners’ ability to successfully commercialize our products;

•	our ability to successfully execute our commercialization strategies;

•	announcements of technological innovations or new therapeutic products or methods by us or others;

•	actual or anticipated variations in our quarterly operating results;

•	changes in estimates of our financial results or recommendations by securities analysts or failure to meet such financial expectations;

•	changes in government regulations or policies;

•	changes in patent legislation or patent decisions or adverse changes to patent law;

•	additions or departures of key personnel or members of our board of directors;

•	the publication of negative research or articles about our company, our business or our products by industry analysts or others;

•	publicity regarding actual or potential transactions involving us; and

•	economic, political and other external factors beyond our control.

We may be subject to litigation, which could harm our stock price, business, results of operations and financial condition.

We have been the subject of litigation in the past and may be subject to litigation in the future. In the past, following periods of volatility in the market price of their stock, many companies, including us, have been the subjects of securities class action litigation. Any such litigation can result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business results of operations and financial condition. As a result of these factors, holders of our common stock might be unable to sell their shares at or above the price they paid for such shares. On June 24, 2013, a securities class action complaint was filed in the United States District Court for the District of Columbia, naming the Company and certain of our officers as defendants seeking to assert violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements and alleged omissions regarding our Phase III trial results for tasimelteon and other disclosures between December 18, 2012 and June 18, 2013. A similar complaint was filed on July 8, 2013. Our management believes that we have meritorious defenses and intends to defend these lawsuits vigorously. We do not anticipate that this litigation will have a material adverse effect on our business, results of operations or financial condition. However, the lawsuits are subject to inherent uncertainties, the actual cost may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient.

If there are substantial sales of our common stock, our stock price could decline.

A small number of institutional investors and private equity funds hold a significant number of shares of our common stock. Sales by these stockholders of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

In addition to our outstanding common stock, as of September 30, 2013, there were a total of 5,381,620 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

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

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in recent offerings. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in recent offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in recent offerings.

Our management will have broad discretion over the use of the proceeds we receive in future equity offerings and might not apply the proceeds in ways that increase the value of your investment.

Our management will have broad discretion to use the net proceeds from equity offerings, and you will be relying on the judgment of our management regarding the application of the net proceeds. They might not apply the net proceeds in ways that increase the value of your investment. Our management might not be able to yield a significant return, if any, on any investment of net proceeds. You will not have the opportunity to influence our decisions on how to use the proceeds.

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

Prolonged economic uncertainties or downturns, as well as unstable market, credit and financial conditions, may exacerbate certain risks affecting our business and have serious adverse consequences on our business.

The global economic downturn and market instability has made the business climate more volatile and more costly. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a lingering economic downturn or significant increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans.

Sales of our products will be dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. As a result of negative trends in the general economy in the U.S. or other jurisdictions in which we may do business, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our or our partners’ product sales and revenue.

In addition, we rely on third parties for several important aspects of our business. For example, we depend upon Novartis for Fanapt® royalty revenue, we use third party contract research organizations for many of our clinical trials, and we rely upon several single source providers of raw materials and contract manufacturers for the manufacture of our products. During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2013; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Vanda Pharmaceuticals Inc.

November 8, 2013	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D. President and Chief Executive Officer (Principal Executive Officer)

November 8, 2013	/s/ James P. Kelly
James P. Kelly Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 ; (iii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 ; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2013; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 ; and (vi) Notes to Condensed Consolidated Financial Statements.

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