Form 10-K
period 2013-12-31
Vanda Pharmaceuticals Inc.
filed 2014-02-25
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐        No  ☑

As of June 28, 2013, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $194.0 million based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market, on such date. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 20, 2014 was 33,501,902.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2014 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.

Form 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	our ability to successfully commercialize (alone or with others) HETLIOZ™ (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the U.S.;

•	uncertainty as to market awareness of Non-24 and the market acceptance of HETLIOZ™;

•	our dependence on third-party manufacturers to manufacture HETLIOZ™ in sufficient quantities and quality;

•	our failure to develop or obtain sales, marketing and distribution resources and expertise or to otherwise manage our growth;

•	our ability to obtain the capital necessary to fund our research and development or commercial activities;

•	a loss of rights to develop and commercialize our products under our license and sublicense agreements;

•	the failure to obtain, or any delay in obtaining, regulatory approval for our products, particularly HETLIOZ™ outside the U.S., or to comply with ongoing regulatory requirements;

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapt® receives;

•	our inability to successfully commercialize Fanapt® outside of the U.S. and Canada;

•	delays in the completion of our or our partners’ clinical trials;

•	a failure of our products to be demonstrably safe and effective;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	our failure to identify or obtain rights to new products;

•	a loss of any of our key scientists or management personnel;

•	limitations on our ability to utilize some of all of our prior net operating losses and orphan drug and research and development credits;

•	the cost and effects of potential litigation; and

•	losses incurred from product liability claims made against us.

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

We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this annual report on Form 10-K. We also encourage you to read Item 1A of Part I of this annual report on Form 10-K, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (SEC) from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

ITEM 1.	BUSINESS

Overview

Vanda Pharmaceuticals Inc. (we, Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. Vanda’s product portfolio includes:

•	HETLIOZ™ (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), which was approved by the U.S. Food and Drug Administration (FDA) in January 2014;

•	Fanapt®(iloperidone), a product for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis Pharma AG (Novartis); and

•	VLY-686 (tradipitant), a small molecule neurokinin-1 receptor (NK-1R) antagonist.

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our products. Our products target prescription markets with significant unmet medical needs. Our ability to generate revenue and achieve profitability largely depends on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and manufacture, market and sell our products, including HETLIOZ™ for the treatment of Non-24 and Novartis’ ability to successfully commercialize Fanapt® in the U.S. The results of our operations will vary significantly and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part I of this annual report on Form 10-K, entitled “Risk Factors.”

Our activities will necessitate significant uses of working capital throughout 2014 and beyond. We are currently concentrating our efforts on the U.S. commercial launch of HETLIOZ™. Additionally, we and our partners continue to pursue market approval of Fanapt® in a number of foreign jurisdictions, with Mexico, Israel and Argentina having already approved Fanapt® for the treatment of schizophrenia.

Our founder and Chief Executive Officer, Mihael H. Polymeropoulos, M.D., started Vanda’s operations early in 2003 after establishing and leading the Pharmacogenetics Department at Novartis. In acquiring and developing our products, we have relied upon our deep expertise in the scientific disciplines of pharmacogenetics and pharmacogenomics. These scientific disciplines examine both genetic variations among people that influence response to a particular drug, and the multiple pathways through which drugs affect people.

Our strategy

Our goal is to create a leading biopharmaceutical company focused on developing and commercializing products that address critical unmet medical needs relating to central nervous system disorders through the application of our drug development expertise and our pharmacogenetics and pharmacogenomics expertise. The key elements of our strategy to accomplish this goal are to:

•	Maximize the commercial success of HETLIOZ™;

•	Enter into strategic partnerships to supplement our capabilities and to extend our commercial reach;

•	Pursue the clinical development and regulatory approval of our products;

•	Apply our pharmacogenetics and pharmacogenomics expertise to differentiate our products; and

•	Expand our product portfolio through the identification and acquisition of additional products.

Products

We have the following products on the market or in clinical development:

Product	Target Indications	Select Milestones
HETLIOZ™ (tasimelteon)	Non-24	FDA approval in January 2014; Two ongoing open label safety studies; Expected U.S. commercial launch in second quarter of 2014
	Major Depressive Disorder (MDD)	Phase IIb/III trial (MAGELLAN) completed in January 2013; All development activities have been discontinued
Fanapt® (Oral) (iloperidone)	Schizophrenia	FDA approval in May 2009; Commercial rights in the U.S. and Canada sublicensed to Novartis in October 2009; Launched in the U.S. by Novartis in January 2010
VLY-686 (tradipitant)	Pruritus in patients with Atopic Dermatitis	Proof of concept study initiated in second half of 2013; Phase II study expected to begin in 2014.

HETLIOZ™

In January 2014, HETLIOZ™ was approved in the U.S. for the treatment of Non- 24. Non-24 is a serious, rare, and chronic circadian rhythm disorder characterized by the inability to entrain (synchronize) the master body clock with the 24-hour day-night cycle. HETLIOZ™ is the first FDA approved treatment for Non-24. The precise mechanism by which HETLIOZ™ exerts its therapeutic effect in patients with Non-24 is not known. HETLIOZ™ is a melatonin agonist of the human MT1 and MT2 receptors, with greater specificity for MT2. These receptors are thought to be involved in the control of circadian rhythms. HETLIOZ™ is believed to reset the master body clock in the suprachiasmatic nucleus (SCN), located in the hypothalamus, resulting in the entrainment and alignment of the body’s melatonin and cortisol rhythms to the 24-hour day-night cycle. We expect the U.S. commercial launch of HETLIOZ™ to occur in the second quarter of 2014. In addition, we are preparing to file a Marketing Authorization Application (MAA) for HETLIOZTM for the treatment of Non-24 with the European Medicines Agency (EMA) during 2014.

In January 2010, the FDA granted orphan drug designation status for HETLIOZ™ in Non-24 in blind individuals. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. In February 2011, the EMA designated HETLIOZ™ as an orphan medicinal product for the same indication.

HETLIOZ™ has also been studied in Major Depressive Disorder (MDD) and insomnia.

Therapeutic opportunity

Sleep disorders are segmented into three major categories: primary insomnia, secondary insomnia and circadian rhythm sleep disorders (CRSDs). Insomnia is a symptom complex that comprises difficulty falling asleep or staying asleep, or non-refreshing sleep, in combination with daytime dysfunction or distress. The symptom complex can be an independent disorder (primary insomnia) or be a result of another condition such as depression or anxiety (secondary insomnia). CRSDs result from a misalignment of the sleep/wake cycle and an individual’s daily activities or lifestyle. The circadian rhythm is the rhythmic output of the human biological clock and is governed by the hormones melatonin and cortisol. Both the timing of behavioral events (activity, sleep, and social interactions) and the environmental light/dark cycle result in a sleep/wake cycle that follows the circadian rhythm. Examples of CRSDs include transient disorders such as jet lag and chronic disorders such as shift work sleep disorder and Non-24.

Non-24 is a serious, rare, and chronic circadian rhythm disorder characterized by the inability to entrain (synchronize) the master body clock with the 24-hour day-night cycle. Non-24 affects a majority of totally blind individuals, or between 65,000 and 95,000 people in the U.S. Non-24 occurs almost entirely in individuals who lack the light sensitivity necessary to entrain the master body clock in the brain with the 24-hour day-night cycle. Most people have a master body clock that naturally runs longer than 24-hours and light is the primary environmental cue that resets it to 24 hours each day. Individuals with Non-24 have a master body clock that is not reset, and continually delays, resulting in prolonged periods of misalignment between their circadian rhythms and the 24-hour day-night cycle, including the timing of melatonin and cortisol secretion. As a result of this misalignment, Non-24 is associated with significant disruption of the sleep-wake cycle and impairments in social and occupational functioning, and marked subjective distress. Individuals with Non-24 cycle in-and out-of phase and suffer from disrupted nighttime sleep patterns and/or excessive daytime sleepiness.

While there are no FDA-approved treatments for CRSDs, other than HETLIOZ™ for the treatment of Non-24, there are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics, such as generic zolpidem, Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc. and Silenor® (doxepin) by Pernix Therapeutics. Hypnotics work by acting upon a set of brain receptors known as GABA receptors, which are separate and distinct from the melatonin receptors to which HETLIOZ™ binds. Several drugs in development also utilize a mechanism of action involving binding to GABA receptors. Members of the benzodiazepine class of sedatives are also approved for insomnia, but their usage has declined due to an inferior safety profile compared to hypnotics. Anecdotal evidence also suggests that sedative antidepressants, such as trazodone and doxepin, are prescribed off-label for insomnia. FDA approved drugs for the treatment of insomnia also includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, a compound with a mechanism of action similar to HETLIOZ™. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin.

Overview of HETLIOZ™ clinical development

In January 2014, HETLIOZ™ was approved in the U.S. for the treatment of Non- 24. The HETLIOZ™ New Drug Application (NDA) included efficacy and safety data from the Non-24 development program as well as safety data from previously conducted clinical studies.

Two open-label safety studies are ongoing for HETLIOZ™ in Non-24. The 3202 and 3204 clinical trials are open-label, multicenter, studies in totally blind subjects with Non-24 to further assess the safety of HETLIOZ™.

Vanda previously conducted double blind, placebo controlled studies of HETLIOZ™ in chronic primary insomnia and transient insomnia. No additional development is being conducted for these indications.

In November 2006, we reported positive top-line results in a randomized, double-blind, multi-center, placebo-controlled Phase III trial that enrolled 412 adults in a sleep laboratory setting using a phase-advance, first-night assessment model of induced transient insomnia. The trial examined HETLIOZ™ dosed 30 minutes before bedtime at 20mg, 50mg and 100mg versus placebo.

HETLIOZ™ achieved significant results in multiple endpoints, demonstrating a benefit in both sleep onset, or time to fall asleep, and sleep maintenance, or ability to stay asleep. In June 2008, we reported positive top-line results in a randomized, double-blind, placebo-controlled Phase III trial in chronic primary insomnia that enrolled 324 patients. The trial examined HETLIOZ™ at 20mg and 50mg versus placebo over a period of 35 days. The trial measured time to fall asleep and sleep maintenance, as well as next-day performance.

In January 2013, Vanda reported top-line results of the Phase IIb/III clinical study (MAGELLAN) in MDD, investigating the efficacy and safety of HETLIOZ™ as a monotherapy in the treatment of patients with MDD. The clinical study did not meet the primary endpoint of change from baseline in the Hamilton Depression Scale

(HAMD-17) after eight weeks of treatment as compared to placebo. HETLIOZ™ was shown to be safe and well-tolerated, consistent with observations in prior studies. Based on the proof of concept clinical study results, we decided to discontinue all activities in this indication.

Intellectual property

HETLIOZ™ and its formulations, genetic markers and uses are covered by a total of 11 patent and patent application families worldwide. The primary new chemical entity patent covering HETLIOZ™ expires normally in 2017 in the U.S. and in most European markets. In the U.S., the United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act” provides for an extension of new chemical entity patents for a period of up to five years following the expiration of the patent covering that compound to compensate for time spent in development. We believe that HETLIOZ™ will meet the various criteria of the Hatch-Waxman Act and will receive five additional years of patent protection in the U.S., which would extend its new chemical entity patent protection in the U.S. until 2022. In Europe, statutes provide for ten years of data exclusivity (with the potential for an additional year if the drug is developed for a significant new indication). As such, in Europe, data exclusivity will protect HETLIOZ™ for at least ten years from approval. Outside the U.S. and Europe, data exclusivity will protect HETLIOZ™ from generic competition for varying number of years depending on the country. Additional patent applications directed to specific sleep disorders and to methods of administration, if issued, would provide exclusivity for such indications and methods of administration. Patent applications directed to the treatment of Non-24, if granted, would provide exclusivity for this indication until at least 2033.

Our rights to the new chemical entity patent covering HETLIOZ™ and related intellectual property have been acquired through a license with Bristol-Myers Squibb Company (BMS). Please see “License agreements” below for a discussion of this license.

Fanapt®

Fanapt® is a product for the treatment of schizophrenia. In May 2009, the FDA granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. In October 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis in June 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. In January 2010, Novartis launched Fanapt® in the U.S. We do not expect Novartis to commercialize Fanapt® in Canada.

We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. In December 2012, the EMA’s CHMP issued a negative opinion recommending against approval of Fanaptum™ (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the European Union. The CHMP was of the opinion that the benefits of Fanaptum™ did not outweigh its risks and recommended against marketing authorization. We initiated an appeal of this opinion and requested a re-examination of the decision by the CHMP, but withdrew our MAA in the first quarter of 2013 because the additional clinical data requested by the CHMP would not have been available in the timeframe allowed by the EMA’s Centralized Procedure. We intend to reassess our European regulatory strategy for Fanaptum™ once the results from the REPRIEVE study being conducted by Novartis become available.

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

Our rights to the new chemical entity patent covering Fanapt® and related intellectual property have been acquired through a sublicense with Novartis. Please see “License agreements” below for a discussion of this license.

Therapeutic opportunity

Schizophrenia is a chronic, debilitating mental disorder characterized by hallucinations, delusions, racing thoughts and other psychotic symptoms (collectively referred to as “positive symptoms”), as well as moodiness, anhedonia (inability to feel pleasure), loss of interest, eating disturbances and withdrawal (collectively referred to as “negative symptoms”), and attention and memory deficits (collectively referred to as “cognitive symptoms”). Schizophrenia develops in late adolescence or early adulthood in approximately 1% of the world’s population. Most schizophrenia patients today are treated with drugs known as “atypical” antipsychotics, which were first approved in the U.S. in the late 1980s. These antipsychotics have been named “atypical” for their ability to treat a broader range of negative symptoms than the first-generation “typical” antipsychotics, which were introduced in the 1950s and are now generic. Atypical antipsychotics are generally regarded as having improved side effect profiles and efficacy relative to typical antipsychotics and currently comprise approximately 90% of schizophrenia prescriptions. Currently approved atypical antipsychotics include, in addition to Fanapt®, Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustenna™, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Merck & Co. Inc., Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., and generic clozapine.

Intellectual property

Fanapt® and its metabolites, formulations, genetic markers and uses are covered by a total of 17 patent and patent application families worldwide. The primary new chemical entity patent covering Fanapt® was set to expire normally in 2011 in the U.S. and expired in 2010 in major markets outside the U.S. Fanapt® has qualified for the full five-year patent term extension under the Hatch-Waxman Act and so the term of the new chemical entity patent in the U.S. has been extended until November 2016. Previously we expected Fanapt® to be eligible for six additional months of pediatric exclusivity; however, in 2014, we became aware of events that led us to believe that Novartis would not complete the ongoing pediatric efficacy studies in a time that would enable it to receive the incremental six-month pediatric term extension. This will result in a six-month reduction to the estimated patent life of Fanapt® from May 2017 to November 2016. In Europe, statutes provide for ten years of data exclusivity (with the potential for an additional year if the drug is developed for a significant new indication). No generic versions of Fanapt® would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, we expect that Novartis’ rights to commercialize Fanapt® will be exclusive until November 2016 in the U.S. and our rights to commercialize Fanapt® will be exclusive for at least 10 years from approval in Europe. Outside the U.S. and Europe, data exclusivity will protect Fanapt® from generic competition for varying numbers of years depending upon the country. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapt® extend beyond 2020.

We acquired worldwide, exclusive rights to the new chemical entity patent covering Fanapt® and certain related intellectual property from Novartis under a sublicense agreement we entered into in 2004, which was amended and restated in 2009. Please see “License agreements” below for a more complete description of the rights we acquired from and relinquished to Novartis with respect to Fanapt®.

VLY-686

VLY-686 is an NK-1R antagonist that we licensed from Eli Lilly and Company (Lilly) in April 2012. NK-1R antagonists have been evaluated in a number of indications including chemotherapy-induced nausea and vomiting (CINV), post-operative nausea and vomiting (PONV), alcohol dependence, anxiety, depression and pruritus. We initiated a proof of concept study in the second half of 2013 to evaluate VLY-686 in the treatment of pruritus in patients with atopic dermatitis. We plan to commence a Phase II clinical study of VLY-686 in the treatment of pruritus in patients with atopic dermatitis in 2014.

Intellectual property

VLY-686 is covered by a total of three patent and patent application families worldwide. The new chemical patent covering VLY-686 expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments.

License agreements

Our rights to develop and commercialize our products are subject to the terms and conditions of licenses granted to us by other pharmaceutical companies.

HETLIOZ™

In February 2004, we entered into a license agreement with Bristol-Myers Squibb (BMS) under which we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ™. In partial consideration for the license, we paid BMS an initial license fee of $0.5 million. Pursuant to the license agreement, we would be obligated to make future milestone payments to BMS of up to $37.0 million in the aggregate. We made a milestone payment to BMS of $1.0 million under the license agreement in 2006 relating to the initiation of our first Phase III clinical trial for HETLIOZ™. As a result of the FDA acceptance of our NDA for HETLIOZ™ for the treatment of Non-24 in July 2013, we incurred a $3.0 million milestone obligation under our license agreement with BMS. As a result of the FDA’s approval of our HETLIOZ™ NDA in January 2014, we incurred an $8.0 million milestone obligation in the first quarter of 2014 under the same license agreement that will be capitalized as an intangible asset and amortized over the expected HETLIOZ™ patent life in the U.S.. We will be obligated to make future milestone payments to BMS of up to $25.0 million in the event that sales of HETLIOZ™ reach a certain agreed upon sales threshold. Additionally, we will be obligated to make royalty payments based on net sales of HETLIOZ™ which, as a percentage of net sales, are in the low teens. We are also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that we receive from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. We have agreed with BMS in our license agreement for HETLIOZ™ to use our commercially reasonable efforts to develop and commercialize HETLIOZ™.

Either party may terminate the HETLIOZ™ license agreement under certain circumstances, including a material breach of the agreement by the other. In the event we terminate our license, or if BMS terminates our license due to our breach, all rights licensed and developed by us under this agreement will revert or otherwise be licensed back to BMS on an exclusive basis.

Fanapt®

We acquired exclusive worldwide rights to patents and patent applications for Fanapt® through a sublicense agreement with Novartis. A predecessor company of Sanofi, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapt® and completed early clinical work on the compound. In 1996, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, we acquired exclusive worldwide rights to these patents and patent applications as well as certain Novartis patents and patent applications to develop and commercialize Fanapt® through a sublicense agreement with Novartis.

In October 2009, we entered into an amended and restated sublicense agreement with Novartis which amended and restated our June 2004 sublicense agreement with Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada. We do not expect Novartis to commercialize Fanapt® in Canada. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon the achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Based on the current sales performance of Fanapt® in the U.S., we expect that some or all of these commercial and development milestones will not be achieved by Novartis. We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. We retain exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada.

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

Pursuant to the agreement, we paid Lilly an initial license fee of $1.0 million and we will be responsible for all development costs for VLY-686. Lilly is also eligible to receive additional payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. We have agreed to use commercially reasonable efforts to develop and commercialize VLY-686.

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

Government regulation

Government authorities in the U.S., at the federal, state and local level, as well as foreign countries and local foreign governments, regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, import and export of our products. Other than HETLIOZ™ in the U.S. and Fanapt® in the U.S., Israel, Mexico and Argentina, all of our products will require regulatory approval by government agencies prior to commercialization. In particular, human pharmaceutical products are subject to rigorous pre-clinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate domestic and foreign laws, rules and regulations require the expenditure of significant time and human and financial resources.

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

The steps required before a drug may be marketed in the U.S. include:

•	pre-clinical laboratory tests, animal studies and formulation studies under Current Good Laboratory Practices (cGLP);

•	submission to the FDA of an investigational new drug application (IND), which must become effective before human clinical trials may begin;

•	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication for which approval is sought;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with Current Good Manufacturing Practices (cGMP); and

•	FDA review and approval of the NDA.

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

Before approving an NDA, the FDA will inspect the facility or facilities where the drug is manufactured. The FDA will not approve the application unless cGMP compliance is satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines that the NDA, manufacturing process or manufacturing facilities are not acceptable, it will issue a complete response letter (CRL), in which it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA may ultimately decide that the NDA does not satisfy the regulatory criteria for approval and refuse to approve the NDA.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We or our partners may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us or our partners from marketing our products. Furthermore, the FDA may prevent a drug developer from marketing a drug under a label for its desired indications or place other conditions on distribution as a condition of any approvals, which may impair commercialization of the drug. After approval, some types of changes to the approved drug, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Similar regulatory procedures must also be complied within countries outside the U.S.

If the FDA approves the NDA, the drug becomes available for physicians to prescribe in the U.S. After approval of our products, we have to comply with a number of post-approval requirements, including delivering periodic reports to the FDA, submitting descriptions of any adverse reactions reported, and complying with drug sampling and distribution requirements. We and our partners also are required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, our quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP which imposes certain procedural and documentation requirements relating to quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may require post market testing and surveillance to monitor the drug’s safety or efficacy, including additional studies, known as Phase IV trials, to evaluate long-term effects.

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

In September 2007, the Food and Drug Administration Amendments Act (FDAAA), was enacted into law, amending both the FDC Act and the Public Health Service Act. The FDAAA made a number of substantive and incremental changes to the review and approval processes in ways that could make it more difficult or costly to obtain approval for new pharmaceutical products, or to produce, market and distribute existing pharmaceutical products. Most significantly, the law changed the FDA’s handling of postmarked drug product safety issues by giving the FDA authority to require post approval studies or clinical trials, to request that safety information be provided in labeling, or to require an NDA applicant to submit and execute a Risk Evaluation and Mitigation Strategy (REMS).

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

The Hatch-Waxman Act

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn be cited by potential competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Foreign regulation

Whether or not we or our partners obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered with the three-Phase sequential process that is discussed above under “United States government regulation.” However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.

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

Patents and proprietary rights; Hatch-Waxman protection

We and our partners will be able to protect our products from unauthorized use by third parties only to the extent that our products are covered by valid and enforceable patents, either licensed in from third parties or generated internally, that give us or our partners sufficient proprietary rights. Accordingly, patents and other proprietary rights are essential elements of our business.

HETLIOZ™, Fanapt® and VLY-686 are covered by new chemical entity and other patents. These patents cover the active pharmaceutical ingredient and provide patent protection for all formulations containing these active pharmaceutical ingredients. For more on these license and sublicense arrangements, please see “License agreements” above. In addition, we have generated our own intellectual property, and filed patent applications covering this intellectual property, for HETLIOZ™ and Fanapt®.

Fanapt®

The new chemical entity patent for Fanapt® is owned by Sanofi, and other patents and patent applications relating to Fanapt® are owned by Novartis. We originally obtained exclusive worldwide rights to develop and commercialize the products covered by these patents through license and sublicense arrangements. However, pursuant to the amended and restated sublicense agreement with Novartis, Novartis now retains exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada.

The new chemical entity patent covering Fanapt® was set to expire normally in 2011 in the U.S. and expired in 2010 in major markets outside of the U.S. However, in the U.S., Fanapt® has qualified for a full five-year patent term extension and so the term of the new chemical entity patent in the U.S. has been extended until November 2016 (see Subsequent Events footnote for further information). In Europe, statutes provide for ten years of data exclusivity, with the potential for an additional year if the company develops the drug for a significant new indication. No generic versions of Fanapt® would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, assuming we receive regulatory approval in Europe, we expect that Novartis’ rights to commercialize Fanapt® will be exclusive until November 2016 in the U.S. and our rights in Europe would be exclusive for at least 10 years from approval in Europe. Data exclusivity periods in other countries vary from country to country. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapt® extend beyond 2020.

HETLIOZTM

The new chemical entity patent for HETLIOZ™, which is owned by BMS, expires in 2017 in the U.S. and most European markets. We expect the patent to receive a five-year patent term extension under the Hatch-Waxman Act, which would extend new chemical entity patent protection for HETLIOZTM to 2022. In addition, we have applied for our own patents directed to methods of using HETLIOZTM, which, if granted, could extend the period of effective patent protection for the product in the U.S. and other major markets. It is also possible that the term of the new chemical entity patent could be extended in Europe and other major markets outside the U.S. We expect the product to be protected by data exclusivity outside the U.S., the terms of which vary by country.

VLY-686

The new chemical entity patent covering VLY-686, which is owned by Lilly, expires in April 2023, except in the U.S., where it expires in June 2024. We believe a five-year patent term extension may be available for VLY-686 in the U.S. and possibly elsewhere. Lilly owns additional patent applications, which are licensed to us, directed to polymorphic forms of, and methods of making VLY-686.

Aside from the new chemical entity patents and other in-licensed patents relating to Fanapt®, HETLIOZ™ and VLY-686, as of December 31, 2013 we had 27 patent and patent application families, most of which have been filed in key markets including the U.S., relating to HETLIOZ™ and Fanapt®. In addition, we had five other patent applications relating to products not presently in clinical studies. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering other products, pharmaceutical compositions and methods of use.

For proprietary know-how that is not appropriate for patent protection, processes for which patents are difficult to enforce and any other elements of our discovery process that involve proprietary know-how and technology that are not covered by patent applications, we generally rely on trade secret protection and confidentiality agreements to protect our interests. We require all of our employees, consultants and advisors to enter into confidentiality agreements. Where it is necessary to share our proprietary information or data with outside parties, our policy is to make available only that information and data required to accomplish the desired purpose and only pursuant to a duty of confidentiality on the part of those parties.

Third-party reimbursement and pricing controls

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is expected to significantly change the way healthcare is financed by both governmental and private insurers. The provisions of the ACA became effective over various periods from 2010 through 2014. While we cannot predict what impact on federal reimbursement policies this law will have in general or specifically on any product we commercialize, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. The rebates, discounts, taxes and other costs resulting from the ACA may have a significant effect on our profitability in the future. In addition, potential reductions of the per capita rate of growth in Medicare spending under the ACA, could potentially limit access to certain treatments or mandate price controls for our products. Moreover, although the United States Supreme Court has upheld the constitutionality of most of the ACA, some states have indicated that they intend not to implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal the ACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us or our partners.

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

Marketing and sales

In January 2014, HETLIOZ™ was approved in the U.S. for the treatment of Non- 24. We currently anticipate commercially launching HETLIOZ™ in the U.S. in the second quarter of 2014.

We are preparing to file a MAA for HETLIOZTM for the treatment of Non-24 with the EMA during 2014. Given the range of potential indications for HETLIOZ™, we may pursue one or more partnerships for the development and commercialization of HETLIOZ™ worldwide.

In October 2009, we entered into an amended and restated sublicense agreement with Novartis pursuant to which Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. We do not expect Novartis to commercialize Fanapt® in Canada.

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

Manufacturing

We currently utilize a virtual supply manufacturing and distribution chain in which we do not have our own facilities to manufacture commercial or clinical trial supplies of drugs and we do not have our own distribution facilities. Additionally, we do not intend to develop such facilities for any product in the near future. Instead, we contract with third parties for the manufacture, warehousing, order management, billing and collection and distribution of our products and product candidates.

We expect to continue to rely solely on third-party manufacturers to manufacture drug substance and final drug products for both clinical development and commercial sale. However, there are numerous factors that could cause interruptions in the supply of our products, including regulatory reviews; changes in our sources for manufacturing; disputes with a manufacturer; or financial instability of manufacturers, which could negatively impact our operation.

In January 2014, we entered into a manufacturing agreement with Patheon Pharmaceuticals Inc. for the manufacture of commercial supplies of HETLIOZ™ 20 mg capsules at Patheon’s Cincinnati, Ohio manufacturing site. Under the agreement, we are responsible for supplying the active pharmaceutical ingredient for HETLIOZ™ to Patheon and have agreed to certain minimum yearly order requirements. Patheon is responsible for manufacturing the HETLIOZ™ 20 mg capsules, conducting quality control and stability testing, and packaging the HETLIOZ™ capsules. The agreement has an initial term of five years and will automatically renew after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least twelve months prior to the end of the then current term. Either party may terminate the agreement under certain circumstances upon specified written notice to the other party.

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

We incurred $28.2 million, $45.4 million and $29.0 million in research and development expenses in the years ended December 31, 2013, 2012 and 2011, respectively.

Competition

The pharmaceutical industry and the central nervous system segment of that industry, in particular, is highly competitive and includes a number of established large and mid-sized companies with greater financial, technical and personnel resources than we have and significantly greater commercial infrastructures than we have. Our market segment also includes several smaller emerging companies whose activities are directly focused on our target markets and areas of expertise. Our products, once approved for commercial use, will compete with numerous therapeutic treatments offered by these competitors. While we believe that our products will have certain favorable features, existing and new treatments may also possess advantages. Additionally, the development of other drug technologies and methods of disease prevention are occurring at a rapid pace. These developments may render our products or technologies obsolete or noncompetitive.

We believe the primary competitors for HETLIOZTM and Fanapt® are as follows:

•

For HETLIOZTM in the treatment of CRSDs, there are no approved direct competitors. Insomnia treatments include, Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc., Silenor® (doxepin) by Pernix Therapeutics, generic compounds such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin.

•

For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustenna™, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Merck & Co. Inc., Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

Our ability to compete successfully will depend in part on our ability to utilize our pharmacogenetics and pharmacogenomics and drug development expertise to identify, develop, secure rights to and obtain regulatory approvals for promising pharmaceutical products before others are able to develop competitive products. Our ability to compete successfully will also depend on our ability to attract and retain skilled and experienced personnel. Additionally, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of cheaper, generic products, which could make our products less attractive.

Employees

As of December 31, 2013, we had 53 full-time employees. Of these employees, 25 were primarily engaged in research and development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K including the consolidated financial statements and the related notes appearing herein, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations and results.

Risks related to our business and industry

HETLIOZ™ may not be commercially successful.

Market acceptance of and demand for HETLIOZ™ will depend on many factors, including, but not limited to:

•	cost of treatment;

•	pricing and availability of alternative products;

•	the cost and success of our Non-24 awareness campaign;

•	our ability to obtain third-party coverage or reimbursement for HETLIOZ™;

•	perceived efficacy relative to other available therapies;

•	shifts in the medical community to new treatment paradigms or standards of care;

•	relative convenience and ease of administration; and

•	prevalence and severity of adverse side effects associated with treatment.

Because we have not yet initiated the commercialization of HETLIOZ™, we have limited information with regard to the market acceptance of HETLIOZ™ in the U.S. or elsewhere. As a result, we may have to revise our estimates regarding the acceptance of HETLIOZ™ under our anticipated pricing structure and reevaluate and/or change the anticipated pricing for HETLIOZ™.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources as we prepare for the commercial launch of HETLIOZ™ in the U.S., continue our Non-24 awareness campaign and continue to grow our operational capabilities. This represents a significant investment in the commercial success of HETLIOZ™, which is uncertain.

We are heavily dependent on the commercial success of HETLIOZ™, which only recently received marketing authorization in the U.S., and on the regulatory approval of HETLIOZ™ for the treatment of Non-24 in other countries, which may never occur.

Our future success is currently dependent upon the commercial success of HETLIOZ™ for the treatment of Non-24 in the U.S. In January 2014, the FDA approved our NDA for HETLIOZ™ for the treatment of Non-24. Our future success is dependent upon successfully obtaining regulatory approval from foreign regulatory bodies to market HETLIOZ™ for the treatment of Non-24 in other jurisdictions, and if approved, successfully commercializing HETLIOZ™ in such jurisdictions. We are preparing to file a Marketing Authorization Application (MAA) for HETLIOZTM for the treatment of Non-24 with the European Medicines Agency (EMA) during 2014.

If we do not successfully commercialize HETLIOZ™ in other countries in which HETLIOZ™ may be approved for sale, our ability to generate revenue may be jeopardized and, consequently, our business may be seriously harmed. We may not receive regulatory approval in other jurisdictions for HETLIOZ™; and if we do receive regulatory approval in such other jurisdictions for HETLIOZ™, we may not be able to commercialize HETLIOZ™ successfully, all of which would have a material adverse effect on our business and prospects.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources as we prepare for the approval of HETLIOZ™ in other jurisdictions. This represents a significant investment in the regulatory success of HETLIOZ™, which is uncertain.

As a company, we have no experience selling, marketing or distributing products, other than providing assistance to Novartis relating to the U.S. commercialization of Fanapt®, which may make commercializing our products difficult.

At present, we as a company have no marketing experience, other than providing assistance to Novartis relating to the U.S. commercialization of Fanapt®. Therefore, in order for us to commercialize HETLIOZ™, Fanapt® (outside the U.S. and Canada) or our other products, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties. For example, we rely completely on Novartis to market, sell and distribute Fanapt® in the U.S. and Canada.

For the commercialization of HETLIOZ™, Fanapt® (outside the U.S. and Canada) or our other products, we may not be able to establish additional sales and distribution partnerships on acceptable terms or at all. In regard to our current foreign partners and any additional distribution arrangements or other agreements we may enter into, our success will be materially dependent upon the performance of our partners. In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products without partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage with respect to companies with broader product lines; and

•	unforeseen costs associated with creating our own sales and marketing team or with entering into a partnering agreement with an independent sales and marketing organization.

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

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of HETLIOZ™ and our other products.

As of December 31, 2013 we had 53 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

Disruptions to our HETLIOZ™ supply chain could materially reduce our future earnings and prospects.

A loss or disruption with any one of our manufacturers or suppliers could disrupt supply of HETLIOZ™, possibly for a significant time period, and we may not have sufficient inventories to maintain supply before the manufacturer or supplier could be replaced or the disruption is resolved. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. Introducing a replacement or backup manufacturer or supplier for HETLIOZ™ requires a lengthy regulatory and commercial process and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion or at all. In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process.

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

Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than HETLIOZ™ in the U.S. and Fanapt® in the U.S., Mexico, Israel and Argentina, we have not received regulatory approval to market any of our products in any jurisdiction.

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

Our activities will necessitate significant uses of working capital throughout 2014 and beyond. It is uncertain whether our existing funds will be sufficient to meet our operating needs. As of December 31, 2013, our total cash and cash equivalents and marketable securities were $130.4 million. In August 2013, we completed a public offering of 4,680,000 shares of our common stock resulting in net proceeds to us of $48.5 million after deducting underwriting discounts and commissions and other estimated offering expenses. Our long term capital requirements are expected to depend on many factors, including, among others:

•	our ability to commercialize HETLIOZTM globally;

•	costs of developing and maintaining sales, marketing and distribution channels and our ability to sell our products;

•	costs involved in establishing manufacturing capabilities for commercial quantities of our products;

•	the amount of royalty and milestone payments received from our commercial partners;

•	our ability to commercialize Fanapt® outside the U.S. and Canada;

•	the number of potential formulations and products in development;

•	progress with pre-clinical studies and clinical trials;

•	time and costs involved in obtaining regulatory (including FDA) approval;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims;

•	competing technological and market developments;

•	market acceptance of our products;

•	costs for recruiting and retaining employees and consultants;

•	costs for training physicians; and

•	legal, accounting, insurance and other professional and business related costs.

We expect to continue to receive royalty payments in connection with our amended and restated sublicense agreement with Novartis. Based on the current sales performance of Fanapt® in the U.S., we expect that some or all of these commercial and development milestones will not be achieved by Novartis. Over time, Novartis has reduced the size of the Fanapt® sales organization and this could have a negative impact on the success of the product in the U.S.. We do not expect Novartis to commercialize Fanapt® in Canada. We do not expect to receive revenue from HETLIOZTM sales in the U.S. until the second quarter of 2014, at the earliest. As a result, we may need to raise additional capital to fund our anticipated operating expenses and execute on our business plans. In our capital-raising efforts, we may seek to sell debt securities or additional equity securities or obtain a bank credit facility, or enter into partnerships or other collaboration agreements. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and may also result in a lower price for our common stock. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that could restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our planned activities, we may not be able to continue operations, or we may have to enter into partnerships or other collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These partnerships or collaborations, if consummated prior to proof-of-efficacy or safety of a given product, could impair our ability to realize value from that product. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technologies or products, take advantage of business opportunities or respond to competitive market pressures, any of which would materially harm our business, financial condition and results of operations.

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

Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others or with products which may cost less than our products. Physicians, patients, third party payors and the medical community may not accept or utilize any of our products that may be approved. If HETLIOZ™, Fanapt® and our other products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. We believe the primary competitors for HETLIOZ™ and Fanapt® are as follows:

•

For HETLIOZ™ in the treatment of Non-24, there are no approved direct competitors. Insomnia treatments include, Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc., Silenor® (doxepin) by Pernix Therapeutics, generic products such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin.

•

For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics Risperdal® (risperidone), including the depot formulation Risperdal® Consta®, and Invega® (paliperidone), including the depot formulation Invega® Sustenna™, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Merck & Co. Inc., Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

Additionally, we may face competition from newly developed generic products. Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful at challenging an Abbreviated New Drug Application (ANDA), filed pursuant to the Hatch-Waxman Act, cheaper generic versions of our products, which may be favored by insurers and third-party payors, may be launched commercially, which would harm our business.

Novartis began selling, marketing and distributing our first approved product, Fanapt®, in the U.S. in the first quarter of 2010 and our ability to generate meaningful product revenue from Fanapt® will depend on the success of this product in the marketplace.

Our ability to generate product revenue from Fanapt® will depend on the success of Fanapt® and the sales of this product by Novartis in the U.S. The ability of Fanapt® to generate meaningful product revenue will depend on many factors, including the following:

•	the extent and effectiveness of the development, sales and marketing and distribution support Fanapt® receives;

•	the amount of resources and efforts utilized by Novartis in relation to the commercialization of Fanapt®;

•	the ability of patients to be able to afford Fanapt® or obtain health care coverage that covers Fanapt®;

•	acceptance of, and ongoing satisfaction, with Fanapt® by the medical community, patients receiving therapy and third party payers;

•	a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

•	the size of the market for Fanapt®;

•	successfully expanding and sustaining manufacturing capacity to meet demand;

•	cost and availability of raw materials;

•	safety concerns in the marketplace for schizophrenia therapies;

•	regulatory developments relating to the manufacture or continued use of Fanapt®;

•	decisions as to the timing of product launches, pricing and discounts;

•	the competitive landscape for approved and developing therapies that will compete with Fanapt®;

•	our or our partners’ ability to obtain regulatory approval for Fanapt® in countries outside the U.S. and Canada;

•	our ability to successfully develop and commercialize Fanapt® outside of the U.S. and Canada; and

•	the unfavorable outcome or other negative effects of any potential litigation relating to Fanapt®.

We entered into an amended and restated sublicense agreement with Novartis to commercialize Fanapt® in the U.S. and Canada. As such, we are not directly involved in the marketing or sales efforts for Fanapt® in the U.S. and Canada. Our ability to generate meaningful product revenue from Fanapt® depends on royalties and milestone payments we may receive from Novartis. Pursuant to the amended and restated sublicense agreement with Novartis, we received an upfront payment of $200.0 million and are eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Based on the current sales performance of Fanapt® in the U.S., we expect that some or all of these commercial and development milestones will not be achieved by Novartis.

We also receive royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. Such royalties may not be significant and will depend on numerous factors, many of which we cannot control. We cannot control the amount and timing of resources that Novartis may devote to Fanapt®. If Novartis fails to successfully commercialize Fanapt® in the U.S, if Novartis’ efforts are not effective, or if Novartis focuses its efforts on other schizophrenia therapies or schizophrenia drug candidates, our business will be negatively affected. If Novartis does not successfully commercialize Fanapt® in the U.S, we will receive limited revenues from them. Over time, Novartis has reduced the size of the Fanapt® sales organization and this could have a negative impact on the success of the product in the United States. For reasons outside of our control, including those mentioned above, sales of Fanapt® may not meet our or financial or industry analysts’ expectations. Any significant negative developments relating to Fanapt®, such as safety or efficacy issues, the introduction or greater acceptance of competing products or adverse regulatory or legislative developments, will have an adverse effect on our financial condition and results of operations.

If our products are determined to be unsafe or ineffective in humans, whether commercially or in clinical trials, our business will be materially harmed.

Despite the FDA’s approval of the NDA for HETLIOZ™ in January 2014 and the NDA for Fanapt® in May 2009, and the positive results of our completed trials for HETLIOZ™ and Fanapt®, we are uncertain whether either of these products will ultimately prove to be effective and safe in humans. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of our products, whether in clinical trials or commercially, may reveal that the product is ineffective, unacceptably toxic, has other undesirable side effects, is difficult to manufacture on a large scale, is uneconomical, infringes on proprietary rights of another party or is otherwise not fit for further use. If our products are determined to be unsafe or ineffective in humans, our business will be materially harmed.

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

We have been engaged in identifying and developing products since March 2003, which has required, and will continue to require, significant research and development expenditures. The commercial launch for HETLIOZ™ will require substantial additional expenditures.

As of December 31, 2013, we had an accumulated deficit of $311.4 million, and we cannot estimate with precision the extent of our future losses. Our ability to generate meaningful product revenue prior to the commercialization of HETLIOZ™ depends on Novartis’ and our ability to sell Fanapt®. Novartis launched Fanapt® in the U.S. in the first quarter of 2010 and sales to date have not met our expectations. We do not expect Novartis to commercialize Fanapt® in Canada. Fanapt® may continue to not be as commercially successful as we expected, Novartis may not succeed in gaining additional market acceptance of Fanapt® in the U.S. and we may not succeed in commercializing Fanapt® outside of the U.S. and Canada. The commercial launch for HETLIOZ™ and our continuing Non-24 awareness campaign will require substantial additional expenditures. In addition, we may not succeed in commercializing HETLIOZ™ or any other products. We may not be profitable even if our products are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

There can be no assurance that we will achieve sustained profitability. Our ability to achieve sustained profitability in the future depends, in part, upon:

•	our and our partners’ ability to obtain and maintain regulatory approval for our products, particularly HETLIOZ™ for the treatment of Non-24, both in the U.S. and in foreign countries;

•	our ability to successfully commercialize HETLIOZ™ in the U.S. and other jurisdictions in which HETLIOZ™ may receive regulatory approval, if any;

•	our ability to successfully raise awareness regarding Non-24 in the medical and patient communities;

•	Novartis’ ability to successfully market and sell Fanapt® in the U.S.;

•	our and our partners’ ability to successfully commercialize Fanapt® outside the U.S. and Canada;

•	our ability to enter into and maintain agreements to develop and commercialize our products;

•	our and our partners’ ability to develop, have manufactured and market our products;

•	our and our partners’ ability to obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third party payors; and

•	our ability to obtain additional research and development funding from collaborative partners or funding for our products.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, upon:

•	the costs of our marketing or awareness campaigns;

•	the progress of our research and development programs for our products, including clinical trials;

•	the time and expense that will be required to pursue FDA and/or foreign regulatory approvals for our products and whether such approvals are obtained on a timely basis, if at all;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the cost of operating and maintaining development and research facilities;

•	the cost of third party manufacturers;

•	the number of additional products we pursue;

•	how competing technological and market developments affect our products;

•	the cost of possible acquisitions of technologies, products, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the costs and effects of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

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

In January 2014, we entered into a manufacturing agreement with Patheon Pharmaceuticals Inc. (“Patheon”) for the manufacture of commercial supplies of HETLIOZ™ 20 mg capsules. This agreement has an initial term of five years. If Patheon is unable to perform its duties under the manufacturing agreement, it could adversely affect sales of our HETLIOZ™ products, delay clinical trials and prevent us from developing our HETLIOZ™ products in a cost-effective manner or on a timely basis. We do not have exclusive long-term agreements with any other third party manufacturers. If any of our third party manufacturers, including Patheon, are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could adversely affect sales of our products, delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our products are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

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

In addition, the Food and Drug Administration Amendments Act of 2007 ( FDAAA) included new authorization for the FDA to require post-market safety monitoring, along with a clinical trials registry, and expanded authority for the FDA to impose civil monetary penalties on companies that fail to meet certain commitments. The amendments, among other things, require some new drug applicants to submit risk evaluation and minimization strategies to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Companies that violate the law are subject to substantial civil monetary penalties. Additional measures have also been enacted to address the perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. While the FDAAA has had, and is expected to have, a substantial effect on the pharmaceutical industry, the full extent of that effect is not yet known. As the FDA issues further regulations, guidance and interpretations relating to this legislation, the impact on the industry as well as our business will become clearer. The requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products. Our and our partners’ ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

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

Our operating results may fluctuate significantly.

Our operating results will continue to be subject to fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

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

If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Risks related to intellectual property and other legal matters

Our rights to develop and commercialize our products are subject in part to the terms and conditions of licenses or sublicenses granted to us by other pharmaceutical companies.

HETLIOZ™ is based in part on patents that we have licensed on an exclusive basis and other intellectual property licensed from Bristol-Myers Squibb Company (BMS). BMS holds certain rights with respect to HETLIOZ™ in the license agreement. Either party may terminate the license agreement under certain circumstances, including a material breach of the agreement by the other. In the event we terminate our license, or if BMS terminates our license due to our breach, all rights to HETLIOZ™ (including any intellectual property we develop with respect to HETLIOZ™) licensed and developed by us under this agreement will revert or otherwise be licensed back to BMS on an exclusive basis. Any termination or reversion of our rights to develop or commercialize HETLIOZ™, including any reacquisition by BMS of our rights, may have a material adverse effect on our business.

Fanapt® (iloperidone) is based in part on patents and other intellectual property owned by Sanofi and Novartis. Titan Pharmaceuticals, Inc. (Titan) holds an exclusive license from Sanofi to the intellectual property owned by Sanofi, and Titan has sublicensed its rights under such license on an exclusive basis to Novartis. We acquired exclusive rights to this and other intellectual property through a further sublicense from Novartis. The sublicense with Novartis was amended and restated in October of 2009 to provide Novartis with exclusive rights to commercialize Fanapt® in the U.S. and Canada. We retained exclusive rights to Fanapt® outside the U.S. and Canada and we have exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, we will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union, as well as Switzerland, Norway, Liechtenstein and Iceland. We may lose our rights to develop and commercialize Fanapt® outside the U.S. and Canada if we fail to comply with certain requirements in the amended and restated sublicense agreement regarding our financial condition, or if we fail to comply with certain diligence obligations regarding our development or commercialization activities or if we otherwise breach the amended and restated sublicense agreement and fail to cure such breach. Our rights to develop and commercialize Fanapt® outside the U.S. and Canada may be impaired if we do not cure breaches by Novartis of similar obligations contained in its sublicense agreement with Titan. Our loss of rights in Fanapt® to Novartis would have a material adverse effect on our business, financial condition and results of operations. In addition, if Novartis breaches the amended and restated sublicense agreement with respect to its commercialization activities in the U.S. or Canada, we may terminate Novartis’ commercialization rights in the applicable country. We would no longer receive royalty payments from Novartis in connection with such country in the event of such termination.

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

In addition to the rights we have licensed from BMS, Novartis and Lilly relating to our products, we rely upon intellectual property we own relating to these products, including patents, patent applications and trade secrets. As of December 31, 2013, excluding in-licensed patents and patent applications, we had 27 patent and patent application families, most of which have been filed in key markets including the U.S., relating to HETLIOZ™ and Fanapt®. In addition, we had five other patent applications relating to products not presently in clinical studies. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we generally rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products, our business will be harmed.

The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term restoration for HETLIOZ™, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to HETLIOZ™’s U.S. “new chemical entity” patent (the primary patent covering the product as a new composition of matter) until 2022. In August 2011, the U.S. Patent and Trademark Office issued a certificate of extension under the Hatch-Waxman Act, extending by five years the term of Sanofi’s new chemical entity patent relating to Fanapt® to November 2016. A directive in the European Union provides that companies that receive regulatory approval for a new product will have a 10-year period of market exclusivity for that product (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such product expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive is of material importance with respect to Fanapt®, since the European new chemical entity patent for Fanapt® has expired. Assuming we gain a five-year patent term restoration for VLY-686, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to VLY-686’s U.S. new chemical entity patent until 2029.

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

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2013 and December 31, 2013, the high and low sales prices of our common stock as reported on The NASDAQ Global Market varied between $3.57 and $15.65 per share. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

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

In addition to our outstanding common stock, as of December 31, 2013, there were a total of 6,417,308 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

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

Our headquarters is located in Washington, D.C., consisting of approximately 21,400 square feet of office space. Our lease for this facility expires in 2023, subject to a five year renewal option. Management believes that this facility is suitable and adequate to meet the company’s anticipated near-term needs. We anticipate that following the expiration of the lease, additional or alternative space will be available at commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

On June 24, 2013, a securities class action complaint was filed in the United States District Court for the District of Columbia, naming the Company and certain of its officers as defendants. The complaint, filed purportedly on behalf of a class of stockholders of the Company, sought to assert violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements and alleged omissions regarding the Company’s Phase III trial results for HETLIOZ™ and other disclosures between December 18, 2012 and June 18, 2013 (the “Class Period”). The plaintiff sought to represent a class comprised of purchasers of the Company’s common stock during the Class Period and sought damages, costs and expenses, and such other relief as determined by the Court. A similar complaint was filed on July 8, 2013. On December 4, 2013, the court consolidated the two pending actions and appointed lead plaintiff and lead counsel. On February 3, 2014, the complaint was voluntarily dismissed with prejudice by the lead plaintiff.

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

Our common stock is quoted on The NASDAQ Global Market under the symbol “VNDA.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The NASDAQ Global Market:

Year Ended December 31, 2013	High	Low
First quarter	$4.41	$3.57
Second quarter	13.30	3.87
Third quarter	13.47	7.99
Fourth quarter	15.65	5.70

Year Ended December 31, 2012	High	Low
First quarter	$5.47	$4.40
Second quarter	4.82	3.93
Third quarter	4.64	3.90
Fourth quarter	4.42	2.92

As of February 14, 2014, there were 9 holders of record of our common stock.

Dividends

We have not paid dividends to our stockholders (other than a dividend of preferred share purchase rights which was declared in September 2008) since our inception and do not plan to pay dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2008 and its relative performance is tracked through December 31, 2013. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. We have not paid dividends to our stockholders since the inception (other than a dividend of preferred share purchase rights which was declared in September 2008) and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2013	2012	2011	2010	2009
Statements of operations data
Revenue	$33,879	$32,727	$31,270	$35,709	$4,548
Operating expenses:
Cost of sales	—	129	—	2,891	1,915
Research and development	28,190	45,446	28,996	12,338	13,874
General and administrative	24,594	13,882	11,486	10,147	23,724
Intangible asset amortization	1,495	1,495	1,495	1,495	983

Total operating expenses	54,279	60,952	41,977	26,871	40,496

Income (loss) from operations	(20,400)	(28,225)	(10,707)	8,838	(35,948)
Other income	145	561	461	431	89

Income (loss) before tax provision	(20,255)	(27,664)	(10,246)	9,269	(35,859)
Tax provision (benefit)	—	—	(444)	2,077	—

Net income (loss)	$(20,255)	$(27,664)	$(9,802)	$7,192	$(35,859)

Net income (loss) per share:
Basic	$(0.67)	$(0.98)	$(0.35)	$0.26	$(1.33)
Diluted	$(0.67)	$(0.98)	$(0.35)	$0.25	$(1.33)
Shares used in calculations of net income (loss) per share:
Basic	30,351,353	28,228,409	28,106,831	27,916,388	27,015,271
Diluted	30,351,353	28,228,409	28,106,831	28,534,617	27,015,271

	December 31,
	2013	2012	2011	2010	2009
Balance sheet data
Cash and cash equivalents	$64,764	$88,772	$87,923	$42,559	$205,295
Marketable securities, current	65,586	31,631	60,961	155,478	—
Marketable securities, non-current	—	—	19,012	—	—
Working capital	102,763	93,705	121,882	169,546	181,417
Total assets	143,349	135,448	182,618	213,101	225,714
Total liabilities	99,225	125,543	149,144	175,370	202,683
Accumulated deficit	(311,362)	(291,107)	(263,443)	(253,641)	(260,833)
Total stockholders’ equity	44,124	9,905	33,474	37,731	23,031

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We believe that each of our products will address a large market with significant unmet medical needs. Our product portfolio includes HETLIOZ™ (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for which a New Drug Application (NDA) was approved by the U.S. Food and Drug Administration (FDA) in January 2014, Fanapt®, a product for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis Pharma AG (Novartis), and VLY-686, a small molecule neurokinin-1 receptor (NK-1R) antagonist.

In January 2014, the FDA approved the NDA for HETLIOZ™ for the treatment of Non-24. As a result of achieving this regulatory milestone, we will incur additional milestone obligations in the first quarter of 2014, including an $8.0 million cash milestone obligation under our license agreement with BMS that will be capitalized as an intangible asset and amortized over the expected patent life of HETLIOZ™ in the U.S. and a $2.0 million milestone obligation under a regulatory consulting agreement that will be charged to research and development expense. We expect the U.S. commercial launch of HETLIOZ™ to occur in the second quarter of 2014.

In January 2013, we reported top-line results of the Phase IIb/III clinical study (MAGELLAN) in Major Depressive Disorder (MDD), investigating the efficacy and safety of HETLIOZ™ as a monotherapy in the treatment of patients with MDD. The clinical study did not meet the primary endpoint of change from baseline in the Hamilton Depression Scale (HAMD-17) after eight weeks of treatment as compared to placebo. As a result, all activities have been discontinued related to the MDD indication for HETLIOZ™.

We incurred $23.9 million in research and development costs for the year ended December 31, 2013 directly attributable to our development of HETLIOZ™.

We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada. We incurred $0.5 million in research and development costs for the year ended December 31, 2013 directly attributable to our development of Fanapt®.

In the second half of 2013, we initiated a proof of concept study for VLY-686 in treatment resistant pruritus in atopic dermatitis. We incurred $2.6 million in research and development costs for the year ended December 31, 2013 directly attributable to our development of VLY-686.

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing and clinical development of our products. Our ability to generate meaningful product revenue and achieve profitability largely depends on our ability to successfully commercialize HETLIOZ™ in the U.S., on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products, and on Novartis’ ability to successfully commercialize Fanapt® in the U.S. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in “Risk Factors” reported in Item 1A of Part I of this annual report on Form 10-K.

Revenues

Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an upfront payment, product sales and future milestone and royalty payments. Revenues are considered both realizable and earned when the following four conditions are met: (i) persuasive evidence of an arrangement exists, (ii) the arrangement fee is fixed or determinable, (iii) delivery or performance has occurred, and (iv) collectability is reasonably assured. Revenue related to the $200.0 million upfront payment is being recognized ratably on a straight-line basis from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt® which we expect to last until November 2016 (see Subsequent Events footnote for further information). This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development, for which Fanapt® has qualified. We recognize revenues from Fanapt® royalties and commercial and development milestones from Novartis when realizable.

Research and development expenses

Research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone payments made under licensing agreements prior to regulatory approval, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee-related costs and stock-based compensation for research and development personnel. We expense research and development costs as they are incurred for products in the development stage, including manufacturing costs and milestone payments made under license or sublicense agreements prior to FDA approval. Upon and subsequent to FDA approval, manufacturing and milestone payments made under license agreements are capitalized. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. Costs related to the acquisition of intellectual property are expensed as incurred if the underlying technology is developed in connection with our research and development efforts and has no alternative future use.

We incurred research and development expenses in the aggregate of $28.2 million for the year ended December 31, 2013 including employee stock-based compensation expense of $1.7 million. Milestone payments relating to research and development activities are accrued when it is deemed probable that the milestone event will be achieved. As a result of the FDA acceptance of our NDA for HETLIOZ™ for the treatment of Non-24 in July 2013, we incurred milestone obligations of $3.5 million for the year ended December 31, 2013 including a $3.0 million milestone obligation under our license agreement with BMS and a $0.5 million milestone obligation under a regulatory consulting agreement.

We expect to incur significant research and development expenses as we continue to develop our products. We expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

The following table summarizes our product development initiatives for 2013, 2012 and 2011, respectively. Included in this table are the research and development expenses recognized in connection with the clinical development of HETLIOZ™, Fanapt® and VLY-686.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Direct project costs (1)
HETLIOZ™	$23,860	$40,939	$24,810
Fanapt®	520	1,494	2,197
VLY-686	2,551	1,144	—

Total direct product costs	$26,931	$43,577	$27,007

Indirect project costs (1)
Facility	$645	$1,280	$1,507
Depreciation	217	354	259
Other indirect overhead costs	397	235	223

Total indirect expenses	$1,259	$1,869	$1,989

Total research and development expenses	$28,190	$45,446	$28,996

(1)	Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record direct costs, including personnel costs and related benefits and stock-based compensation, on a project-by-project basis. We record indirect costs that support a number of our research and development activities in the aggregate.

General and administrative expenses.

General and administrative expenses consist primarily of salaries, other related costs for personnel, including employee stock-based compensation, related to executive, finance, accounting, information technology, marketing, medical affairs and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for marketing, medical affairs, legal, accounting and other professional services. General and administrative expenses also include third party expenses incurred to support business development, marketing and other business activities. We incurred general and administrative expenses of $24.6 million for the year ended December 31, 2013, including employee stock-based compensation expense of $2.8 million. General and administrative expenses are expected to increase in future periods as we prepare to commercially launch HETLIOZ™ in the U.S. in the second quarter of 2014.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2013 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

Revenue Recognition.    Our revenues are derived primarily from our amended and restated sublicense agreement with Novartis and include an upfront payment, product revenue and future milestone and royalty revenues. Revenue related to the upfront payment is being recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt®, which we expect to last until November 2016 (see Subsequent Events footnote for further information). This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development, for which Fanapt® has qualified. We recognize revenue related to Fanapt® royalties and commercial and development milestones as they are realizable and earned, and product revenue upon delivery of our products to Novartis.

Employee stock-based compensation.    We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on the historical volatility of our publicly traded common stock and other factors. The weighted average expected term of stock options granted is based on the simplified method as the options meet the “plain vanilla” criteria required by authoritative guidance. Significant changes in the market price of the Company’s common stock in recent years has made historical data less reliable for the purpose of estimating future vesting, exercise, and employment behavior. The simplified method provided a more reasonable approach for estimating the weighted average expected term for options that were granted in 2013.

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

Employee stock-based compensation expense related to stock-based awards for the years ended December 31, 2013, 2012 and 2011, was comprised of the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Research and development	$1,727	$1,356	$2,450
General and administrative	2,750	2,718	3,036

Total employee stock-based compensation expense	$4,477	$4,074	$5,486

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that we have historically generated NOLs serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, we have a full valuation allowance against all deferred tax assets as of December 31, 2013.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements included in Part II of this annual report on Form 10-K for information on recent accounting pronouncements.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $311.4 million as of December 31, 2013. Our total stockholders’ equity was $44.1 million as of December 31, 2013, and reflects net proceeds of $48.5 million from the public offering of common stock completed in August 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenues.    Total revenues increased by $1.2 million, or 3.5%, to $33.9 million for the year ended December 31, 2013 compared to $32.7 million for the year ended December 31, 2012. Revenues for both annual periods include licensing revenue of $26.8 million representing amortization of deferred revenue from straight-line recognition of the up-front license fee of $200.0 million received from Novartis for Fanapt® in 2009. Revenues for the year ended December 31, 2013 included royalty revenue of $7.1 million from Novartis based on quarterly sales of Fanapt® by Novartis compared to $5.9 million for the year ended December 31, 2012.

Intangible asset amortization.    Intangible asset amortization was $1.5 million for both the year ended December 31, 2013 and the year ended December 31, 2012. Intangible amortization relates to the capitalized intangible asset of $12.0 million resulting from the Fanapt® milestone payment to Novartis in 2009.

Research and development expenses.    Research and development expenses decreased by $17.2 million, or 38.0%, to $28.2 million for the year ended December 31, 2013 compared to $45.4 million for the year ended December 31, 2012. Expenses were lower for the year ended December 31, 2013 as a result of completion of the HETLIOZ™ Non-24 and MDD efficacy studies, partially offset by milestone obligations of $3.5 million incurred for the year ended December 31, 2013 as a result of the FDA acceptance of our NDA for HETLIOZ™ for the treatment of Non-24.

The following table discloses the components of research and development expenses reflecting all of our project expenses for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2013	2012
Direct project costs:
Clinical trials	$7,746	$28,296
Contract research and development manufacturing, consulting, materials and other direct costs	12,734	9,047
Salaries, benefits and related costs	4,724	4,878
Employee stock-based compensation expense	1,727	1,356

Total direct costs	26,931	43,577
Indirect project costs	1,259	1,869

Total	$28,190	$45,446

Total direct costs decreased by $16.7 million, or 38.2%, to $26.9 million for the year ended December 31, 2013 compared to $43.6 million for the year ended December 31, 2012 primarily as a result of decreases in clinical trial costs partially offset by higher contract research and development manufacturing, consulting, materials and other direct costs.

Clinical trials costs decreased by $20.6 million, or 72.6%, to $7.7 million for the year ended December 31, 2013 compared to $28.3 million for the year ended December 31, 2012 as a result of completion of the HETLIOZ™ Non-24 and MDD efficacy studies.

Contract research and development, consulting, materials and other direct costs increased by $3.7 million, or 40.8%, to $12.7 million for the year ended December 31, 2013 compared to $9.0 million for the year ended December 31, 2012 primarily as a result of milestone obligations of $3.5 million incurred as a result of the FDA acceptance of our NDA for HETLIOZ™ for the treatment of Non-24.

Salaries, benefits and related costs decreased by $0.2 million, or 3.2%, to $4.7 million for the year ended December 31, 2013 compared to $4.9 million for the year ended December 31, 2012 as costs for 2012 included severance costs associated with an employee termination.

Employee stock-based compensation expense increased by $0.3 million, or 27.4%, to $1.7 million for the year ended December 31, 2013 compared to $1.4 million for the year ended December 31, 2012. Expense reflects the reversal of expense from the cancellation of equity awards due to employee terminations.

Indirect project costs decreased by $0.6 million, or 32.6%, to $1.3 million for the year ended December 31, 2013 compared to $1.9 million for the year ended December 31, 2012 primarily as a result of the lease exit liability and accelerated depreciation related to our former headquarters lease in Rockville, Maryland that was recognized in the first quarter of 2012.

General and administrative expenses.    General and administrative expenses increased by $10.7 million, or 77.2%, to $24.6 million for the year ended December 31, 2013 compared to $13.9 million for the year ended December 31, 2012 primarily due to an increase in costs as we build our marketing and sales organization for the commercial launch of HETLIOZ™, for the treatment of Non-24.

The following table discloses the components of our general and administrative expenses for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2013	2012
Salaries, benefits and related costs	$5,252	$3,247
Employee stock-based compensation expense	2,750	2,718
Marketing, medical affairs, legal, accounting and other professional services	13,426	4,777
Other expenses	3,166	3,140

Total	$24,594	$13,882

Salaries, benefits and related costs increased by $2.1 million, or 61.7%, to $5.3 million for the year ended December 31, 2013 compared to $3.2 million for the year ended December 31, 2012 primarily due to an increase in our employee headcount as we build our marketing and sales organization.

Marketing, medical affairs, legal, accounting and other professional expenses increased by $8.6 million, or 181.1%, to $13.4 million for the year ended December 31, 2013 compared to $4.8 million for the year ended December 31, 2012 primarily due to increased expenses associated with the commercial launch of HETLIOZ™, for the treatment of Non-24.

Other income.    Other income decreased $0.5 million, or 74.2%, to $0.1 million for the year ended December 31, 2013 compared to $0.6 million for the year ended December 31, 2012 primarily as a result of a legal settlement related to a lawsuit filed against one of our stockholders partially offset by lower interest income. While we did not participate in the lawsuit proceedings, we received a portion of the settlement.

Tax benefit.    The tax benefit for the years ended December 31, 2013 and 2012 was fully offset by a tax valuation allowance resulting from our assessment that it is more likely than not that our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which NOLs and credit carryforwards can be utilized.

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

Total direct costs increased by $16.6 million, or 61.4%, to $43.6 million for the year ended December 31, 2012 compared to $27.0 million for the year ended December 31, 2011 primarily as a result of increases in clinical trial costs, contract research and development, consulting, materials and other direct costs and salaries, benefits and related costs partially offset by lower stock-based compensation.

Clinical trials costs increased by $13.9 million, or 96.0%, to $28.3 million for the year ended December 31, 2012 compared to $14.4 million for the year ended December 31, 2011 primarily due to costs related to the HETLIOZ™ trials for the treatment of Non-24 and the HETLIOZ™ trial for the treatment of MDD.

Contract research and development, consulting, materials and other direct costs increased by $3.0 million, or 51.1%, to $9.0 million for the year ended December 31, 2012 compared to $6.0 million for the year ended December 31, 2011 primarily due to costs related to the HETLIOZ™ Non-24 and MDD trials, costs related to the preparation for the HETLIOZ™ NDA filing with the FDA and the $1.0 million initial license fee associated with VLY-686.

Salaries, benefits and related costs increased by $0.8 million, or 18.1%, to $4.9 million for the year ended December 31, 2012 compared to $4.1 million for the year ended December 31, 2011 due to new employees hired in 2011 and 2012 and severance costs associated with an employee termination.

Employee stock-based compensation expense decreased by $1.1 million, or 44.7%, to $1.4 million for the year ended December 31, 2012 compared to $2.5 million for the year ended December 31, 2011 due to the reversal of expense from the cancellation of equity awards due to employee terminations in 2012 and a reduction in the amortization of employee stock-based compensation expense from the lower fair value of equity awards granted during 2011 and 2012 compared to equity awards granted in prior periods.

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

Salaries, benefits and related costs increased by $1.1 million, or 57.2%, to $3.2 million for the year ended December 31, 2012 compared to $2.1 million for the year ended December 31, 2011 primarily due to the hiring of an executive in the fourth quarter of 2011 and other new hires in 2011 and 2012.

Marketing, legal, accounting and other professional expenses increased by $1.2 million, or 33.6%, to $4.8 million for the year ended December 31, 2012 compared to $3.6 million for the year ended December 31, 2011 primarily due to increased legal costs associated with developing Fanapt® outside the U.S. and Canada and increased market development expenses associated with HETLIOZ™.

Other expenses included lease exit costs and related accelerated depreciation in 2012 and a lease termination penalty in 2011 relating to our former headquarters lease in Rockville, Maryland.

Other income.    Other income increased $0.1 million, or 21.7%, to $0.6 million for the year ended December 31, 2012 compared to $0.5 million for the year ended December 31, 2011 primarily due to income from a legal settlement related to a lawsuit filed against one of our stockholders partially offset by lower interest income. While we did not participate in the lawsuit proceedings, we received a portion of the settlement.

Tax provision (benefit).    The tax benefit for the years ended December 31, 2012 and 2011 were fully offset by a tax valuation allowance resulting from our assessment that it is more likely than not that our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which NOLs and credit carryforwards can be utilized. The benefit for income taxes of $0.4 million for the year ended December 31, 2011 is the result of the approval for a change in accounting method from the Internal Revenue Service.

Intangible Asset

The following is a summary of our intangible asset as of December 31, 2013:

(in thousands)	Estimated Useful Life (Years)	December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$6,963	$5,037

In 2009, we announced that the FDA had approved the NDA for Fanapt®. As a result of the FDA’s approval of the NDA, we met a milestone under our original sublicense agreement with Novartis which required us to make a payment of $12.0 million to Novartis. The $12.0 million was capitalized and is being amortized over the remaining life of the U.S. patent for Fanapt®, which as of December 31, 2013 we expected to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension. However, in 2014, we became aware of events that led us to believe that Novartis would not complete the ongoing pediatric efficacy studies in a time that would enable it to receive the incremental six-month pediatric term extension. Therefore the estimated patent life was decreased in 2014 by six months to November 2016. This term is our best estimate of the life of the patent. All tables in this section reflect the May 2017 patent life (see Subsequent Events in the Notes to the Consolidated Financial Statements for further information).

We capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®. The intangible asset is being amortized over its estimated useful economic life using the straight-line method. Amortization expense was $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes our future intangible asset amortization schedule as of December 31, 2013:

(in thousands)	Total	2014	2015	2016	2017
Intangible asset	$5,037	$1,495	$1,495	$1,495	$552

Deferred Revenue

The following is a summary of changes in total deferred revenue for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	Balance at Beginning of Year	Reductions from Licensing Revenue Recognized	Balance at End of Year
Year ended:
December 31, 2013	$117,064	$26,789	$90,275
December 31, 2012	143,853	26,789	117,064
December 31, 2011	170,642	26,789	143,853

We entered into an amended and restated sublicense agreement with Novartis in October 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million in December 2009. We established a Joint Steering Committee (JSC) with Novartis following the effective date of the amended and restated sublicense agreement. We concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, we deemed the performance period of the JSC to be the life of the U.S. patent for Fanapt®, which as of December 31, 2013 we expected to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension. However, in 2014, we became aware of events that led us to believe that Novartis would not complete the ongoing pediatric efficacy studies in a time that would enable it to receive the incremental six-month pediatric term extension. Therefore the estimated patent life was decreased in 2014 by six months to November 2016. This term is our best estimate of the life of the patent. All tables in this section reflect the May 2017 patent life (see Subsequent Events footnote in the Notes to the Consolidated Financial Statements for further information). Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt®. For each of the years ended December 31, 2013, 2012 and 2011, we recognized revenue of $26.8 million for the license agreement.

Liquidity and Capital Resources

In August 2013, we completed a public offering of 4,680,000 shares of common stock at a price to the public of $11.14 per share. Net cash proceeds from the public offering were $48.5 million, after deducting the underwriting discounts and commissions and offering expenses.

As of December 31, 2013, our total cash and cash equivalents and marketable securities were $130.4 million, including net proceeds from the public offering of common stock completed in August 2013, compared to $120.4 million at December 31, 2012. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

As of December 31, 2013 and 2012, our liquidity resources are summarized as follows:

	As of December 31,
(in thousands)	2013	2012
Cash and cash equivalents	$64,764	$88,772

Marketable securities:

U.S. Treasury and government agencies	31,566	14,442
Corporate debt	34,020	17,189

Total marketable securities	65,586	31,631

Total cash equivalents and marketable securities	$130,350	$120,403

As of December 31, 2013, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to incur substantial costs and expenses as a result of the FDA approval of our NDA for HETLIOZ™ for the treatment of Non-24 in January 2014. As a result of the FDA approval of the NDA for HETLIOZ™ in January 2014, we are obligated to make milestone payments of $8.0 million under the license agreement and $2.0 million under a regulatory consulting agreement in the first quarter of 2014. Additionally, we expect to incur substantial expenses in preparation for the commercial launch of HETLIOZ™ for the treatment of Non-24.

Because of the uncertainties discussed above, the costs to advance our research and development projects and the commercial launch of HETLIOZ™, are difficult to estimate and may vary significantly. It is uncertain whether our existing funds will be sufficient to meet our operating needs. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our commercial, manufacturing and process development activities and the magnitude of our discovery, preclinical and clinical development programs.

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

Cash flow

The following table summarizes our cash flows for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$(39,592)	$(44,917)	$(28,410)
Investing activities	(34,275)	45,754	73,749
Financing activities	49,859	12	25

Net increase (decrease) in cash and cash equivalents	$(24,008)	$849	$45,364

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

Year ended December 31, 2013 compared to year ended December 31, 2012

Net cash used in operating activities was $39.6 million for the year ended December 31, 2013, a reduction of $5.3 million from net cash used in operating activities of $44.9 million for the year ended December 31, 2012. The decrease in net cash used for operating activities primarily resulted from a reduction in the net loss of $7.4 million, which was partially offset by a cash contribution of $1.8 million for tenant improvements that was received from the landlord for our Washington, D.C. headquarters for the year ended December 31, 2012.

Net cash used in investing activities of $34.3 million for the year ended December 31, 2013 consisted of net purchases and maturities of marketable securities of $34.1 million. Net cash provided by investing activities of $45.8 million for the year ended December 31, 2012 consisted of net purchases, sales and maturities of marketable securities of $47.8 million reduced by purchases of property and equipment of $2.0 million.

Net cash provided by financing activities of $49.9 million for the year ended December 31, 2013 reflects the net proceeds of $48.5 million received from the public offering of 4,680,000 shares of common stock completed in August 2013 and $1.6 million received from the exercise of employee stock options.

Year ended December 31, 2012 compared to year ended December 31, 2011

Net cash used in operations was $44.9 million for the year ended December 31, 2012 compared to $28.4 million for the year ended December 31, 2011. The increase in net cash used in operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to the costs associated with four Phase III clinical trials for HETLIOZ™ in Non-24 in totally blind individuals, which were initiated in 2010 and 2011, and one Phase IIb/III clinical trial for HETLIOZ™ in MDD, which was initiated in the third quarter of 2011. Adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2012 included non-cash charges for depreciation and amortization of $2.7 million, employee and non-employee stock-based compensation expense of $4.1 million, landlord contributions for tenant improvements of $1.8 million, a net increase of $0.9 million in prepaid expenses and other assets, accounts receivable, inventory, accounts payable, accrued liabilities and other liabilities and a decrease in deferred revenue of $26.8 million.

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

Contractual obligations and commitments

The following is a summary of our non-cancellable long-term contractual cash obligations as of December 31, 2013:

	Cash payments due by period
(in thousands) (1)(2)(3)	Total	2014	2015	2016	2017	2018	After 2018
Operating leases	$10,750	$1,111	$1,079	$1,106	$1,133	$1,162	$5,159

(1)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services due to the cancelable nature of the services. We accrued the costs of these agreements based on estimates of work completed to date.

(2)

This table as of December 31, 2013 does not include a 2014 payment obligation of $2.0 million for a milestone payment due to a regulatory consultant or a 2014 payment obligation of $8.0 million for a milestone payment due to BMS. These payments became contractually due as a result of the FDA approval of HETLIOZ™. Also, this table does not include potential future milestone obligations under our license agreement with BMS, where we could be obligated to make future milestone payments of up to $25.0 million in the event sales of HETLIOZTM reach a certain agreed upon threshold.

(3)	This table does not include potential future milestone obligations under our license agreement with Eli Lilly and Company for the exclusive rights to develop and commercialize VLY-686 where we could be obligated to make future milestone payments of up to $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones.

Operating leases

Our commitments related to operating leases represent the minimum annual payments for the operating lease for our headquarters located in Washington, D.C., which expires in 2023.

In 2011, we entered into an office lease with Square 54 Office Owner LLC (the Landlord) for our current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (Lease). Under the Lease, rent payments are abated for the first 12 months. The Landlord provided us with a cash contribution of $1.9 million for tenant improvements during the year ended December 31, 2012. Subject to the prior rights of other tenants in the building, we have the right to renew the Lease for five years following the expiration of its original term. We also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by us or the Landlord upon certain conditions.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (Exchange Act)) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2013, the end of the period covered by this annual report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” below, the information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the caption “Security Ownership by Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2013:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,088,052	$9.98	1,029,399
Equity compensation plans not approved by security holders	—	—	—

Total	7,088,052	$9.98	1,029,399

(a)	Includes 6,204,362 shares issuable upon exercise of outstanding options and 883,690 shares issuable upon settlement of RSUs under the 2006 Equity Incentive Plan and Second Amended and Restated Management Equity Plan.
(b)	Does not take into account RSUs which have no exercise price.
(c)	On January 1 of each year, the number of shares reserved under the 2006 Equity Incentive Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number as may be approved by the Company’s Board of Directors).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Vanda Pharmaceuticals Inc.

February 25, 2014	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	February 25, 2014

/s/ James P. Kelly James P. Kelly	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer and principal accounting officer)	February 25, 2014

/s/ Howard Pien Howard Pien	Chairman of the Board and Director	February 25, 2014

/s/ Michael Cola Michael Cola	Director	February 25, 2014

/s/ Richard W. Dugan Richard W. Dugan	Director	February 25, 2014

/s/ Steven K. Galson, M.D. Steven K. Galson, M.D.	Director	February 25, 2014

/s/ Vincent J. Milano Vincent J. Milano	Director	February 25, 2014

/s/ H. Thomas Watkins H. Thomas Watkins	Director	February 25, 2014

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Vanda Pharmaceuticals, Inc. and Subsidiary (collectively, the Company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 25, 2014

Vanda Pharmaceuticals Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except for share and per share amounts)	2013	2012
Assets
Current assets
Cash and cash equivalents	$64,764	$88,772
Marketable securities, current	65,586	31,631
Accounts receivable	2,031	1,168
Prepaid expenses and other current assets	2,703	3,967
Restricted cash, current	530	430

Total current assets	135,614	125,968
Property and equipment, net	2,198	2,348
Intangible asset, net	5,037	6,532
Restricted cash, non-current	500	600

Total assets	$143,349	$135,448

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$661	$287
Accrued liabilities	5,180	5,187
Deferred rent, current	221	—
Deferred revenues, current	26,789	26,789

Total current liabilities	32,851	32,263
Deferred rent, non-current	2,888	3,005
Deferred revenues, non-current	63,486	90,275

Total liabilities	99,225	125,543
Commitments and contingencies (Notes 10 and 17)
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 33,338,543 and 28,241,743 shares issued and outstanding at December 31, 2013 and 2012, respectively	33	28
Additional paid-in capital	355,432	300,974
Accumulated other comprehensive income	21	10
Accumulated deficit	(311,362)	(291,107)

Total stockholders’ equity	44,124	9,905

Total liabilities and stockholders’ equity	$143,349	$135,448

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2013	2012	2011
Revenue:
Licensing agreement	$26,789	$26,789	$26,789
Royalty revenue	7,090	5,938	4,481

Total revenue	33,879	32,727	31,270

Operating expenses:
Cost of sales	—	129	—
Research and development	28,190	45,446	28,996
General and administrative	24,594	13,882	11,486
Intangible asset amortization	1,495	1,495	1,495

Total operating expenses	54,279	60,952	41,977

Loss from operations	(20,400)	(28,225)	(10,707)
Other income	145	561	461

Loss before tax benefit	(20,255)	(27,664)	(10,246)
Tax benefit	—	—	(444)

Net loss	$(20,255)	$(27,664)	$(9,802)

Net loss per share:
Basic	$(0.67)	$(0.98)	$(0.35)

Diluted	$(0.67)	$(0.98)	$(0.35)

Weighted average shares used in calculations of net loss per share:
Basic	30,351,353	28,228,409	28,106,831

Diluted	30,351,353	28,228,409	28,106,831

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net loss	$(20,255)	$(27,664)	$(9,802)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on marketable securities	11	(11)	19
Tax provision on other comprehensive income (loss)	—	—	—

Other comprehensive income (loss), net of tax	11	(11)	19

Comprehensive loss	$(20,244)	$(27,675)	$(9,783)

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Statements of Changes in Stockholders’ Equity

(in thousands, except for share amounts)	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2010	28,041,379	$28	$291,342	$2	$(253,641)	$37,731
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	75,647	—	25	—	—	25
Employee and non-employee stock-based compensation	—	—	5,501	—	—	5,501
Net loss	—	—	—	—	(9,802)	(9,802)
Other comprehensive income, net of tax	—	—	—	19	—	19

Balances at December 31, 2011	28,117,026	28	296,868	21	(263,443)	33,474
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	124,717	—	12	—	—	12
Employee and non-employee stock-based compensation	—	—	4,094	—	—	4,094
Net loss	—	—	—	—	(27,664)	(27,664)
Other comprehensive loss, net of tax	—	—	—	(11)	—	(11)

Balances at December 31, 2012	28,241,743	28	300,974	10	(291,107)	9,905
Net proceeds from public offering of common stock	4,680,000	5	48,500	—	—	48,505
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	466,320	—	1,550	—	—	1,550
Shares withheld upon settlement of restricted stock units	(49,520)	—	(196)	—	—	(196)
Employee and non-employee stock-based compensation	—	—	4,604	—	—	4,604
Net loss	—	—	—	—	(20,255)	(20,255)
Other comprehensive income, net of tax	—	—	—	11	—	11

Balances at December 31, 2013	33,338,543	$33	$355,432	$21	$(311,362)	$44,124

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities
Net loss	$(20,255)	$(27,664)	$(9,802)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	432	633	469
Employee and non-employee stock-based compensation	4,604	4,094	5,501
Amortization of discounts and premiums on marketable securities	155	560	900
Intangible asset amortization	1,495	1,495	1,495
Deferred tax expense (benefit)	—	—	1,821
Landlord contributions for tenant improvements	—	1,826	—
Changes in assets and liabilities:
Accounts receivable	(863)	450	(1,107)
Prepaid expenses and other current assets	1,264	(884)	(1,240)
Accounts payable	374	(709)	348
Accrued liabilities	(113)	1,806	1,836
Other liabilities	104	265	424
Deferred revenue	(26,789)	(26,789)	(26,789)
Accrued income taxes	—	—	(2,266)

Net cash used in operating activities	(39,592)	(44,917)	(28,410)

Cash flows from investing activities
Purchases of property and equipment	(176)	(2,017)	(275)
Purchases of marketable securities	(65,598)	(60,866)	(160,213)
Proceeds from sale of marketable securities	—	2,497	8,667
Maturities of marketable securities	31,499	106,140	226,170
Changes in restricted cash	—	—	(600)

Net cash provided by (used in) investing activities	(34,275)	45,754	73,749

Cash flows from financing activities
Net proceeds from public offering of common stock	48,505	—	—
Tax obligations paid in connection with settlement of restricted stock units	(196)	—	—
Proceeds from exercise of stock options	1,550	12	25

Net cash provided by financing activities	49,859	12	25

Net increase (decrease) in cash and cash equivalents	(24,008)	849	45,364
Cash and cash equivalents
Beginning of period	88,772	87,923	42,559

End of period	$64,764	$88,772	$87,923

Non-cash investing activities
Purchases of property and equipment in accrued liabilities	$106	$—	$221

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

1.    Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. Vanda’s product portfolio includes HETLIOZ™ (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for which a New Drug Application (NDA) was approved by the U.S. Food and Drug Administration (FDA) in January 2014, Fanapt®, a product for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis Pharma AG (Novartis), and VLY-686, a small molecule neurokinin-1 receptor (NK-1R) antagonist.

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

Inventory

The Company values its inventory at acquisition cost following the first-in first-out method. The Company reviews its inventory levels quarterly and writes down inventory that has become obsolete, has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off to cost of sales. Prior to FDA approval, manufacturing-related costs are included in research and development expenses.

Intangible asset

Costs incurred for products not yet approved by the FDA and for which no alternative future use exists are recorded as expense. In the event a product has been approved by the FDA or an alternative future use exists for

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

a product, patent and license costs are capitalized and amortized over the expected patent life of the related product. Milestone payments to the Company’s partners are recognized when it is deemed probable that the milestone event will occur.

As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapt®, which the Company expects to last until November 2016 (see Subsequent Events footnote for further information). This includes the Hatch-Waxman extension that extends patent protection for drug compounds for a period of five years to compensate for time spent in development. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension. This term is the Company’s best estimate of the life of the patent. The carrying value of the intangible asset is periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company has had no impairment of its intangible asset.

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

Revenue recognition

The Company’s revenues are derived primarily from the amended and restated sublicense agreement with Novartis and include an upfront payment, product sales and future milestone and royalty payments. Revenue is considered both realizable and earned when the following four conditions are met: (i) persuasive evidence of an arrangement exists, (ii) the arrangement fee is fixed or determinable, (iii) delivery or performance has occurred, and (iv) collectability is reasonably assured. Pursuant to the amended and restated sublicense agreement, Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the agreement, the Company received an upfront payment of $200.0 million in December of 2009. The Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company deems the performance period of the JSC to be the life of the U.S. patent of Fanapt®, which the Company expects to last until November 2016 (see Subsequent Events footnote for further information). This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension. This term is the Company’s best estimate of the life of the patent. Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt®. The Company recognizes revenue from Fanapt® royalties and commercial and development milestones from Novartis when realizable and earned.

Concentrations of credit risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

equivalents and marketable securities with highly-rated financial institutions. At December 31, 2013, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

Research and development expenses

Research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services, milestone payments, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee-related costs and stock-based compensation for research and development personnel. The Company expenses research and development costs as they are incurred for products in the development stage, including manufacturing costs and milestone payments made under license agreements prior to FDA approval. Upon and subsequent to FDA approval, manufacturing and milestone payments related to license agreements are capitalized. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. Costs related to the acquisition of intellectual property are expensed as incurred if the underlying technology is developed in connection with the Company’s research and development efforts and has no alternative future use.

General and administrative expenses

General and administrative expenses consist of salaries, including employee stock-based compensation, facilities and third party expenses. General and administrative expenses are associated with the activities of the executive, finance, accounting, information technology, business development, marketing, legal, medical affairs and human resource functions.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The fair value of stock options granted is amortized using the accelerated attribution method. Under this method, also known as the graded-vesting method, compensation expense for stock options is amortized over the requisite service period for each separately vesting tranche as though the stock option award was in substance multiple awards, resulting in accelerated expense recognition over the vesting period. The fair value of restricted stock units (RSUs) awarded is amortized using the straight line method. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total employee stock-based compensation expense recognized for the years ended December 31, 2013, 2012 and 2011, was comprised of the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Research and development	$1,727	$1,356	$2,450
General and administrative	2,750	2,718	3,036

Total employee stock-based compensation expense	$4,477	$4,074	$5,486

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The weighted average expected term of stock options granted is based on the simplified method as the options meet the “plain vanilla” criteria required by authoritative guidance. Significant changes in the market price of the Company’s common stock in recent years have made historical data less reliable for the purpose of estimating future vesting, exercise, and employment behavior. The simplified method provided a more reasonable approach for estimating the weighted average expected term for options granted in 2013. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared in September 2008) and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Weighted average expected volatility	65%	68%	71%
Weighted average expected term (years)	6.03	6.03	6.03
Weighted average risk-free rate	1.59%	0.94%	1.45%
Weighted average fair value	$6.10	$2.08	$3.50

Income taxes

The Company accounts for income taxes in accordance with the authoritative guidance on accounting for income taxes, which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of December 31, 2013 and 2012, respectively. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of NOL carryforwards that can be utilized in the future to offset taxable income.

Segment information

The Company’s management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

Recent accounting pronouncements

On January 1, 2013, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) for the reporting of amounts reclassified out of accumulated other comprehensive income. The changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. Adoption of these changes did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued Accounting Standard Update (ASU) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company does not expect that this new standard will have a material impact on the Company’s condensed consolidated financial statements.

Certain risks and uncertainties

The Company’s products under development require approval from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance the products will receive the necessary clearance. If the Company is denied clearance or clearance is delayed, it may have a material adverse impact on the Company.

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

The Company depends on single source suppliers for critical raw materials for manufacturing, as well as other components required for the administration of its products. The loss of these suppliers could delay the clinical trials or prevent or delay commercialization of the products.

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

The following table presents the calculation of basic and diluted net loss per share of common stock for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2013	2012	2011
Numerator:
Net loss	$(20,255)	$(27,664)	$(9,802)

Denominator:
Weighted average shares of common stock outstanding, basic	30,351,353	28,228,409	28,106,831
Stock options and restricted stock units related to the issuance of common stock	—	—	—

Weighted average shares of common stock outstanding, diluted	30,351,353	28,228,409	28,106,831

Net income (loss) per share:
Basic	$(0.67)	$(0.98)	$(0.35)
Diluted	$(0.67)	$(0.98)	$(0.35)
Anti-dilutive securities excluded from calculations of diluted net loss per share:
Options to purchase common stock and restricted stock units	4,444,912	5,219,183	4,559,432

The Company incurred a net loss for each of the years ended December 31, 2013, 2012 and 2011 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

4.    Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2013:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$31,557	$9	$—	$31,566
Corporate debt	34,008	18	(6)	34,020

	$65,565	$27	$(6)	$65,586

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Current:
U.S. Treasury and government agencies	$14,439	$3	$—	$14,442
Corporate debt	17,182	7	—	17,189

	$31,621	$10	$—	$31,631

5.    Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Prepaid insurance	$167	$155
Other prepaid expenses and vendor advances	2,408	3,536
Accrued interest income	128	276

Total prepaid expenses and other current assets	$2,703	$3,967

6.    Property and Equipment

The following is a summary of the Company’s property and equipment-at cost, as of December 31, 2013 and 2012:

	Estimated Useful Life (Years)	December 31,
(in thousands)		2013	2012
Computer equipment	3	$983	$768
Furniture and fixtures	7	580	572
Leasehold improvements	11	1,884	1,826

		3,447	3,166
Less—accumulated depreciation and amortization		(1,249)	(818)

		$2,198	$2,348

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $0.4 million, $0.6 million and $0.5 million, respectively.

7.    Intangible Asset

The following is a summary of the Company’s intangible asset as of December 31, 2013:

	Estimated Useful Life (Years)	December 31, 2013
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$6,963	$5,037

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of the Company’s intangible asset as of December 31, 2012:

	Estimated Useful Life (Years)	December 31, 2012
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$5,468	$6,532

In May 2009, the Company announced that the FDA had approved the NDA for Fanapt®. As a result of the FDA’s approval of the NDA for Fanapt®, the Company met a milestone under its original sublicense agreement with Novartis which required the Company to make a license payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight line basis over the remaining life of the U.S. patent for Fanapt®, which as of December 31, 2013, the Company expected to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension. However, in 2014, the Company became aware of events that led it to believe that Novartis would not complete the ongoing pediatric efficacy studies in a time that would enable it to receive the incremental six-month pediatric term extension. Therefore the estimated patent life was decreased in 2014 by six months to November 2016. This term is the Company’s best estimate of the life of the patent. All tables in this section reflect the May 2017 patent life (see Subsequent Events footnote for further information).

The intangible asset is being amortized over its estimated useful economic life using the straight line method. Amortization expense was $1.5 million for each of the years ended December 31, 2013, 2012 and 2011. The Company capitalized and began amortizing the asset immediately following the FDA approval of the NDA for Fanapt®.

The following is a summary of the future intangible asset amortization schedule as of December 31, 2013:

(in thousands)	Total	2014	2015	2016	2017
Intangible asset	$5,037	$1,495	$1,495	$1,495	$552

8.    Accrued Liabilities

The following is a summary of the Company’s accrued liabilities as of December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Accrued research and development expenses	$2,324	$3,900
Accrued consulting and other professional fees	2,015	386
Employee benefits	176	127
Accrued lease exit liability (refer to footnote 10)	59	453
Other accrued liabilities	606	321

Total accrued liabilities	$5,180	$5,187

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

9.    Deferred Revenue

The following is a summary of changes in total deferred revenue for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	Balance at Beginning of Year	Reductions from Licensing Revenue Recognized	Balance at End of Year
Year ended:
December 31, 2013	$117,064	$26,789	$90,275
December 31, 2012	143,853	26,789	117,064
December 31, 2011	170,642	26,789	143,853

The Company entered into an amended and restated sublicense agreement with Novartis in October 2009, pursuant to which Novartis has the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million in December 2009. The Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, the Company deems the performance period of the JSC to be the life of the U.S. patent of Fanapt®, which as of December 31, 2013, the Company expected to last until May 2017. This includes the Hatch-Waxman extension that provides patent protection for drug compounds for a period of five years to compensate for time spent in development and a six-month pediatric term extension. Fanapt® has qualified for the full five-year patent term Hatch-Waxman extension. However, in 2014, the Company became aware of events that led it to believe that Novartis would not complete the ongoing pediatric efficacy studies in a time that would enable it to receive the incremental six-month pediatric term extension. Therefore the estimated patent life was decreased in 2014 by six months to November 2016. This term is the Company’s best estimate of the life of the patent. All tables in this section reflect the May 2017 patent life (see Subsequent Events footnote for further information). Revenue related to the upfront payment will be recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt®. For each of the years ended December 31, 2013, 2012 and 2011, the Company recognized revenue of $26.8 million for the license agreement.

10.    Commitments and Contingencies

Operating leases

The following is a summary of the minimum annual future payments under operating leases as of December 31, 2013:

	Cash payments due by period
(in thousands)	Total	2014	2015	2016	2017	2018	After 2018
Operating leases	$10,750	$1,111	$1,079	$1,106	$1,133	$1,162	$5,159

The minimum annual future payments for operating leases consists of the lease for office space for the Company’s headquarters located in Washington, D.C., which expires in 2023 and the lease exit liability for the Company’s former headquarters located in Rockville, Maryland, up to the lease termination date of June 30, 2013.

In 2011, the Company entered into an office lease with Square 54 Office Owner LLC (the Landlord) for Vanda’s current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Washington, D.C. (the Lease). Under the Lease, rent payments were abated for the first 12 months. The Landlord provided the Company with a cash contribution of $1.9 million for tenant improvements that was reflected in the consolidated financial statements as an increase to capitalized leasehold improvements and an increase to deferred rent for the year ended December 31, 2012. Subject to the prior rights of other tenants in the building, the Company has the right to renew the Lease for five years following the expiration of its original term. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by the Company or the Landlord upon certain conditions.

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

The following is a summary of the Company’s lease exit activity:

(in thousands)	Balance at Beginning of Period	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at End of Period
Year ended December 31, 2013	$453	$(10)	$384	$59
Year ended December 31, 2012	740	1,220	1,507	453
Year ended December 31, 2011	—	740	—	740

Rent expense under operating leases, including lease exit costs, was $1.1 million, $2.0 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Consulting fees

The Company has engaged a regulatory consultant to assist the Company’s efforts to prepare, file and obtain FDA approval of an NDA for HETLIOZ™. As a result of the FDA acceptance of the NDA filing for HETLIOZ™ for the treatment of Non-24, the Company made a milestone payment of $0.5 million to the regulatory consultant during the year ended December 31, 2013. The payment was included as research and development expense in the consolidated statement of operations for the year ended December 31, 2013. As a result of the FDA approval of the NDA for HETLIOZ™ in January 2014, the Company is obligated to make a milestone payment of $2.0 million in the first quarter of 2014. In addition to consulting fees and milestone payments, the Company is obligated to reimburse the consultant for ordinary and necessary business expenses incurred in connection with the engagement. The Company may terminate the engagement at any time upon prior notice; however, subject to certain conditions, the Company would remain obligated to make the milestone payment if the milestone is achieved following such termination.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

HETLIOZ™. In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb (BMS) under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ™. In partial consideration for the license, the Company paid BMS an initial license fee of $0.5 million. Pursuant to the license agreement, the Company would be obligated to make future milestone payments to BMS of up to $37.0 million in the aggregate. The Company made a milestone payment to BMS of $1.0 million under the license agreement in 2006 relating to the initiation of its first Phase III clinical trial for HETLIOZ™. As a result of the FDA acceptance of the Company’s NDA for HETLIOZ™ for the treatment of Non-24 in July 2013, the Company incurred a $3.0 million milestone obligation under the license agreement with BMS, which is included in research and development expense in the consolidated statement of operations for the year ended 2013. As a result of the FDA approval of the NDA for HETLIOZ™ in January 2014, the Company is obligated to make a milestone payment of $8.0 million in the first quarter of 2014. The Company will be obligated to make future milestone payments to BMS of up to $25.0 million in the event that sales of HETLIOZ™ reach a certain agreed upon sales threshold. Additionally, the Company would be obligated to make royalty payments based on net sales of HETLIOZ™ which, as a percentage of net sales, are in the low teens. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for HETLIOZ™ to use commercially reasonable efforts to develop and commercialize HETLIOZ™ and to meet certain milestones in initiating and completing certain clinical work.

The license agreement was amended in April 2013 to add a process that would allow BMS to waive the right to develop and commercialize HETLIOZ™ in those countries not covered by a development and commercialization agreement. Subsequent to the execution of the April 2013 amendment, BMS provided the Company with formal written notice that it irrevocably waived the option to exercise the right to reacquire any or all rights to any product (as defined in the license agreement) containing HETLIOZ™, or to develop or commercialize any such product, in the countries not covered by a development and commercialization agreement.

Either party may terminate the HETLIOZ™ license agreement under certain circumstances, including a material breach of the agreement by the other. In the event the Company terminates the license, or if BMS terminates the license due to the Company’s breach, all rights licensed and developed by the Company under the license agreement will revert or otherwise be licensed back to BMS on an exclusive basis.

Fanapt®. The Company acquired exclusive worldwide rights to patents and patent applications for Fanapt® (iloperidone) in 2004 through a sublicense agreement with Novartis. A predecessor company of Sanofi, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapt® and completed early clinical work on the product. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications, as well as certain Novartis patents

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

and patent applications to develop and commercialize Fanapt®, through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $0.5 million and was obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met an additional milestone under the sublicense agreement, which required the Company to make a payment of $12.0 million to Novartis.

In October 2009, Vanda entered into an amended and restated sublicense agreement with Novartis, which amended and restated the June 2004 sublicense agreement. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis is responsible for the further clinical development activities in the U.S. and Canada. The Company does not expect Novartis to commercialize Fanapt® in Canada. Pursuant to the amended and restated sublicense agreement, Vanda received an upfront payment of $200.0 million and is eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. Based on the current sales performance of Fanapt® in the U.S., Vanda expects that some or all of these commercial and development milestones will not be achieved by Novartis. Vanda also receives royalties, which, as a percentage of net sales, are in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. Vanda retains exclusive rights to Fanapt® outside the U.S. and Canada and Vanda has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. At Novartis’ option, Vanda will enter into good faith discussions with Novartis relating to the co-commercialization of Fanapt® outside of the U.S. and Canada or, alternatively, Novartis will receive a royalty on net sales of Fanapt® outside of the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with Vanda in Europe and certain other countries and will instead receive a royalty on net sales in those countries. These include, but are not limited to, the countries in the European Union as well as Switzerland, Norway, Liechtenstein and Iceland. Vanda has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Future milestone payments. No amounts were recorded as liabilities nor were any future contractual obligations relating to the license agreements included in the consolidated financial statements as of December 31, 2013 because the criteria for recording the future milestone payments have not yet been met. These criteria include the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

Research and development and marketing agreements

In the course of its business, the Company regularly enters into agreements with clinical organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for clinical services may be terminated on at most 60 days’ notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination.

11.    Income Taxes

As of December 31, 2013 and 2012, the Company has provided a valuation allowance for the full amount of its net deferred tax asset since realization of any future benefit from deductible temporary differences and NOLs could not be sufficiently assured.

The following is a summary of the Company’s current and deferred income tax provision (benefit) for years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Current income tax expense (benefit):
Federal	$—	$—	$(1,114)
State	—	—	(1,151)
Deferred income tax expense (benefit):
Federal	—	—	1,821
State	—	—	—

Total income tax expense (benefit)	$—	$—	$(444)

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a reconciliation between the Company’s statutory tax rate and effective tax rate for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Federal tax at statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(4.0)%	(3.3)%	(5.3)%
Change in valuation allowance	43.9%	70.3%	101.1%
Research and development credit	(1.1)%	0.8%	(4.6)%
Orphan drug credit	(22.7)%	(30.3)%	(60.4)%
Stock options	—%	1.4%	(0.2)%
Section 162(m) limitation	1.2%	—%	—%
Tax rate change	(0.3)%	(7.0)%	—%
Change in Maryland NOL	18.5%	—%	—%
Other non-deductible items	(1.5)%	2.1%	(0.9)%

Effective tax rate	—%	—%	(4.3)%

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

The following is a summary of the components of the Company’s deferred tax assets, net, and the related valuation allowance as of December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$48,206	$38,840
Stock-based compensation	17,626	17,348
Deferred revenue	36,670	47,509
Accrued and deferred expenses	566	522
Research and development and orphan drug credit carryforwards	38,597	31,302
Depreciation and amortization, net	110	28

Total deferred tax assets	141,775	135,549
Deferred tax liabilities:
Licensing agreements	(616)	(2,273)
Unrealized gain on available for sale securities	(9)	(4)

Total deferred tax liabilities	(625)	(2,277)
Deferred tax assets	141,150	133,272
Valuation allowance	(141,150)	(133,272)

Net deferred tax assets	$—	$—

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The fact that the Company has historically generated NOLs serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of December 31, 2013 and 2012. The net increase in the tax valuation allowance was $7.9 million, $19.4 million and $10.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had federal NOL carryforwards of $130.6 million, state NOL carryforwards of $140.2 million, which include $1.3 million of excess windfall benefits generated from stock options. The Company also has research and development credits of $6.4 million and orphan drug carryforward credits of $32.2 million. These NOL carryforwards and credits will begin to expire in 2028 and 2024, respectively.

Because the Company has generated NOLs from inception through December, 31, 2013, all income tax returns filed by the Company are open to examination by tax jurisdictions. As of December 31, 2013, the Company’s income tax returns have not been under examination by any federal or state tax jurisdictions.

The Company’s tax attributes, including NOLs and credits, are subject to any ownership changes as defined under IRC Section 382. A change in ownership could affect the Company’s ability to use its NOLs and credit carryforwards. An ownership change did occur as of December 31, 2008. However, the Company had sufficient Built-In-Gain to offset the IRC Section 382 limitation as well as any remaining NOL carryforwards generated as of the ownership change. As of December 31, 2013, the Company does not believe that an additional ownership change has occurred. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations.

As of December 31, 2013 and 2012, the Company had no uncertain tax positions.

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

Marketable securities classified in Level 1 and Level 2 at December 31, 2013 and 2012 are available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and U.S. government agency notes that use as their basis readily observable market parameters.

As of December 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2013	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Available-for-sale securities	$65,586	$31,566	$34,020	$—

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

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, the carrying value of which materially approximate their fair values. During the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

13.    Restricted Cash

The following is a summary of the Company’s restricted cash used to collateralize various letters of credit as of December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Current:
Rockville, Maryland office lease	$430	$430
Maryland Board of Pharmacy license	100	—

Total current	$530	$430

Non-current:
Washington, D.C. office lease	$500	$500
Maryland Board of Pharmacy license	—	100

Total non-current	$500	$600

14.    Public Offering of Common Stock

In August 2013, the Company completed a public offering of 4,680,000 shares of common stock at a price to the public of $11.14 per share. Net cash proceeds from the public offering were $48.5 million, after deducting the underwriting discounts and commissions and offering expenses.

15.    Equity Incentive Plans

As of December 31, 2013, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 670,744 shares were subject to outstanding options granted under the 2004 Plan as of December 31, 2013, and no additional options will be granted under this plan. As of December 31, 2013, there were 8,995,930 shares of the Company’s common stock reserved for issuance under the 2006 Plan, of which 6,417,308 shares were subject to outstanding options and RSUs granted to employees and non-employees and 1,029,399 shares remained available for future grant. On January 1 of each year, the number of shares reserved under the 2006 Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or, if less, by 1,500,000 shares (or such lesser number

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

as may be approved by the Company’s board of directors). As of January 1, 2014, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,333,542 shares, representing 4% of the total number of shares of common stock outstanding on January 1, 2014, increasing the number of shares of common stock available for issuance under the Plan to 10,329,472 shares.

The Company has granted option awards with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of December 31, 2013, $7.3 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 2.0 years. No option awards are classified as a liability as of December 31, 2013.

The following is a summary of option activity for the 2004 Plan for the years ended December 31, 2013, 2012, and 2011:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	680,754	$1.77	4.77	$5,232
Exercised	(3,609)	0.33		22

Outstanding at December 31, 2011	677,145	1.78	3.78	2,016
Exercised	(5,000)	0.33		14

Outstanding at December 31, 2012	672,145	1.79	2.78	1,512
Expired	(115)	4.73
Exercised	(1,286)	3.67

Outstanding at December 31, 2013	670,744	1.79	1.78	7,124

Exercisable at December 31, 2013	670,744	1.79	1.78	7,124

There are no options expected to vest as of December 31, 2013 under the 2004 Plan, given that the Company stopped issuing options from this plan in 2006.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of option activity for the 2006 Plan for the years ended December 31, 2013, 2012, and 2011:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,324,790	$14.07	8.01	$3,426
Granted	982,000	5.55
Forfeited	(26,764)	9.24
Expired	(15,369)	13.51
Exercised	(9,976)	2.38		37

Outstanding at December 31, 2011	4,254,681	12.16	7.65	396
Granted	846,000	3.42
Forfeited	(149,091)	7.50
Expired	(76,103)	10.68
Exercised	(10,000)	1.02		22

Outstanding at December 31, 2012	4,865,487	10.83	7.15	634
Granted	1,245,500	10.18
Forfeited	(54,226)	6.14
Expired	(259,295)	10.65
Exercised	(263,848)	5.86		1,545

Outstanding at December 31, 2013	5,533,618	10.98	6.93	21,264

Exercisable at December 31, 2013	3,411,214	12.90	5.58	11,673

Expected to vest at December 31, 2013	2,025,061	7.83	9.07	9,291

Proceeds from the exercise of stock options amounted to $1.6 million, $0.01 million and $0.03 million for the years ended December 31, 2013, 2012 and 2011, respectively.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in four equal annual installments provided that the employee remains employed with the Company. As of December 31, 2013, $5.4 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 2.2 years. No service RSUs are classified as a liability as of December 31, 2013.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of RSU activity for the 2006 Plan for the years ended December 31, 2013, 2012, and 2011:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	359,563	$9.75
Granted	283,000	5.39
Vested	(2,500)	0.80
Vested and unissued	(109,717)	9.74
Forfeited	(8,000)	9.57

Unvested at December 31, 2011	522,346	7.43
Granted	245,000	3.28
Forfeited	(61,970)	7.64

Unvested at December 31, 2012	705,376	5.91
Granted	400,500	10.29
Forfeited	(21,000)	6.41
Vested	(201,186)	6.71

Unvested at December 31, 2013	883,690	7.70

The vesting date fair value for the 201,186 shares underlying RSUs that vested during the year ended December 31, 2013 was $1.3 million. In order for certain employees to satisfy the minimum statutory employee tax withholding requirements related to the issuance of common stock underlying certain RSUs that vested and settled during the year ended December 31, 2013, the Company withheld 49,520 shares of common stock and paid employee payroll withholding taxes of $0.2 million relating to the vesting and settlement of the RSUs.

16.    Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches 50 percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a 4 year period. The total Company match was $0.2 million for the year ended December 31, 2013 and $0.1 million for each of the years ended December 31, 2012 and 2011.

17.    Legal Matters

On June 24, 2013, a securities class action complaint was filed in the United States District Court for the District of Columbia, naming the Company and certain of its officers as defendants. The complaint, filed purportedly on behalf of a class of stockholders of the Company, sought to assert violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements and alleged omissions regarding the Company’s Phase III trial results for HETLIOZ™ and other disclosures between December 18, 2012 and June 18, 2013 (the “Class Period”). The plaintiff sought to represent a class comprised of purchasers of the Company’s common stock during the Class Period and sought damages, costs and expenses, and such other relief as determined by the Court. A similar complaint was filed on July 8, 2013. On December 4, 2013, the court consolidated the two pending actions and appointed lead plaintiff and lead counsel. On February 3, 2014, the complaint was voluntarily dismissed with prejudice by the lead plaintiff.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

18.    Subsequent Events

On January 31, 2014, the FDA approved Vanda’s NDA for HETLIOZ™ for the treatment of Non-24. As a result of achieving this regulatory milestone, the Company incurred additional milestone obligations, including an $8.0 million cash milestone obligation under its license agreement with BMS that will be capitalized and amortized as an intangible asset and a $2.0 million cash milestone obligation under a regulatory consulting agreement that will be charged to research and development expense. These amounts are not reflected in the balance sheet or statement of operations as of December 31, 2013.

In 2014, the Company became aware of events that led it to believe that Novartis would not complete the ongoing pediatric efficacy studies in a time that would enable it to receive the incremental six-month pediatric term extension. This will result in a six-month reduction to the estimated patent life of Fanapt® from May 2017 to November 2016. The Company previously expected to recognize amortization expenses of $1.5 million in each of the years from 2014 to 2016 and $0.6 million in 2017. The Company now expects to recognize $1.7 million in each of 2014 and 2015 and $1.6 million in 2016. Additionally, the Company previously expected to recognize deferred revenue of $26.8 million in each of the years from 2014 to 2016 and $9.9 million in 2017. The Company will now recognize deferred revenue of $30.7 million, $31.1 million and $28.5 million in the years 2014, 2015, and 2016, respectively.

19.    Quarterly Financial Data (unaudited)

(in thousands, except for per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenue	$8,068	$8,319	$8,709	$8,783
Loss from operations	(4,219)	(3,109)	(5,405)	(7,667)
Net loss	(4,173)	(3,079)	(5,380)	(7,623)
Net loss per share:
Basic	$(0.15)	$(0.11)	$(0.17)	$(0.23)
Diluted	$(0.15)	$(0.11)	$(0.17)	$(0.23)
2012
Revenue	$8,141	$8,378	$8,288	$7,920
Loss from operations	(8,317)	(8,085)	(5,395)	(6,428)
Net loss	(7,962)	(8,007)	(5,326)	(6,369)
Net loss per share:
Basic	$(0.28)	$(0.28)	$(0.19)	$(0.23)
Diluted	$(0.28)	$(0.28)	$(0.19)	$(0.23)

VANDA PHARMACEUTICALS INC.

EXHIBITS

Exhibit Number	Description

3.8	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).

3.10	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference).

3.11	Second Amended and Restated Bylaws of the registrant, as amended and restated on December 16, 2008 (filed as Exhibit 3.11 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 17, 2008 and incorporated herein by reference).

4.1	2004 Securityholder Agreement (as amended) (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

4.4	Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).

4.5	Rights Agreement, dated as of September 25, 2008, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference).

4.6	Amendment to Rights Agreement, dated as of December 22, 2009, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.6 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 22, 2009 and incorporated herein by reference).

10.1	Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.2#	Sublicense Agreement between the registrant and Novartis Pharma AG dated June 4, 2004 (as amended) (relating to Fanapt®) (filed as Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference).

10.3#	Amended and Restated License, Development and Commercialization Agreement by and between Bristol-Myers Squibb Company and the registrant dated July 24, 2005 (relating to HETLIOZ™) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference).

10.7	Lease Agreement between the registrant and Red Gate III LLC dated June 25, 2003 (lease of Rockville, MD office space) (filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.8	Amendment to Lease Agreement between the registrant and Red Gate III LLC dated September 27, 2003 (filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

Exhibit Number	Description

10.9	Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated August 4, 2005 (filed as Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.10	Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.11	Form of Indemnification Agreement entered into by directors (filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.17	2006 Equity Incentive Plan (filed as Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).

10.19	Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated November 15, 2006 (filed as Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2006 and incorporated herein by reference).

10.20	Form of Tax Indemnity Agreement (filed as Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q (File No. 000-51863) for the period ending September 30, 2007 and incorporated herein by reference).

10.22	Second Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye MCC3 LLC) dated September 14, 2007 (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2007 and incorporated herein by reference).

10.34	Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.34 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference).

10.36	Employment Agreement for John Feeney dated May 22, 2009 (filed as Exhibit 10.36 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference).

10.37#	Amended and Restated Sublicense Agreement between the registrant and Novartis Pharma AG dated October 12, 2009 (relating to Fanapt®) (filed as Exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ending December 31, 2009 and incorporated herein by reference).

10.38	Employment Agreement for James Kelly dated December 13, 2010 (filed as Exhibit 10.38 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).

10.39	Amendment dated December 16, 2010 to Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).

10.40	Amendment dated December 16, 2010 to Employment Agreement for John Feeney dated May 22, 2009 (filed as Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).

Exhibit Number	Description

10.41	Amended and Restated Tax Indemnity Agreement dated December 16, 2010 by and between the Registrant and Mihael H. Polymeropoulos (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).

10.42	Lease effective as of July 25, 2011 by and between Registrant and Square 54 Office Owner LLC filed as Exhibit 10.42 to the registrant’s quarterly report on Form 10-Q for the quarter ending September 31, 2011 and incorporated herein by reference).

10.43	Employment Agreement for Robert Repella dated October 24, 2011 (filed as Exhibit 10.43 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.44	Form of Notice of Stock Option Grant and Stock Option Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.44 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.45	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.45 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.46	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 15, 2010 (filed as Exhibit 10.38 to the registrant’s current report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

10.47	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of May 24, 2012, by and between the Registrant and Bristol-Myers Squibb Company (filed as Exhibit 10.46 to the registrant’s current report on Form 8-K filed on May 30, 2012 and incorporated herein by reference).

10.48#	License, Development and Commercialization Agreement, dated as of April 12, 2012, by and between Eli Lilly and Company and the Registrant (filed as Exhibit 10.48 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.49	Separation and Release Agreement for John Feeney, M.D., dated as of September 18, 2012 (filed as Exhibit 10.49 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.50	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 25, 2013, by and between the Registrant and Bristol-Myers Squibb Company (filed as Exhibit 10.50 to the registrant’s current report on Form 8-K filed on April 29, 2013 and incorporated herein by reference).

10.51	Employment Agreement, dated as of April 15, 2013, by and between the Registrant and Paolo Baroldi (filed as Exhibit 10.51 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

10.52	Separation and Release Agreement for Robert Repella dated as of December 2, 2013.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

#	Confidential treatment has been granted with respect to certain provisions of this exhibit.

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

10.52	Separation and Release Agreement for Robert Repella dated as of December 2, 2013.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements