Form 10-Q
period 2014-09-30
Vanda Pharmaceuticals Inc.
filed 2014-10-27
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 22, 2014, there were 33,901,084 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2014

Part I — FINANCIAL INFORMATION

ITEM 1 Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(in thousands, except for share and per share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$15,308	$64,764
Marketable securities	40,781	65,586
Accounts receivable, net	3,696	2,031
Inventory	1,268	—
Prepaid expenses and other current assets	3,785	2,703
Restricted cash	—	530

Total current assets	64,838	135,614

Property and equipment, net	2,233	2,198
Intangible asset, net	11,319	5,037
Restricted cash, non-current	785	500

Total assets	$79,175	$143,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$547	$661
Accrued liabilities	6,825	5,180
Deferred rent	241	221
Deferred revenues	31,232	26,789

Total current liabilities	38,845	32,851

Deferred rent, non-current	2,919	2,888
Deferred revenues, non-current	36,235	63,486
Other liabilities	113	—

Total liabilities	78,112	99,225

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 33,901,084 and 33,338,543 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	34	33
Additional paid-in capital	358,728	352,240
Accumulated other comprehensive income	4	21
Accumulated deficit	(357,703)	(308,170)

Total stockholders’ equity	1,063	44,124

Total liabilities and stockholders’ equity	$79,175	$143,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Product revenue, net	$5,329	$—	$6,888	$—
Royalty revenue	1,689	1,956	4,919	5,059
Licensing agreement	7,764	6,753	22,981	20,037

Total revenues	14,782	8,709	34,788	25,096

Operating expenses:
Cost of goods sold	703	—	901	—
Research and development	3,701	8,022	14,479	22,233
Selling, general and administrative	11,290	5,741	67,321	15,154
Intangible asset amortization	536	377	1,718	1,118

Total operating expenses	16,230	14,140	84,419	38,505

Loss from operations	(1,448)	(5,431)	(49,631)	(13,409)
Other income	22	25	98	101

Net loss	$(1,426)	$(5,406)	$(49,533)	$(13,308)

Basic and diluted net loss per share	$(0.04)	$(0.17)	$(1.46)	$(0.45)

Weighted average shares outstanding, basic and diluted	33,886,845	31,332,993	33,814,154	29,363,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(1,426)	$(5,406)	$(49,533)	$(13,308)

Other comprehensive income (loss):
Change in net unrealized loss on marketable securities	(6)	—	(17)	(10)
Tax provision on other comprehensive income (loss)	—	—	—	—

Other comprehensive loss, net of tax:	(6)	—	(17)	(10)

Comprehensive loss	$(1,432)	$(5,406)	$(49,550)	$(13,318)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
(in thousands, except for share amounts)	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2013	33,338,543	33	355,432	21	(311,362)	44,124
Adjustment for change in accounting method	—	—	(3,192)	—	3,192	—

Adjusted balances at December 31, 2013	33,338,543	33	352,240	21	(308,170)	44,124
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	594,927	1	2,677	—	—	2,678
Shares withheld upon settlement of restricted stock units	(32,386)	—	(436)	—	—	(436)
Employee and non-employee stock based compensation expense	—	—	4,247	—	—	4,247
Net loss	—	—	—	—	(49,533)	(49,533)
Other comprehensive loss, net of tax	—	—	—	(17)	—	(17)

Balances at September 30, 2014	33,901,084	34	358,728	4	(357,703)	1,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net loss	$(49,533)	$(13,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	396	321
Employee and non-employee stock-based compensation	4,247	3,997
Amortization of discounts and premiums on marketable securities	132	121
Intangible asset amortization	1,718	1,118
Changes in assets and liabilities:
Accounts receivable	(1,665)	(788)
Prepaid expenses and other current assets	(1,082)	1,555
Inventory	(1,268)	—
Accounts payable	(114)	82
Accrued liabilities	1,645	(655)
Other liabilities	164	155
Deferred revenue	(22,808)	(20,037)

Net cash used in operating activities	(68,168)	(27,439)

Cash flows from investing activities
Acquisition of intangible assets	(8,000)	—
Purchases of property and equipment	(431)	(79)
Purchases of marketable securities	(40,383)	—
Proceeds from sale of marketable securities	8,948	—
Maturities of marketable securities	56,092	31,500
Change in restricted cash	245	—

Net cash provided by investing activities	16,471	31,421

Cash flows from financing activities
Net proceeds from public offering of common stock	—	48,552
Tax obligations paid in connection with settlement of restricted stock units	(436)	(196)
Proceeds from exercise of employee stock options	2,677	1,062

Net cash provided by financing activities	2,241	49,418

Net (decrease) increase in cash and cash equivalents	(49,456)	53,400
Cash and cash equivalents
Beginning of period	64,764	88,772

End of period	$15,308	$142,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. Vanda’s product portfolio includes HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) for which a New Drug Application (NDA) was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014, Fanapt®(iloperidone), a product for the treatment of schizophrenia, the oral formulation of which is being marketed and sold in the U.S. by Novartis Pharma AG (Novartis), launched in Israel by the Company’s distribution partners and expected to be launched in Mexico by the Company’s distribution partner in the fourth quarter of 2014, and VLY-686, a small molecule neurokinin-1 receptor (NK-1R) antagonist.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2013 included in the Company’s annual report on Form 10-K. The financial information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited, but in the opinion of management, all adjustments with the exception of stock-based compensation expense, see Note 3, Change in Method of Accounting for Stock-based Compensation, consist only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Net Product Revenues

The Company’s 2014 net product revenues consist of U.S. sales of HETLIOZ® for the treatment of Non-24 and sales of Fanapt® in Israel. The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-15, Revenue Recognition—Products. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations.

In the U.S., HETLIOZ® is only available for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. In April 2014, the Company launched HETLIOZSolutions™ to support and facilitate the treatment of blind individuals in the U.S. living with Non-24. HETLIOZSolutions™ provides patients with a host of resources including information about Non-24 and HETLIOZ®, insurance support, overview of financial assistance programs and pharmacy access. The Company invoices and records revenue when the specialty pharmacies receive HETLIOZ® from the third-party logistics warehouse.

The Company has entered into distribution agreements with Probiomed S.A. de C.V. (Probiomed) for the commercialization of Fanapt® in Mexico and Megapharm Ltd. for the commercialization of Fanapt® in Israel. With the exception of sales to Probiomed, the Company invoices and records revenue upon delivery of Fanapt® to the distribution partner. The Probiomed distribution agreement contains a contracted delivery price plus a revenue sharing provision based on Probiomed’s sales of Fanapt®. As a result, the selling price of Fanapt® is not fixed or determinable upon delivery of Fanapt® to Probiomed. The Company defers revenue recognition until the revenue sharing provision is calculated, which is approximately 45-days following the end of the calendar quarter. As of September 30, 2014, the Company recorded $0.2 million of deferred revenue related to Fanapt® sales.

Product Sales Discounts and Allowances

HETLIOZ® product sales revenue is recorded net of applicable discounts, chargebacks, rebates, co-pay assistance, service fees and product returns that are applicable for various government and commercial payors. Reserves established for discounts and returns are classified as reductions of accounts receivable if the amount is payable to direct customers, with the exception of service fees. Service fees are classified as a liability. Reserves established for chargebacks, rebates or co-pay assistance are classified as a liability if the amount is payable to a party other than customers. The Company currently records sales allowances for the following:

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

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund approximately 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Estimates for expected Medicare Part D coverage gap are based in part on historical invoices received and on actual and pending prescriptions for which the Company has validated the insurance benefits. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter activity. If actual future funding varies from estimates, the Company may need to adjust accruals, which would affect net revenue in the period of adjustment.

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

There were no discounts or rebates associated with Fanapt® product revenue recognized in the period. The Company’s partners have a limited right to return Fanapt®. Once Fanapt® has been delivered to the partners it generally may not be returned for any reason other than product recall.

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

Advertising Expense

The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $0.3 million and $4.6 million for the three and nine months ended September 30, 2014, respectively. The Company did not incur any advertising expense during the nine months ended September 30, 2013.

Recent accounting pronouncements

In August 2014, the FASB issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standards requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The new standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption of the standard is prohibited. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s condensed consolidated financial statements.

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

3. Change in Method of Accounting for Stock-based Compensation

In January 2014, the Company elected to change its method of accounting for the attribution of compensation cost for stock options with graded-vesting and only service conditions to the straight-line method. Previously, attribution was based on the accelerated attribution method, which treated each vesting tranche as an individual award and amortized them concurrently. The straight-line method of accounting was adopted to better align the Company’s recognition of stock option compensation cost with its peers and to expense stock options and restricted stock units (RSUs) in a consistent manner. Comparative financial statements for prior periods have been adjusted to apply the straight-line method retrospectively. As a result of the change in method of accounting for stock-based compensation, the expense for stock-based compensation related to option awards was $0.4 million and $1.6 million lower than it would have been under the accelerated attribution method for the three and nine months ended September 30, 2014, respectively. This resulted in a reduction to the net loss of $0.4 million and $1.6 million, or $0.01 per share and $0.05 per share, respectively, for the three and nine months ended September 30, 2014.

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

The amounts previously reported in the consolidated statement of operations for research and development expense, selling, general and administrative expense and net loss for prior periods have been adjusted as a result of the change in method of accounting for stock-based compensation. The adjustments for the three and nine months ended September 30, 2013 were as follows:

Statement of Operations	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(in thousands, except for share and per share amounts)	As previously Reported	Retrospective Adjustment	As Adjusted	As previously Reported	Retrospective Adjustment	As Adjusted

Revenues:
Licensing agreement	$6,753	$—	$6,753	$20,037	$—	$20,037
Royalty revenue	1,956	—	1,956	5,059	—	5,059

Total revenues	8,709	—	8,709	25,096	—	25,096

Operating expenses:
Research and development	8,026	(4)	8,022	21,968	265	22,233
Selling, general and administrative	5,711	30	5,741	14,743	411	15,154
Intangible asset amortization	377	—	377	1,118	—	1,118

Total operating expenses	14,114	26	14,140	37,829	676	38,505

Loss from operations	(5,405)	(26)	(5,431)	(12,733)	(676)	(13,409)
Other income	25	—	25	101	—	101

Loss before tax benefit	(5,380)	(26)	(5,406)	(12,632)	(676)	(13,308)
Tax benefit	—	—	—	—	—	—

Net loss	$(5,380)	$(26)	$(5,406)	$(12,632)	$(676)	$(13,308)

Basic and diluted net loss per share	$(0.17)	$—	$(0.17)	$(0.43)	$(0.02)	$(0.45)

Weighted average shares outstanding, basic and diluted	31,332,993	—	31,332,993	29,363,162	—	29,363,162

The amounts previously reported for net loss in the consolidated statement of comprehensive loss for prior periods have been adjusted as a result of the change in method of accounting for stock-based compensation. The adjustment for the three and nine months ended September 30, 2013 was as follows:

Statement of Comprehensive Loss	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(in thousands)	As Previously Reported	Retrospective Adjustment	As Adjusted	As Previously Reported	Retrospective Adjustment	As Adjusted

Net loss	$(5,380)	$(26)	$(5,406)	$(12,632)	$(676)	$(13,308)

Other comprehensive loss:
Change in net unrealized loss on marketable securities	—	—	—	(10)	—	(10)
Tax provision on other comprehensive income (loss)	—	—	—	—	—	—

Other comprehensive loss, net of tax:	—	—	—	(10)	—	(10)

Comprehensive loss	$(5,380)	$(26)	$(5,406)	$(12,642)	$(676)	$(13,318)

There was no adjustment to the amounts previously reported for net cash used in operating activities in the consolidated statements of cash flows for prior periods as a result of the change in method of accounting for stock-based compensation. However, the amounts previously reported as net loss and employee and non-employee stock-based compensation expense in cash flows from operating activities have been adjusted to reflect the change in method of accounting for stock-based compensation. The adjustments for the nine months ended September 30, 2013 were as follows:

Statement of Cash Flows	Nine Months Ended September 30, 2013
(in thousands)	As Previously Reported	Retrospective Adjustment	As Adjusted

Cash flows from operating activities
Net loss	$(12,632)	$(676)	$(13,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	321	—	321
Employee and non-employee stock-based compensation	3,321	676	3,997
Amortization of discounts and premiums on marketable securities	121	—	121
Intangible asset amortization	1,118	—	1,118
Changes in assets and liabilities, net	(19,688)	—	(19,688)

Net cash used in operating activities	$(27,439)	$—	$(27,439)

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

The following table presents the calculation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Net loss	$(1,426)	$(5,406)	$(49,533)	$(13,308)

Denominator:
Weighted average shares outstanding, basic and diluted	33,886,845	31,332,993	33,814,154	29,363,162

Net loss per share, basic and diluted:
Net loss per share	$(0.04)	$(0.17)	$(1.46)	$(0.45)

Antidilutive securities excluded from calculations of diluted net loss per share	3,728,109	3,517,934	3,779,497	4,504,339

The Company incurred net losses for the three and nine months ended September 30, 2014 and 2013 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

5. Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2014, which all have contract maturities of less than one year:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$15,215	$2	$(1)	$15,216
Corporate debt	$25,562	$6	$(3)	$25,565

	$40,777	$8	$(4)	$40,781

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2013:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$31,557	$9	$—	$31,566
Corporate debt	$34,008	$18	$(6)	$34,020

	$65,565	$27	$(6)	$65,586

6. Fair Value Measurements

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 as of September 30, 2014 and December 31, 2013 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the nine months ended September 30, 2014.

As of September 30, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurement as of September 30, 2014 Using
(in thousands)	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$40,781	$15,216	$25,565	$—

As of December 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurement as of December 31, 2013 Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$65,586	$31,566	$34,020	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, the carrying value of which materially approximate their fair values.

7. Inventory

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory consisted of the following as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Raw materials	$213	$—
Work-in-process	7	—
Finished goods	796	—
Deferred cost of goods sold	252	—

Total	$1,268	$—

Deferred cost of goods sold represents the cost of product shipped to Probiomed, for which revenue recognition has been deferred. See Note 2, Summary of Significant Accounting Policies, for a discussion of Fanapt® revenue recognition.

8. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Prepaid insurance	$487	$167
Prepaid manufacturing cost	608	—
Other prepaid expenses and vendor advances	2,508	2,408
Other current assets	182	128

Total prepaid expenses and other current assets	$3,785	$2,703

9. Intangible Assets

The following is a summary of the Company’s intangible asset as of September 30, 2014:

		September 30, 2014
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	19	$8,000	$436	$7,564
Fanapt®	7.5	$12,000	$8,245	$3,755

The following is a summary of the Company’s intangible asset as of December 31, 2013:

		December 31, 2013
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	8	$12,000	$6,963	$5,037

In January 2014, the Company announced that the FDA had approved the NDA for HETLIOZ®. As a result of this approval, the Company met a milestone under its license agreement with Bristol-Myers Squibb (BMS) that required the Company to make a license payment of $8.0 million to BMS. The $8.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which prior to June 2014, the Company expected to last until December 2022. In June 2014, the Company received a notice of allowance from the U.S. Patent and Trademark Office for a patent covering the method of use of HETLIOZ®. The patent expires in January 2033, thereby potentially extending the exclusivity protection in the U.S. beyond the composition of matter patent. As a result of the patent allowance, the Company extended the estimated useful life of the U.S. patent for HETLIOZ® from December 2022 to January 2033.

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

The intangible assets are being amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense was $1.7 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. The following is a summary of future intangible asset amortization as of September 30, 2014:

(in thousands)	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
HETLIOZ®	$7,564	$102	$411	$411	$411	$411	$5,818
Fanapt®	3,755	433	1,733	1,589	—	—	—

	$11,319	$535	$2,144	$2,000	$411	$411	$5,818

10. Accrued Liabilities

The following is a summary of the Company’s accrued liabilities as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Accrued research and development expenses	$1,521	$2,324
Accrued consulting and other professional fees	2,454	2,015
Compensation and employee benefits	1,593	176
Other accrued liabilities	1,257	665

	$6,825	$5,180

11. Deferred Revenue

The following is a summary of changes in total deferred revenue for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013
Balance beginning of period	$90,275	$117,064
Deferred Fanapt® product revenue	173	—
Licensing revenue recognized	22,981	20,037

Balance end of period	$67,467	$97,027

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

12. Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of September 30, 2014 and December 31, 2013. Changes in ownership may limit the amount of NOL carryforwards that can be utilized in the future to offset taxable income.

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

The following is a summary of the minimum annual future payments under operating leases as of September 30, 2014:

(in thousands)	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Operating leases	$14,974	$323	$1,337	$1,500	$1,538	$1,576	$8,700

Rent expense under operating leases, was $0.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Rent expense under operating leases, was $1.2 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Consulting fees

The Company engaged a regulatory consultant to assist the Company’s efforts to prepare, file and obtain FDA approval of an NDA for HETLIOZ®. As a result of the FDA approval of the NDA for HETLIOZ®, the Company made a milestone payment of $2.0 million, which is included in research and development expenses in the consolidated statement of operations for the nine months ended September 30, 2014. In March 2014, the Company terminated the engagement.

License agreements

The Company’s rights to develop and commercialize its products are subject to the terms and conditions of licenses granted to the Company by other pharmaceutical companies.

HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As a result of the FDA approval of the NDA for HETLIOZ® in January 2014, the Company made a milestone payment of $8.0 million in the first quarter of 2014. The Company will be obligated to make a future milestone payment to BMS of up to $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. Additionally, the Company will be obligated to make royalty payments equal to 10% of net sales of HETLIOZ®. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that the Company receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. Under the license agreement with BMS for HETLIOZ®, the Company is obligated to use commercially reasonable efforts to develop and commercialize HETLIOZ® and to meet certain milestones in initiating and completing certain clinical work.

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

The Company retains exclusive rights to Fanapt® outside the U.S. and Canada, and the Company has exclusive rights to use any of Novartis’ data for Fanapt® for developing and commercializing Fanapt® outside the U.S. and Canada. Novartis has chosen not to co-commercialize Fanapt® with the Company in Europe and certain other countries. These include, but are not limited to, the countries in the European Union as well as Switzerland, Norway, Liechtenstein and Iceland. The Company will be obligated to make royalty payments based on the net sales of Fanapt® to either Novartis or Sanofi S.A depending on the jurisdiction where the sales occurred. At this time, the Company is only obligated to make a royalty payment to Sanofi S.A. The Company has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner
Mexico	Probiomed S.A. de C.V.
Israel	Megapharm Ltd.

In 2012, the Israeli Ministry of Health granted market approval for Fanapt® for the treatment of schizophrenia. In October 2013, the Mexican Federal Commission for Protection Against Sanitary Risks (COFEPRIS) granted market approval for Fanapt® for the treatment of schizophrenia.

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

Future milestone payments. No amounts were recorded as liabilities nor were any future contractual obligations relating to the license agreements included in the consolidated financial statements as of September 30, 2014 because the criteria for recording the future milestone payments have not yet been met. These criteria include the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

14. Legal Matters

In May 2014, the Company commenced arbitration proceedings with Novartis relating to the license of Fanapt®. The Company has requested an award of approximately $539.0 million in such proceedings. The Company is vigorously prosecuting its claims in the arbitration as well as defending counterclaims brought by Novartis for approximately $75.0 million, against which the Company believes it has meritorious defenses. The Company does not anticipate that this proceeding will have a material adverse effect on its business, results of operations or financial condition. While it is not possible to accurately predict or determine the eventual outcome of this matter, these proceedings are subject to inherent uncertainties and the Company may not prevail. The Company currently anticipates that the arbitration proceeding will be completed in mid to late 2015.

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

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Expected dividend yield	0%	0%
Weighted average expected volatility	64%	63%
Weighted average expected term (years)	5.84	6.03
Weighted average risk-free rate	1.76%	1.28%
Weighted average fair value per share	$7.14	$3.98

Total employee stock-based compensation expense related to stock-based awards for the three and nine months ended September 30, 2014 and 2013 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Research and development	$423	$415	$1,283	$1,473
Selling, general and administrative	969	1,121	2,870	2,474

	$1,392	$1,536	$4,153	$3,947

As of September 30, 2014, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan). There were 652,810 shares subject to outstanding options granted under the 2004 Plan as of September 30, 2014, and no additional options will be granted under this plan. As of September 30, 2014, there were 10,329,472 shares of common stock reserved for issuance under the 2006 Plan, of which 5,854,567 shares were subject to outstanding options and RSUs granted to employees and non-employees and 2,381,075 shares remained available for future grant.

The Company has granted option awards with service conditions that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to 2007, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of September 30, 2014, there was $7.7 million of unrecognized compensation costs related to unvested service option awards expected to be recognized over a weighted average period of 1.5 years. No service option awards are classified as a liability as of September 30, 2014.

A summary of option activity for the 2004 Plan for the nine months ended September 30, 2014 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	670,744	$1.79	1.78	$7,124
Expired	—
Exercised	(17,934)

Outstanding at September 30, 2014	652,810	1.74	1.03	5,640

Exercisable at September 30, 2014	652,810	1.74	1.03	5,640

There are no options expected to vest as of September 30, 2014 under the 2004 Plan, given that the Company stopped issuing options from this plan in 2006.

A summary of option activity for the 2006 Plan for the nine months ended September 30, 2014 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,533,618	$10.98	6.93	$21,264
Granted	259,000	12.22
Forfeited	(232,966)	8.33
Expired	—
Exercised	(367,431)	7.11		2,777

Outstanding at September 30, 2014	5,192,221	11.43	6.31	11,814

Exercisable at September 30, 2014	3,655,287	12.49	5.30	8,274

Expected to vest at September 30, 2014	1,476,376	8.86	8.71	3,467

Proceeds from the exercise of stock options amounted to $2.7 million for the nine months ended September 30, 2014.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company. As of September 30, 2014, there was $4.4 million of unrecognized compensation costs related to unvested RSUs expected to be recognized over a weighted average period of 1.9 years. No RSUs are classified as a liability as of September 30, 2014.

A summary of RSU activity for the 2006 Plan for the nine months ended September 30, 2014 follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	883,690	$7.70
Granted	70,500	13.14
Forfeited	(82,282)	6.69
Vested	(209,562)	6.67

Unvested at September 30, 2014	662,346	8.74

The grant date fair value for the 209,562 shares underlying RSUs that vested during the nine months ended September 30, 2014 was $1.4 million. In order for certain employees to satisfy the minimum statutory employee tax withholding requirements related to the issuance of common stock underlying certain of the RSUs that vested and settled during the nine months ended September 30, 2014, the Company withheld 32,386 shares of common stock and paid employee payroll withholding taxes of $0.4 million relating to the vesting and settlement of the RSUs.

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

Overview

Vanda Pharmaceuticals Inc. (we, our, or Vanda) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003 and our product portfolio includes:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), which was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014;

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which is currently being marketed and sold in the U.S. by Novartis Pharma AG (Novartis), launched in Israel by our distribution partner and expected to be launched in Mexico by our distribution partner in the fourth quarter of 2014; and

•	VLY-686 (tradipitant), a small molecule neurokinin-1 receptor (NK-1R) antagonist.

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

Our activities will necessitate significant uses of working capital throughout 2014 and beyond. We are currently concentrating our efforts on the commercialization of HETLIOZ® in the U.S., which was commenced in April 2014. Additionally, we and our partners continue to pursue market approval of Fanapt® in Europe and other regions, with Mexico and Israel having already approved Fanapt® for the treatment of schizophrenia.

2014 Operational Highlights

As of October 24, 2014, over 600 new prescriptions for HETLIOZ® have been written in the U.S. HETLIOZ® was launched in the U.S. in April 2014 for the treatment of Non-24, a disorder which affects the majority of totally blind individuals. It is estimated that approximately 80,000 Americans have the disorder.

In September 2014, the HETLIOZAccessTM Named Patient Program launched in the EU and Canada. We launched the HETLIOZAccessTM program in geographic locations where HETLIOZ® is not yet approved, but we are pursuing regulatory approvals.

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

In June 2014, the European Medicines Agency (EMA) accepted for evaluation our Marketing Authorization Application (MAA) for oral HETLIOZ® capsules for the treatment of Non-24. We expect a decision from the EMA regarding our HETLIOZ® MAA in the third quarter of 2015. HETLIOZ® was previously granted orphan drug designation by the European Commission for the treatment of Non-24.

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

Net Product Revenues

Our 2014 net product revenues consists of U.S. sales of HETLIOZ® for the treatment of Non-24 and sales of Fanapt® in Israel. We apply the revenue recognition guidance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-15, Revenue Recognition—Products. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations.

In the U.S., HETLIOZ® is only available for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. In April 2014, we launched HETLIOZSolutions™ to support and facilitate the treatment of blind individuals in the U.S. living with Non-24. HETLIOZSolutions™ provides patients with a host of resources including information about Non-24 and HETLIOZ®, insurance support, overview of financial assistance programs and pharmacy access. We invoice and record revenue when the specialty pharmacies receive HETLIOZ® from our third-party logistics warehouse.

We have entered into distribution agreements with Probiomed S.A.de C.V. (Probiomed) for the commercialization of Fanapt® in Mexico and Megapharm Ltd. for the commercialization of Fanapt® in Israel. With the exception of sales to Probiomed, we invoice and record revenue upon delivery of Fanapt® to our distribution partner. The Probiomed distribution agreement contains a contracted delivery price plus a revenue sharing provision based on Probiomed’s sales of Fanapt®. As a result, the selling price of Fanapt® is not fixed or determinable upon delivery of Fanapt® to Probiomed. We defer revenue recognition until the revenue sharing provision is calculated, which is approximately 45-days following the end of the calendar quarter. As of September 30, 2014, we recorded $0.2 million of deferred revenue related to Fanapt® sales.

Product Sales Discounts and Allowances

HETLIOZ® product sales revenue is recorded net of applicable discounts, chargebacks, rebates, co-pay assistance, service fees and product returns that are applicable for various government and commercial payors. Reserves established for discounts and returns are classified as reductions of accounts receivable if the amount is payable to direct customers, with the exception of service fees. Service fees are classified as a liability. Reserves established for chargebacks, rebates or co-pay assistance are classified as a liability if the amount is payable to a party other than customers. We currently record sales allowances for the following:

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

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund approximately 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Estimates for expected Medicare Part D coverage gap are based in part on historical invoices received and on actual and pending prescriptions for which we have validated the insurance benefits. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter activity. If actual future funding varies from estimates, we may need to adjust accruals, which would affect net revenue in the period of adjustment.

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

There were no discounts or rebates associated with Fanapt® product revenue recognized in the period. Our partners have a limited right to return Fanapt®. Once Fanapt® has been delivered to the partners it generally may not be returned for any reason other than product recall.

The following table summarizes sales discounts and allowance activity as of September 30, 2014.

(in thousands)	Rebates & Chargebacks	Discounts, Returns & Other	Total
Balance as of December 31, 2013	$—	$—	$—
Provision related to current period sales	217	458	675
Adjustments for prior period sales	—	—	—
Credits/payments made	(45)	(214)	(259)

Balance as of September 30, 2014	$172	$244	$416

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

Total employee stock-based compensation expense related to stock-based awards for the three and nine months ended September 30, 2014 and 2013 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Research and development	$423	$415	$1,283	$1,473
Selling, general and administrative	969	1,121	2,870	2,474

	$1,392	$1,536	$4,153	$3,947

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

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $357.7 million as of September 30, 2014. Our total stockholders’ equity was $1.1 million as of September 30, 2014.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenues. Total revenues increased by $6.1 million, or 70%, to $14.8 million for the three months ended September 30, 2014 compared to $8.7 million for the three months ended September 30, 2013. During the three months ended September 30, 2014, revenues consisted of the following:

	Three Months Ended
(in thousands)	September 30, 2014	September 30, 2013	$ Change	% Change
HETLIOZ® product revenue	$5,222	$—	$5,222	100%
Fanapt® product revenue	107	—	107	100%
Fanapt® royalty revenue	1,689	1,956	(267)	-14%
Fanapt® licensing agreement	7,764	6,753	1,011	15%

	$14,782	$8,709	$6,073

HETLIOZ® was commercially launched in the U.S. in April 2014. Fanapt® product revenue consists of shipments to our distribution partner for the sale of Fanapt® in Israel. Royalty revenues for the three months ended September 30, 2014 represent amounts due from Novartis based on quarterly U.S. sales of Fanapt® by Novartis. License revenues for the three months ended September 30, 2014 and 2013 represent amortization of deferred revenue from the $200.0 million up-front license fee received from Novartis.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2014 were $0.7 million compared to zero for the three months ended September 30, 2013. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. We began capitalizing HETLIOZ® manufacturing costs as inventory following the receipt of marketing approval from the FDA on January 31, 2014. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we tracked the quantities of individual HETLIOZ® product lots, we did not track pre-FDA approval manufacturing costs and therefore the manufacturing cost of HETLIOZ® produced prior to FDA approval is not reasonably determinable. We expect that our cost of goods sold as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is consumed. The time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future HETLIOZ® sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities and the ability to utilize inventory prior to its expiration date. We expect as this reduced-cost inventory is used, the percentage of total costs of goods sold for sales of HETLIOZ® will increase.

Research and development expenses. Research and development expenses decreased by $4.3 million, or 54%, to $3.7 million for the three months ended September 30, 2014 compared to $8.0 million for the three months ended September 30, 2013. Lower research and development expenses were primarily due to $3.5 million of milestone obligations incurred in the prior year as a result of the FDA acceptance of our HETLIOZ® New Drug Application (NDA). The following table summarizes the costs of our product development initiatives for the three months ended September 30, 2014 and 2013. Included in this table are the research and development expenses recognized in connection with the clinical development of HETLIOZ®, VLY-686 and Fanapt®:

	Three Months Ended
(in thousands)	September 30, 2014	September 30, 2013
Direct project costs (1)
HETLIOZ®	$1,993	$6,474
VLY-686	580	723
Fanapt®	20	59
Other direct project costs	103	—

	2,696	7,256

Indirect project costs (1)
Employee stock-based compensation	423	415
Other indirect overhead	582	351

	1,005	766

Total research & development expense	$3,701	$8,022

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including employee stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.6 million, or 98%, to $11.3 million for the three months ended September 30, 2014 compared to $5.7 million for the three months ended September 30, 2013. The increase is primarily due our field based sales force, a national accounts team, and a medical affairs team, which were deployed in 2014 to support HETLIOZ® and Non-24 medical education.

Intangible asset amortization. Intangible asset amortization was $0.5 million for the three months ended September 30, 2014 compared to $0.4 million for the three months ended September 30, 2013. The increase is due to amortization related to the $8.0 million milestone payment made to Bristol-Myers Squibb (BMS) as a result of receiving FDA approval for HETLIOZ® that was capitalized in the first quarter of 2014.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenues. Total revenues increased by $9.7 million, or 39%, to $34.8 million for the nine months ended September 30, 2014 compared to $25.1 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, revenues consisted of the following:

	Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013	$ Change	% Change
HETLIOZ® product revenue	$6,781	$—	$6,781	100%
Fanapt® product revenue	107	—	107	100%
Fanapt® royalty revenue	4,919	5,059	(140)	-3%
Fanapt® licensing agreement	22,981	20,037	2,944	15%

	$34,788	$25,096	$9,692

HETLIOZ® was commercially launched in the U.S. in April 2014. Fanapt® product revenue consists of shipments to our distribution partner for the sale of Fanapt® in Israel. Royalty revenues for the nine months ended September 30, 2014 represent amounts due from Novartis based on quarterly U.S. sales of Fanapt® by Novartis. License revenues for the nine months ended September 30, 2014 and 2013 represent amortization of deferred revenue from the $200.0 million up-front license fee received from Novartis.

Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2014 were $0.9 million compared to zero for the nine months ended September 30, 2013. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. We began capitalizing HETLIOZ® manufacturing costs as inventory following the receipt of marketing approval from the FDA on January 31, 2014. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we tracked the quantities of individual HETLIOZ® product lots, we did not track pre-FDA approval manufacturing costs and therefore the manufacturing cost of HETLIOZ® produced prior to FDA approval is not reasonably determinable. We expect that our cost of goods sold as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is consumed. The time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future HETLIOZ® sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities and the ability to utilize inventory prior to its expiration date. We expect as this reduced-cost inventory is used, the percentage of total costs of goods sold for sales of HETLIOZ® will increase.

Research and development expenses. Research and development expenses decreased by $7.7 million, or 35%, to $14.5 million for the nine months ended September 30, 2014 compared to $22.2 million for the nine months ended September 30, 2013. Lower research and development expenses were primarily due to 2013 costs incurred for the HETLIOZ® NDA submission to the FDA and completion of Non-24 and Major Depressive Disorder efficacy studies in 2013. The following table summarizes the costs of our product development initiatives for the nine months ended September 30, 2014 and 2013. Included in this table are the research and development expenses recognized in connection with the clinical development of HETLIOZ®, VLY-686 and Fanapt®:

	Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013
Direct project costs (1)
HETLIOZ®	$9,795	$18,026
VLY-686	1,594	1,427
Fanapt®	92	348
Other direct project costs	173	—

	11,654	19,801

Indirect project costs (1)
Employee stock-based compensation	1,283	1,473
Other indirect overhead	1,542	959

	2,825	2,432

Total research & development expense	$14,479	$22,233

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including employee stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $52.1 million, or 343%, to $67.3 million for the nine months ended September 30, 2014 compared to $15.2 million for the nine months ended September 30, 2013. The increase is primarily due our Non-24 Disease Awareness campaign, which included radio and television advertisements broadcast nationwide. In addition, we added a field based sales force, a national accounts team, and a medical affairs team, which were deployed in 2014 to support HETLIOZ® and Non-24 medical education.

Intangible asset amortization. Intangible asset amortization was $1.7 million for the nine months ended September 30, 2014 compared to $1.1 million for the nine months ended September 30, 2013. The increase is due to amortization related to the $8.0 million milestone payment made to BMS as a result of receiving FDA approval for HETLIOZ® that was capitalized in the first quarter of 2014.

Liquidity and Capital Resources

As of September 30, 2014, our total cash and cash equivalents and marketable securities were $56.1 million, compared to $130.4 million as of December 31, 2013. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

Our liquidity resources as of September 30, 2014 and December 31, 2013 are summarized as follows:

(in thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$15,308	$64,764
Marketable securities:
U.S. Treasury and government agencies	15,216	31,566
Corporate debt	25,565	34,020

Total marketable securities	40,781	65,586

Total cash and cash equivalents	$56,089	$130,350

As of September 30, 2014, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to incur substantial costs and expenses in connection with the continued U.S. commercial launch of HETLIOZ®. In the first quarter of 2014, we made milestone payments of $8.0 million under the license agreement with BMS and $2.0 million under a regulatory consulting agreement as a result of HETLIOZ® being approved by the FDA.

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

Cash Flow

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(68,168)	$(27,439)
Investing activities	16,471	31,421
Financing activities	2,241	49,418

Net increase (decrease) in cash and cash equivalents	$(49,456)	$53,400

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

Net cash used in operating activities was $68.2 million for the nine months ended September 30, 2014, an increase of $40.8 million from net cash used in operating activities of $27.4 million for the nine months ended September 30, 2013. The increase in net cash used for operating activities resulted from an increase in net loss of $36.2 million and a $5.4 million net use of working capital, which was partially offset by an increase of $0.9 million in non-cash charges.

Net cash provided by investing activities of $16.5 million for the nine months ended September 30, 2014, a decrease of $14.9 million, from net cash provided by investing activities of $31.4 million for the nine months ended September 30, 2013. The decrease primarily resulted from $6.8 million in lower net proceeds from sales, maturities and purchases of marketable securities and an $8.0 million milestone payment to BMS as a result of the FDA approval of HETLIOZ® in January 2014.

Net cash provided by financing activities of $2.2 million for the nine months ended September 30, 2014, an decrease of $47.2 million, from net cash provided by financing activities of $49.4 million for the nine months ended September 30, 2013. The decrease is primarily due to $48.6 million in net proceeds from the public offering of common stock in 2013 and a $0.2 million increase in cash used to pay tax obligations in connection with the settlement of employee RSUs. The decrease was partially offset by a $1.6 million increase in cash proceeds from the exercise of employee stock options.

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

ITEM 4 Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2014, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

ITEM 1 Legal Proceedings

In May 2014, we commenced arbitration proceedings with Novartis Pharma AG (Novartis) relating to the license of Fanapt®. We have requested an award of approximately $539.0 million in such proceedings. We are vigorously prosecuting our claims in the arbitration as well as defending counterclaims brought by Novartis for approximately $75.0 million, against which we believe we have meritorious defenses. We do not anticipate that this proceeding will have a material adverse effect on its business, results of operations or financial condition. While it is not possible to accurately predict or determine the eventual outcome of this matter, these proceedings are subject to inherent uncertainties and we may not prevail. We currently anticipate that the arbitration proceeding will be completed in mid to late 2015.

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

As of September 30, 2014, we had 60 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including sales, distribution, medical affairs, clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

Disruptions to our HETLIOZ® supply chain could materially affect our ability to commercialize HETLIOZ® thereby reducing our future earnings and prospects.

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

Our activities will necessitate significant uses of working capital throughout 2014 and beyond. It is uncertain whether our existing funds will be sufficient to meet our operating needs. As of September 30, 2014, our total cash and cash equivalents and marketable securities were $56.1 million. Our long term capital requirements are expected to depend on many factors, including, among others:

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

Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than HETLIOZ® in the U.S. and Fanapt® in the U.S., Mexico and Israel, we have not received regulatory approval to market any of our products in any jurisdiction.

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

As of September 30, 2014, we had an accumulated deficit of $357.7 million, and we cannot estimate with precision the extent of our future losses. In April 2014, we commercially launched HETLIOZ® in the U.S. for the treatment of Non-24. The continuing commercialization of HETLIOZ® and our continuing Non-24 awareness campaign will require substantial additional expenditures. In addition, we may not succeed in commercializing HETLIOZ® or any other products. Our ability to generate meaningful product revenue prior to successfully commercializing HETLIOZ® depends on Novartis’ and our ability to sell Fanapt®. Novartis launched Fanapt® in the U.S. in the first quarter of 2010 and sales to date have not met our expectations. We do not expect Novartis to commercialize Fanapt® in Canada. Fanapt® may continue to not be as commercially successful as we expected, Novartis may not succeed in gaining additional market acceptance of Fanapt® in the U.S. and we may not succeed in commercializing Fanapt® outside of the U.S. and Canada. We may not be profitable even if our products are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

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

We rely on a limited number of specialty pharmacies for distribution of HETLIOZ® in the United States, and the loss of one or more of these specialty pharmacies or their failure to distribute HETLIOZ® effectively would materially harm our business.

HETLIOZ® is only available for distribution through a limited number of specialty pharmacies in the United States. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies involves certain risks, including, but not limited to, risks that these specialty pharmacies will:

•	not provide us accurate or timely information regarding their inventories, the number of patients who are using HETLIOZ® or complaints about HETLIOZ®;

•	reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support HETLIOZ®

•	not devote the resources necessary to sell HETLIOZ® in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

In addition if one or more of our specialty pharmacies do not fulfill their contractual obligations to us, or refuse or fail to adequately serve patients, or their agreements are terminated without adequate notice, shipments of HETLIOZ®, and associated revenues, would be adversely affected. We expect that it would take a significant amount of time if we were required to replace one or more of our specialty pharmacies.

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

VLY-686 is based in part on patents that we have licensed on an exclusive basis and other intellectual property licensed from (Eli Lilly and Company (Lilly). Lilly may terminate our license if we fail to use our commercially reasonable efforts to develop and commercialize VLY-686 or if we materially breach the agreement and fail to cure that breach. In the event that we terminate our license, or if Lilly terminates our license for the reasons stated above, all of our rights to VLY-686 (including any intellectual property we develop with respect to VLY-686) will revert back to Lilly, subject to payment by Lilly to us of a royalty on net sales of products that contain VLY-686.

If our efforts to protect the proprietary nature of the intellectual property related to our products are not adequate, we may not be able to compete effectively in our markets.

In addition to the rights we have licensed from BMS, Novartis and Lilly relating to our products, we rely upon intellectual property we own relating to these products, including patents, patent applications and trade secrets. As of September 30, 2014, excluding in-licensed patents and patent applications, we had 33 patent and patent application families, most of which have been filed in key markets including the U.S., relating to HETLIOZ® and Fanapt®. In addition, we had five other patent applications relating to products not presently in clinical studies. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we generally rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

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

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2014 and September 30, 2014, the high and low sales prices of our common stock as reported on The NASDAQ Global Market varied between $9.27 and $19.25 per share. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

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

In addition to our outstanding common stock, as of September 30, 2014, there were a total of 5,854,567 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults Upon Senior Securities

None

ITEM 4 Mine Safety Disclosures

Not applicable

ITEM 5 Other Information

None

ITEM 6 Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2014; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Vanda Pharmaceuticals Inc.

October 27, 2014	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D. President and Chief Executive Officer (Principal Executive Officer)

October 27, 2014	/s/ James P. Kelly
James P. Kelly Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2014; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

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