Form 10-K
period 2014-12-31
Vanda Pharmaceuticals Inc.
filed 2015-03-13
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐        No  ☑

As of June 30, 2014, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $380.6 million based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market, on such date. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 6, 2015 was 41,641,005.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2015 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.

Form 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	our ability to successfully commercialize HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the U.S.;

•	uncertainty as to the market awareness of Non-24 and the market acceptance of HETLIOZ®;

•	our ability to generate U.S. sales of Fanapt® (iloperidone) for the treatment of schizophrenia;

•	the timing and costs of our establishment of a sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote Fanapt® in the U.S.;

•	our dependence on third-party manufacturers to manufacture HETLIOZ® and Fanapt® in sufficient quantities and quality;

•	our limited sales and marketing infrastructure;

•	the regulatory status of HETLIOZ® and Fanapt® in Europe;

•	our ability to successfully commercialize HETLIOZ® and Fanapt® outside of the U.S.;

•	our ability to obtain the capital necessary to fund our research and development or commercial activities;

•	a loss of rights to develop and commercialize our products under our license and sublicense agreements;

•	the failure to obtain, or any delay in obtaining, regulatory approval for our products or to comply with ongoing regulatory requirements;

•

the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the U.S. Food and Drug Administration (FDA) approval of Fanapt®;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	the ability to obtain and maintain regulatory approval of our products, and the labeling for any approved products;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	a failure of our products to be demonstrably safe and effective;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	our failure to identify or obtain rights to new products;

•	a loss of any of our key scientists or management personnel;

•	limitations on our ability to utilize some of all of our prior net operating losses and orphan drug and research and development credits;

•	our ability to prepare, file, prosecute, defend and enforce any patent claims and other intellectual property rights;

•	the cost and effects of potential litigation;

•	losses incurred from product liability claims made against us; and

•	use of our existing cash, cash equivalents and marketable securities.

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

We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this annual report on Form 10-K. We also encourage you to read Item 1A of Part I of this annual report on Form 10-K, entitled Risk Factors, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (SEC) from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

ITEM 1.	BUSINESS

Overview

Vanda Pharmaceuticals Inc. (we, Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003. Our product portfolio includes:

•

HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) for which a New Drug Application (NDA) was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. Additionally, a Marketing Authorization Application (MAA) in the European Union was accepted by the European Medicines Agency (EMA) for review in June 2014 and a regulatory decision is expected in the third quarter of 2015. HETLIOZ® has potential utility in a number of circadian rhythm disorders. Ongoing HETLIOZ® life cycle management activities include an observation study in Smith-Magenis Syndrome (SMS) and a clinical development plan is being developed for pediatric Non-24. In addition, we are exploring the creation of a new liquid formulation of HETLIOZ®.

•

Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis Pharma AG (together with its affiliates, Novartis) until December 31, 2014. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to Vanda. See Settlement Agreement with Novartis footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for information. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014.

•

Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis. Results from a Phase II study for the treatment of chronic pruritus in atopic dermatitis were announced in March 2015. Clinical evaluation is ongoing to assess potential future development activities.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

In May 2014, we commenced arbitration proceedings against Novartis relating to the license of Fanapt® (the Fanapt® Arbitration). In December 2014, we entered into a settlement agreement with Novartis and certain of its affiliates (the Settlement Agreement). Pursuant to the terms of the Settlement Agreement, Vanda and Novartis dismissed the Fanapt® Arbitration and released each other from any related claims. In addition, in connection with the Settlement Agreement, Novartis (i) transferred all U.S. and Canadian rights in the Fanapt® franchise to Vanda, (ii) purchased $25.0 million of our common stock at a price per share equal to $13.82, and (iii) granted to Vanda an exclusive worldwide license to AQW051. In connection with the Settlement Agreement, the 2009 Amended Sublicense Agreement was terminated.

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our products target prescription markets with significant unmet medical needs. Our ability to generate revenue and achieve profitability largely depends on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and manufacture, market and sell our products, and our ability to successfully commercialize HETLIOZ® for the treatment of Non-24 and Fanapt® for the treatment of schizophrenia. The results of our operations will vary significantly and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part I entitled Risk Factors and Item 7 of Part II entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K.

Our activities will necessitate significant uses of working capital throughout 2015 and beyond. We are currently concentrating our efforts on the continued U.S. commercial launch of HETLIOZ® and selling Fanapt® commercially in the U.S. Additionally, we continue to pursue market approval of HETLIOZ® and Fanapt® in Europe and other regions. We will continue to work with our distribution partners who launched Fanapt® in Mexico and Israel during 2014. We see opportunities to grow our commercial products through life cycle management strategies that include the addition of new indications and formulations. Our pipeline includes novel programs that could address largely unmet medical needs.

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

Our strategy

Our goal is to create a leading biopharmaceutical company focused on developing and commercializing products that address critical unmet medical needs relating to central nervous system disorders through the application of our drug development expertise and our pharmacogenetics and pharmacogenomics expertise. The key elements of our strategy to accomplish this goal are to:

•	Maximize the commercial success of HETLIOZ® and Fanapt®;

•	Enter into strategic partnerships to supplement our capabilities and to extend our commercial reach;

•	Pursue the clinical development and regulatory approval of our products;

•	Apply our pharmacogenetics and pharmacogenomics expertise to differentiate our products; and

•	Expand our product portfolio through the identification and acquisition of additional products.

Products

We have the following products on the market or under regulatory review:

Product	Indication	Country	Select Milestones
HETLIOZ® (tasimelteon)	Non-24	United States	FDA approval in January 2014; Commercial launch in April 2014
		Europe	EMA accepted for evaluation our MAA in June 2014; Expect EMA opinion in the third quarter of 2015
		Canada	Plan to file a marketing application with Health Canada in the second half of 2015
Fanapt® (Oral) (iloperidone)	Schizophrenia	United States	FDA approval in May 2009; Commercial launch in January 2010; U.S. and Canada rights sublicensed to Novartis in October 2009; Reacquired by Vanda in December 2014

Product	Indication	Country	Select Milestones
		Europe	Plan to file MAA with EMA in 2015
		Mexico	Market approval in October 2013; Commercial launch in the fourth quarter of 2014 by our local distribution partner, Probiomed S.A. de C.V.
		Israel	Market approval August 2012; Commercial launch in the fourth quarter of 2014 by our local distribution partner, Megapharm Ltd.

We have the following products in clinical development:

Product	Target Indication	Select Milestones
HETLIOZ® (tasimelteon)	Pediatric Non-24	Discussion ongoing regarding development plan; Plan to initiate a pharmacokinetic study in the second half of 2015
	SMS	Initiated observational study in patients with SMS; Results of this study are expected in the first half of 2015
	Liquid Formulation	Under development with potential utilization for multiple indications
Fanapt® (Oral) (iloperidone)	Schizophrenia	Planning to submit results of REPRIEVE, a Phase III long term maintenance study that was conducted by Novartis; Depot formulation under evaluation
Tradipitant (VLY-686)	Pruritus in patients with Atopic Dermatitis	Results from a Phase II study for the treatment of chronic pruritus in atopic dermatitis were announced in March 2015; Clinical evaluation is ongoing to assess potential future development activities
Trichostatin A	Oncology	Plan to file an IND in 2016
AQW051	CNS Disorders	Transferring clinical data from Novartis; Indication is under strategic evaluation for cognitive impairment

HETLIOZ®

Commercial opportunity: Non-24

In January 2014, HETLIOZ® was approved in the U.S. for the treatment of Non- 24. Non-24 is a serious, rare and chronic circadian rhythm disorder characterized by the inability to entrain (synchronize) the master body clock with the 24-hour day-night cycle. HETLIOZ® is the first FDA approved treatment for Non-24. The precise mechanism by which HETLIOZ® exerts its therapeutic effect in patients with Non-24 is not known. HETLIOZ® is a melatonin agonist of the human MT1 and MT2 receptors, with greater specificity for MT2. These receptors are thought to be involved in the control of circadian rhythms. HETLIOZ® is believed to reset the master body clock in the suprachiasmatic nucleus (SCN), located in the hypothalamus, resulting in the entrainment and alignment of the body’s melatonin and cortisol rhythms to the 24-hour day-night cycle. HETLIOZ® was launched commercially in the U.S. in April 2014. In addition, the EMA accepted for evaluation our MAA for oral HETLIOZ® capsules for the treatment of Non-24 in June 2014. We expect a decision from the EMA regarding our HETLIOZ® MAA in the third quarter of 2015. During the second half of 2015, we plan to file a HETLIOZ® marketing application with Health Canada for the treatment of Non-24.

In January 2010, the FDA granted orphan drug designation status for HETLIOZ® in Non-24 in blind individuals. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. In February 2011, the EMA designated HETLIOZ® as an orphan medicinal product for the same indication.

Non-24 is a serious, rare and chronic circadian rhythm disorder characterized by the inability to synchronize the master body clock with the 24-hour day-night cycle. Non-24 affects a majority of totally blind individuals, or between 65,000 and 95,000 people in the U.S. Non-24 occurs almost entirely in individuals who lack the light sensitivity necessary to synchronize the master body clock in the brain with the 24-hour day-night cycle. Most people have a master body clock that naturally runs longer than 24-hours and light is the primary environmental cue that resets it to 24 hours each day. Individuals with Non-24 have a master body clock that is not reset, and continually delays, resulting in prolonged periods of misalignment between their circadian rhythms and the 24-hour day-night cycle, including the timing of melatonin and cortisol secretion. As a result of this misalignment, Non-24 is associated with significant disruption of the sleep-wake cycle and impairments in social and occupational functioning, and marked subjective distress. Individuals with Non-24 cycle in-and out-of phase and suffer from disrupted nighttime sleep patterns and/or excessive daytime sleepiness.

While there are no FDA-approved treatments for Non-24, other than HETLIOZ®, there are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics. Please see Competition below for a discussion of commonly prescribed drugs for patients with sleep disorders.

Therapeutic opportunity: Circadian Rhythm Sleep Disorders

Sleep disorders are segmented into three major categories: primary insomnia, secondary insomnia and circadian rhythm sleep disorders (CRSDs). Insomnia is a symptom complex that comprises difficulty falling asleep or staying asleep, or non-refreshing sleep, in combination with daytime dysfunction or distress. The symptom complex can be an independent disorder (primary insomnia) or be a result of another condition such as depression or anxiety (secondary insomnia). CRSDs result from a misalignment of the sleep/wake cycle and an individual’s daily activities or lifestyle. The circadian rhythm is the rhythmic output of the human biological clock and is governed by the hormones melatonin and cortisol. Both the timing of behavioral events (activity, sleep, and social interactions) and the environmental light/dark cycle result in a sleep/wake cycle that follows the circadian rhythm. Examples of CRSDs include transient disorders such as jet lag and chronic disorders such as delayed sleep phase disorder, shift work sleep disorder and Non-24.

Therapeutic opportunity: Other

We have initiated an observational study in patients with SMS in order to further characterize the circadian rhythm defect and its association with clinical symptoms. SMS is a rare genetic disorder caused by a deletion on chromosome 17. The U.S. National Institute of Health estimates that SMS affects approximately one in 20,000 people.

We are planning to develop HETLIOZ® for the treatment of pediatric Non-24 and are presently in discussions with regulatory agencies regarding the appropriate studies to enable regulatory approval. We expect to initiate a pediatric pharmacokinetic study in the second half of 2015.

We are in the process of developing a liquid formulation of HETLIOZ® to potentially be utilized in multiple indications.

Fanapt®

Commercial Opportunity: Schizophrenia

Fanapt® is a product for the treatment of schizophrenia. In May 2009, the FDA granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. In October 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis in June 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis had exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. In January 2010, Novartis launched Fanapt® in the U.S. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to Vanda as part of the Settlement Agreement. See Settlement Agreement with Novartis footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for further information.

We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. In December 2012, the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion recommending against approval of Fanaptum™ (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the European Union. The CHMP was of the opinion that the benefits of Fanaptum™ did not outweigh its risks and recommended against marketing authorization. We initiated an appeal of this opinion and requested a re-examination of the decision by the CHMP, but withdrew our MAA in the first quarter of 2013 because the additional clinical data requested by the CHMP would not have been available in the timeframe allowed by the EMA’s Centralized Procedure. In 2015, we plan to have the results from REPRIEVE, a Phase III long term maintenances study that was conducted by Novartis. In addition, we plan to refile a MAA for Fanaptum™ with the EMA in 2015.

We have entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner	Market Approval Date
Mexico	Probiomed S.A. de C.V.	October 2013
Israel	Megapharm Ltd.	August 2012

Schizophrenia is a chronic, debilitating mental disorder characterized by hallucinations, delusions, racing thoughts and other psychotic symptoms (collectively referred to as “positive symptoms”), as well as moodiness, anhedonia (inability to feel pleasure), loss of interest, eating disturbances and withdrawal (collectively referred to as “negative symptoms”), and attention and memory deficits (collectively referred to as “cognitive symptoms”). Schizophrenia develops in late adolescence or early adulthood in approximately 1% of the world’s population. Most schizophrenia patients today are treated with drugs known as “atypical” antipsychotics, which were first approved in the U.S. in the late 1980s. These antipsychotics have been named “atypical” for their ability to treat a broader range of negative symptoms than the first-generation “typical” antipsychotics, which were introduced in the 1950s and are now generic. Atypical antipsychotics are generally regarded as having improved side effect profiles and efficacy relative to typical antipsychotics and currently comprise approximately 90% of schizophrenia prescriptions. Please see Competition below for a discussion of commonly prescribed atypical antipsychotics in addition to Fanapt®.

Vanda will complete the close out activities for the REPREIVE long term maintenance study for the treatment of Schizophrenia that was initially conducted by Novartis. REPREIVE study close out activities are expected to be completed in 2015. Pursuant to the Settlement Agreement with Novartis, we reacquired the U.S. and Canadian rights to the long-acting injectable (depot) formulation of Fanapt®. We are evaluating the commercial opportunity around the depot formulation.

Tradipitant (VLY-686)

Tradipitant is a small molecule NK-1R antagonist that we licensed from Eli Lilly and Company (Lilly) in April 2012. NK-1R antagonists have been evaluated in a number of indications including chemotherapy-induced nausea and vomiting (CINV), post-operative nausea and vomiting (PONV), alcohol dependence, anxiety, depression and pruritus. We commenced a Phase II clinical study of tradipitant in the treatment of chronic pruritus in patients with atopic dermatitis in 2014. Results from a Phase II study for the treatment of chronic pruritus in atopic dermatitis were announced in March 2015. This study showed no significant difference from placebo on the pre-specified primary endpoint. Vanda believes this proof of concept study was informative, in that through subsequent analyses, it revealed significant and clinically meaningful responses across multiple outcomes evaluated in individuals with higher blood plasma levels of tradipitant at the time of their pruritus assessments. Clinical evaluation is ongoing to assess potential future development activities.

Trichostatin A

Trichostatin A is a small molecule HDAC inhibitor with potential use as a treatment for several oncology indications. We plan to file an IND in the first half of 2016.

AQW051

AQW051 is a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist that we licensed from Novartis on December 31, 2014 pursuant to the Settlement Agreement. We are currently in the process of transferring clinical data from Novartis and evaluating potential indications, including cognitive impairment.

License agreements

Our rights to develop and commercialize our products are subject to the terms and conditions of licenses granted to us by other pharmaceutical companies.

HETLIOZ®

In February 2004, we entered into a license agreement with Bristol-Myers Squibb Company (BMS) under which we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. In partial consideration for the license, we paid BMS an initial license fee of $0.5 million. We made developmental milestone payments to BMS totaling $12.0 million under the license agreement, including an $8.0 million milestone payment in the first quarter of 2014 as a result of the FDA’s approval of our HETLIOZ® NDA. The $8.0 million milestone payment was capitalized as an intangible asset and is being amortized over the expected HETLIOZ® patent life in the U.S. We are obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. Additionally, we are obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where we commercialize HETLIOZ® for a period equal to the greater of 10 years post the first commercial sale in the territory or the expiry of the new chemical entity patent in that territory. During the period prior to the expiry of the new chemical entity patent in a territory, we are obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no new chemical entity patent existed or for the remainder of the 10 years after the expiry of the new chemical entity patent. We are also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that we receive from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. We have agreed with BMS in our license agreement for HETLIOZ® to use our commercially reasonable efforts to develop and commercialize HETLIOZ®.

Either party may terminate the HETLIOZ® license agreement under certain circumstances, including a material breach of the agreement by the other. In the event we terminate our license, or if BMS terminates our license due to our breach, all rights licensed and developed by us under this agreement will revert or otherwise be licensed back to BMS on an exclusive basis.

Fanapt®

Pursuant to the terms of the Settlement Agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to Vanda on December 31, 2014.

A predecessor company of Sanofi, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapt® and completed early clinical work on the compound. In 1996, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, we acquired exclusive worldwide rights to these patents and patent applications as well as certain Novartis patents and patent applications to develop and commercialize Fanapt® through a sublicense agreement with Novartis. In partial consideration for this sublicense, we paid Novartis an initial license fee of $0.5 million and were obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, we met a milestone under the sublicense agreement, which required us to make a payment of $12.0 million to Novartis.

In October 2009, we entered into an amended and restated sublicense agreement with Novartis, which amended and restated the June 2004 sublicense agreement. Pursuant to the amended and restated sublicense agreement, Novartis had exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis was responsible for the further clinical development activities in the U.S. and Canada. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and was eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also received royalties, which, as a percentage of net sales, were in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. We retained exclusive rights to Fanapt® outside the U.S. and Canada and are obligated to make royalty payments to Sanofi S.A. on Fanapt® sales outside the U.S. and Canada.

Pursuant to the terms of the Settlement Agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us on December 31, 2014. We are obligated to make royalty payments to Sanofi, S.A. and Titan, at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200 million, and at a percentage in the mid-twenties on sales over $200.0 million through November 2016. After the expiration of the new chemical entity patent in major markets (U.S., United Kingdom, Germany, France, Italy, Spain and Japan) and some non-major markets, we will have a fixed royalty obligation to Sanofi on Fanapt® net sales of up to 9%. See Settlement Agreement with Novartis footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for further information.

Tradipitant (VLY-686)

In April 2012, we entered into a license agreement with Lilly pursuant to which we acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications.

Pursuant to the agreement, we paid Lilly an initial license fee of $1.0 million and we will be responsible for all development costs for tradipitant. Lilly is also eligible to receive additional payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. We have agreed to use commercially reasonable efforts to develop and commercialize tradipitant.

Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other. In the event that we terminate the agreement, or if Lilly terminates the agreement due to our breach or for certain other reasons set forth in the agreement, all rights licensed and developed by us under the agreement will revert or otherwise be licensed back to Lilly on an exclusive basis, subject to payment by Lilly to us of a royalty on net sales of products that contain tradipitant.

Trichostatin A

Trichostatin A is a small molecule HDAC inhibitor with potential use as a treatment for several oncology indications. We plan to file an IND in the first half of 2016.

AQW051

In December 2014, we entered into a license agreement with Novartis pursuant to which we acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an alpha-7 nicotinic acetylcholine receptor partial agonist, AQW051, for all human indications.

Pursuant to the agreement, we will be responsible for all development costs for AQW051. Novartis is eligible to receive tiered royalties on net sales at percentage rates up to the low double digits. We have agreed to use commercially reasonable efforts to develop and commercialize AQW051.

Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other. In the event that we terminate the agreement, or if Novartis terminates the agreement due to our breach or for certain other reasons set forth in the agreement, all rights licensed and developed by us under the agreement will revert or otherwise be licensed back to Novartis on an exclusive basis, subject to payment by Novartis to us of a royalty on net sales of products that contain AQW051.

Government regulation

Government authorities in the U.S., at the federal, state and local level, as well as foreign countries and local foreign governments, regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, import and export of our products. Other than HETLIOZ® in the U.S. and Fanapt® in the U.S., Israel and Mexico, all of our products will require regulatory approval by government agencies prior to commercialization. In particular, human pharmaceutical products are subject to rigorous pre-clinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate domestic and foreign laws, rules and regulations require the expenditure of significant time and human and financial resources.

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

In September 2007, the Food and Drug Administration Amendments Act (FDAAA), was enacted into law, amending the U.S. Federal Food, Drug, and Cosmetic Act and the Public Health Service Act. The FDAAA made a number of substantive and incremental changes to the review and approval processes in ways that could make it more difficult or costly to obtain approval for new pharmaceutical products, or to produce, market and distribute existing pharmaceutical products. Most significantly, the law changed the FDA’s handling of postmarked drug product safety issues by giving the FDA authority to require post approval studies or clinical trials, to request that safety information be provided in labeling, or to require an NDA applicant to submit and execute a Risk Evaluation and Mitigation Strategy (REMS).

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

The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced drug has expired. The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original drug approval. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which FDA cannot grant effective approval of an ANDA based on that listed drug.

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

HETLIOZ®, Fanapt®, tradipitant and AQW051 are covered by new chemical entity and other patents and patent applications. The patents cover the active pharmaceutical ingredient and provide patent protection for all formulations containing these active pharmaceutical ingredients. For more on these license and sublicense arrangements, please see License agreements above. In addition, we have generated our own intellectual property, and filed patent applications covering this intellectual property, for HETLIOZ® and Fanapt.

The table below is a summary of select patents for our commercial products.

	Number	Type	Country

HETLIOZ®	US 5,856,529	NCE	Issued in 39 countries including US, EU and Japan
	US 8,785,492	Method of treatment	US issued, pending in 15 countries and EU
	US 7,754,902	Synthesis	US
	US 8,097,738	Synthesis	US
	US 8,558,017	Synthesis	US

Fanapt®	RE 39198	NCE	US
	US 8,586,610	Method of treatment	US, pending in Japan, Canada, EU, Australia
	PCT/EP2002/012073	Iloperidone microparticle depot formulation	US, EU & Japan, issued in 29 countries
	PCT/EP2003/007619	Iloperidone aq. crystal depot formulation	US, EU & Japan, issued in 34 countries
	PCT/EP2002/013937	Method of treatment	US & EU, issued in 30 countries

HETLIOZ®

Our rights to the new chemical entity patent covering HETLIOZ® and related intellectual property have been acquired through a license with BMS. HETLIOZ® and its formulations, genetic markers and uses are covered by a total of 14 patent and patent application families worldwide. The primary new chemical entity patent covering HETLIOZ® expires normally in 2017 in the U.S. and in most European markets. The “Hatch-Waxman Act” provides for an extension of new chemical entity patents for a period of up to five years following the expiration of the patent covering that compound to compensate for time spent in development. We believe that HETLIOZ® will meet the various criteria of the Hatch-Waxman Act and will receive five additional years of patent protection in the U.S., which would extend its new chemical entity patent protection in the U.S. until 2022. An application for the five year patent term extension has been filed and is being processed by the U.S. Patent and Trademark Office. In July 2014, a new method of use patent was issued to the Company by the U.S. Patent and Trademark Office for HETLIOZ® in the treatment of Non-24. The method of use patent is expected to expire in 2033, potentially further extending the exclusivity protection of HETLIOZ®. Both the new chemical entity patent and the method of use patent are listed in the FDA’s Orange Book.

In Europe, the law provides for ten years of data exclusivity (with the potential for an additional year if the drug is developed for a significant new indication). As such, in Europe, data exclusivity will protect HETLIOZ® for at least ten years from approval. It is also possible that the term of the new chemical entity patent in Europe could be extended by issuance of a supplementary protection certificate (SPC). The European Patent Office has issued a Decision to Grant the Company’s patent application directed to the 20 mg/day dose. This patent will expire normally in 2027. Patent applications directed to the treatment of Non-24, if granted, would provide exclusivity in Europe for this indication until at least 2033.

Outside the U.S. and Europe, data exclusivity will protect HETLIOZ® from generic competition for varying numbers of years depending on the country.

Additional patent applications directed to specific sleep disorders and to methods of treating patients with HETLIOZ®, if issued, would provide exclusivity for such indications and methods of treatment, potentially extending the effective patent protection period in the U.S., Europe, and other major markets.

Fanapt®

The new chemical entity patent for Fanapt® is owned by Sanofi, and other patents and patent applications relating to Fanapt® previously owned by Novartis are now owned by Vanda. We originally obtained exclusive worldwide rights to develop and commercialize the products covered by these patents through license and sublicense arrangements. Then, pursuant to an amended sublicense agreement with Novartis, Novartis retained exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. However, as of December 2014, pursuant to an asset transfer agreement, we acquired all rights in Fanapt®, including in the U.S. and Canada.

Fanapt® and its metabolites, formulations, genetic markers and uses are covered by a total of 17 patent and patent application families in the U.S., Europe, and other markets. The primary new chemical entity patent covering Fanapt® was set to expire normally in 2011 in the U.S. and expired in 2010 in major markets outside the U.S. Fanapt® has qualified for the full five-year patent term extension under the Hatch-Waxman Act and so the term of the new chemical entity patent in the U.S. has been extended until November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to the Company by the U.S. Patent and Trademark Office. This patent, which was listed in the FDA’s Orange Book in January 2015, is set to expire in 2027, potentially further extending the exclusivity protection of Fanapt®. The Company has asserted its patents against Roxane Laboratories. See Legal Matters footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for information.

In Europe, the law provides for ten years of data exclusivity (with the potential for an additional year if the drug is developed for a significant new indication). No generic versions of Fanapt® would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, we expect our rights to commercialize Fanapt® will be exclusive for at least 10 years from approval in Europe. Outside the U.S. and Europe, data exclusivity will protect Fanapt® from generic competition for varying numbers of years depending upon the country. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapt® extend beyond 2020. The patent family for the microsphere depot formulation of Fanapt® expires in 2024 in the U.S. and 2022 in most of the major markets in Europe. The patent family for the aqueous microcrystals depot formulation of Fanapt® expires in 2023 in the U.S and in most of the major markets in Europe.

Tradipitant

Lilly owns a new chemical entity patent as well as patent applications directed to polymorphic forms of, and methods of making tradipitant. Thus, tradipitant is covered by a total of three patent and patent application families worldwide, which have been licensed to the Company. The new chemical entity patent covering tradipitant expires in 2023, except in the U.S., where it expires normally in 2024 subject to any extension that may be received under Hatch-Waxman.

AQW051

Novartis owns a new chemical entity patent as well as patent applications directed to methods of using AQW051, AQW051 formulations, and combinations of AQW051 with other active pharmaceutical ingredients. The new chemical entity patent expires normally in 2023 in the U.S., Europe, and other markets.

Other Patents

Aside from the new chemical entity patents and other in-licensed patents relating to Fanapt®, HETLIOZ®, tradipitant, and AQW051, as of December 31, 2014 we had approximately 33 patent and patent application families, most of which have been filed in key markets including the U.S., relating to HETLIOZ® and Fanapt®. In addition, we had five other patent application families relating to products not presently in clinical studies. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering other products, pharmaceutical compositions and methods of use.

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

Third-party reimbursement and pricing controls

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, has changed and is expected to further significantly change the way healthcare is financed by both governmental and private insurers. The provisions of the ACA became effective over various periods from 2010 through 2014. We cannot predict the complete impact of the ACA on pharmaceutical companies because many of the ACA’s reforms require the promulgation of detailed regulations to implement the statutory provisions, which has not yet occurred. While we cannot predict the complete impact on federal reimbursement policies this law will have in general or specifically on any product we commercialize, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. The rebates, discounts, taxes and other costs resulting from the ACA may have a significant effect on our profitability in the future. In addition, potential reductions of the per capita rate of growth in Medicare spending under the ACA, could potentially limit access to certain treatments or mandate price controls for our products. Moreover, although the United States Supreme Court has upheld the constitutionality of most of the ACA, some states have indicated that they intend not to implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal the ACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us or our partners.

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

Marketing and sales

HETLIOZ® was approved in the U.S. for the treatment of Non- 24 in January 2014 and commercially launched in the U.S. in April 2014.

The EMA accepted for evaluation our MAA for oral HETLIOZ® capsules for the treatment of Non-24 in June 2014. We expect a decision from the EMA regarding our HETLIOZ® MAA in the third quarter of 2015. Given the range of potential indications for HETLIOZ®, we may pursue one or more partnerships for the development and commercialization of HETLIOZ® worldwide.

In October 2009, we entered into an amended and restated sublicense agreement with Novartis pursuant to which Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Pursuant to the terms of the Settlement Agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to Vanda on December 31, 2014. In 2014, Fanapt® was launched in Israel and Mexico by our distribution partners. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada.

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

We expect to continue to rely solely on third-party manufacturers to manufacture drug substance and final drug products for both clinical development and commercial sale. However, there are numerous factors that could cause interruptions in the supply of our products, including regulatory reviews, changes in our sources for manufacturing, disputes with a manufacturer, or financial instability of manufacturers, all of which could negatively impact our operation and our financial results.

In January 2014, we entered into a manufacturing agreement with Patheon Pharmaceuticals Inc. (Patheon) for the manufacture of commercial supplies of HETLIOZ® 20 mg capsules at Patheon’s Cincinnati, Ohio manufacturing site. Under the HETLIOZ® manufacturing agreement, we are responsible for supplying the active pharmaceutical ingredient for HETLIOZ® to Patheon and have agreed to certain minimum yearly order requirements. Patheon is responsible for manufacturing the HETLIOZ® 20 mg capsules, conducting quality control and stability testing, and packaging the HETLIOZ® capsules. The HETLIOZ® manufacturing agreement has an initial term of five years and will automatically renew after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least twelve months prior to the end of the then current term. Either party may terminate the HETLIOZ® manufacturing agreement under certain circumstances upon specified written notice to the other party.

As part of the Settlement Agreement, we assumed Novartis’ manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt®. Under the Fanapt® manufacturing agreement, we may procure bulk, partially packaged and finished supplies of various dosages of Fanapt® for sale worldwide. We are responsible for sourcing the supply of the active pharmaceutical ingredient (iloperidone), and Patheon will manufacture 1, 2, 4, 6, 8, 10 and 12 mg tablets pursuant to orders placed by us. The Fanapt® manufacturing agreement contains specific forecasting, order lead time, minimum order quantities, yield requirements, delivery terms and alternative manufacturing provisions. Generally, all product shipped to us must have a remaining shelf life of more than four-fifths of its total shelf life, but no less than one year of shelf life remaining for certain products. The Fanapt® manufacturing agreement continues on a year-to-year basis, and can be terminated by either party on at least 12 months prior notice, or prior to the end of the then current term for uncured breach, insolvency/bankruptcy, or by us if a regulatory action prevents the supply of iloperidone to Patheon or otherwise the purchase or sale of Fanapt®.

Research and Development

We have built a research and development organization that includes extensive expertise in the scientific disciplines of pharmacogenetics and pharmacogenomics. We operate cross-functionally and are led by an experienced research and development management team. We use rigorous project management techniques to assist us in making disciplined strategic research and development program decisions and to help limit the risk profile of our product pipeline. We also access relevant market information and key opinion leaders in creating target product profiles and, when appropriate, as we advance our programs towards commercialization. We engage third parties to conduct portions of our preclinical research. In addition, we utilize multiple clinical sites to conduct our clinical trials; however, we are not substantially dependent upon any one of these sites for our clinical trials nor do any of them conduct a major portion of our clinical trials.

We incurred $19.2 million, $28.5 million and $45.8 million in research and development expenses in the years ended December 31, 2014, 2013 and 2012, respectively.

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

We believe the primary competitors for HETLIOZ® and Fanapt® are as follows:

•

For HETLIOZ® in the treatment of Non-24, there are no approved direct competitors. Insomnia treatments include, Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc., Silenor® (doxepin) by Pernix Therapeutics, generic products such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Teva Pharmaceutical Industries Ltd.

•

For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the depot formulation Risperdal® Consta® and Invega® (paliperidone), including the depot formulation Invega® Sustenna®, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, each by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka America Pharmaceutical Inc., Abilify® Maintena® (the depot formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Actavis plc, Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

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

Employees

As of December 31, 2014, we had 64 full-time employees. Of these employees, 25 were primarily engaged in research and development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K including the consolidated financial statements and the related notes appearing herein, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations and results.

Risks related to our business and industry

HETLIOZ® may not be commercially successful.

Market acceptance of and demand for HETLIOZ® will depend on many factors, including, but not limited to:

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

Because we initiated the U.S. commercialization of HETLIOZ® in 2014, we have limited information with regard to the market acceptance of HETLIOZ® in the U.S. or elsewhere. As a result, we may have to revise our estimates regarding the market acceptance of HETLIOZ® or our strategy to commercialize the product.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources as we continue the commercialization of HETLIOZ® in the U.S., continue our Non-24 awareness campaign and continue to grow our operational capabilities. This represents a significant investment in the commercial success of HETLIOZ®, which is uncertain.

We are heavily dependent on the commercial success of HETLIOZ®, which received marketing authorization and was commercially launched in the U.S. in 2014, and on the regulatory approval of HETLIOZ® for the treatment of Non-24 in other countries, which may never occur.

Our future success is currently substantially dependent upon the commercial success of HETLIOZ® for the treatment of Non-24 in the U.S. In January 2014, the U.S. Food and Drug Administration (FDA) approved our New Drug Application (NDA) for HETLIOZ® for the treatment of Non-24 and in April 2014, we commenced the U.S. commercial launch of HETLIOZ®. Our future success is also dependent upon successfully obtaining regulatory approval from foreign regulatory bodies to market HETLIOZ® for the treatment of Non-24 in other jurisdictions, and if approved, successfully commercializing HETLIOZ® in such jurisdictions. In June 2014, the European Medicines Agency (EMA) accepted for evaluation our Marketing Authorization Application (MAA) for oral HETLIOZ® capsules for the treatment of Non-24.

We have incurred and expect to continue to incur significant expenses as we seek the approval of HETLIOZ® in other jurisdictions. This represents a significant investment in the regulatory success of HETLIOZ®, which is uncertain. We may not receive regulatory approval in other jurisdictions for HETLIOZ®; and if we do receive regulatory approval in such other jurisdictions for HETLIOZ®, we may not be able to commercialize HETLIOZ® successfully, all of which would have a material adverse effect on our business, results of operations and prospects.

If we do not successfully commercialize HETLIOZ® in other countries in which HETLIOZ® may be approved for sale, our ability to generate increased product sales revenue may be jeopardized and, consequently, our business may be seriously harmed.

We recently acquired further rights to Fanapt® in the United States, and began selling, marketing and distributing Fanapt® in the United States in the first quarter of 2015, and our ability to generate meaningful product sales from Fanapt® will depend on the success of this product in the marketplace.

Our ability to generate meaningful product sales from Fanapt® will depend on many factors, including the following:

•	Disruptions in the commercialization of Fanapt® in the U.S. caused by the transfer of Fanapt® from Novartis to Vanda;

•	the effectiveness of our sales and marketing efforts in support of Fanapt®;

•	the ability of patients to be able to afford Fanapt® or obtain health care coverage that covers Fanapt®;

•	acceptance of, and ongoing satisfaction, with Fanapt® by the medical community, patients receiving therapy and third party payors;

•	a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

•	the size of the market for Fanapt®;

•	the ability of our manufacturing partners to successfully expand and sustain capacity to meet demand;

•	cost and availability of raw materials;

•	safety concerns in the marketplace for schizophrenia therapies;

•	regulatory developments relating to the manufacture or continued use of Fanapt®;

•	decisions as to the timing of product launches, pricing and discounts;

•	the competitive landscape for approved and developing therapies that will compete with Fanapt®;

•	our or our partners’ ability to obtain regulatory approval for Fanapt® in additional countries; and

•	the unfavorable outcome or other negative effects of any potential litigation relating to Fanapt®.

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

As a company, we have minimal experience selling, marketing or distributing products, which may make commercializing our products difficult.

At present, we as a company have minimal marketing experience. Therefore, in order for us to successfully commercialize HETLIOZ®, Fanapt® or our other products, we must either acquire or continue to internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties.

For the commercialization of HETLIOZ®, Fanapt® or our other products, we may not be able to establish additional sales, marketing and distribution capabilities or partnerships on acceptable terms or at all. In regard to our current foreign partners and any additional distribution arrangements or other agreements we may enter into, our success will be materially dependent upon the performance of our partners. Factors that may inhibit our efforts to commercialize our products without partners or licensees include:

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

We may enter into third party collaborations from time to time in order to commercialize our products. If we are unable to identify or enter into an agreement with any material third-party collaborator, if our collaborations with any such third-party are not commercially successful or if our agreement with any such third-party is terminated or allowed to expire, we could be adversely affected financially or our business reputation could be harmed.

Our business strategy includes entering into collaborations with corporate collaborators for the commercialization of HETLIOZ®, Fanapt® and our other products. Areas in which we may potentially enter into third-party collaboration arrangements include joint sales and marketing arrangements for sales and marketing in certain European Union countries and elsewhere outside of the U.S., and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator we could be adversely affected financially or our business reputation could be harmed. Any arrangements we do enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.

The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations. We expect that the risks which we face in connection with these future collaborations will include the following:

•	our collaboration agreements are expected to be for fixed terms and subject to termination under various circumstances, including, in many cases, on short notice without cause;

•

our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with our products which are the subject of their collaboration with us; and

•

our collaborators may change the focus of their commercialization efforts. In recent years there have been a significant number of mergers and consolidations in the pharmaceutical and biotechnology industries, some of which have resulted in the participant companies reevaluating and shifting the focus of their business following the completion of these transactions. The ability of our products to reach their potential could be limited if any of our future collaborators decreases or fails to increase spending relating to such products.

Collaborations with pharmaceutical companies and other third-parties often are terminated or allowed to expire by the other party. With respect to our future collaborations, any such termination or expiration could adversely affect us financially as well as harm our business reputation.

Even after we or our partners obtain regulatory approvals of a product, acceptance of the product in the marketplace is uncertain and failure to achieve commercial acceptance will prevent or delay our ability to generate significant revenue from such product.

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

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of HETLIOZ®, Fanapt® and our other products.

As of December 31, 2014, we had 64 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including distribution, clinical research, data collection and analysis, manufacturing, and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

Disruptions to our HETLIOZ® or Fanapt® supply chains could materially affect our ability to successfully commercialize HETLIOZ® or Fanapt®, thereby reducing our future earnings and prospects.

A loss or disruption with any one of our manufacturers or suppliers could disrupt supply of HETLIOZ® or Fanapt®, possibly for a significant time period, and we may not have sufficient inventories to maintain supply before the manufacturer or supplier could be replaced or the disruption is resolved. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. Introducing a replacement or backup manufacturer or supplier for HETLIOZ® or Fanapt® requires a lengthy regulatory and commercial process and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion or at all. In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process.

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

Our activities will necessitate significant uses of working capital throughout 2015 and beyond. It is uncertain whether our existing funds will be sufficient to meet our operating needs. As of December 31, 2014, our total cash and cash equivalents and marketable securities were $129.8 million. Our long term capital requirements are expected to depend on many factors, including, among others:

•	our ability to successfully commercialize HETLIOZ® and Fanapt® globally;

•	costs of developing and maintaining sales, marketing and distribution channels and our ability to sell our products;

•	costs involved in establishing manufacturing capabilities for commercial quantities of our products;

•	the amount of royalty and milestone payments, if any, received from our commercial partners;

•	the number of potential formulations and products in development;

•	progress with pre-clinical studies and clinical trials;

•	time and costs involved in obtaining regulatory (including FDA) approval;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims;

•	competing technological and market developments;

•	market acceptance of our products;

•	costs for recruiting and retaining employees and consultants;

•	costs for training physicians; and

•	legal, accounting, insurance and other professional and business related costs.

As a result, we may need to raise additional capital to fund our anticipated operating expenses and execute on our business plans. In our capital-raising efforts, we may seek to sell debt securities or additional equity securities, obtain a bank credit facility, or enter into partnerships or other collaboration agreements. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and may also result in a lower price for our common stock. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that could restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our planned activities, we may not be able to continue operations, or we may have to enter into partnerships or other collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These partnerships or collaborations, if consummated prior to proof-of-efficacy or safety of a given product, could impair our ability to realize value from that product. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technologies or products, take advantage of business opportunities or respond to competitive market pressures, any of which would materially harm our business, financial condition and results of operations.

We rely on a limited number of specialty pharmacies for distribution of HETLIOZ® in the U.S., and the loss of one or more of these specialty pharmacies or their failure to distribute HETLIOZ® effectively would materially harm our business.

HETLIOZ® is only available for distribution through a limited number of specialty pharmacies in the U.S. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies involves certain risks, including, but not limited to, risks that these specialty pharmacies will:

•	not provide us accurate or timely information regarding their inventories, the number of patients who are using HETLIOZ® or complaints about HETLIOZ®;

•	reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support HETLIOZ®;

•	not devote the resources necessary to sell HETLIOZ® in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

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

Our revenues from Fanapt® are substantially dependent on sales through a limited number of wholesalers, and such revenues may fluctuate from quarter to quarter.

We sell Fanapt® primarily through a limited number of pharmaceutical wholesalers in the U.S. The use of pharmaceutical wholesalers involves certain risks, including, but not limited to, risks that these pharmaceutical wholesalers will:

•	not provide us accurate or timely information regarding their inventories, demand from wholesaler customers buying Fanapt® or complaints about Fanapt®;

•	reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support Fanapt®;

•	not devote the resources necessary to sell Fanapt® in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

Additionally, our reliance on a small number of wholesalers could cause revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fails to pay on a timely basis or at all, our business, financial condition and results of operations could be materially adversely affected.

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

Our future success will depend on our or our partners’ ability to demonstrate and maintain a competitive advantage with respect to our products and our ability to identify and develop additional products. Large, fully integrated pharmaceutical companies, either alone or together with collaborative partners, have substantially greater financial resources and have significantly greater experience than we do in:

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

Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others or with products which may cost less than our products. Physicians, patients, third party payors and the medical community may not accept or utilize any of our products that may be approved. If HETLIOZ®, Fanapt® and our other products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. We believe the primary competitors for HETLIOZ® and Fanapt® are as follows:

•

For HETLIOZ® in the treatment of Non-24, there are no approved direct competitors. Insomnia treatments include, Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, hypnotics such as Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc., Silenor® (doxepin) by Pernix Therapeutics, generic products such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Teva Pharmaceutical Industries Ltd.

•

For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the depot formulation Risperdal® Consta® and Invega® (paliperidone), including the depot formulation Invega® Sustenna®, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, each by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka America Pharmaceutical Inc., Abilify® Maintena® (the depot formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Actavis plc, Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

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

We previously filed suit against Roxane Laboratories, Inc. (Roxane) seeking an adjudication that Roxane has infringed one or more claims of one of our patents relating to Fanapt® by submitting to the FDA an ANDA for generic versions of iloperidone oral tablets in 1 mg, 2 mg, 4 mg, 6 mg, 8 mg, 10 mg, and 12 mg strengths. The relief requested by us in this suit includes a request for a permanent injunction preventing Roxane from infringing the asserted claims of the patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of iloperidone before the expiration of the patent in 2027. The adjudication of this suit in favor of Roxane could have a material adverse effect on our business, results of operations, prospects and financial condition.

In November 2013, Novartis brought a patent infringement action against Roxane. The suit alleges that Roxane’s filing of an ANDA for generic iloperidone with a paragraph IV certification infringes Sanofi’s new chemical entity patent. Roxane is defending on the grounds that the patent claims are invalid or unenforceable or that certain patent claims are not infringed. Roxane also filed a motion to dismiss on the grounds that the court lacks jurisdiction. At present, approval of Roxane’s ANDA is stayed for 30 months from the end of the data exclusivity period for iloperidone, i.e., until November 6, 2016. Upon our acquisition of Novartis’ rights in Fanapt®, we assumed responsibility for this litigation. In addition to the risk that Roxane will prevail on its defenses or on its motion to dismiss, the litigation may divert substantial financial and employee resources from our business. It is also possible that a counterclaim will expose us to financial liability. If Roxane prevails on its defenses or on its motion to dismiss, Roxane could be allowed to launch a generic iloperidone product prior to expiration of the 30 months stay.

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

We have been engaged in identifying and developing products since March 2003, which has required, and will continue to require, significant research and development expenditures. The commercialization of HETLIOZ® and Fanapt® will require substantial additional expenditures.

As of December 31, 2014, we had an accumulated deficit of $288.0 million and we cannot estimate with precision the extent of our future losses. In April 2014, we commercially launched HETLIOZ® in the U.S. for the treatment of Non-24. In the fourth quarter of 2014, we acquired all further rights to Fanapt® from Novartis. The continued commercialization of HETLIOZ® and generating U.S. sales of Fanapt® on our own will require substantial additional expenditures. In addition, we may not succeed in commercializing HETLIOZ®, Fanapt® or any other products. Novartis launched Fanapt® in the U.S. in the first quarter of 2010 and we began selling Fanapt® on our own in the first quarter of 2015. We may not succeed in gaining additional market acceptance of Fanapt® in the U.S. and we may not succeed in commercializing HETLIOZ® or Fanapt® outside of the U.S. We may not be profitable even if our products are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

There can be no assurance that we will achieve sustained profitability. Our ability to achieve sustained profitability in the future depends, in part, upon:

•	our ability to obtain and maintain regulatory approval for our products, particularly HETLIOZ® for the treatment of Non-24, both in the U.S. and in foreign countries;

•	our ability to successfully commercialize HETLIOZ® in the U.S. and other jurisdictions in which HETLIOZ® may receive regulatory approval, if any;

•	our ability to successfully raise awareness regarding Non-24 in the medical and patient communities;

•

our ability to successfully market and sell Fanapt® in the U.S. and our or our partners’ ability to successfully market and sell Fanapt® in other jurisdictions in which we may receive regulatory approval, if any;

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Ownership changes did occur as of December 31, 2014 and December 31, 2008. However, our management believes that we had sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by the ownership changes. Any future ownership changes may cause our existing tax attributes to have additional limitations.

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

In January 2014, we entered into a manufacturing agreement with Patheon Pharmaceuticals Inc. (Patheon) for the manufacture of commercial supplies of HETLIOZ® 20 mg capsules. In addition, we assumed Novartis’ agreement with Patheon for the manufacture of Fanapt® in the fourth quarter of 2014. We do not have exclusive long-term agreements with any other third party manufacturers of our products. If Patheon, or any other third party manufacturer, is unable or unwilling to perform its obligations under our manufacturing agreements for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could adversely affect sales of our products, delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our products are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

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

European Union and European Union Member States tend to impose strict price controls, which may adversely affect our future profitability.

In the European Union, prescription drug pricing and reimbursement is subject to governmental control and reimbursement mechanisms used by private and public health insurers in the European Union vary by Member State. For the public systems, reimbursement is determined by guidelines established by the legislator or responsible national authority. As elsewhere, inclusion in reimbursement catalogues focuses on the medical usefulness, need, quality and economic benefits to patients and the health care system. Acceptance for reimbursement comes with cost, use and often volume restrictions, which can vary by member state. In those member states that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some member states, we or our partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies.

Some member states require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some member states, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our partners might obtain marketing approval for a product in a particular member state, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues that are generated from the sale of the product in that country. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, or if there is competition from lower priced cross-border sales, our profitability will be negatively affected.

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

The reforms imposed by PPACA significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. We will continue to evaluate the PPACA, as amended, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially impact on our business over time. These developments could, however, have a material adverse effect on our business, financial condition and results of operations.

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

Our operating results may fluctuate significantly due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

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

If our operating results fall below the expectations of investors or securities analysts or below any guidance we may provide, the price of our common stock could decline substantially. Furthermore, any fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

Fanapt® is based in part on patents and other intellectual property owned by Sanofi. Titan Pharmaceuticals, Inc. (Titan) holds an exclusive license from Sanofi to the intellectual property owned by Sanofi, and Titan has sublicensed its rights under such license on an exclusive basis to Novartis. We acquired exclusive rights to this and other intellectual property through a further sublicense from Novartis. The sublicense with Novartis was amended and restated in October of 2009 to provide Novartis with exclusive rights to commercialize Fanapt® in the U.S. and Canada. We retained exclusive rights to Fanapt® outside the U.S. and Canada. We acquired all of Novartis’ rights to Fanapt® in the fourth quarter of 2014 pursuant to an asset transfer agreement and related agreements with Novartis. We may lose our rights to develop and commercialize Fanapt® if we fail to comply with certain requirements in the Titan license agreement regarding our financial condition, or if we fail to comply with certain diligence obligations regarding our development or commercialization activities. Our loss of rights in Fanapt® would have a material adverse effect on our business, financial condition and results of operations.

Tradipitant is based in part on patents that we have licensed on an exclusive basis and other intellectual property licensed from Eli Lilly and Company (Lilly). Lilly may terminate our license if we fail to use our commercially reasonable efforts to develop and commercialize tradipitant or if we materially breach the agreement and fail to cure that breach. In the event that we terminate our license, or if Lilly terminates our license for the reasons stated above, all of our rights to tradipitant (including any intellectual property we develop with respect to tradipitant) will revert back to Lilly, subject to payment by Lilly to us of a royalty on net sales of products that contain tradipitant.

AQW051, to which we acquired rights from Novartis in the fourth quarter of 2014, is based on patents and other intellectual property that we have licensed on an exclusive basis from Novartis. Novartis may terminate our license if we materially breach the agreement, which includes an obligation to use commercially reasonable efforts to develop and commercialize AQW051, and fail to cure that breach. In the event that Novartis terminates our license for the reasons stated above, all of our rights to AQW051 (including any intellectual property we develop with respect to AQW051) will revert back to Novartis without compensation.

If our efforts to protect the proprietary nature of the intellectual property related to our products are not adequate, we may not be able to compete effectively in our markets.

The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term restoration for HETLIOZ®, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to HETLIOZ®’s U.S. “new chemical entity” patent (the primary patent covering the product as a new composition of matter) until 2022. HETLIOZ®’s U.S. “method of use” patent (the patent covering the method of treatment as described in the HETLIOZ® label approved by the FDA) expires normally in 2033. Fanapt® has qualified for the full five-year patent term extension under the Hatch-Waxman Act and so the term of the new chemical entity patent in the U.S. has been extended until November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the FDA’s Orange Book in January 2015, is set to expire in 2027, potentially further extending the exclusivity protection of Fanapt® under the Hatch-Waxman Act.

Method-of-use patents protect the use of a product for the method specified in the patent claims. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for a use that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, such infringement may be difficult to prevent.

Our patents and patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. In addition, we generally rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug development processes that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products, our business will be harmed.

The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term restoration for HETLIOZ®, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to HETLIOZ®’s U.S. “new chemical entity” patent (the primary patent covering the product as a new composition of matter) until 2022 and HETLIOZ®’s U.S. “method of use” patent (the patent covering the method of treatment as described in the HETLIOZ® label approved by the FDA) until 2033. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

In August 2011, the U.S. Patent and Trademark Office issued a certificate of extension under the Hatch-Waxman Act, extending by five years the term of Sanofi’s new chemical entity patent relating to Fanapt® to November 2016. A directive in the European Union provides that companies that receive regulatory approval for a new product will have a 10-year period of market exclusivity for that product (with the possibility of a further one-year extension) in most countries in Europe, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such product expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive is of material importance with respect to Fanapt®, since the European new chemical entity patent for Fanapt® has expired. Assuming we gain a five-year patent term restoration for tradipitant, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to tradipitant’s U.S. new chemical entity patent until 2029. Assuming we gain a five-year patent term restoration for AQW051, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to AQW051’s U.S. new chemical entity patent until 2028.

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

In November 2013, Novartis brought a patent infringement action against Roxane. The suit alleges that Roxane’s filing of an ANDA for generic iloperidone with a paragraph IV certification infringes Sanofi’s new chemical entity patent. Roxane is defending on the grounds that the patent claims are invalid or unenforceable or that certain patent claims are not infringed. Roxane also filed a motion to dismiss on the grounds that the court lacks jurisdiction. At present, approval of Roxane’s ANDA is stayed for 30 months from the end of the data exclusivity period for iloperidone, i.e., until November 2016. If Roxane prevails on its defenses or on its motion to dismiss, Roxane could be allowed to launch a generic iloperidone product prior to expiration of the 30 months stay.

Upon acquisition of Novartis’ rights in Fanapt®, we assumed responsibility for this litigation. In addition to the risk that Roxane will prevail on its defenses or on its motion to dismiss, the litigation may divert substantial financial and employee resources from our business. It is also possible that a counterclaim will expose us to financial liability.

In June 2014, we brought a patent infringement action against Roxane for infringement of a Vanda patent, U.S. Patent No. 8,586,610, which, in general terms, relates to altering the dose of iloperidone based on a patient’s CYP2D6 genotype. Roxane filed a motion to dismiss on the grounds that the claims are directed to a law of nature and are therefore patent ineligible. The law with respect to patent eligibility of methods of use that rely on genotype or other biomarker is evolving and uncertain.

Risks related to our common stock

Our stock price has been highly volatile and may be volatile in the future, and purchasers of our common stock could incur substantial losses.

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2014 and December 31, 2014, the high and low sales prices of our common stock as reported on The NASDAQ Global Market varied between $8.34 and $19.25 per share. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	our or our partners’ ability to successfully commercialize our products;

•	our ability to successfully execute our commercialization strategies;

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors;

•	the outcome of regulatory review relating to products under development by us or our competitors;

•	regulatory developments in the U.S. and foreign countries;

•	developments concerning any collaboration or other strategic transaction we may undertake;

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•	termination or delay of development or commercialization program(s) by our partners;

•	safety issues with our products or those of our competitors;

•	announcements of technological innovations or new therapeutic products or methods by us or others;

•	actual or anticipated variations in our quarterly operating results;

•	changes in estimates of our financial results or recommendations by securities analysts or failure to meet such financial expectations;

•	changes in government regulations or policies;

•	changes in patent legislation or patent decisions or adverse changes to patent law;

•	additions or departures of key personnel or members of our board of directors;

•	financial guidance or business updates we may provide;

•	announcements about our earnings that are not in line with analyst expectations or guidance we may provide;

•	the publication of negative research or articles about our company, our business or our products by industry analysts or others;

•	publicity regarding actual or potential transactions involving us; and

•	economic, political and other external factors beyond our control.

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

A small number of institutional investors and equity funds hold a significant number of shares of our common stock. Sales by these stockholders of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

In addition to our outstanding common stock, as of December 31, 2014, there were a total of 7,905,883 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry, including us, over the last several years. If faced with a proxy contest or other type of shareholder activism, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest or shareholder dispute involving us or our partners because:

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

In addition, we rely on third parties for several important aspects of our business. For example, we use third parties for sales, distribution, medical affairs and clinical research, and we rely upon several single source providers of raw materials and contract manufacturers for the manufacture of our products. During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our headquarters is located in Washington, D.C., consisting of approximately 30,260 square feet of office space. Our lease and a subsequent amendment for additional space for this facility expire in 2023 and 2027, respectively, subject to five year renewal options. Management believes that this facility is suitable and adequate to meet the Company’s anticipated near-term needs. We anticipate that following the expiration of the lease, additional or alternative space will be available at commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In May 2014, we commenced arbitration proceedings against Novartis relating to the license of Fanapt® (the Fanapt® Arbitration). In December 2014, we entered into a settlement agreement with Novartis and certain of its affiliates (the Settlement Agreement).

Pursuant to the terms of the Settlement Agreement, we and Novartis dismissed the Fanapt® Arbitration and released each other from any related claims. In addition, in connection with the Settlement Agreement, Novartis (i) transferred all U.S. and Canadian rights in the Fanapt® franchise to us, (ii) made a $25.0 million equity investment in us at a price per share equal to $13.82, and (iii) granted to us an exclusive worldwide license to AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

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

Pursuant to the Settlement Agreement with Novartis, we assumed Novartis’ patent infringement action against Roxane in the U.S. District Court for the District of Delaware. The suit alleges that Roxane’s filing of an ANDA for generic iloperidone with a paragraph IV certification infringes Sanofi’s new chemical entity patent. Roxane is defending on the grounds that the patent claims are invalid or unenforceable or that certain patent claims are not infringed. Roxane also filed a motion to dismiss on the grounds that the court lacks jurisdiction.

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

Our common stock is quoted on The NASDAQ Global Market under the symbol “VNDA.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The NASDAQ Global Market:

Year Ended December 31, 2014	High	Low
First quarter	$19.25	$10.00
Second quarter	17.69	9.27
Third quarter	16.48	10.33
Fourth quarter	15.51	8.34

Year Ended December 31, 2013	High	Low
First quarter	$4.41	$3.57
Second quarter	13.30	3.87
Third quarter	13.47	7.99
Fourth quarter	15.65	5.70

As of March 6, 2015, there were 10 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2009 and its relative performance is tracked through December 31, 2014. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. We have not paid dividends to our stockholders since the inception (other than a dividend of preferred share purchase rights which was declared in September 2008) and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K.

	Year Ended December 31,
(in thousands, except for share and and per share amounts)	2014	2013 (1)	2012 (1)	2011 (1)	2010 (1)
Statements of operations data
Total revenues	$50,157	$33,879	$32,727	$31,270	$35,709
Operating expenses:
Cost of goods sold	1,583	—	129	—	2,891
Research and development	19,230	28,502	45,764	28,857	13,982
Selling, general and administrative	84,644	25,082	14,517	11,294	11,704
Intangible asset amortization	2,254	1,495	1,495	1,495	1,495
Gain on arbitration settlement	(77,616)	—	—	—	—

Total operating expenses	30,095	55,079	61,905	41,646	30,072

Income (loss) from operations	20,062	(21,200)	(29,178)	(10,376)	5,637
Other income	124	145	561	461	431

Income (loss) before taxes	20,186	(21,055)	(28,617)	(9,915)	6,068
Tax provision (benefit)	—	—	—	(444)	2,077

Net income (loss)	$20,186	$(21,055)	$(28,617)	$(9,471)	$3,991

Net income (loss) per share:
Basic	$0.58	$(0.69)	$(1.01)	$(0.34)	$0.14
Diluted	$0.55	$(0.69)	$(1.01)	$(0.34)	$0.14
Weighted average shares outstanding:
Basic	34,774,163	30,351,353	28,228,409	28,106,831	27,916,388
Diluted	36,686,723	30,351,353	28,228,409	28,106,831	28,702,261

	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance sheet data
Cash and cash equivalents	$60,901	$64,764	$88,772	$87,923	$42,559
Marketable securities, current	68,921	65,586	31,631	60,961	155,478
Marketable securities, non-current	—	—	—	19,012	—
Working capital	133,944	102,763	93,705	121,882	169,546
Total assets	171,704	143,349	135,448	182,618	213,101
Total liabilities	10,887	99,225	125,543	149,144	175,370
Accumulated deficit (1)	(287,984)	(308,170)	(287,115)	(258,498)	(249,027)
Total stockholders’ equity	160,817	44,124	9,905	33,474	37,731

(1)	In the first quarter of 2014, we elected to change our method of accounting for stock-based compensation from the accelerated attribution method to the straight-line method. The consolidated financial data above for the years ended 2013, 2012, 2011 and 2010 have been adjusted to reflect this change. Refer to Change in Method of Accounting for Stock-based Compensation footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with Selected Consolidated Financial Data and our consolidated financial statements and related notes appearing in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K include historical information and other information with respect to our plans and strategy for our business and contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the “Risk Factors” section of this report and elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We commenced operations in 2003 and our product portfolio includes:

•	HETLIOZ®, a product for the treatment of Non-24 for which a NDA was approved by the FDA in January 2014 and launched commercially in the U.S. in April 2014.

•

Fanapt®, a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis until December 31, 2014. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to Vanda. See Settlement Agreement with Novartis footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for information. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014.

•

Tradipitant, a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development the treatment of chronic pruritus in atopic dermatitis. Results from a Phase II study for the treatment of chronic pruritus in atopic dermatitis were announced in March 2015. Clinical evaluation is ongoing to assess potential future development activities.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Operational Highlights

HETLIOZ® net product sales in the U.S. grew to $6.0 million in the fourth quarter of 2014, a 15% increase, compared to $5.2 million in the third quarter of 2014. HETLIOZ® net product sales were $12.8 million for the full year 2014.

Since the U.S. commercial launch of HETLIOZ® in April 2014, over 760 new patient prescriptions have been written for HETLIOZ®, including over 220 in the fourth quarter of 2014. As of December 31, 2014, over 470 patients had initiated HETLIOZ® treatment and over 330 patients were on active treatment, reflecting a cumulative persistence rate of approximately 70%.

The HETLIOZ® MAA in the European Union (EU) is under review with a regulatory decision expected in the third quarter of 2015.

Tasimelteon life cycle management activities are ongoing and include a SMS observational study with results expected in the first half of 2015 and preparations for a clinical development program for pediatric Non-24.

Pursuant to the terms of the Settlement Agreement with Novartis on December 31, 2014, Vanda and Novartis dismissed the Fanapt® Arbitration and released each other from any related claims. In addition, Novartis (i) transferred all U.S. and Canadian rights in the Fanapt® franchise to us, (ii) purchased $25.0 million of our common stock at a price per share equal to $13.82, and (iii) granted to us an exclusive worldwide license to AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist. In connection with the Settlement Agreement, the 2009 Amended Sublicense Agreement was terminated.

Results of the Phase II study (2101) of tradipitant for the treatment of chronic pruritus in atopic dermatitis were announced in March 2015. This study showed no significant difference from placebo on the pre-specified primary endpoint. Vanda believes this proof of concept study was informative, in that through subsequent analyses, it revealed significant and clinically meaningful responses at the time of their pruritus assessments across multiple outcomes evaluated in individuals with higher blood plasma levels of tradipitant. Clinical evaluation is ongoing to assess potential future development activities.

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our ability to successfully commercialize HETLIOZ® and Fanapt® and in the U.S., on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Risk Factors reported in Item 1A of Part I of this annual report on Form 10-K.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2014 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

Net Product Sales.    Our 2014 net product sales consists of U.S. sales of HETLIOZ® for the treatment of Non-24 and sales of Fanapt® in Israel. We apply the revenue recognition guidance in accordance with Financial

Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-15, Revenue Recognition—Products. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations.

In the U.S., HETLIOZ® is only available for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. We invoice and record revenue when the specialty pharmacies receive HETLIOZ® from our third-party logistics warehouse.

We have entered into distribution agreements with Probiomed S.A.de C.V. (Probiomed) for the commercialization of Fanapt® in Mexico and Megapharm Ltd. for the commercialization of Fanapt® in Israel. With the exception of sales to Probiomed, we invoice and record revenue upon delivery of Fanapt® to our distribution partner. The Probiomed distribution agreement contains a contracted delivery price plus a revenue sharing provision based on Probiomed’s sales of Fanapt®. As a result, the selling price of Fanapt® is not fixed or determinable upon delivery of Fanapt® to Probiomed. We defer revenue recognition until the revenue sharing provision is calculated. As of December 31, 2014, we recorded $0.2 million of deferred revenue related to Fanapt® sales.

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

Medicare Part D Coverage Gap:    Medicare Part D prescription drug benefit mandates manufacturers to fund approximately 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Estimates for expected Medicare Part D coverage gap are based in part on historical invoices received and on actual and pending prescriptions for which we have validated the insurance benefits. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter activity. If actual future funding varies from estimates, we may need to adjust accruals, which would affect net sales in the period of adjustment.

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

There were no discounts or rebates associated with Fanapt® product sales recognized in the period ended December 31, 2014. Our partners have a limited right to return Fanapt®. Once Fanapt® has been delivered to our partners it generally may not be returned for any reason other than product recall.

The following table summarizes sales discounts and allowance activity as of December 31, 2014.

(in thousands)	Rebates & Chargebacks	Discounts, Returns & Other	Total
Balance as of December 31, 2013	$—	$—	$—
Provision related to current period sales	419	720	1,139
Adjustments for prior period sales	—	—	—
Credits/payments made	(51)	(452)	(503)

Balance as of December 31, 2014	$368	$268	$636

License revenue.    Our license revenues were derived from the amended and restated sublicense agreement with Novartis and include an upfront payment and future milestone and royalty payments. Pursuant to the amended and restated sublicense agreement, Novartis had the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million. Revenue related to the upfront payment was recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected duration of the Novartis commercialization of Fanapt® in the U.S. which was estimated to be through the expiry of the Fanapt® composition of patent, including a granted Hatch-Waxman extension (November 2016). In connection with the Settlement Agreement with Novartis, we recognized the remaining deferred revenue as of December 31, 2014 as part of the gain on arbitration settlement. See Settlement Agreement with Novartis footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for information.

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

In January 2014, we elected to change our method of accounting for the attribution of compensation cost for stock options with graded-vesting and only service conditions to the straight-line method. Previously, attribution was based on the accelerated attribution method, which treated each vesting tranche as an individual award and amortized them concurrently. See Change in Method of Accounting for Stock-based Compensation footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for further information.

Employee stock-based compensation expense related to stock-based awards for the years ended December 31, 2014, 2013 and 2012, was comprised of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Research and development	$1,810	$2,098	$1,673
Selling, general and administrative	3,945	3,238	3,353

	$5,755	$5,336	$5,026

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that we have historically generated NOLs serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, we have a full valuation allowance against all deferred tax assets as of December 31, 2014.

Recent Accounting Pronouncements

See Summary of Significant Accounting Policies footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for information on recent accounting pronouncements.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $288.0 million as of December 31, 2014. Our total stockholders’ equity was $160.8 million as of December 31, 2014, and reflects net proceeds of $62.3 million from the public offering of common stock completed in October 2014 and $25.0 million from the issuance of common stock to Novartis.

Year ended December 31, 2014 compared to year ended December 31, 2013

Revenues.    Total revenues increased by $16.3 million, or 48%, to $50.2 million for the year ended December 31, 2014 compared to $33.9 million for the year ended December 31, 2013. During the years ended December 31, 2014 and 2013, revenues consisted of the following:

	December 31,		$ Change	% Change
(in thousands)	2014	2013
HETLIOZ® product sales, net	$12,802	$—	$12,802	100%
Fanapt® product sales, net	107	—	107	100%
Fanapt® royalty revenue	6,502	7,090	(588)	-8%
Fanapt® licensing agreement	30,746	26,789	3,957	15%

	$50,157	$33,879	$16,278

HETLIOZ® was commercially launched in the U.S. in April 2014. Fanapt® product sales consists of shipments to our distribution partner for the sale of Fanapt® in Israel. Royalty revenues for the years ended December 31, 2014 and 2013 represent amounts due from Novartis based on U.S. sales of Fanapt® by Novartis. License revenues for the years ended December 31, 2014 and 2013 represent amortization of deferred revenue from the $200.0 million up-front license fee received from Novartis. Pursuant to the Settlement Agreement with Novartis, we recognized the remaining deferred revenue as of December 31, 2014 related to the up-front license fee as part of gain on arbitration settlement in the consolidated statement of operations for the year ended December 31, 2014. Beginning in 2015, we started selling Fanapt® commercially in the U.S. See Settlement Agreement with Novartis footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for information.

Cost of goods sold.    Cost of goods sold for the year ended December 31, 2014 were $1.6 million compared to zero for the year ended December 31, 2013. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. During the year ended December 31, 2014, we made royalty payments to BMS equal to 10% of net sales of HETLIOZ®.

HETLIOZ® inventory manufactured prior to FDA approval consisted of raw materials and work-in-process inventory, which was expensed as research and development costs as incurred and was combined with other research and development expenses. While we tracked the quantities of individual product lots, we did not track pre-FDA approval manufacturing costs and therefore the manufacturing cost of HETLIOZ® raw materials and work-in-process inventory produced prior to FDA approval is not reasonably determinable. However, based on our expectations for future manufacturing costs to produce HETLIOZ® inventory, we estimate that approximately $1.2 million of commercial HETLIOZ® inventory was expensed prior to FDA approval.

We began capitalizing HETLIOZ® manufacturing costs as inventory following the receipt of marketing approval from the FDA on January 31, 2014. As of December 31, 2014, we had approximately $0.6 million, $0.9 million and $0.1 million of reduced-cost finished goods, work-in-process inventory and raw materials inventory, respectively, on hand.

The aggregate selling price of reduced-cost finished goods inventory on hand may be affected by a number of factors including, but not limited to, market demand, future pricing of the product, competition and reimbursement by government and other payers. At this time we cannot reasonably estimate the timing and rate of consumption of reduced-cost raw materials and work-in-progress inventory, or the timing of sales of finished goods manufactured with this inventory. We expect our cost of goods sold to increase in the future as this inventory is sold, which will have a negative impact on gross margin. The time period over which reduced-cost finished goods inventory is consumed will depend on a number of factors, including the amount of future HETLIOZ® sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date.

Cost of goods sold as a percentage of revenue for the expected sales of inventory capitalized after FDA approval will depend upon our cost to manufacture inventory at normalized production levels with our third party manufacturers. However, we expect that, in the future, total HETLIOZ® manufacturing cost included in cost of goods sold will be less than 2% of our net HETLIOZ® product sales.

Research and development expenses.    Research and development expenses decreased by $9.3 million, or 33%, to $19.2 million for year ended December 31, 2014 compared to $28.5 million for the year ended December 31, 2013. Lower research and development expenses were primarily due to 2013 costs incurred for the HETLIOZ® NDA submission to the FDA and completion of Non-24 and Major Depressive Disorder efficacy studies in 2013. The following table summarizes the costs of our product development initiatives for the years ended December 31, 2014 and 2013. Included in this table are the research and development expenses recognized in connection with the clinical development of HETLIOZ®, tradipitant, Trichostatin A and Fanapt®.

	December 31,
(in thousands)	2014	2013
Direct project costs (1)
HETLIOZ®	$12,478	$22,307
Tradipitant	2,303	2,343
Trichostatin A	335	—
Fanapt®	160	493

	15,276	25,143

Indirect project costs (1)
Employee stock-based compensation	1,810	2,098
Other indirect overhead	2,144	1,261

	3,954	3,359

Total research & development expense	$19,230	$28,502

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including employee stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $59.5 million, or 237%, to $84.6 million for the year ended December 31, 2014 compared to $25.1 million for the year ended December 31, 2013. The increase is primarily due to the commercial launch of HETLIOZ® in the U.S. for the treatment of Non-24. Our sales and marketing effort included the addition of marketing programs, field-based sales and national account teams. We incurred cost associated with a HETLIOZ® branded advertising campaign and our Non-24 Disease Awareness campaign, which included radio and television advertisements broadcast nationwide. In addition, we added a medical affairs team, which were deployed in 2014 to support HETLIOZ® and Non-24 medical education.

Gain on arbitration settlement.    Pursuant to the Settlement Agreement with Novartis, we recorded a gain of $77.6 million for the year ended December 31, 2014.

Intangible asset amortization.    Intangible asset amortization was $2.3 million for year ended December 31, 2014 compared to $1.5 million for the year ended December 31, 2013. The increase is primarily due to amortization related to the $8.0 million milestone payment made to BMS as a result of receiving FDA approval for HETLIOZ® that was capitalized in the first quarter of 2014.

Tax benefit.    The tax benefit for the years ended December 31, 2014 and 2013 was fully offset by a tax valuation allowance resulting from our assessment that it is more likely than not that our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which NOLs and credit carryforwards can be utilized.

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenues.    Total revenues increased by $1.2 million, or 4%, to $33.9 million for the year ended December 31, 2013 compared to $32.7 million for the year ended December 31, 2012. During the years ended December 31, 2013 and 2012, revenues consisted of the following:

	December 31,		$ Change	% Change
(in thousands)	2013	2012
Fanapt® royalty revenue	7,090	5,938	1,152	19%
Fanapt® licensing agreement	26,789	26,789	—	0%

	$33,879	$32,727	$1,152

Royalty revenues for the years ended December 31, 2013 and 2012 represent amounts due from Novartis based on U.S. sales of Fanapt® by Novartis. License revenues for the years ended December 31, 2013 and 2012 represent amortization of deferred revenue from the $200.0 million up-front license fee received from Novartis.

Research and development expenses.    Research and development expenses decreased by $17.3 million, or 38%, to $28.5 million for the year ended December 31, 2013 compared to $45.8 million for the year ended December 31, 2012. Expenses were lower for the year ended December 31, 2013 as a result of completion of the HETLIOZ® Non-24 and MDD efficacy studies, partially offset by milestone obligations of $3.5 million incurred for the year ended December 31, 2013 as a result of the FDA acceptance of our NDA for HETLIOZ® for the treatment of Non-24. The following table summarizes the costs of our product development initiatives for the years ended December 31, 2013 and 2012. Included in this table are the research and development expenses recognized in connection with the clinical development of HETLIOZ®, tradipitant and Fanapt®.

	December 31,
(in thousands)	2013	2012
Direct project costs (1)
HETLIOZ®	$22,307	$39,716
Tradipitant	2,343	1,144
Fanapt®	493	1,362
Other direct project costs	—	—

	25,143	42,222

Indirect project costs (1)
Employee stock-based compensation	2,098	1,673
Other indirect overhead	1,261	1,869

	3,359	3,542

Total research & development expense	$28,502	$45,764

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including employee stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $10.6 million, or 73%, to $25.1 million for the year ended December 31, 2013 compared to $14.5 million for the year ended December 31, 2012 primarily due to an increase in costs as we built our marketing and sales organization for the U.S. commercial launch of HETLIOZ®, for the treatment of Non-24.

Other income.    Other income decreased $0.5 million, or 83%, to $0.1 million for the year ended December 31, 2013 compared to $0.6 million for the year ended December 31, 2012 primarily as a result of a legal settlement related to a lawsuit filed against one of our stockholders partially offset by lower interest income. While we did not participate in the lawsuit proceedings, we received a portion of the settlement.

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

Intangible Assets

The following is a summary of our intangible assets as of December 31, 2014:

		December 31, 2014
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$8,000	$539	$7,461
Fanapt®	November 2016	$27,941	$8,678	$19,263

In January 2014, we announced that the FDA had approved the NDA for HETLIOZ®. As a result of this approval, we met a milestone under our license agreement with BMS that required us to make a license payment of $8.0 million to BMS. The $8.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which prior to June 2014, we expected to last until December 2022. In June 2014, we received a notice of allowance from the U.S. Patent and Trademark Office for a patent covering the method of use of HETLIOZ®. The patent expires in January 2033, thereby potentially extending the exclusivity protection in the U.S. beyond the composition of matter patent. As a result of the patent allowance, we extended the estimated useful life of the U.S. patent for HETLIOZ® from December 2022 to January 2033.

In 2009, we announced that the FDA had approved the NDA for Fanapt®. As a result of this approval, we met a milestone under our original sublicense agreement with Novartis that required us to make a license payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for Fanapt®, which as of December 31, 2013 we expected to last until May 2017. In February 2014, we became aware of events that led us to believe that Novartis would not complete the ongoing pediatric efficacy studies in a time that would enable it to receive the incremental six-month pediatric term extension. This resulted in a six-month reduction to the estimated patent life from May 2017 to November 2016.

Pursuant to the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us. As a result, we recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired right to Fanapt®, which is being amortized on a straight-line basis through November 2016. The useful life estimation for the Fanapt® intangible asset is based on the market participant methodology prescribed by ASC Subtopic 805, Business Combinations (ASC 805), and therefore does not reflect the impact of the Fanapt® patent number 8,586,610, which is solely owned by us and expires in 2027. See Settlement Agreement with Novartis footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for information.

In January 2015, we announced that Fanapt® patent number 8,586,610 was listed in the FDA Orange Book. This patent covers a method of treating schizophrenia by administering Fanapt® to a patient by reducing the dose in patients who are poor metabolizers of CYP2D6. The patent expires in November 2027, thereby potentially extending the exclusivity protection in the U.S. beyond the composition of matter patent.

The following table summarizes our future intangible asset amortization schedule as of December 31, 2014:

(in thousands)	Total	2015	2016	2017	2018	2019	Thereafter
HETLIOZ®	$7,461	$411	$411	$411	$411	$411	$5,406
Fanapt®	19,263	10,050	9,213	—	—	—	—

	$26,724	$10,461	$9,624	$411	$411	$411	$5,406

Deferred Revenue

The following is a summary of changes in total deferred revenue for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2014	2013
Balance beginning of period	$90,275	$117,064
Deferred Fanapt® product sales	174	—
Licensing revenue recognized	30,746	26,789
Recognized as part of gain on arbitration settlement	59,529	—

Balance end of period	$174	$90,275

We entered into an amended and restated sublicense agreement with Novartis in 2009, pursuant to which Novartis had the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million. Vanda and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. We concluded that the JSC constituted a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance has no term as the exact length of the JSC is undefined. As a result, we deemed the performance period of the JSC to be the life of the U.S. patent of Fanapt®. Revenue related to the upfront payment was recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt® (November 2016). During the years ended December 31, 2014, 2013 and 2012, we recognized revenue of $30.7 million, $26.8 million and $26.8 million, respectively, related to the license agreement.

In connection with the Settlement Agreement with Novartis, we recognized the remaining deferred revenue balance of $59.5 million as part of the gain on arbitration settlement. See Settlement Agreement with Novartis footnote to the consolidated financial statements included in Part II of this annual report on Form 10-K for information.

Liquidity and Capital Resources

Pursuant to the Settlement Agreement with Novartis, we issued them an aggregate of 1,808,973 shares of our common stock at $13.82 per share, which per share represented a 10% premium to the average closing prices of our common stock for the ten trading days prior to December 22, 2014. Net cash proceeds from the issuance were $25.0 million. In October 2014, we completed a public offering of 5,750,000 shares of common stock at a price to the public of $11.60 per share. Net cash proceeds from the public offering were $62.3 million, after deducting the underwriting discounts and commissions and offering expenses.

As of December 31, 2014, our total cash and cash equivalents and marketable securities were $129.8 million, compared to $130.4 million at December 31, 2013. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

As of December 31, 2014 and 2013, our liquidity resources are summarized as follows:

	As of December 31,
(in thousands)	2014	2013
Cash and cash equivalents	$60,901	$64,764
Marketable securities:
U.S. Treasury and government agencies	30,618	31,566
Corporate debt	38,303	34,020

Total marketable securities	68,921	65,586

Total cash and cash equivalents	$129,822	$130,350

As of December 31, 2014, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to incur substantial costs and expenses in connection with the continued U.S. commercial launch of HETLIOZ® and commercialization of Fanapt® in the U.S. In the first quarter of 2014, we made milestone payments of $8.0 million under the license agreement with BMS and $2.0 million under a regulatory consulting agreement as a result of HETLIOZ® being approved by the FDA.

Because of the uncertainties discussed above, the costs to advance our research and development projects and the commercial launch of HETLIOZ® and commercialization of Fanapt® in the U.S., are difficult to estimate and may vary significantly. It is uncertain whether our existing funds will be sufficient to meet our operating needs. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities and the magnitude of our discovery, preclinical and clinical development programs.

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

Cash flow

The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$(81,554)	$(39,592)	$(44,917)
Investing activities	(12,037)	(34,275)	45,754
Financing activities	89,728	49,859	12

Net increase (decrease) in cash and cash equivalents	$(3,863)	$(24,008)	$849

In assessing cash used in operating activities, we consider several principal factors: (i) net income (loss) for the period; (ii) adjustments for non-cash charges, including stock-based compensation expense, amortization of intangible assets and depreciation and amortization of property and equipment; and (iii) the extent to which receivables, accounts payable and other liabilities, or other working capital components increase or decrease.

Year ended December 31, 2014 compared to year ended December 31, 2013

Net cash used in operating activities was $81.6 million for the year ended December 31, 2014, an increase of $42.0 million from net cash used in operating activities of $39.6 million for the year ended December 31, 2013. The increase in net cash used for operating activities resulted from a decrease of $76.3 million in non-cash charges, driven by a $77.6 million gain on arbitration settlement recognized in 2014 and a $6.9 million net use of working capital. These increases were partially offset by a change in net income (loss) of $41.2 million.

Net cash used in investing activities of $12.0 million for the year ended December 31, 2014, a decrease of $22.3 million, from net cash used in investing activities of $34.3 million for the year ended December 31, 2013. The decrease primarily resulted from $30.6 million in higher net proceeds from sales, maturities and purchases of marketable securities, which was partially offset by an $8.0 million milestone payment to BMS as a result of the FDA approval of HETLIOZ® in January 2014.

Net cash provided by financing activities of $89.7 million for the year ended December 31, 2014, an increase of $39.8 million from net cash provided by financing activities of $49.9 million for the year ended December 31, 2013. The increase primarily reflects the proceeds related to the issuance of stock to Novartis of $25.0 million, $13.8 million in higher net proceeds received from the public offering of common stock in 2014 versus 2013 and $1.3 million higher proceeds received from the exercise of employee stock options.

Year ended December 31, 2013 compared to year ended December 31, 2012

Net cash used in operating activities was $39.6 million for the year ended December 31, 2013, a reduction of $5.3 million from net cash used in operating activities of $44.9 million for the year ended December 31, 2012. The decrease in net cash used for operating activities primarily resulted from a reduction in the net loss of $7.6 million, which was partially offset by a cash contribution of $1.8 million for tenant improvements that was received from the landlord for our Washington, D.C. headquarters for the year ended December 31, 2012, $0.3 million increase in non-cash charges and $0.2 million lower net use of working capital.

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

Contractual obligations and commitments

The following is a summary of our non-cancellable long-term contractual cash obligations as of December 31, 2014:

	Cash payments due by period (1)(2)(3)
(in thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$14,710	$1,395	$1,500	$1,538	$1,576	$1,616	$7,085

(1)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services due to the cancelable nature of the services. We accrued the costs of these agreements based on estimates of work completed to date.

(2)

This table does not include potential future milestone obligations under our license agreement with BMS, where we could be obligated to make future milestone payments of up to $25.0 million in the event cumulative worldwide sales of HETLIOZ® reach $250.0 million.

(3)	This table does not include potential future milestone obligations under our license agreement with Eli Lilly and Company for the exclusive rights to develop and commercialize tradipitant where we could be obligated to make future milestone payments of up to $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones.

Operating leases

Our commitments related to operating leases represent the minimum annual payments for the operating lease for our headquarters located in Washington, D.C., which expires in 2023.

In 2011, we entered into an office lease with Square 54 Office Owner LLC (Landlord) for our current headquarters, consisting of 21,400 square feet at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (Lease). Under the Lease, rent payments were abated for the first 12 months. The Landlord provided us with a cash contribution of $1.9 million for tenant improvements during the year ended December 31, 2012. Subject to the prior rights of other tenants in the building, we have the right to renew the Lease for five years following the expiration of its original term. We also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by us or the Landlord upon certain conditions.

In March 2014, we entered into a lease amendment (Lease Amendment) with the Landlord to occupy an additional 8,860 square feet in our headquarters building located in Washington, D.C. The Lease Amendment has a 12 year and one month term beginning on September 1, 2014, but may be terminated early by either the Landlord or us upon certain conditions. We will pay approximately $0.4 million in additional annual rent over the term of the Lease Amendment, however rent will be abated for the first nine months. The Landlord will provide us with an allowance of approximately $0.8 million for construction on the premises to our specifications, subject to certain conditions. Subject to the prior rights of other tenants in the building, we will have the right to renew the Lease Amendment for five years following the expiration of its original term. We will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (Exchange Act)) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2014, the end of the period covered by this annual report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Management has excluded the U.S. and Canadian commercial rights to the Fanapt® franchise acquired pursuant to the Settlement Agreement with Novartis from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired in a business combination effective December 31, 2014. The fair value of assets acquired represent 11% of our total assets as of December 31, 2014. We did not recognize any revenue related to U.S. sales of Fanapt® during the year ended December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

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

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Vanda Pharmaceuticals Inc.

March 13, 2015	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	March 13, 2015

/s/ James P. Kelly James P. Kelly	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer and principal accounting officer)	March 13, 2015

/s/ H. Thomas Watkins H. Thomas Watkins	Chairman of the Board and Director	March 13, 2015

/s/ Michael Cola Michael Cola	Director	March 13, 2015

/s/ Richard W. Dugan Richard W. Dugan	Director	March 13, 2015

/s/ Steven K. Galson, M.D. Steven K. Galson, M.D.	Director	March 13, 2015

/s/ Vincent J. Milano Vincent J. Milano	Director	March 13, 2015

/s/ Howard Pien Howard Pien	Director	March 13, 2015

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Vanda Pharmaceuticals, Inc. and subsidiary at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation expense from the accelerated attribution method to the straight line method.

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

As described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the U.S. and Canadian commercial rights to the Fanapt franchise (“the Franchise”) acquired during 2014 from its assessment of internal control over financial reporting as of December 31, 2014 because the Franchise was acquired by the Company in a purchase business combination during 2014. We have also excluded the Franchise from our audit of internal control over financial reporting. The Franchise is included in the consolidated results of the Company and its total assets and total revenues represent 11% and 0%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 13, 2015

Vanda Pharmaceuticals Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except for share and per share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$60,901	$64,764
Marketable securities	68,921	65,586
Accounts receivable, net	3,654	2,031
Inventory	5,170	—
Prepaid expenses and other current assets	3,084	2,703
Restricted cash	—	530

Total current assets	141,730	135,614
Property and equipment, net	2,437	2,198
Intangible assets, net	26,724	5,037
Restricted cash, non-current	785	500
Other assets, non-current	28	—

Total assets	$171,704	$143,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$835	$661
Accrued liabilities	6,502	5,180
Deferred rent	247	221
Deferred revenues	174	26,789
Other liabilities	28	—

Total current liabilities	7,786	32,851
Deferred rent, non-current	3,101	2,888
Deferred revenues, non-current	—	63,486

Total liabilities	10,887	99,225
Commitments and contingencies (Note 14 and 21)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 41,486,361 and 33,338,543 shares issued and outstanding at December 31, 2014 and 2013, respectively	41	33
Additional paid-in capital	448,744	352,240
Accumulated other comprehensive income	16	21
Accumulated deficit	(287,984)	(308,170)

Total stockholders’ equity	160,817	44,124

Total liabilities and stockholders’ equity	$171,704	$143,349

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2014	2013	2012
Revenues:
Net product sales	$12,909	$—	$—
Royalty revenue	6,502	7,090	5,938
Licensing agreement	30,746	26,789	26,789

Total revenues	50,157	33,879	32,727
Operating expenses:
Cost of goods sold	1,583	—	129
Research and development	19,230	28,502	45,764
Selling, general and administrative	84,644	25,082	14,517
Intangible asset amortization	2,254	1,495	1,495
Gain on arbitration settlement	(77,616)	—	—

Total operating expenses	30,095	55,079	61,905

Income (loss) from operations	20,062	(21,200)	(29,178)
Other income	124	145	561

Net income (loss)	$20,186	$(21,055)	$(28,617)

Net income (loss) per share:
Basic	$0.58	$(0.69)	$(1.01)

Diluted	$0.55	$(0.69)	$(1.01)

Weighted average shares outstanding:
Basic	34,774,163	30,351,353	28,228,409

Diluted	36,686,723	30,351,353	28,228,409

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net income (loss)	$20,186	$(21,055)	$(28,617)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on marketable securities	(5)	11	(11)
Tax provision on other comprehensive income (loss)	—	—	—

Other comprehensive income (loss), net of tax:	(5)	11	(11)

Comprehensive income (loss)	$20,181	$(21,044)	$(28,628)

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Statements of Changes in Stockholders’ Equity

(in thousands, except for share amounts)	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2011	28,117,026	28	296,868	21	(263,443)	33,474
Adjustment for change in accounting method	—	—	(4,945)	—	4,945	—

Adjusted balances at December 31, 2011	28,117,026	28	291,923	21	(258,498)	33,474
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	124,717	—	12	—	—	12
Employee and non-employee stock based compensation expense	—	—	5,047	—	—	5,047
Net loss	—	—	—	—	(28,617)	(28,617)
Other comprehensive loss, net of tax	—	—	—	(11)	—	(11)

Balances at December 31, 2012	28,241,743	28	296,982	10	(287,115)	9,905
Net proceeds from public offering of common stock	4,680,000	5	48,500	—	—	48,505
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	466,320	—	1,550	—	—	1,550
Shares withheld upon settlement of restricted stock units	(49,520)	—	(196)	—	—	(196)
Employee and non-employee stock based compensation expense	—	—	5,404	—	—	5,404
Net loss	—	—	—	—	(21,055)	(21,055)
Other comprehensive income, net of tax	—	—	—	11	—	11

Balances at December 31, 2013	33,338,543	33	352,240	21	(308,170)	44,124
Net proceeds from public offering of common stock	5,750,000	5	62,308	—	—	62,313
Issuance of common stock to Novartis Pharma AG	1,808,973	2	25,903	—	—	25,905
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	621,231	1	2,851	—	—	2,852
Shares withheld upon settlement of restricted stock units	(32,386)	—	(436)	—	—	(436)
Employee and non-employee stock based compensation expense	—	—	5,878	—	—	5,878
Net income	—	—	—	—	20,186	20,186
Other comprehensive loss, net of tax	—	—	—	(5)	—	(5)

Balances at December 31, 2014	41,486,361	41	448,744	16	(287,984)	160,817

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$20,186	$(21,055)	$(28,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	530	432	633
Employee and non-employee stock-based compensation	5,878	5,404	5,047
Amortization of discounts and premiums on marketable securities	174	155	560
Intangible asset amortization	2,254	1,495	1,495
Gain on arbitration settlement with Novartis Pharma AG	(77,616)	—	—
Landlord contributions for tenant improvements	—	—	1,826
Changes in assets and liabilities:
Accounts receivable	(1,623)	(863)	450
Prepaid expenses and other current assets	(290)	1,264	(884)
Inventory	(2,210)	—	—
Other assets	(28)	—	—
Accounts payable	174	374	(709)
Accrued liabilities	1,322	(113)	1,806
Other liabilities	267	104	265
Deferred revenue	(30,572)	(26,789)	(26,789)

Net cash used in operating activities	(81,554)	(39,592)	(44,917)

Cash flows from investing activities
Acquisition of intangible assets	(8,000)	—	—
Purchases of property and equipment	(769)	(176)	(2,017)
Purchases of marketable securities	(93,343)	(65,598)	(60,866)
Proceeds from sale of marketable securities	8,948	—	2,497
Maturities of marketable securities	80,882	31,499	106,140
Change in restricted cash	245	—	—

Net cash (used in) provided by investing activities	(12,037)	(34,275)	45,754

Cash flows from financing activities
Net proceeds from public offering of common stock	62,313	48,505	—
Net proceeds from offering common stock to Novartis Pharma AG	25,000	—	—
Tax obligations paid in connection with settlement of restricted stock units	(436)	(196)	—
Proceeds from exercise of employee stock options	2,851	1,550	12

Net cash provided by financing activities	89,728	49,859	12

Net increase (decrease) in cash and cash equivalents	(3,863)	(24,008)	849
Cash and cash equivalents
Beginning of period	64,764	88,772	87,923

End of period	$60,901	$64,764	$88,772

Non-cash investing and financing activities
Intangible asset related to re-acquired right to Fanapt ®	$(15,940)	$—	$—
Inventories	$2,960	$—	$—
Prepaid services	$91	$—	$—
Purchase of property and equipment in accrued liabilities	$—	$106	$—

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

1.    Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003 and the Company’s portfolio includes the following products.

•

HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) for which a New Drug Application (NDA) was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014.

•

Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis Pharma AG (Novartis) until December 31, 2014. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to the Company. See Note 3, Settlement Agreement with Novartis, for further information. Additionally, the Company’s distribution partners launched Fanapt® in Israel and Mexico in 2014.

•

Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis. Results from a Phase II study for the treatment of chronic pruritus in atopic dermatitis were announced in March 2015. Clinical evaluation is ongoing to assess potential future development activities.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Intangible asset

Costs incurred for products not yet approved by the FDA and for which no alternative future use exists are recorded as expense. In the event a product has been approved by the FDA or an alternative future use exists for a product, patent and license costs are capitalized and amortized over the expected patent life of the related product. Milestone payments to the Company’s partners are recognized when it is deemed probable that the milestone event will occur.

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

Net Product Sales

The Company’s 2014 net product sales consist of U.S. sales of HETLIOZ® for the treatment of Non-24 and sales of Fanapt® in Israel. The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-15, Revenue

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Recognition—Products. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations.

In the U.S., HETLIOZ® is only available for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. The Company invoices and records revenue when the specialty pharmacies receive HETLIOZ® from the third-party logistics warehouse.

The Company has entered into distribution agreements with Probiomed S.A. de C.V. (Probiomed) for the commercialization of Fanapt® in Mexico and Megapharm Ltd. for the commercialization of Fanapt® in Israel. With the exception of sales to Probiomed, the Company invoices and records revenue upon delivery of Fanapt® to the distribution partner. The Probiomed distribution agreement contains a contracted delivery price plus a revenue sharing provision based on Probiomed’s sales of Fanapt®. As a result, the selling price of Fanapt® is not fixed or determinable upon delivery of Fanapt® to Probiomed. The Company defers revenue recognition until the revenue sharing provision is calculated. As of December 31, 2014, the Company recorded $0.2 million of deferred revenue related to Fanapt® sales.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

There were no discounts or rebates associated with Fanapt® product sales recognized in the period. The Company’s partners have a limited right to return Fanapt®. Once Fanapt® has been delivered to the partners it generally may not be returned for any reason other than product recall.

License Revenue

The Company’s license revenues were derived from the amended and restated sublicense agreement with Novartis and include an upfront payment and future milestone and royalty payments. Pursuant to the amended and restated sublicense agreement, Novartis had the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million. Revenue related to the upfront payment was recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected duration of the Novartis commercialization of Fanapt® in the U.S. which was estimated to be through the expiry of the Fanapt® composition of patent, including a granted Hatch-Waxman extension (November 2016). In connection with the Settlement Agreement with Novartis, the Company recognized the remaining deferred revenue as of December 31, 2014 as part of the gain on arbitration settlement. See Note 3, Settlement Agreement with Novartis, for further discussion.

Cost of goods sold

Cost of goods sold includes royalties payable, the cost of inventory sold, manufacturing and supply chain costs and product shipping and handling costs related to U.S. sales of HETLIOZ® and sales of Fanapt® to the Company’s distribution partners.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist of salaries, including employee stock-based compensation, facilities and third party expenses. Selling, general and administrative expenses are associated with the activities of the executive, finance, accounting, information technology, business development, commercial support, trade and distribution, sales, marketing, legal, medical affairs and human resource functions.

Employee stock-based compensation

Compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.

In January 2014, the Company elected to change its method of accounting for the attribution of compensation cost for stock options with graded-vesting and only service conditions to the straight-line method. Previously, attribution was based on the accelerated attribution method, which treated each vesting tranche as an individual award and amortized them concurrently. See Note 4, Change in Method of Accounting for Stock-based Compensation, for further information. The fair value of restricted stock units (RSUs) awarded is also amortized using the straight line method. Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest. Therefore, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total employee stock-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 was comprised of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Research and development	$1,810	$2,098	$1,673
Selling, general and administrative	3,945	3,238	3,353

	$5,755	$5,336	$5,026

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	0%	0%	0%
Weighted average expected volatility	62%	65%	68%
Weighted average expected term (years)	5.90	6.03	6.03
Weighted average risk-free rate	1.73%	1.59%	0.94%
Weighted average fair value per share	$6.99	$6.10	$2.08

Advertising Expense

The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $5.0 million for the year ended December 31, 2014. The Company did not incur any advertising expense during the years ended December 31, 2013 and 2012.

Income taxes

The Company accounts for income taxes in accordance with the authoritative guidance on accounting for income taxes, which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of December 31, 2014 and 2013, respectively. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of NOL carryforwards that can be utilized in the future to offset taxable income.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Concentrations of credit risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly-rated financial institutions. At December 31, 2014, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Segment information

The Company’s management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

Recent accounting pronouncements

In January 2015, the FASB issued Accounting Standards Update (ASU) 2015-01, Income Statement-Extraordinary and Unusual Items, to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern.    The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of this new standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).    This new standards requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods—entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The new standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption of the standard is prohibited. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s condensed consolidated financial statements.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

3.     Settlement Agreement with Novartis

In May 2014, the Company commenced arbitration proceedings with Novartis relating to the license of Fanapt® (the Fanapt® Arbitration). In December 2014, the Company entered into a settlement agreement with Novartis and certain of its affiliates (the Settlement Agreement). Pursuant to the terms of the Settlement Agreement, the Company and Novartis dismissed the Fanapt® Arbitration and released each other from any related claims. In addition, in connection with the Settlement Agreement, Novartis (i) transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company, (ii) purchased $25.0 million of the Company’s common stock at a price per share equal to $13.82, and (iii) granted to the Company an exclusive worldwide license to AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Pursuant to the stock purchase agreement entered into as part of the Settlement Agreement, Novartis purchased $25.0 million of the Company’s common stock. The Company issued to Novartis an aggregate of 1,808,973 shares at $13.82 per share, which per share represented a 10% premium to the average closing prices of the Company’s common stock for the ten trading days prior to December 22, 2014. The Company recorded a loss of $0.9 million as part of gain on arbitration settlement in the consolidated statement of operations for the period ending December 31, 2014 related to the issuance of stock, which was valued using the Company’s closing stock price on December 31, 2014, the effective date of the transaction.

In connection with the Settlement Agreement, the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize AQW051. Under the AQW051 license agreement, the Company is obligated to use its commercially reasonable efforts to develop and commercialize AQW051 and is responsible for all development costs under the AQW051 license agreement. Novartis is eligible to receive tiered-royalties on net sales at percentage rates up to the mid-teens. The Company evaluated AQW051 and determined that the asset is both incomplete and has substance. However, given the early stage of AQW051 and the future costs of development, no transaction value was allocated to this asset.

The Company accounted for the Settlement Agreement in accordance with the provisions of ASC Subtopic 805, Business Combinations (ASC 805). Under the provisions of ASC 805, the acquisition date for a business is the date on which the company obtains control of the acquiree. The Company obtained control on December 31, 2014, the effective date of the Settlement Agreement. The following summarizes the fair value of consideration exchanged as part of the Settlement Agreement:

(in thousands)
Equity issued	$25,904
Cash received	(25,000)
Settlement of pre-existing non-contractual relationship	18,087

$18,991

Assets acquired and recorded at fair value as of December 31, 2014 were as follows:

(in thousands)
Inventory	$2,960
Intangible—Re-acquired right	15,940
Prepaid services	91

$18,991

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company recorded the reacquired right as an intangible asset as of December 31, 2014. The Company is amortizing the reacquired right on a straight-line basis through November 2016. See Note 11, Intangible Assets, for further discussion.

Due to the effective date of the Settlement Agreement being December 31, 2014, the Company did not recognize any revenue or operating expenses related to U.S. or Canadian commercial sales of Fanapt® in the consolidated statement of operations for the period ending December 31, 2014. Non-recurring transaction costs of $0.6 million related to the acquisition are recorded in selling, general and administrative expenses in the consolidated statement of operations for the period ending December 31, 2014.

In connection with the Settlement Agreement, the Company and Novartis terminated the 2009 Amended Sublicense Agreement (the 2009 Agreement). Given the termination of this pre-existing contractual relationship and that there is no further obligations under the 2009 Agreement, the Company recognized a gain of $59.5 million, representing the remaining deferred revenue related to the $200.0 million upfront payment received from Novartis under the 2009 Agreement. This amount is included in gain on arbitration settlement in the consolidated statement of operations for the period ending December 31, 2014.

The Settlement Agreement provided for mutual release of claims and dismissed the Fanapt® Arbitration, which effectively settled a pre-existing non-contractual relationship. As a result, the Company recorded an $18.1 million gain on the settlement of arbitration, which represented the value of a potential future arbitration outcome. This amount was valued based on a probability weighted scenario analysis that took into consideration the probability of each potential future alternative outcomes of the arbitration between the parties. This amount is included in gain on arbitration settlement in the consolidated statement of operations for the period ending December 31, 2014.

Unaudited Pro forma Information

The following supplemental pro forma information summarizes the combined results of operations of the Company and the Fanapt® business as though the acquisition occurred on January 1, 2013. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results do not include any cost savings or other synergies that may result from the Fanapt® acquisition or any estimated costs that will be incurred to integrate Fanapt® into the Company. Future results may vary significantly from the results in this pro forma information because of future unknown events.

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013
Revenue	$79,335	$75,270
Net income (loss)	$(100,742)	$41,048
Basic income (loss) per share	$(2.90)	$1.35
Diluted income (loss) per share	$(2.90)	$1.29

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Fanapt® business. The pro forma consolidated results include historical revenues and expenses for the both the Company and the Fanapt® business with the following adjustments:

•	The timing of the gain on arbitration settlement as of January 1, 2013.

•	The increase to the gain on arbitration settlement due to the larger deferred revenue balance associated with the license agreement as of January 1, 2013.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

•	The removal of licensing revenue from the Company’s revenue associated with the up-front license fee received from Novartis.

•	The inclusion of intangible asset amortization expense associated with the intangible asset recorded as part of the acquisition.

•	The removal of the royalty associated with U.S. sales of Fanapt® from both the Company’s revenue and the expenses of the Fanapt® business.

•	The difference between the cost of inventory that Novartis incurred and the Company’s recorded fair value of inventory.

4.     Change in Method of Accounting for Stock-based Compensation

In January 2014, the Company elected to change its method of accounting for the attribution of compensation cost for stock options with graded-vesting and only service conditions to the straight-line method. Previously, attribution was based on the accelerated attribution method, which treated each vesting tranche as an individual award and amortized them concurrently. The straight-line method of accounting was adopted to better align the Company’s recognition of stock option compensation cost with its peers and to expense stock options and RSUs in a consistent manner. Comparative financial statements for prior periods have been adjusted to apply the straight-line method retrospectively. As a result of the change in method of accounting for stock-based compensation, the expense for stock-based compensation related to option awards was $2.2 million lower than it would have been under the accelerated attribution method for the year ended December 31, 2014. This resulted in an increase to net income of $2.2 million, or $0.06 per basic and diluted share for the year ended December 31, 2014.

There was no adjustment as a result of the change in method of accounting for stock-based compensation to amounts previously reported as assets, liabilities and total stockholders’ equity in the consolidated balance sheets for prior periods. However, amounts previously reported as additional paid-in capital and accumulated deficit for prior periods have been adjusted to reflect the change in method of accounting for stock-based compensation. The cumulative effect of the change on accumulated deficit as of January 1, 2012, the beginning of the earliest period presented in the financial statements was a reduction of $4.9 million. The adjustments as of December 31, 2011 were as follows:

Balance Sheet

	December 31, 2011
(in thousands, except for share and per share amounts)	As Previously Reported	Retrospective Adjustment	As Adjusted
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—		—
Common stock, $0.001 par value; 150,000,000 shares authorized; 28,117,026 shares issued and outstanding at December 31, 2011	$28	$—	$28
Additional paid-in capital	296,868	(4,945)	291,923
Accumulated other comprehensive income	21	—	21
Accumulated deficit	(263,443)	4,945	(258,498)

Total stockholders’ equity	$33,474	$—	$33,474

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The amounts previously reported in the consolidated statement of operations for research and development expense, selling, general and administrative expense and net loss for prior periods have been adjusted as a result of the change in method of accounting for stock-based compensation. The adjustments for the years ended December 31, 2013 and 2012 were as follows:

Statement of Operations

(in thousands, except for share and per share amounts)	Year Ended December 31, 2013			Year Ended December 31, 2012
	As previously Reported	Retrospective Adjustment	As Adjusted	As previously Reported	Retrospective Adjustment	As Adjusted
Revenues:
Licensing agreement	$26,789	$—	$26,789	$26,789	$—	$26,789
Royalty revenue	7,090	—	7,090	5,938	—	5,938

Total revenues	33,879	—	33,879	32,727	—	32,727
Operating expenses:
Cost of goods sold	—	—	—	129	—	129
Research and development	28,190	312	28,502	45,446	318	45,764
Selling, general and administrative	24,594	488	25,082	13,882	635	14,517
Intangible asset amortization	1,495	—	1,495	1,495	—	1,495

Total operating expenses	54,279	800	55,079	60,952	953	61,905

Loss from operations	(20,400)	(800)	(21,200)	(28,225)	(953)	(29,178)
Other income	145	—	145	561	—	561

Loss before tax benefit	(20,255)	(800)	(21,055)	(27,664)	(953)	(28,617)
Tax benefit	—	—	—	—	—	—

Net loss	$(20,255)	$(800)	$(21,055)	$(27,664)	$(953)	$(28,617)

Basic and diluted net loss per share	$(0.67)	$(0.02)	$(0.69)	$(0.98)	$(0.03)	$(1.01)

Weighted average shares outstanding, basic and diluted	30,351,353	—	30,351,353	28,228,409	—	28,228,409

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The amounts previously reported for net loss in the consolidated statement of comprehensive loss for prior periods have been adjusted as a result of the change in method of accounting for stock-based compensation. The adjustments for the years ended December 31, 2013 and 2012 were as follows:

Statement of Comprehensive Loss

	Year Ended December 31, 2013			Year Ended December 31, 2012
(in thousands)	As Previously Reported	Retrospective Adjustment	As Adjusted	As Previously Reported	Retrospective Adjustment	As Adjusted
Net loss	$(20,255)	$(800)	$(21,055)	$(27,664)	$(953)	$(28,617)

Other comprehensive income (loss):
Change in net unrealized loss on marketable securities	11	—	11	(11)	—	(11)
Tax provision on other comprehensive income (loss)	—	—	—	—	—	—

Other comprehensive income (loss), net of tax:	11	—	11	(11)	—	(11)

Comprehensive loss	$(20,244)	$(800)	$(21,044)	$(27,675)	$(953)	$(28,628)

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

There was no adjustment to the amounts previously reported for net cash used in operating activities in the consolidated statements of cash flows for prior periods as a result of the change in method of accounting for stock-based compensation. However, the amounts previously reported as net loss and employee and non-employee stock-based compensation expense in cash flows from operating activities have been adjusted to reflect the change in method of accounting for stock-based compensation. The adjustments for the years ended December 31, 2013 and 2012 were as follows:

Statement of Cash Flows

	Year Ended December 31, 2013			Year Ended December 31, 2012
(in thousands)	As Previously Reported	Retrospective Adjustment	As Adjusted	As Previously Reported	Retrospective Adjustment	As Adjusted
Cash flows from operating activities
Net loss	$(20,255)	$(800)	$(21,055)	$(27,664)	$(953)	$(28,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	432	—	432	633	—	633
Employee and non-employee stock-based compensation	4,604	800	5,404	4,094	953	5,047
Amortization of discounts and premiums on marketable securities	155	—	155	560	—	560
Intangible asset amortization	1,495	—	1,495	1,495	—	1,495
Landlord contributions for tenant improvements	—	—	—	1,826	—	1,826
Changes in assets and liabilities, net	(26,023)	—	(26,023)	(25,861)	—	(25,861)

Net cash used in operating activities	$(39,592)	$—	$(39,592)	$(44,917)	$—	$(44,917)

5.     Earnings per Share

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2014	2013	2012
Numerator:
Net income (loss)	$20,186	$(21,055)	$(28,617)

Denominator:
Weighted average shares outstanding: Basic	34,774,163	30,351,353	28,228,409
Effect of dilutive securities	1,912,560	—	—

Weighted average shares outstanding: Diluted	36,686,723	30,351,353	28,228,409

Net income (loss) per share, basic and diluted:
Basic	$0.58	$(0.69)	$(1.01)

Diluted	$0.55	$(0.69)	$(1.01)

Antidilutive securities excluded from calculations of diluted net income (loss) per share	3,524,656	4,409,811	5,462,476

The Company incurred a net loss for each of the years ended December 31, 2013 and 2012 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

6.     Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2014, which all have contract maturities of less than one year:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$30,618	$4	$(4)	$30,618
Corporate debt	$38,287	$25	$(9)	$38,303

	$68,905	$29	$(13)	$68,921

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2013:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$31,557	$9	$—	$31,566
Corporate debt	$34,008	$18	$(6)	$34,020

	$65,565	$27	$(6)	$65,586

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

7.     Accounts Receivable

Accounts receivable are recorded for product sales and royalty income and do not bear interest. As of December 31, 2014 and 2013, the Company recorded a royalty receivable from Novartis of $1.6 million and $2.0 million, respectively. The Company determines an allowance for doubtful accounts based on assessed customers’ ability to pay and economic trends. Such allowance is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company did not record any bad debt expense for the years ended December 31, 2014 2013 and 2012. At December 31, 2014 and 2013 the allowance for doubtful accounts was zero.

8.     Inventory

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory consisted of the following as of December 31, 2014 and December 31, 2013:

	December 31,
(in thousands)	2014	2013
Raw materials	$198	$—
Work-in-process	1,326	—
Finished goods	3,394	—
Deferred cost of goods sold	252	—

Total	$5,170	$—

9.     Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Prepaid insurance	$270	$167
Prepaid manufacturing cost	358	—
Other prepaid expenses and vendor advances	2,302	2,408
Other current assets	154	128

Total prepaid expenses and other current assets	$3,084	$2,703

10.    Property and Equipment

The following is a summary of the Company’s property and equipment-at cost, as of December 31, 2014 and 2013:

	Estimated Useful Life (Years)	December 31,
(in thousands)		2014	2013
Computer equipment	3	$1,316	$983
Furniture and fixtures	7	765	580
Leasehold improvements	11	2,089	1,884

		$4,170	$3,447
Accumulated depreciation and amortization		$(1,733)	$(1,249)

		$2,437	$2,198

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $0.4 million and $0.6 million, respectively.

11.    Intangible Assets

The following is a summary of the Company’s intangible assets as of December 31, 2014 and 2013:

	Estimated Useful Life	December 31, 2014
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$8,000	$539	$7,461
Fanapt®	November 2016	$27,941	$8,678	$19,263

	Estimated Useful Life	December 31, 2013
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Fanapt®	November 2016	$12,000	$6,963	$5,037

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

In 2009, the Company announced that the FDA had approved the NDA for Fanapt®. As a result of this approval, the Company met a milestone under its original sublicense agreement with Novartis that required the Company to make a license payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for Fanapt®, which as of December 31, 2013 the Company expected to last until May 2017. This reflected the expected duration of the Novartis commercialization of Fanapt® in the U.S. which was estimated to be through the expiry of the Fanapt® composition of matter patent, including a granted Hatch-Waxman extension and an assumed additional six month pediatric extension. In February 2014, the Company became aware of events that led it to believe that Novartis would not complete the ongoing pediatric efficacy studies in a time that would enable it to receive the incremental six-month pediatric term extension. This resulted in a six-month reduction to the estimated patent life from May 2017 to November 2016.

Pursuant to the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company. As a result, the Company recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired right to Fanapt®, which is being amortized on a straight-line basis through November 2016. The useful life estimation for the Fanapt® intangible asset is based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of the Fanapt® patent number 8,586,610, which is solely owned by the Company and expires in 2027. See Note 3, Settlement Agreement with Novartis, for further discussion.

The intangible assets are being amortized over their estimated useful economic life using the straight line method. Amortization expense was $2.3 million, $1.5 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of the future intangible asset amortization schedule as of December 31, 2014:

(in thousands)	Total	2015	2016	2017	2018	2019	Thereafter
HETLIOZ®	$7,461	$411	$411	$411	$411	$411	$5,406
Fanapt®	19,263	10,050	9,213	—	—	—	—

	$26,724	$10,461	$9,624	$411	$411	$411	$5,406

12.    Accrued Liabilities

The following is a summary of the Company’s accrued liabilities as of December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Accrued research and development expenses	$1,759	$2,324
Accrued consulting and other professional fees	2,522	2,015
Compensation and employee benefits	388	176
Other accrued liabilities	1,833	665

	$6,502	$5,180

13.    Deferred Revenue

The following is a summary of changes in total deferred revenue for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2014	2013
Balance beginning of period	$90,275	$117,064
Deferred Fanapt® product sales	174	—
Licensing revenue recognized	30,746	26,789
Recognized as part of gain on arbitration settlement	59,529	—

Balance end of period	$174	$90,275

The Company entered into an amended and restated sublicense agreement with Novartis in 2009, pursuant to which Novartis had the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million. The Company and Novartis established a Joint Steering Committee (JSC) following the effective date of the amended and restated sublicense agreement. The Company concluded that the JSC constitutes a deliverable under the amended and restated sublicense agreement and that revenue related to the upfront payment will be recognized ratably over the term of the JSC; however, the delivery or performance had no term as the exact length of the JSC is undefined. As a result, the Company deemed the performance period of the JSC to be the life of the U.S. patent of Fanapt®. Revenue related to the upfront payment was recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected duration of the Novartis commercialization of Fanapt® in the U.S. which was estimated to be through the expiry of the Fanapt® composition of patent, including a granted Hatch-Waxman extension (November 2016). During the years ended December 31, 2014, 2013 and 2012, the Company recognized revenue of $30.7 million, $26.8 million and $26.8 million, respectively, related to the license agreement.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

In connection with the Settlement Agreement with Novartis, the Company recognized the remaining deferred revenue balance of $59.5 million as part of the gain on arbitration settlement. See Note 3, Settlement Agreement with Novartis, for further discussion.

14.    Commitments and Contingencies

Operating leases

The following is a summary of the minimum annual future payments under operating leases as of December 31, 2014:

(in thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$14,710	$1,395	$1,500	$1,538	$1,576	$1,616	$7,085

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

In March 2014, the Company and the Landlord entered into a lease amendment (the Lease Amendment). Under the Lease Amendment, the Company has the right to occupy an additional 8,860 square feet in the building. The Lease Amendment has a 12 year and one month term beginning on September 1, 2014, but may be terminated early by either the Landlord or the Company upon certain conditions. The Company will pay approximately $0.4 million in additional annual rent over the term of the Lease Amendment, however, rent will be abated for the first nine months. The Landlord will provide the Company with an allowance of approximately $0.8 million for construction on the premises to the Company’s specifications, subject to certain conditions. Subject to the prior rights of other tenants in the building, the Company will have the right to renew the Lease Amendment for five years following the expiration of its original term. The Company will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions.

Rent expense under operating leases, was $1.7 million, $1.1 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Consulting fees

The Company engaged a regulatory consultant to assist the Company’s efforts to prepare, file and obtain FDA approval of an NDA for HETLIOZ®. As a result of the FDA approval of the NDA for HETLIOZ®, the Company made a milestone payment of $2.0 million in 2014. In 2013, as a result of the FDA acceptance of the NDA filing for HETLIOZ® for the treatment of Non-24, the Company made a milestone payment of $0.5 million to the regulatory consultant. These payments are included as research and development expense in the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively. In March 2014, the Company terminated the engagement.

Guarantees and indemnifications

The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

HETLIOZ®. In February 2004, the Company entered into a license agreement with Bristol-Myers Squibb Company (BMS) under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. In partial consideration for the license, the Company paid BMS an initial license fee of $0.5 million. The Company made a milestone payment to BMS of $1.0 million under the license agreement in 2006 relating to the initiation of its first Phase III clinical trial for HETLIOZ®. As a result of the FDA acceptance of the Company’s NDA for HETLIOZ® for the treatment of Non-24 in July 2013, the Company incurred a $3.0 million milestone obligation under the license agreement with BMS. As a result of the FDA’s approval of the HETLIOZ® NDA in January 2014, the Company incurred an $8.0 million milestone obligation in the first quarter of 2014 under the same license agreement that was capitalized as an intangible asset and is being amortized over the expected HETLIOZ® patent life in the U.S. The Company is obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where it commercializes HETLIOZ® for a period equal to the greater of 10 years post the first commercial sale in the territory or the expiry of the new chemical entity patent in that territory. During the period prior to the expiry of the new chemical entity patent in a territory, the Company is obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no new chemical entity patent existed or for the remainder of the 10 years after the expiry of the new chemical entity patent. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in our license agreement for HETLIOZ® to use our commercially reasonable efforts to develop and commercialize HETLIOZ®.

The license agreement was amended in April 2013 to add a process that would allow BMS to waive the right to develop and commercialize HETLIOZ® in those countries not covered by a development and commercialization agreement. Subsequent to the execution of the April 2013 amendment, BMS provided the Company with formal written notice that it irrevocably waived the option to exercise the right to reacquire any or all rights to any product (as defined in the license agreement) containing HETLIOZ®, or to develop or commercialize any such product, in the countries not covered by a development and commercialization agreement.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Fanapt®. Pursuant to the terms of the Settlement Agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014.

A predecessor company of Sanofi, Hoechst Marion Roussel, Inc. (HMRI), discovered Fanapt® and completed early clinical work on the product. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications, as well as certain Novartis patents and patent applications to develop and commercialize Fanapt®, through a sublicense agreement with Novartis. In partial consideration for this sublicense, the Company paid Novartis an initial license fee of $0.5 million and was obligated to make future milestone payments to Novartis of less than $100.0 million in the aggregate (the majority of which were tied to sales milestones), as well as royalty payments to Novartis at a rate which, as a percentage of net sales, was in the mid-twenties. As a result of the FDA’s approval of the NDA for Fanapt® in May 2009, the Company met a milestone under the sublicense agreement, which required it to make a payment of $12.0 million to Novartis.

In October 2009, the Company entered into an amended and restated sublicense agreement with Novartis, which amended and restated the June 2004 sublicense agreement. Pursuant to the amended and restated sublicense agreement, Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis was responsible for the further clinical development activities in the U.S. and Canada. Pursuant to the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million and was eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. The Company also received royalties, which, as a percentage of net sales, were in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. The Company retained exclusive rights to Fanapt® outside the U.S. and Canada and is obligated to make royalty payments to Sanofi S.A. on Fanapt® sales outside the U.S. and Canada.

The Company has entered into agreements with the following partners for the commercialization of Fanapt® in the countries set forth below:

Country	Partner	Market Approval Date
Mexico	Probiomed S.A. de C.V.	October 2013
Israel	Megapharm Ltd.	August 2012

Pursuant to the terms of the Settlement Agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company is obligated to make royalty payments to Sanofi, S.A. and Titan, at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200 million, and at a percentage in the mid-twenties on sales over $200 million through November 2016. After the expiration of the new chemical entity patent in major markets (US, United Kingdom, Germany, France, Italy, Spain and Japan) and some non-major markets, the Company will have a fixed royalty obligation to Sanofi on Fanapt® net sales of up to 9%. See Note 3, Settlement Agreement with Novartis, for further information.

Tradipitant.    In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications. The patent describing tradipitant as a new chemical entity expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments.

Pursuant to the license agreement, the Company paid Lilly an initial license fee of $1.0 million and will be responsible for all development costs. The initial license fee was recognized as research and development expense in the consolidated statement of operations for the year ended December 31, 2012. Lilly is also eligible to receive additional payments based upon achievement of specified development and commercialization

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. Vanda is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.

Either party may terminate the license agreement under certain circumstances, including a material breach of the license agreement by the other. In the event that Vanda terminates the license agreement, or if Lilly terminates due to Vanda’s breach or for certain other reasons set forth in the license agreement, all rights licensed and developed by Vanda under the license agreement will revert or otherwise be licensed back to Lilly on an exclusive basis, subject to payment by Lilly to the Company of a royalty on net sales of products that contain tradipitant.

AQW051.    In connection with the Settlement Agreement, the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Pursuant to the license agreement, the Company is obligated to use its commercially reasonable efforts to develop and commercialize AQW051 and is responsible for all development costs under the AQW051 license agreement. The Company has no milestone obligations; however, Novartis is eligible to receive tiered-royalties on net sales at percentage rates up to the mid-teens.

Future milestone payments.    No amounts were recorded as liabilities nor were any future contractual obligations relating to the license agreements included in the consolidated financial statements as of December 31, 2014 because the criteria for recording the future milestone payments have not yet been met. These criteria include the successful outcome of future clinical trials, regulatory filings, favorable FDA regulatory approvals, growth in product sales and other factors.

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

15.     Income Taxes

As of December 31, 2014 and 2013, the Company has provided a valuation allowance for the full amount of its net deferred tax asset since realization of any future benefit from deductible temporary differences and NOLs could not be sufficiently assured.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of the Company’s current and deferred income tax provision (benefit) for years ended December 31, 2014, 2013 and 2012:

Year Ended December 31,
(in thousands)	2014	2013	2012
Current income tax expense (benefit):
Federal	$—	$—	$—
State	—	—	—
Deferred income tax expense (benefit):
Federal	—	—	—
State	—	—	—

Total income tax expense (benefit)	$—	$—	$—

The following is a reconciliation between the Company’s statutory tax rate and effective tax rate for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Federal tax at statutory rate	34.0%	-34.0%	-34.0%
State taxes	7.2%	-4.0%	-3.3%
Change in valuation allowance	-59.7%	43.9%	70.3%
Research and development credit	1.3%	-1.1%	0.8%
Orphan drug credit	8.5%	-22.7%	-30.3%
Stock options	0.0%	0.0%	1.4%
Section 162(m) limitation	1.1%	1.2%	0.0%
Stock issuance cost	1.6%	0.0%	0.0%
Tax rate change	4.8%	-0.3%	-7.0%
Change in Maryland NOL	0.0%	18.5%	0.0%
Other non-deductible items	1.2%	-1.5%	2.1%

Effective tax rate	0.0%	0.0%	0.0%

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of the components of the Company’s deferred tax assets, net, and the related valuation allowance as of December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$73,626	$48,206
Stock-based compensation	17,160	17,626
Deferred revenue	—	36,670
Accrued and deferred expenses	532	566
Research and development and orphan drug credit carryforwards	36,772	38,597
Depreciation and amortization, net	118	110
Contributions carryforward	420	—
Reacquired rights	182	—
Licensing agreements	86	—

Total deferred tax assets	128,896	141,775

Deferred tax liabilities:
Licensing agreements	—	(616)
Unrealized gain on available for sale securities	(6)	(9)

Total deferred tax liabilities	(6)	(625)

Deferred tax assets	128,890	141,150
Valuation allowance	(128,890)	(141,150)

Net deferred tax assets	$—	$—

The fact that the Company has historically generated NOLs serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of December 31, 2014 and 2013. The net decrease in the tax valuation allowance was $12.3 million for the year ended December 31, 2014. The net increase in the tax valuation allowance was $7.9 million and $19.4 million for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2014, the Company had federal NOL carryforwards of $197.4 million, state NOL carryforwards of $201.3 million, which include $4.2 million of excess windfall benefits generated from stock options. The Company also has research and development credits of $6.2 million and orphan drug carryforward credits of $30.6 million. These NOL carryforwards and credits will begin to expire in 2028 and 2024, respectively.

Because the Company has generated NOLs from inception through December, 31, 2014, all income tax returns filed by the Company are open to examination by tax jurisdictions. As of December 31, 2014, the Company’s income tax returns have not been under examination by any federal or state tax jurisdictions.

The Company’s tax attributes, including NOLs and credits, are subject to any ownership changes as defined under IRC Section 382. A change in ownership could affect the Company’s ability to use its NOLs and credit carryforwards (tax attributes). Ownership changes did occur as of December 31, 2014 and December 31, 2008. However, the Company believes that it had sufficient Built-In-Gain to offset the IRC Section 382 limitation generated by the ownership changes. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations. Additionally, the Company maintains a valuation allowance on its tax attributes, therefore, any IRC Section 382 limitation would not have a material impact on the Company’s provision for income taxes as of December 31, 2014.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

As of December 31, 2014 and 2013, the Company had no uncertain tax positions.

The valuation allowance activity on deferred tax assets was as follows:

(in thousands)	Balance At Beginning Of Period	Additions Charged To Income Tax Expense	Reductions Credited To Income Tax Expense	Balance At End Of Period
Calendar year ended:
December 31, 2012	$113,823	$28,102	$8,654	$133,271
December 31, 2013	$133,271	$22,998	$15,119	$141,150
December 31, 2014	$141,150	$27,893	$40,153	$128,890

16.    Fair Value Measurements

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 at December 31, 2014 and 2013 are available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and U.S. government agency notes that use as their basis readily observable market parameters.

As of December 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurement as of December 31, 2014 Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$68,921	$30,618	$38,303	$—

As of December 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurement as of December 31, 2013 Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$65,586	$31,566	$34,020	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash,

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

accounts payable and accrued liabilities, the carrying value of which materially approximate their fair values. During the years ended December 31, 2014 and 2013, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

17.    Restricted Cash

The following is a summary of the Company’s restricted cash used to collateralize various letters of credit as of December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Current:
Rockville, Maryland office lease	$—	$430
Maryland Board of Pharmacy license	—	100

Total current	$—	$530

Non-current:
Washington, D.C. office lease	$785	$500
Maryland Board of Pharmacy license	—	—

Total non-current	$785	$500

18.    Public Offering of Common Stock

In October 2014, the Company completed a public offering of 5,750,000 shares of common stock at a price to the public of $11.60 per share. Net cash proceeds from the public offering were $62.3 million, after deducting the underwriting discounts and commissions and offering expenses. In August 2013, the Company completed a public offering of 4,680,000 shares of common stock at a price to the public of $11.14 per share. Net cash proceeds from the 2013 public offering were $48.5 million, after deducting the underwriting discounts and commissions and offering expenses.

19.    Equity Incentive Plans

As of December 31, 2014, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. An aggregate of 652,810 shares were subject to outstanding options granted under the 2004 Plan as of December 31, 2014, and no additional options will be granted under this plan. As of December 31, 2014, there were 10,329,472 shares of the Company’s common stock reserved for issuance under the 2006 Plan, of which 7,253,073 shares were subject to outstanding options and RSUs granted to employees and non-employees and 956,265 shares remained available for future grant. On January 1 of each year, the number of shares reserved under the 2006 Plan is automatically increased by the lesser of 4% of the total number of shares of common stock that are outstanding at that time or 1,500,000 shares (or such lesser number as may be approved by the Company’s board of directors). As of January 1, 2015, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,500,000 shares, increasing the number of shares of common stock available for issuance under the Plan to 11,829,472 shares.

The Company has granted option awards with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of December 31, 2014, $14.0 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.7 years. No option awards are classified as a liability as of December 31, 2014.

The following is a summary of option activity for the 2004 Plan for the years ended December 31, 2014, 2013, and 2012:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	677,145	$1.78	3.78	$2,016
Exercised	(5,000)	0.33		14

Outstanding at December 31, 2012	672,145	1.79	2.78	1,512
Exercised	(115)	4.73
Expired	(1,286)	3.67

Outstanding at December 31, 2013	670,744	1.79	1.78	7,124
Exercised	(17,934)	3.57

Outstanding at December 31, 2014	652,810	1.74	0.78	8,212

Exercisable at December 31, 2014	652,810	1.74	0.78	8,212

There are no options expected to vest as of December 31, 2014 under the 2004 Plan, given that the Company stopped issuing options from this plan in 2006.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of option activity for the 2006 Plan for the years ended December 31, 2014, 2013, and 2012:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,254,681	$12.16	7.65	$396
Granted	846,000	3.42
Forfeited	(149,091)	7.50
Expired	(76,103)	10.68
Exercised	(10,000)	1.02		22

Outstanding at December 31, 2012	4,865,487	10.83	7.15	634
Granted	1,245,500	10.18
Forfeited	(54,226)	6.14
Expired	(259,295)	10.65
Exercised	(263,848)	5.86		1,545

Outstanding at December 31, 2013	5,533,618	10.98	6.93	21,264
Granted	1,324,337	12.17
Forfeited	(237,108)	8.35
Exercised	(393,735)	7.08		2,923

Outstanding at December 31, 2014	6,227,112	11.58	6.71	28,523

Exercisable at December 31, 2014	3,822,302	12.31	5.18	19,110

Expected to vest at December 31, 2014	2,263,369	10.34	9.12	9,034

Proceeds from the exercise of stock options amounted to $2.9 million, $1.6 million and $0.01 million for the years ended December 31, 2014, 2013 and 2012, respectively.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in four equal annual installments provided that the employee remains employed with the Company. As of December 31, 2014, $8.3 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 2.2 years. No service RSUs are classified as a liability as of December 31, 2014.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of RSU activity for the 2006 Plan for the years ended December 31, 2014, 2013, and 2012:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	522,346	$7.43
Granted	245,000	3.28
Forfeited	(61,970)	7.64

Unvested at December 31, 2012	705,376	5.91
Granted	400,500	10.29
Forfeited	(21,000)	6.41
Vested	(201,186)	6.71

Unvested at December 31, 2013	883,690	7.70
Granted	436,115	12.28
Forfeited	(84,282)	6.75
Vested	(209,562)	6.67

Unvested at December 31, 2014	1,025,961	9.94

The grant date fair value for the 209,562 shares underlying RSUs that vested during the year ended December 31, 2014 was $1.4 million. In order for certain employees to satisfy the minimum statutory employee tax withholding requirements related to the issuance of common stock underlying certain of the RSUs that vested and settled during the year ended December 31, 2014, the Company withheld 32,386 shares of common stock and paid employee payroll withholding taxes of $0.4 million relating to the vesting and settlement of the RSUs.

20.    Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches 50 percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a four year period. The total Company match was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

21.    Legal Matters

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

Pursuant to the Settlement Agreement with Novartis, the Company assumed Novartis’ patent infringement action against Roxane in the U.S. District Court for the District of Delaware. The suit alleges that Roxane’s filing of an ANDA for generic iloperidone with a paragraph IV certification infringes Sanofi’s new chemical entity patent.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Roxane is defending on the grounds that the patent claims are invalid or unenforceable or that certain patent claims are not infringed. Roxane also filed a motion to dismiss on the grounds that the court lacks jurisdiction.

22.    Quarterly Financial Data (unaudited)

(in thousands, except for per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenue	$9,143	$10,862	$14,782	$15,370
Income (loss) from operations	(26,578)	(21,606)	(1,448)	69,693
Net income (loss)	(26,533)	(21,575)	(1,426)	69,719
Net income (loss) per share:
Basic	$(0.79)	$(0.64)	$(0.04)	$1.85
Diluted	$(0.79)	$(0.64)	$(0.04)	$1.77
2013 (1)

Revenue	$8,068	$8,319	$8,709	$8,783
Loss from operations	(4,565)	(3,413)	(5,431)	(7,791)
Net loss	(4,519)	(3,383)	(5,406)	(7,747)
Net loss per share, basic and diluted	$(0.16)	$(0.12)	$(0.17)	$(0.23)

The Company’s results for the fourth quarter of 2014 include a gain on arbitration settlement of $77.6 million, or $2.06 and $1.97 per basic and diluted share, respectively. See Note 3, Settlement Agreement with Novartis, for further discussion.

(1)	In the first quarter of 2014, the Company elected to change its method of accounting for stock-based compensation from the accelerated attribution method to the straight-line method. The consolidated financial data above for the year ended 2013 has been adjusted to reflect this change. See Note 4, Change in Method of Accounting for Stock-based Compensation, for further discussion.

VANDA PHARMACEUTICALS INC.

EXHIBITS

Exhibit Number	Description

3.8	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).

3.10	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference).

3.11	Second Amended and Restated Bylaws of the registrant, as amended and restated on December 16, 2008 (filed as Exhibit 3.11 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 17, 2008 and incorporated herein by reference).

4.1	2004 Securityholder Agreement (as amended) (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

4.4	Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).

4.5	Rights Agreement, dated as of September 25, 2008, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference).

4.6	Amendment to Rights Agreement, dated as of December 22, 2009, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.6 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 22, 2009 and incorporated herein by reference).

10.1	Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.2#	Sublicense Agreement between the registrant and Novartis Pharma AG dated June 4, 2004 (as amended) (relating to Fanapt®) (filed as Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference).

10.3#	Amended and Restated License, Development and Commercialization Agreement by and between Bristol-Myers Squibb Company and the registrant dated July 24, 2005 (relating to HETLIOZ®) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference).

10.7	Lease Agreement between the registrant and Red Gate III LLC dated June 25, 2003 (lease of Rockville, MD office space) (filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.8	Amendment to Lease Agreement between the registrant and Red Gate III LLC dated September 27, 2003 (filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

Exhibit Number	Description

10.10	Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.11	Form of Indemnification Agreement entered into by directors (filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.17	2006 Equity Incentive Plan (filed as Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).

10.19	Amendment to Lease Agreement between the registrant and MCC3 LLC (by Spaulding and Slye LLC) dated November 15, 2006 (filed as Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-51863) for the year ending December 31, 2006 and incorporated herein by reference).

10.20	Form of Tax Indemnity Agreement (filed as Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q (File No. 000-51863) for the period ending September 30, 2007 and incorporated herein by reference).

10.34	Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.34 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference).

10.37#	Amended and Restated Sublicense Agreement between the registrant and Novartis Pharma AG dated October 12, 2009 (relating to Fanapt®) (filed as Exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ending December 31, 2009 and incorporated herein by reference).

10.38	Employment Agreement for James Kelly dated December 13, 2010 (filed as Exhibit 10.38 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).

10.39	Amendment dated December 16, 2010 to Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).

10.41	Amended and Restated Tax Indemnity Agreement dated December 16, 2010 by and between the Registrant and Mihael H. Polymeropoulos (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).

10.42	Lease effective as of July 25, 2011 by and between Registrant and Square 54 Office Owner LLC filed as Exhibit 10.42 to the registrant’s quarterly report on Form 10-Q for the quarter ending September 31, 2011 and incorporated herein by reference).

10.43	Employment Agreement for Robert Repella dated October 24, 2011 (filed as Exhibit 10.43 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.44	Form of Notice of Stock Option Grant and Stock Option Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.44 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.45	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.45 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.46	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 15, 2010 (filed as Exhibit 10.38 to the registrant’s current report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

10.47	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of May 24, 2012, by and between the Registrant and Bristol-Myers Squibb Company (filed as Exhibit 10.46 to the registrant’s current report on Form 8-K filed on May 30, 2012 and incorporated herein by reference).

10.48#	License, Development and Commercialization Agreement, dated as of April 12, 2012, by and between Eli Lilly and Company and the Registrant (filed as Exhibit 10.48 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.50	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 25, 2013, by and between the Registrant and Bristol-Myers Squibb Company (filed as Exhibit 10.50 to the registrant’s current report on Form 8-K filed on April 29, 2013 and incorporated herein by reference).

10.51	Employment Agreement, dated as of April 15, 2013, by and between the Registrant and Paolo Baroldi (filed as Exhibit 10.51 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

10.52	Separation and Release Agreement for Robert Repella dated as of December 2, 2013.

10.53#	Manufacturing Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated January 24, 2014 (relating to HETLIOZ®).

10.54	Amendment to Lease agreement dated July 25, 2011 by and between Registrant and Square 54 Office Owner LLC, dated March 18, 2014, by and between the Registrant and Square 54 Office Owner LLC.

10.55*	Settlement Agreement and Mutual General Release by and among the Registrant and Novartis Pharma AG dated December 22, 2014.

10.56*†	Asset Transfer Agreement by and among the Registrant, Novartis Pharma AG and Novartis AG dated December 22, 2014 (relating to Fanapt®).

10.57#	Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated November 20, 1997 (filed as Exhibit 10.30 to Titan Pharmaceutical Inc.’s Registration Statement on Form S-3 (File No. 333-42367), as filed on December 16, 1997, and incorporated herein by reference).

10.58*†	Amendment No. 1 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated November 30, 1998.

10.59*†	Amendment No. 2 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated April 10, 2001.

10.60*†	Amendment No. 3 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated June 4, 2004.

10.61*	Stock Purchase Agreement between the Registrant and Novartis AG dated December 22, 2014.

10.62*†	License Agreement by and between the Registration and Novartis Pharma AG dated December 22, 2014 (relating to AQW051).

18.1	Preferability Letter of Independent Public Accounting Firm dated May 7, 2014.

Exhibit Number	Description

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

#	Confidential treatment has been granted with respect to certain provisions of this exhibit.
*	Filed herewith.
†	Confidential treatment has been requested with respect to certain provisions of this exhibit.

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

10.55	Settlement Agreement and Mutual General Release by and among the Registrant and Novartis Pharma AG dated December 22, 2014.

10.56†	Asset Transfer Agreement by and among the Registrant, Novartis Pharma AG and Novartis AG dated December 22, 2014 (relating to Fanapt®).

10.57#	Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated November 20, 1997 (filed as Exhibit 10.30 to Titan Pharmaceutical Inc.’s Registration Statement on Form S-3 (File No. 333-42367), as filed on December 16, 1997, and incorporated herein by reference).

10.58†	Amendment No. 1 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated November 30, 1998.

10.59†	Amendment No. 2 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated April 10, 2001.

10.60†	Amendment No. 3 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated June 4, 2004.

10.61	Stock Purchase Agreement between the Registrant and Novartis AG dated December 22, 2014.

10.62†	License Agreement by and between the Registration and Novartis Pharma AG dated December 22, 2014 (relating to AQW051).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements

†	Confidential treatment has been requested with respect to certain provisions of this exhibit.
#	Confidential treatment has been granted with respect to certain provisions of this exhibit.