Form 10-K/A
period 2014-12-31
Vanda Pharmaceuticals Inc.
filed 2015-06-10
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34186

VANDA PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Vanda Pharmaceuticals Inc. (the “Company”) for the fiscal year ended December 31, 2014 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 (the “Original Report”) is being filed in response to comments from the SEC and for the purpose of re-filing the agreements filed as Exhibits 10.56 and 10.59 to the Original Report in order to restore certain redacted information that was subject to a confidential treatment request by the Company.

This Amendment No. 1 consists of a cover page, this explanatory note, a revised list of exhibits (Item 15 of Part IV), a signature page, CEO and CFO certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Exhibits 10.56 and 10.59. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the CEO and CFO certifications have been omitted.

This Amendment No. 1 speaks as of the initial filing date of the Original Report. Other than as expressly set forth above, no part of the Original Report is being amended. Accordingly, other than as discussed above, this Amendment No. 1 does not purport to amend, update or restate any other information or disclosure included in the Original Report or reflect any events that have occurred after the initial filing date of the Original Report. As a result, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 continues to speak as of March 13, 2015 or, to the extent applicable, such other date as may be indicated in the Original Report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.8	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).

3.10	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference).

3.11	Third Amended and Restated Bylaws of the registrant, as amended and restated on September 18, 2014 (filed as Exhibit 3.12 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 22, 2014 and incorporated herein by reference).

4.4	Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).

4.5	Rights Agreement, dated as of September 25, 2008, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on September 25, 2008 and incorporated herein by reference).

4.6	Amendment to Rights Agreement, dated as of December 22, 2009, between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.6 to the registrant’s current report on Form 8-K (File No. 001-34186) as filed on December 22, 2009 and incorporated herein by reference).

10.1	Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.3#	Amended and Restated License, Development and Commercialization Agreement by and between Bristol-Myers Squibb Company and the registrant dated July 24, 2005 (relating to HETLIOZ®) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on February 16, 2006, and incorporated herein by reference).

10.10	Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.11	Form of Indemnification Agreement entered into by directors (filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as originally filed on December 29, 2005, and incorporated herein by reference).

10.17	2006 Equity Incentive Plan (filed as Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).

10.34	Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.34 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) for the quarter ending June 30, 2009 and incorporated herein by reference).

10.37#	Amended and Restated Sublicense Agreement between the registrant and Novartis Pharma AG dated October 12, 2009 (relating to Fanapt®) (filed as Exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ending December 31, 2009 and incorporated herein by reference).

10.38	Employment Agreement for James Kelly dated December 13, 2010 (filed as Exhibit 10.38 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).

10.39	Amendment dated December 16, 2010 to Amended and Restated Employment Agreement for Mihael H. Polymeropoulos dated December 16, 2008 (filed as Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).

10.41	Amended and Restated Tax Indemnity Agreement dated December 16, 2010 by and between the registrant and Mihael H. Polymeropoulos (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K for the year ending December 31, 2010 and incorporated herein by reference).

10.42	Lease effective as of July 25, 2011 by and between registrant and Square 54 Office Owner LLC filed as Exhibit 10.42 to the registrant’s quarterly report on Form 10-Q for the quarter ending September 31, 2011 and incorporated herein by reference).

10.43	Employment Agreement for Robert Repella dated October 24, 2011 (filed as Exhibit 10.43 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.44	Form of Notice of Stock Option Grant and Stock Option Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.44 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.45	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.45 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.46	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 15, 2010 by and between Bristol- Myers Squibb and the registrant (filed as Exhibit 10.38 to the registrant’s current report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

10.47	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of May 24, 2012, by and between the Registrant and Bristol-Myers Squibb Company (filed as Exhibit 10.46 to the registrant’s current report on Form 8-K filed on May 30, 2012 and incorporated herein by reference).

10.48#	License, Development and Commercialization Agreement, dated as of April 12, 2012, by and between Eli Lilly and Company and the registrant (filed as Exhibit 10.48 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.50	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 25, 2013, by and between the registrant and Bristol-Myers Squibb Company (filed as Exhibit 10.50 to the registrant’s current report on Form 8-K filed on April 29, 2013 and incorporated herein by reference).

10.51	Employment Agreement, dated as of April 15, 2013, by and between the registrant and Paolo Baroldi (filed as Exhibit 10.51 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

10.52	Separation and Release Agreement for Robert Repella dated as of December 2, 2013 (filed as Exhibit 10.52 to the registrant’s annual report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.53#	Manufacturing Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated January 24, 2014 (relating to HETLIOZ®) (filed as Exhibit 10.53 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.54	Amendment to Lease agreement dated July 25, 2011 by and between Registrant and Square 54 Office Owner LLC, dated March 18, 2014, by and between the registrant and Square 54 Office Owner LLC (filed as Exhibit 10.54 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.55+	Settlement Agreement and Mutual General Release by and among the registrant and Novartis Pharma AG dated December 22, 2014.

10.56*†	Asset Transfer Agreement by and among the registrant, Novartis Pharma AG and Novartis AG dated December 22, 2014 (relating to Fanapt®).

10.57#+	Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated November 20, 1997 (filed as Exhibit 10.30 to Titan Pharmaceutical Inc.’s Registration Statement on Form S-3 (File No. 333-42367), as filed on December 16, 1997, and incorporated herein by reference).

10.58+†	Amendment No. 1 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated November 30, 1998.

10.59*†	Amendment No. 2 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated April 10, 2001.

10.60+†	Amendment No. 3 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG dated June 4, 2004.

10.61+	Stock Purchase Agreement between the registrant and Novartis AG dated December 22, 2014.

10.62+†	License Agreement by and between the registrant and Novartis Pharma AG dated December 22, 2014 (relating to AQW051).

18.1	Preferability Letter of Independent Public Accounting Firm dated May 8, 2014) (filed as Exhibit 18.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following financial information, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

#	Confidential treatment has been granted with respect to certain provisions of this exhibit.
*	Filed herewith.
+	Previously filed as an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2014.
†	Confidential treatment has been requested with respect to certain provisions of this exhibit.
++	Previously furnished as an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2014.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized.

Vanda Pharmaceuticals Inc.

June 10, 2015	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer