Form 10-Q
period 2015-06-30
Vanda Pharmaceuticals Inc.
filed 2015-07-31
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 24, 2015, there were 42,285,426 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(in thousands, except for share and per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$48,337	$60,901
Marketable securities	98,300	68,921
Accounts receivable, net	15,818	3,654
Inventory	4,962	5,170
Prepaid expenses and other current assets	6,956	3,084

Total current assets	174,373	141,730
Property and equipment, net	3,869	2,437
Intangible assets, net	44,638	26,724
Restricted cash and other	813	813

Total assets	$223,693	$171,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,631	$835
Accrued and other current liabilities	43,562	6,951

Total current liabilities	45,193	7,786
Milestone obligation under license agreement	25,000	—
Other non-current liabilities	3,753	3,101

Total liabilities	73,946	10,887

Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 42,270,426 and 41,486,361 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	42	41
Additional paid-in capital	453,269	448,744
Accumulated other comprehensive income	27	16
Accumulated deficit	(303,591)	(287,984)

Total stockholders’ equity	149,747	160,817

Total liabilities and stockholders’ equity	$223,693	$171,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Product sales, net	$27,582	$1,559	$49,732	$1,559
Royalty revenue	—	1,539	—	3,230
Licensing revenue	—	7,764	—	15,216

Total revenues	27,582	10,862	49,732	20,005
Operating expenses:
Cost of goods sold	5,766	198	10,781	198
Research and development	5,946	3,514	10,424	10,777
Selling, general and administrative	18,386	28,139	37,192	56,032
Intangible asset amortization	2,942	617	7,086	1,182

Total operating expenses	33,040	32,468	65,483	68,189

Loss from operations	(5,458)	(21,606)	(15,751)	(48,184)
Other income	72	31	144	76

Net loss	$(5,386)	$(21,575)	$(15,607)	$(48,108)

Basic and diluted net loss per share	$(0.13)	$(0.64)	$(0.37)	$(1.42)

Weighted average shares outstanding, basic and diluted	41,991,578	33,874,625	41,868,944	33,777,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2015	2014	2015	2014
Net loss	$(5,386)	$(21,575)	$(15,607)	$(48,108)

Other comprehensive income (loss):
Change in net unrealized income (loss) on marketable securities	—	2	11	(11)
Tax provision on other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	—	2	11	(11)

Comprehensive loss	$(5,386)	$(21,573)	$(15,596)	$(48,119)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
(in thousands, except for share amounts)	Shares	Par Value	Capital	Income	Deficit	Total
Balances at December 31, 2014	41,486,361	$41	$448,744	$16	$(287,984)	$160,817
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	809,012	1	794	—	—	795
Shares withheld upon settlement of equity awards	(24,947)	—	(282)	—	—	(282)
Stock-based compensation expense	—	—	4,013	—	—	4,013
Net loss	—	—	—	—	(15,607)	(15,607)
Other comprehensive income, net of tax	—	—	—	11	—	11

Balances at June 30, 2015	42,270,426	$42	$453,269	$27	$(303,591)	$149,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,	June 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net loss	$(15,607)	$(48,108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	263	264
Stock-based compensation expense	4,013	2,836
Amortization of discounts and premiums on marketable securities	426	96
Intangible asset amortization	7,086	1,182
Changes in assets and liabilities:
Accounts receivable	(12,164)	(345)
Prepaid expenses and other current assets	(3,872)	(1,463)
Inventory	208	(1,093)
Accounts payable	796	(413)
Accrued and other liabilities	36,193	1,691
Deferred revenue	314	(15,216)

Net cash provided by (used in) operating activities	17,656	(60,569)

Cash flows from investing activities
Acquisition of intangible assets	—	(8,000)
Purchases of property and equipment	(939)	(378)
Purchases of marketable securities	(81,348)	(20,544)
Proceeds from sale of marketable securities	999	8,198
Maturities of marketable securities	50,555	31,235
Change in restricted cash	—	245

Net cash provided by (used in) investing activities	(30,733)	10,756

Cash flows from financing activities
Obligations paid in connection with settlement of equity awards	(282)	(436)
Proceeds from exercise of stock options	795	2,479

Net cash provided by financing activities	513	2,043

Net decrease in cash and cash equivalents	(12,564)	(47,770)
Cash and cash equivalents
Beginning of period	60,901	64,764

End of period	$48,337	$16,994

Non-cash investing activities
Acquisition of intangible asset included in non-current liabilities	$25,000	$—
Purchases of property and equipment in current liabilities	759	20

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business Organization and Presentation

Business Organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003 and the Company’s portfolio includes the following products:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), which was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® has potential utility in a number of circadian rhythm disorders.

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis Pharma AG (Novartis) until December 31, 2014. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to the Company. See Note 3, Settlement Agreement with Novartis, for further information. Additionally, the Company’s distribution partners launched Fanapt® in Israel and Mexico in 2014.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2014 included in the Company’s annual report on Form 10-K. The financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results for these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Net Product Sales

The Company’s net product sales consist of sales of HETLIOZ® and, beginning in 2015, sales of Fanapt®. Net sales by product for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2015	2014	2015	2014
HETLIOZ® product sales, net	$10,017	$1,559	$17,477	$1,559
Fanapt® product sales, net	17,565	—	32,255	—

	$27,582	$1,559	$49,732	$1,559

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

HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse. Revenues and accounts receivable are concentrated with these customers. The top six customers represented 95% of total revenues for the six months ended June 30, 2015, and the top three customers represented 72% of accounts receivable at June 30, 2015. The Company has not experienced any losses relating to receivables from customers.

The Company has entered into distribution agreements with Probiomed S.A. de C.V. (Probiomed) for the commercialization of Fanapt® in Mexico and Megapharm Ltd. for the commercialization of Fanapt® in Israel. With the exception of sales to Probiomed, the Company invoices and records revenue upon delivery of Fanapt® to the distribution partner. The Probiomed distribution agreement contains a contracted delivery price plus a revenue sharing provision based on Probiomed’s sales of Fanapt®. As a result, the selling price of Fanapt® is not fixed or determinable upon delivery of Fanapt® to Probiomed. The Company defers revenue recognition until the revenue sharing provision is calculated. As of June 30, 2015, the Company recorded $0.5 million of deferred revenue related to Fanapt® sales.

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

Advertising Expense

The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $0.9 million and $3.3 million for the three months ended June 30, 2015 and 2014, respectively, and $1.9 million and $4.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standards requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. At the time the new standard was issued, it was set to be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except for share and per share amounts)	2015	2014	2015	2014
Numerator:
Net loss	$(5,386)	$(21,575)	$(15,607)	$(48,108)

Denominator:
Weighted average shares outstanding, basic and diluted	41,991,578	33,874,625	41,868,944	33,777,207

Net loss per share, basic and diluted:
Net loss per share	$(0.13)	$(0.64)	$(0.37)	$(1.42)

Antidilutive securities excluded from calculations of diluted net loss per share	5,765,618	3,739,874	5,711,140	3,805,191

The Company incurred net losses for the three and six months ended June 30, 2015 and 2014 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

5. Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2015, which all have contract maturities of less than one year:

		Gross	Gross	Fair
June 30, 2015	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$54,628	$7	$(2)	$54,633
Corporate debt	43,645	26	(4)	43,667

	$98,273	$33	$(6)	$98,300

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2014:

		Gross	Gross	Fair
December 31, 2014	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$30,618	$4	$(4)	$30,618
Corporate debt	38,287	25	(9)	38,303

	$68,905	$29	$(13)	$68,921

6. Fair Value Measurements

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 as of June 30, 2015 and December 31, 2014 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the six months ended June 30, 2015.

As of June 30, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurement as of June 30, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
(in thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$98,300	$54,633	$43,667	$—

As of December 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurement as of December 31, 2014 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
(in thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$68,921	$30,618	$38,303	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, the carrying value of which materially approximate their fair values.

7. Inventory

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
Raw materials	$128	$198
Work-in-process	1,778	1,326
Finished goods	2,646	3,394
Deferred cost of goods sold	410	252

	$4,962	$5,170

Deferred cost of goods sold represents the cost of product shipped to Probiomed, for which revenue recognition has been deferred. See Note 2, Summary of Significant Accounting Policies, for a discussion of Fanapt® revenue recognition.

8. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
Prepaid insurance	$928	$270
Prepaid manufacturing cost	346	358
Other prepaid expenses and vendor advances	5,363	2,302
Other current assets	319	154

	$6,956	$3,084

9. Intangible Assets

The following is a summary of the Company’s intangible assets as of June 30, 2015:

		June 30, 2015
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(in thousands)	(Years)	Amount	Amortization	Amount
HETLIOZ®	January 2033	$33,000	$2,600	$30,400
Fanapt®	November 2016	27,941	13,703	14,238

		$60,941	$16,303	$44,638

The following is a summary of the Company’s intangible assets as of December 31, 2014:

		December 31, 2014
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(in thousands)	(Years)	Amount	Amortization	Amount
HETLIOZ®	January 2033	$8,000	$539	$7,461
Fanapt®	November 2016	27,941	8,678	19,263

		$35,941	$9,217	$26,724

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

The Company is obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. The likelihood of achieving the milestone and the related milestone obligation was determined to be probable during the six months ended June 30, 2015. As a result, the future obligation of $25.0 million was recorded as a non-current liability as of June 30, 2015 along with an addition of $25.0 million to capitalized intangible assets relating to HETLIOZ®. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset, which was created upon FDA approval on January 31, 2014. The actual payment of the $25.0 million will occur once the $250.0 million in cumulative worldwide sales of HETLIOZ® is realized. The $25.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which is expected to be January 2033. Amortization of intangible assets relating to HETLIOZ® amounted to $2.1 million for the six months ended June 30, 2015 and includes a catch-up adjustment of $1.2 million to retroactively record cumulative amortization from January 31, 2014 to December 31, 2014 for the milestone obligation of $25.0 million. In future periods the Company expects annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million until the expiration of the patent in 2033.

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

Pursuant to the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company. As a result, the Company recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired right to Fanapt®, which is being amortized on a straight-line basis through November 2016. The useful life estimation for the Fanapt® intangible asset is based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is 2031. See Note 3, Settlement Agreement with Novartis, for further discussion.

The intangible assets are being amortized over their estimated useful economic life using the straight-line method. Amortization expense was $2.9 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $7.1 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. The following is a summary of the future intangible asset amortization schedule as of June 30, 2015:

		Remainder
(in thousands)	Total	of 2015	2016	2017	2018	2019	Thereafter
HETLIOZ®	$30,400	$860	$1,721	$1,721	$1,721	$1,721	$22,656
Fanapt®	14,238	5,025	9,213	—	—	—	—

	$44,638	$5,885	$10,934	$1,721	$1,721	$1,721	$22,656

10. Accrued Liabilities

The following is a summary of the Company’s accrued liabilities as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
Accrued sales allowances	$28,738	$495
Accrued research and development expenses	1,953	1,759
Accrued consulting and other professional fees	4,475	2,522
Compensation and employee benefits	1,888	388
Royalties payable	5,000	602
Other accrued liabilities	1,508	1,185

	$43,562	$6,951

11. Deferred Revenue

The following is a summary of changes in total deferred revenue for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,	June 30,
(in thousands)	2015	2014
Balance beginning of period	$174	$90,275
Deferred Fanapt® product revenue	314	—
Licensing revenue recognized	—	15,216

Balance end of period	$488	$75,059

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

12. Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of June 30, 2015 and December 31, 2014. Changes in ownership may limit the amount of NOL carryforwards that can be utilized in the future to offset taxable income. Ownership changes did occur as of December 31, 2008 and December 31, 2014. The Company determined that there was sufficient Built-In-Gain as of December 31, 2008 to offset the Internal Revenue Code of 1986, as amended (IRC), Section 382 limitation generated by the ownership change. The Company believes that there is sufficient Built-In-Gain as of December 31, 2014 to offset the IRC Section 382 limitation generated by the ownership change. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations.

13. Commitments and Contingencies

Operating leases

The following is a summary of the minimum annual future payments under operating leases as of June 30, 2015:

		Remainder
(in thousands)	Total	of 2015	2016	2017	2018	2019	Thereafter
Operating leases	$14,051	$736	$1,500	$1,538	$1,576	$1,616	$7,085

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

In March 2014, the Company and the Landlord entered into a lease amendment (the Lease Amendment). Under the Lease Amendment, the Company has the right to occupy an additional 8,860 square feet in the building. The Lease Amendment has a 12 year and one month term beginning on September 1, 2014, but may be terminated early by either the Landlord or the Company upon certain conditions. The Company will pay approximately $0.4 million in additional annual rent over the term of the Lease Amendment; however, rent was abated for the first nine months of the amended lease ending on June 30, 2015. The Landlord provided the Company with a cash allowance of $0.8 million for tenant improvements. The allowance for tenant improvements is reflected in the consolidated financial statements as an increase to the deferred rent liability for the six months ended June 30, 2015. Subject to the prior rights of other tenants in the building, the Company will have the right to renew the Lease Amendment for five years following the expiration of its original term. The Company will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions.

Rent expense under operating leases, was $0.5 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

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

In May 2015, the Company filed a lawsuit against Inventia Healthcare Pvt. Ltd. (Inventia) in the U.S. District Court for the District of Delaware. The suit seeks an adjudication that Inventia has infringed on one or more claims of one of the Company’s patents by submitting to the FDA an ANDA for a generic version of Fanapt®. The relief requested by the Company includes a request for a permanent injunction preventing Inventia from infringing the asserted claims of the patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the patent in 2027. The Company received Inventia’s paragraph IV notice regarding the Patent on April 3, 2015.

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

Assumptions used in the Black-Scholes-Merton option pricing model for stock options granted during the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended
	June 30,	June 30,
	2015	2014
Expected dividend yield	0%	0%
Weighted average expected volatility	61%	64%
Weighted average expected term (years)	5.99	5.83
Weighted average risk-free rate	1.61%	1.77%
Weighted average fair value per share	$6.15	$7.14

Total stock-based compensation expense related to stock-based awards for the three and six months ended June 30, 2015 and 2014 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2015	2014	2015	2014
Research and development	$603	$454	$1,227	$935
Selling, general and administrative	1,465	989	2,786	1,901

	$2,068	$1,443	$4,013	$2,836

As of June 30, 2015, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. There were 198,148 shares subject to outstanding options granted under the 2004 Plan as of June 30, 2015, and no additional options will be granted under the 2004 Plan. As of June 30, 2015, there were 11,829,472 shares of the Company’s common stock reserved for issuance under the 2006 Plan, of which 7,641,146 shares were subject to outstanding options and RSUs and 1,713,842 shares remained available for future grant. On January 1 of each year, the number of shares reserved under the 2006 Plan is automatically increased by the lesser of 4% of the total number of shares of common stock that are outstanding at that time or 1,500,000 shares (or such lesser number as may be approved by the Company’s board of directors). As of January 1, 2015, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,500,000 shares, increasing the number of shares of common stock available for issuance under the Plan to 11,829,472 shares.

The Company has granted option awards with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of June 30, 2015, $14.8 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.6 years. No option awards are classified as a liability as of June 30, 2015.

A summary of option activity for the 2004 Plan for the six months ended June 30, 2015 follows:

2004 Option Plan		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price at	Remaining Term	Intrinsic
(in thousands, except for share and per share amounts)	Shares	Grant Date	(Years)	Value
Outstanding at December 31, 2014	652,810	1.74	0.78	8,212
Exercised	(454,662)	0.44		4,559

Outstanding at June 30, 2015	198,148	4.73	0.50	4,455

Exercisable at June 30, 2015	198,148	4.73	0.50	1,577

Vested and expected to vest at June 30, 2015	198,148	4.73	0.50	1,577

A summary of option activity for the 2006 Plan for the six months ended June 30, 2015 follows:

2006 Option Plan		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price at	Remaining Term	Intrinsic
(in thousands, except for share and per share amounts)	Shares	Grant Date	(Years)	Value
Outstanding at December 31, 2014	6,227,112	11.58	6.71	28,523
Granted	721,500	11.35
Forfeited	(166,606)	11.10
Expired	(2,409)	11.70
Exercised	(123,257)	5.32		794

Outstanding at June 30, 2015	6,656,340	11.68	6.52	19,773

Exercisable at June 30, 2015	4,151,650	12.20	5.02	14,830

Vested and expected to vest at June 30, 2015	6,456,458	11.69	6.43	19,516

Proceeds from the exercise of stock options amounted to $0.8 million for the six months ended June 30, 2015.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in four equal annual installments provided that the employee remains employed with the Company. As of June 30, 2015, $9.2 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 2.0 years. No service RSUs are classified as a liability as of June 30, 2015.

A summary of RSU activity for the 2006 Plan for the six months ended June 30, 2015 follows:

RSUs	Number of	Weighted
	Shares	Average
	Underlying	Grant Date
	RSUs	Fair Value
Unvested at December 31, 2014	1,025,961	$9.94
Granted	253,000	11.23
Forfeited	(63,062)	10.88
Vested	(231,093)	7.96

Unvested at June 30, 2015	984,806	10.67

The grant date fair value for the 231,093 shares underlying RSUs that vested during the six months ended June 30, 2015 was $1.8 million.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	our ability to successfully commercialize HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the U.S. and Europe;

•	uncertainty as to the market awareness of Non-24 and the market acceptance of HETLIOZ®;

•	our ability to generate U.S. sales of Fanapt® (iloperidone) for the treatment of schizophrenia;

•	the timing and costs of our establishment of a sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote Fanapt® in the U.S.;

•	our dependence on third-party manufacturers to manufacture HETLIOZ® and Fanapt® in sufficient quantities and quality;

•	our limited sales and marketing infrastructure;

•	the regulatory status of Fanapt® in Europe;

•	our ability to successfully commercialize HETLIOZ® and Fanapt® outside of the U.S.;

•	our ability to obtain the capital necessary to fund our research and development or commercial activities;

•	a loss of rights to develop and commercialize our products under our license agreements;

•	the failure to obtain, or any delay in obtaining, regulatory approval for our products or to comply with ongoing regulatory requirements;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the U.S. Food and Drug Administration (FDA) approval of Fanapt®;

•	the ability to obtain and maintain regulatory approval of our products, and the labeling for any approved products;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	a failure of our products to be demonstrably safe and effective;

•	our failure to identify or obtain rights to new products;

•	a loss of any of our key scientists or management personnel;

•	limitations on our ability to utilize some of all of our prior net operating losses and orphan drug and research and development credits;

•	our ability to prepare, file, prosecute, defend and enforce any patent claims and other intellectual property rights;

•	the cost and effects of litigation;

•	losses incurred from product liability claims made against us; and

•	use of our existing cash, cash equivalents and marketable securities.

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

We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2014, which contains a discussion of the risks and uncertainties associated with our business. In addition to the risks described below and in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2014, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (SEC) from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Overview

Vanda Pharmaceuticals Inc. (we, our, or Vanda) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We commenced operations in 2003 and our product portfolio includes:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), which was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. This authorization is valid in the 28 countries that are members of the European Union (EU), as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® has potential utility in a number of circadian rhythm disorders.

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis Pharma AG (Novartis) until December 31, 2014. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us. See Settlement Agreement with Novartis footnote to the condensed consolidated financial statements included in Part I of in this quarterly report on Form 10-Q for additional information. We expect to file for European regulatory approval of oral Fanapt® in the second half of 2015. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Operational Highlights

HETLIOZ® (tasimelteon)

•	HETLIOZ® U.S. net product sales grew to $10.0 million in the second quarter of 2015, a 34% increase compared to $7.5 million in the first quarter of 2015.

•	In July 2015, the European Commission approved HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in totally blind adults in the EU.

•	HETLIOZ® life cycle management activities continue to progress with plans to initiate a Phase III study of HETLIOZ® for the treatment of jet lag during 2015.

•	A HETLIOZ® interventional study for the treatment of Smith-Magenis Syndrome is expected to begin during the fourth quarter of 2015.

•	During July 2015, HETLIOZ® patent number 9,060,995 (‘995) was listed in the U.S. Food and Drug Administration’s (FDA) Orange Book. The ‘995 patent expires in January 2033.

Fanapt® (iloperidone)

•	Fanapt® U.S net product sales grew to $17.6 million in the second quarter of 2015, a 20% increase compared to $14.7 million in the first quarter of 2015.

•	Vanda expects to file a supplemental New Drug Application for Fanapt® with the FDA in the second half of 2015 to include the results from the long-term maintenance REPRIEVE (Relapse prevention study in patients with schizophrenia) clinical study in the Fanapt® package insert.

•	Vanda expects to file for European regulatory approval of oral Fanapt® in the second half of 2015.

Tradipitant (VLY-686)

•	Vanda expects to initiate a Phase II study in chronic pruritus in patients with atopic dermatitis in the fourth quarter of 2015, seeking to confirm the exploratory efficacy findings reported in the Phase II proof of concept study (2101).

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our ability to successfully commercialize HETLIOZ® and Fanapt® and in the U.S., on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Risk Factors reported in Item 1A of Part II of this quarterly report on Form 10-Q.

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

We have entered into distribution agreements with Probiomed S.A.de C.V. (Probiomed) for the commercialization of Fanapt® in Mexico and Megapharm Ltd. for the commercialization of Fanapt® in Israel. With the exception of sales to Probiomed, we invoice and record revenue upon delivery of Fanapt® to our distribution partner. The Probiomed distribution agreement contains a contracted delivery price plus a revenue sharing provision based on Probiomed’s sales of Fanapt®. As a result, the selling price of Fanapt® is not fixed or determinable upon delivery of Fanapt® to Probiomed. We defer revenue recognition until the revenue sharing provision is calculated. As of June 30, 2015, we recorded $0.5 million of deferred revenue related to Fanapt® sales.

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

The following table summarizes sales discounts and allowance activity for the six months ended June 30, 2015:

		Discounts,
	Rebates and	Returns and
(in thousands)	Chargebacks	Other	Total
Balances at December 31, 2014	$368	$268	$636
Provision related to current period sales	26,610	8,494	35,104
Adjustments for prior period sales	(142)	140	(2)
Credits/payments made	(594)	(5,546)	(6,140)

Balances at June 30, 2015	$26,242	$3,356	$29,598

The provision of $26.6 million for rebates and chargebacks for the six months ended June 30, 2015 primarily represents Medicaid rebates applicable to sales of Fanapt®.

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

Stock-based compensation. We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on the historical volatility of our publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception (other than a dividend of preferred share purchase rights which was declared in September 2008) and do not plan to pay dividends in the foreseeable future. Stock-based compensation expense is also affected by the expected forfeiture rate for the respective option grants. If our estimates of the fair value of these equity instruments or expected forfeitures are too high or too low, it would have the effect of overstating or understating expenses.

Stock-based compensation expense related to stock-based awards for the three and six months ended June 30, 2015 and 2014 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2015	2014	2015	2014
Research and development	$603	$454	$1,227	$935
Selling, general and administrative	1,465	989	2,786	1,901

	$2,068	$1,443	$4,013	$2,836

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries, other related costs for personnel, including stock-based compensation, related to executive, finance, accounting, information technology, marketing, medical affairs and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for marketing, medical affairs, legal, accounting and other professional services. Selling, general and administrative expenses also include third party expenses incurred to support sales, business development, marketing and other business activities.

Intangible Assets

The following is a summary of our intangible assets as of June 30, 2015:

		June 30, 2015
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(in thousands)	(Years)	Amount	Amortization	Amount
HETLIOZ®	January 2033	$33,000	$2,600	$30,400
Fanapt®	November 2016	27,941	13,703	14,238

		$60,941	$16,303	$44,638

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

We are obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. The likelihood of achieving the milestone and the related milestone obligation was determined to be probable during the six months ended June 30, 2015. As a result, the future obligation of $25.0 million was recorded as a non-current liability as of June 30, 2015 along with an addition of $25.0 million to capitalized intangible assets relating to HETLIOZ®. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset, which was created upon FDA approval on January 31, 2014. The actual payment of the $25.0 million will occur once the $250.0 million in cumulative worldwide sales of HETLIOZ® is realized. The $25.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which is expected to be January 2033. Amortization of intangible assets relating to HETLIOZ® amounted to $2.1 million for the six months ended June 30, 2015 and includes a catch-up adjustment of $1.2 million to retroactively record cumulative amortization from February 1, 2014 to December 31, 2014 for the milestone obligation of $25.0 million. In future periods the Company expects annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million until the expiration of the patent in 2033.

In 2009, the FDA approved the NDA for Fanapt®. As a result of this approval, we met a milestone under our original sublicense agreement with Novartis that required us to make a license payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight-line basis over the remaining life of the U.S. composition of matter patent for Fanapt® to November 2016.

Pursuant to the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us. As a result, we recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired right to Fanapt®, which is being amortized on a straight-line basis through November 2016. The useful life estimation for the Fanapt® intangible asset is based on the market participant methodology prescribed by ASC Subtopic 805, Business Combinations (ASC 805), and therefore does not reflect the impact of additional Fanapt® patents solely owned by us with varying expiration dates, the latest of which is 2031.

The following table summarizes our future intangible asset amortization schedule as of June 30, 2015:

		Remainder
(in thousands)	Total	of 2015	2016	2017	2018	2019	Thereafter
HETLIOZ®	$30,400	$860	$1,721	$1,721	$1,721	$1,721	$22,656
Fanapt®	14,238	5,025	9,213	—	—	—	—

	$44,638	$5,885	$10,934	$1,721	$1,721	$1,721	$22,656

Recent Accounting Pronouncements

See Summary of Significant Accounting Policies footnote to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $303.6 million as of June 30, 2015. Our total stockholders’ equity was $149.7 million as of June 30, 2015, and reflects net proceeds of $62.3 million from the public offering of common stock completed in October 2014 and $25.0 million from the issuance of common stock to Novartis in December 2014.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenues. Total revenues increased by $16.7 million, or 153%, to $27.6 million for the three months ended June 30, 2015 compared to $10.9 million for the three months ended June 30, 2014. Revenues were as follows:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2015	2014	Change
HETLIOZ® product sales, net	$10,017	$1,559	$8,458
Fanapt® product sales, net	17,565	—	17,565
Fanapt® royalty revenue	—	1,539	(1,539)
Fanapt® licensing agreement	—	7,764	(7,764)

	$27,582	$10,862	$16,720

HETLIOZ® was commercially launched in the U.S. in April 2014.

Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us in December 2014. We began selling Fanapt® commercially in the U.S. in January 2015. Fanapt® royalty revenue for the three months ended June 30, 2014 represented amounts due from Novartis based on quarterly U.S. sales of Fanapt® by Novartis, and Fanapt® license revenue for the three months ended June 30, 2014 represented amortization of deferred revenue from the $200.0 million up-front license fee received from Novartis. Pursuant to the Settlement Agreement, royalties from Novartis ceased, and the remaining balance of the deferred revenue as of December 31, 2014 related to the up-front license fee was recognized as part of gain on arbitration settlement in the consolidated statement of operations in the fourth quarter of 2014.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2015 was $5.8 million compared to $0.2 million for the three months ended June 30, 2014. HETLIOZ® was commercially launched in the U.S. in April 2014, and we began selling Fanapt® commercially in the U.S. in January 2015. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs for the three months ended June 30, 2015 were 10% of net U.S. sales of HETLIOZ® and 23% of net U.S sales of Fanapt®.

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

We began capitalizing HETLIOZ® manufacturing costs as inventory following the receipt of marketing approval from the FDA on January 31, 2014. As of June 30, 2015, we had approximately $0.3 million, $1.5 million and $0.0 million of reduced-cost HETLIOZ® finished goods, work-in-process inventory, and raw materials inventory, respectively, on hand.

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

Fanapt® work-in-process inventory and finished goods inventory acquired from Novartis as part of the acquisition of the Fanapt® business was recorded at fair value. The fair value of the inventory acquired from Novartis represents a higher cost than if new work-in-process inventory and finished goods inventory was manufactured at this time. We expect that, in the future, total Fanapt® manufacturing costs included in cost of goods sold will be less than 4% of our net Fanapt® product sales

Research and development expenses. Research and development expenses increased by $2.4 million, or 69%, to $5.9 million for the three months ended June 30, 2015 compared to $3.5 million for the three months ended June 30, 2014. The following table summarizes the costs of our product development initiatives for the three months ended June 30, 2015 and 2014. Included in this table are the research and development expenses recognized in connection with the clinical development of HETLIOZ®, Fanapt®, tradipitant and Trichostatin A.

	Three Months Ended
	June 30,	June 30,
(in thousands)	2015	2014
Direct project costs (1)
HETLIOZ®	$1,763	$2,112
Fanapt®	1,870	(6)
Tradipitant	677	427
Trichostatin A	451	62

	4,761	2,595

Indirect project costs (1)
Stock-based compensation	603	454
Other indirect overhead	582	465

	1,185	919

Total research and development expense	$5,946	$3,514

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $9.7 million, or 35%, to $18.4 million for the three months ended June 30, 2015 compared to $28.1 million for the three months ended June 30, 2014. The decrease is primarily due to the commercial launch of HETLIOZ® in the U.S. for the treatment of Non-24 in April 2014. Our sales and marketing effort included the addition of marketing programs, field-based sales and national account teams. We incurred costs associated with a HETLIOZ® branded advertising campaign and our Non-24 Disease Awareness campaign, which included radio and television advertisements broadcast nationwide. We added a medical affairs team in 2014 to support HETLIOZ® and Non-24 medical education. The decrease was partly offset by expenses for our launch of Fanapt® in the U.S. Our field sales force began promotion of Fanapt® in the U.S. in April 2015.

Intangible asset amortization. Intangible asset amortization increased by $2.3 million to $2.9 million for the three months ended June 30, 2015 compared to $0.6 million for the three months ended June 30, 2014. The increase reflects additional amortization of $2.1 million relating to Fanapt®. Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us in December 2014 resulting in an increase in capitalized intangible assets of $15.9 million that is being amortized until November 2016.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenues. Total revenues increased by $29.7 million, or 149%, to $49.7 million for the six months ended June 30, 2015 compared to $20.0 million for the six months ended June 30, 2014. Revenues were as follows:

	Six Months Ended
	June 30,	June 30,
(in thousands)	2015	2014	Change
HETLIOZ® product sales, net	$17,477	$1,559	$15,918
Fanapt® product sales, net	32,255	—	32,255
Fanapt® royalty revenue	—	3,230	(3,230)
Fanapt® licensing agreement	—	15,216	(15,216)

	$49,732	$20,005	$29,727

HETLIOZ® was commercially launched in the U.S. in April 2014.

Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us in December 2014. We began selling Fanapt® commercially in the U.S. in January 2015. Fanapt® royalty revenue for the six months ended June 30, 2014 represented amounts due from Novartis based on quarterly U.S. sales of Fanapt® by Novartis, and Fanapt® license revenue for the six months ended June 30, 2014 represented amortization of deferred revenue from the $200.0 million up-front license fee received from Novartis. Pursuant to the Settlement Agreement, royalties from Novartis ceased, and the remaining balance of the deferred revenue as of December 31, 2014 related to the up-front license fee was recognized as part of gain on arbitration settlement in the consolidated statement of operations in the fourth quarter of 2014.

Cost of goods sold. Cost of goods sold for the six months ended June 30, 2015 was $10.8 million compared to $0.2 million for the six months ended June 30, 2014. HETLIOZ® was commercially launched in the U.S. in April 2014, and we began selling Fanapt® commercially in the U.S. in January 2015. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs for the six months ended June 30, 2015 were 10% of net U.S. sales of HETLIOZ® and 23% of net U.S sales of Fanapt®.

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

We began capitalizing HETLIOZ® manufacturing costs as inventory following the receipt of marketing approval from the FDA on January 31, 2014. As of June 30, 2015, we had approximately $0.3 million, $1.5 million and $0.0 million of reduced-cost HETLIOZ® finished goods, work-in-process inventory, and raw materials inventory, respectively, on hand.

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

Fanapt® work-in-process inventory and finished goods inventory acquired from Novartis as part of the acquisition of the Fanapt® business was recorded at fair value. The fair value of the inventory acquired from Novartis represents a higher cost than if new work-in-process inventory and finished goods inventory was manufactured at this time. We expect that, in the future, total Fanapt® manufacturing costs included in cost of goods sold will be less than 4% of our net Fanapt® product sales

Research and development expenses. Research and development expenses decreased by $0.4 million, or 4%, to $10.4 million for the six months ended June 30, 2015 compared to $10.8 million for the six months ended June 30, 2014. The following table summarizes the costs of our product development initiatives for the six months ended June 30, 2015 and 2014. Included in this table are the research and development expenses recognized in connection with the clinical development of HETLIOZ®, Fanapt®, tradipitant and Trichostatin A.

	Six Months Ended
	June 30,	June 30,
(in thousands)	2015	2014
Direct project costs (1)
HETLIOZ®	$3,467	$7,802
Fanapt®	2,727	71
Tradipitant	1,078	1,014
Trichostatin A	799	70

	8,071	8,957

Indirect project costs (1)
Stock-based compensation	1,227	935
Other indirect overhead	1,126	885

	2,353	1,820

Total research & development expense	$10,424	$10,777

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $18.8 million, or 34%, to $37.2 million for the six months ended June 30, 2015 compared to $56.0 million for the six months ended June 30, 2014. The decrease is primarily due to the commercial launch of HETLIOZ® in the U.S. for the treatment of Non-24 in April 2014. Our sales and marketing effort included the addition of marketing programs, field-based sales and national account teams. We incurred cost associated with a HETLIOZ® branded advertising campaign and our Non-24 Disease Awareness campaign, which included radio and television advertisements broadcast nationwide. We added a medical affairs team in 2014 to support HETLIOZ® and Non-24 medical education. The reduction was partly offset by expenses for our launch of Fanapt® in the U.S. Our field sales force began promotion of Fanapt® in the U.S. in April 2015.

Intangible asset amortization. Intangible asset amortization increased by $5.9 million to $7.1 million for the six months ended June 30, 2015 compared to $1.2 million for the six months ended June 30, 2014. The increase reflects additional amortization of $4.1 million relating to Fanapt®. Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us in December 2014 resulting in an increase in capitalized intangible assets of $15.9 million that is being amortized until November 2016. The increase also reflects additional amortization of $1.8 million relating to HETLIOZ®. The likelihood of achieving a future milestone obligation that becomes payable to BMS when cumulative sales of HETLIOZ® equal $250.0 million was determined to be probable in the first quarter of 2015 resulting in an increase in capitalized intangible assets of $25.0 million and a corresponding increase in accrued non-current liabilities. The additional amortization relating to HETLIOZ® includes a catch-up adjustment of $1.2 million to retroactively record cumulative amortization from February 1, 2014 to December 31, 2014. We expect that annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million in future years until the expiration of the patent in 2033.

Liquidity and Capital Resources

As of June 30, 2015, our total cash and cash equivalents and marketable securities were $146.6 million compared to $129.8 million at December 31, 2014. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

Our liquidity resources as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30,	December 31,
(in thousands)	2015	2014
Cash and cash equivalents	$48,337	$60,901
Marketable securities:
U.S. Treasury and government agencies	54,633	30,618
Corporate debt	43,667	38,303

Total marketable securities	98,300	68,921

Total cash and cash equivalents	$146,637	$129,822

As of June 30, 2015, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to incur substantial costs and expenses throughout 2015 and beyond in connection with the continued U.S. commercial launch of HETLIOZ® and selling Fanapt® commercially in the U.S., while evaluating the commercial opportunity for HETLIOZ® in the European countries in which it has been approved. Additionally, we continue to pursue market approval of HETLIOZ® and Fanapt® in other regions. Because of the uncertainties discussed above, the costs to advance our research and development projects and the continued commercial launch of HETLIOZ® and selling Fanapt® commercially in the U.S., are difficult to estimate and may vary significantly. It is uncertain whether our existing funds will be sufficient to meet our operating needs. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities and the magnitude of our discovery, preclinical and clinical development programs.

We may need or desire to obtain additional capital to finance our operations through debt, equity or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant liens on certain of our assets that may limit our flexibility and debt securities may be convertible into common stock. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities which could harm our business, financial condition and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Cash Flow

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,	June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$17,656	$(60,569)
Investing activities	(30,733)	10,756
Financing activities	513	2,043

Net decrease in cash and cash equivalents	$(12,564)	$(47,770)

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

Net cash provided by operating activities was $17.7 million for the six months ended June 30, 2015, an increase of $78.3 million from net cash used in operating activities of $60.6 million for the six months ended June 30, 2014. The increase resulted from a reduction in the net loss of $32.5 million and an increase of $7.4 million in non-cash charges. Non-cash charges resulting from the amortization of intangible assets increased $5.9 million, of which $4.1 million was for Fanapt® and $1.8 million was for HETLIOZ®. Non-cash charges for stock-based compensation increased by $1.2 million. In addition, the increase in net cash provided by operating activities reflects $34.5 million from a net increase in accrued liabilities primarily for sales allowances relating to initial sales of Fanapt® in the 2015 period. Net cash used in operating activities for the six months ended June 30, 2014 had included non-cash revenue of $15.2 million from the amortization of deferred revenue relating to Fanapt®. The increase in net cash provided by operating activities was partly offset by a net increase of $11.8 million in accounts receivable resulting from initial sales of Fanapt® in the 2015 period.

Net cash used in investing activities was $30.7 million for the six months ended June 30, 2015, a decrease of $41.5 million from net cash provided by investing activities of $10.8 million for the six months ended June 30, 2014. The decrease primarily resulted from net purchases of marketable securities of $29.8 million in the 2015 period compared with net sales of marketable securities of $18.9 million in the 2014 period. Net cash provided by investing activities for the six months ended June 30, 2014 had been reduced by a milestone payment of $8.0 million to BMS as a result of the FDA approval of HETLIOZ® in January 2014.

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2015, a decrease of $1.5 million, from net cash provided by financing activities of $2.0 million for the six months ended June 30, 2014. The decrease is due to a reduction in the amount of cash proceeds from the exercise of stock options.

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

Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. The top six customers represented 95% of total revenues for the six months ended June 30, 2015, and the top three customers represented 72% of accounts receivable at June 30, 2015. We have not experienced any losses relating to receivables from customers.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 4	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30 , 2015, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

In May 2015, we filed a lawsuit against Inventia Healthcare Pvt. Ltd. (Inventia) in the U.S. District Court for the District of Delaware. The suit seeks an adjudication that Inventia has infringed on one or more claims of one of our patents by submitting to the U.S. Food and Drug Administration (FDA) an ANDA for a generic version of Fanapt®. The relief requested by us includes a request for a permanent injunction preventing Inventia from infringing the asserted claims of the patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the patent in 2027. We received Inventia’s paragraph IV notice regarding the Patent on April 3, 2015.

ITEM 1A	Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, including the consolidated financial statements and the related notes appearing herein and therein, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks related to our business and industry

We are heavily dependent on the commercial success of HETLIOZ®, which received marketing authorization in the U.S. in 2014 and in Europe in 2015.

Our future success is currently substantially dependent upon the commercial success of HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24). In January 2014, the FDA approved our New Drug Application (NDA) for HETLIOZ® for the treatment of Non-24 and in April 2014, we commenced the U.S. commercial launch of HETLIOZ®. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in blind adults. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway.

Because we have limited information with regard to the market acceptance of HETLIOZ® in the U.S. or elsewhere abroad, we may have to revise our estimates regarding the market acceptance of HETLIOZ® or our strategy to commercialize the product.

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

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources as we continue the commercialization of HETLIOZ® and our Non-24 awareness campaign in the U.S., evaluate foreign market opportunities for HETLIOZ® and continue to grow our operational capabilities, both domestically and abroad. This represents a significant investment in the commercial success of HETLIOZ ®, which is uncertain.

If we do not successfully commercialize HETLIOZ® in the U.S., Europe or other jurisdictions in which HETLIOZ® may be approved for sale, our ability to generate increased product sales revenue may be jeopardized and, consequently, our business may be seriously harmed.

We recently acquired further rights to Fanapt® in the United States, and began selling, marketing and distributing Fanapt® in the United States in the first quarter of 2015, and our ability to generate meaningful product sales from Fanapt® will depend on the success of this product in the marketplace.

Our ability to generate meaningful product sales from Fanapt® will depend on many factors, including the following:

•	Disruptions in the commercialization of Fanapt® in the U.S. caused by the transfer of Fanapt® from Novartis to us;

•	the effectiveness of our sales and marketing efforts in support of Fanapt®;

•	the ability of patients to be able to afford Fanapt® or obtain health care coverage that covers Fanapt®;

•	acceptance of, and ongoing satisfaction, with Fanapt® by the medical community, patients receiving therapy and third party payors;

•	a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

•	the size of the market for Fanapt®;

•	the ability of our manufacturing partners to successfully expand and sustain capacity to meet demand;

•	cost and availability of raw materials;

•	safety concerns in the marketplace for schizophrenia therapies;

•	regulatory developments relating to the manufacture or continued use of Fanapt®;

•	decisions as to the timing of product launches, pricing and discounts;

•	the competitive landscape for approved and developing therapies that will compete with Fanapt®;

•	our or our partners’ ability to obtain regulatory approval for Fanapt® in additional countries; and

•	the unfavorable outcome or other negative effects of any potential litigation relating to Fanapt®.

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

As of June 30, 2015, we had 105 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including distribution, clinical research, data collection and analysis, manufacturing, and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

We and our partners face heavy government regulation. We and our partners are also continually at risk of the FDA or applicable foreign agency requiring us or them to discontinue marketing any products that have obtained, or in the future may obtain, regulatory approval.

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

We intend to seek regulatory approvals for our products in additional foreign jurisdictions, but we may not obtain any such approvals.

We intend to market our products, alone or with others, in foreign jurisdictions. In order to market our products in foreign jurisdictions, we or our partners may be required to obtain separate regulatory approvals and to comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional trials, and the time required to obtain approval may differ from that required to obtain FDA approval. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we or our partners may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We or our partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could harm our business materially.

If we fail to obtain the capital necessary to fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products with third parties on terms that may not be attractive to us.

Our activities will necessitate significant uses of working capital throughout 2015 and beyond. It is uncertain whether our existing funds will be sufficient to meet our operating needs. As of June 30, 2015, our total cash and cash equivalents and marketable securities were $146.6 million. Our long term capital requirements are expected to depend on many factors, including, among others:

•	our ability to successfully commercialize HETLIOZ® and Fanapt® globally;

•	costs of developing and maintaining sales, marketing and distribution channels and our ability to sell our products;

•	market acceptance of our products;

•	costs involved in establishing manufacturing capabilities for commercial quantities of our products;

•	the number of potential formulations and products in development;

•	progress with pre-clinical studies and clinical trials;

•	time and costs involved in obtaining regulatory (including FDA) approval;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims;

•	competing technological and market developments;

•	costs for recruiting and retaining employees and consultants;

•	costs for training physicians; and

•	legal, accounting, insurance and other professional and business related costs.

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

In addition, if one or more of our specialty pharmacies do not fulfill their contractual obligations to us, or refuse or fail to adequately serve patients, or their agreements are terminated without adequate notice, shipments of HETLIOZ®, and associated revenues, would be adversely affected. We expect that it would take a significant amount of time if we were required to replace one or more of our specialty pharmacies.

Our revenues from Fanapt® are substantially dependent on sales through a limited number of wholesalers, and such revenues may fluctuate from quarter to quarter.

We sell Fanapt® primarily through a limited number of pharmaceutical wholesalers in the U.S. The use of pharmaceutical wholesalers involves certain risks, including, but not limited to, risks that these pharmaceutical wholesalers will:

•	not provide us accurate or timely information regarding their inventories, demand from wholesaler customers buying Fanapt® or complaints about Fanapt ®;

•	reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support Fanapt®;

•	not devote the resources necessary to sell Fanapt® in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

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

Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others or with products which may cost less than our products. Physicians, patients, third party payors and the medical community may not accept or utilize any of our products that may be approved. If HETLIOZ®, Fanapt® and our other products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. We believe the primary competitors for HETLIOZ® and Fanapt® are as follows:

•	For HETLIOZ® in the treatment of Non-24, there are no FDA approved direct competitors. Sedative-Hypnotic treatments include, Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc., Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Silenor® (doxepin) by Pernix Therapeutics, generic products such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Teva Pharmaceutical Industries Ltd.

•	For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the depot formulation Risperdal® Consta® and Invega® (paliperidone), including the depot formulation Invega® Sustenna®, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, each by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka America Pharmaceutical Inc., Abilify® Maintena® (the depot formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Actavis plc, Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

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

In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware. The suit seeks adjudication that Roxane has infringed one or more claims of our U.S. Patent No. 8,586,610 (the Patent) by submitting to the FDA an ANDA for generic versions of Fanapt® oral tablets in 1 mg, 2 mg, 4 mg, 6 mg, 8 mg, 10 mg, and 12 mg strengths. The relief requested by us includes a request for a permanent injunction preventing Roxane from infringing the asserted claims of the Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the Patent in 2027.

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

In May 2015, we filed suit against Inventia Healthcare Pvt. Ltd. (Inventia) in the U.S. District Court for the District of Delaware. The suit seeks an adjudication that Inventia has infringed one or more claims of one of our patents by submitting to the FDA an ANDA for a generic version of Fanapt®. The relief requested by us includes a request for a permanent injunction preventing Inventia from infringing the asserted claims of the patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the patent in 2027.

FDA and foreign regulatory approval of our products is uncertain.

The research, testing, manufacturing and marketing of products such as those that we have developed or that we or our partners are developing are subject to extensive regulation by federal, state and local government authorities, including the FDA, as well as foreign regulatory authorities in jurisdictions in which we seek approval. To obtain regulatory approval of such products, we or our partners must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, we or our partners must show that the manufacturing facilities used to produce such products are in compliance with current Good Manufacturing Practices regulations (cGMP).

The process of obtaining FDA and other required regulatory approvals and clearances can take many years and will require us and our partners, as applicable, to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical trials that will be required for FDA or foreign regulatory approval varies depending on the product, the disease or condition that the product is in development for, and the requirements applicable to that particular product. The FDA or applicable foreign regulatory agency can delay, limit or deny approval of a product for many reasons, including that:

•	a product may not be shown to be safe or effective;

•	the FDA or foreign agency may interpret data from pre-clinical and clinical trials in different ways than we or our partners do;

•	the FDA or foreign agency may not approve our or our partners’ manufacturing processes or facilities;

•	a product may not be approved for all the indications we or our partners request;

•	the FDA or foreign agency may change its approval policies or adopt new regulations;

•	the FDA or foreign agency may not meet, or may extend, the Prescription Drug User Fee Act (PDUFA-V) date or its foreign equivalent with respect to a particular NDA or foreign application; and

•	the FDA or foreign agency may not agree with our or our partners’ regulatory approval strategies or components of the regulatory filings, such as clinical trial designs.

For example, if certain of our or our partners’ methods for analyzing trial data are not accepted by the FDA or the applicable foreign agency, we or our partners may fail to obtain regulatory approval for our products.

Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than HETLIOZ® in the U.S. and the 31 countries in Europe covered by the recent centralized marketing authorization by the EC, and Fanapt® in the U.S., Mexico and Israel, we have not received regulatory approval to market any of our products in any jurisdiction.

Even following regulatory approval of our products, the FDA or the applicable foreign agency may impose limitations on the indicated uses for which such products may be marketed, subsequently withdraw approval or take other actions against us, our partners or such products that are adverse to our business. The FDA and foreign agencies generally approve drugs for particular indications. An approval for a more limited indication reduces the size of the potential market for the product. Product approvals, once granted, may be withdrawn or modified if problems occur after initial marketing.

We and our partners also are subject to numerous federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the environment and the use and disposal of hazardous substances used in connection with discovery, research and development work. In addition, we cannot predict the extent to which new governmental regulations might significantly impede the discovery, development, production and marketing of our products. We or our partners may be required to incur significant costs to comply with current or future laws or regulations, and we may be adversely affected by the cost of such compliance or the inability to comply with such laws or regulations.

If our products are determined to be unsafe or ineffective in humans, whether commercially or in clinical trials, our business will be materially harmed.

Despite the FDA’s approval of the NDA for HETLIOZ® in January 2014 and the NDA for Fanapt® in May 2009, the EC’s grant of the centralized marketing authorization for HETLIOZ® in July 2015, and the positive results of our completed trials for HETLIOZ® and Fanapt®, we are uncertain whether either of these products will ultimately prove to be effective and safe in humans. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of our products, whether in clinical trials or commercially, may reveal that the product is ineffective, unacceptably toxic, has other undesirable side effects, is difficult to manufacture on a large scale, is uneconomical, infringes on proprietary rights of another party or is otherwise not fit for further use. If our products are determined to be unsafe or ineffective in humans, our business will be materially harmed.

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

We have been engaged in identifying and developing products since March 2003, which has required, and will continue to require, significant research and development expenditures. The commercialization of HETLIOZ® and Fanapt ® will require substantial additional expenditures.

As of June 30, 2015, we had an accumulated deficit of $303.6 million and we cannot estimate with precision the extent of our future losses. In April 2014, we commercially launched HETLIOZ® in the U.S. for the treatment of Non-24. We are currently evaluating the commercial opportunity for HETLIOZ® in Europe. In the fourth quarter of 2014, we acquired all further rights to Fanapt® from Novartis. The continued commercialization of HETLIOZ® and generating U.S. sales of Fanapt® on our own will require substantial additional expenditures. In addition, we may not succeed in commercializing HETLIOZ®, Fanapt® or any other products. Novartis launched Fanapt® in the U.S. in the first quarter of 2010 and we began selling Fanapt® on our own in the first quarter of 2015. We may not succeed in gaining additional market acceptance of Fanapt® in the U.S. and we may not succeed in commercializing HETLIOZ® or Fanapt® outside of the U.S. We may not be profitable even if our products are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

There can be no assurance that we will achieve sustained profitability. Our ability to achieve sustained profitability in the future depends, in part, upon:

•	our ability to obtain and maintain regulatory approval for our products, particularly HETLIOZ® for the treatment of Non-24, both in the U.S. and in foreign countries;

•	our ability to successfully commercialize HETLIOZ® in the U.S., Europe and other jurisdictions in which HETLIOZ® may receive regulatory approval, if any;

•	our ability to successfully raise awareness regarding Non-24 in the medical and patient communities;

•	our ability to successfully market and sell Fanapt® in the U.S. and our or our partners’ ability to successfully market and sell Fanapt® in Israel, Mexico and other jurisdictions in which we may receive regulatory approval, if any;

•	our ability to enter into and maintain agreements to develop and commercialize our products;

•	our and our partners’ ability to develop, have manufactured and market our products;

•	our and our partners’ ability to obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third party payors; and

•	our ability to obtain additional research and development funding from collaborative partners or funding for our products.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, upon:

•	the costs of our marketing or awareness campaigns;

•	the progress of our research and development programs for our products, including clinical trials;

•	the time and expense that will be required to pursue FDA and/or foreign regulatory approvals for our products and whether such approvals are obtained on a timely basis, if at all;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the cost of operating and maintaining development and research facilities;

•	the cost of third party manufacturers;

•	the number of additional products we pursue;

•	how competing technological and market developments affect our products;

•	the cost of possible acquisitions of technologies, products, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the costs and effects of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Ownership changes did occur as of December 31, 2008 and December 31, 2014. Our management determined that there was sufficient Built-In-Gain as of December 31, 2008 to offset the Internal Revenue Code of 1986, as amended (IRC), Section 382 limitation generated by the ownership change. Our management believes that there is sufficient Built-In-Gain as of December 31, 2014 to offset the IRC Section 382 limitation generated by the ownership change. Any future ownership changes may cause our existing tax attributes to have additional limitations.

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

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices, and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our products could be delayed.

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

The risk that we may be sued on product liability claims is inherent in the development and sale of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our products in clinical trials and will face even greater risks upon commercialization by us or our partners of our products. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our products are intended to treat central nervous system disorders, and it is possible that we may be held liable for the behavior and actions of patients who use our products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and we or our partners may be forced to limit or forego further commercialization of one or more of our products. Although we maintain product liability insurance, our aggregate coverage limit under this insurance is $25.0 million, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. As our development activities and commercialization efforts progress and we and our partners sell our products, this coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all or our insurer may disclaim coverage as to a future claim. This could prevent the commercialization or limit the commercial potential of our products. Even if we are able to maintain insurance that we believe is adequate, our results of operations and financial condition may be materially adversely affected by a product liability claim. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability litigation and other related proceedings may also require significant management time.

European Union and European Union Member States tend to impose strict price controls, which may delay or prevent the commercial launch or impede the commercial success of HETLIOZ® in Europe and adversely affect our future results of operations.

In the European Union, prescription drug pricing and reimbursement is subject to governmental control and reimbursement mechanisms used by private and public health insurers in the European Union vary by Member State. For the public systems, reimbursement is determined by guidelines established by the legislature or responsible national authority. As elsewhere, inclusion in reimbursement catalogues focuses on the medical usefulness, need, quality and economic benefits to patients and the health care system. Acceptance for reimbursement comes with cost, use and often volume restrictions, which can vary by Member State. Although we have received marketing authorization for HETLIOZ® from the EC, pricing negotiations with governmental authorities may take a considerable amount of time in those Member States that impose price controls. In addition, to obtain reimbursement or pricing approval for HETLIOZ® in some Member States, we may be required to conduct a clinical trial that compares the cost-effectiveness of HETLIOZ®, to other available therapies.

Some Member States require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some Member States, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we may be subject to lengthy price regulations that delay or prevent the commercial launch of HETLIOZ® in a particular Member State and negatively impact the revenues that are generated from the sale of HETLIOZ® in that country. If reimbursement of HETLIOZ® is unavailable or limited in scope or amount, or if pricing for HETLIOZ® is set at unsatisfactory levels or takes too long to establish, or if there is competition from lower priced cross-border sales, our results of operations will be negatively affected.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (PPACA), is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program, and the establishment of health care exchanges. Several provisions of the new law, which have varying effective dates, may affect us, and will likely increase certain of our costs. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs was expanded to include beneficiaries in Medicaid managed care organizations effective as of March 23, 2010. The PPACA also imposes an annual fee on pharmaceutical manufacturers which began in 2011, based on the manufacturer’s sale of branded pharmaceuticals and biologics (excluding orphan drugs); expands the 340B drug discount program (excluding orphan drugs) including the creation of new penalties for non-compliance; and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. The law also revised the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of Medicaid drug rebates to states. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners.

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

Our business is subject to extensive governmental regulation and oversight and changes in laws could adversely affect our results of operations.

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

We are increasingly dependent on information technology systems, infrastructure and data.

We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion and random attack. Security breaches pose a risk that sensitive data, including intellectual property, trade secrets or personal information may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest data protection and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

Risks related to intellectual property and other legal matters

Our rights to develop and commercialize our products are subject in part to the terms and conditions of licenses or sublicenses granted to us by other pharmaceutical companies.

HETLIOZ® is based in part on patents that we have licensed on an exclusive basis and other intellectual property licensed from Bristol-Myers Squibb Company (BMS). BMS holds certain rights with respect to HETLIOZ® in the license agreement. Either party may terminate the license agreement under certain circumstances, including a material breach of the agreement by the other. In the event we terminate our license, or if BMS terminates our license due to our breach, all rights to HETLIOZ® (including any intellectual property we develop with respect to HETLIOZ®) will revert or otherwise be licensed back to BMS on an exclusive basis. Any termination or reversion of our rights to develop or commercialize HETLIOZ®, including any reacquisition by BMS of our rights, would have a material adverse effect on our business.

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

Method-of-use patents protect the use of a product for the method specified in the patent claims. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for a use that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our patented methods, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, such infringement may be difficult to prevent.

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

The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term extension for HETLIOZ®, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to the HETLIOZ® U.S. “new chemical entity” patent (the primary patent covering the product as a new composition of matter) until 2022. We also own two HETLIOZ® U.S. method of use patents (directed to the approved method of treatment as described in the HETLIOZ® label approved by the FDA). These patents expire normally in 2033. The Fanapt® U.S. “new chemical entity” patent has received the full five-year patent term extension under the Hatch-Waxman Act and so the term of this patent in the U.S. has been extended until November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the FDA’s Orange Book in January 2015, is set to expire in 2027. Six additional U.S. patents directed to methods of treating patients with Fanapt®, with various expiration dates in 2030 and 2031, were issued to us in 2014 and 2015.

A directive in the European Union provides that companies that receive regulatory approval for a new medicinal product will have a 10-year period of market exclusivity for that product (with the possibility of a further one-year extension), beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such product expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive is of material importance with respect to Fanapt®, since the European new chemical entity patent for Fanapt® has expired. Assuming we gain a five-year patent term restoration for tradipitant, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to tradipitant’s U.S. new chemical entity patent until 2029. Assuming we gain a five-year patent term restoration for AQW051, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to AQW051’s U.S. new chemical entity patent until 2028.

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

In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware. The suit seeks adjudication that Roxane has infringed one or more claims of our U.S. Patent No. 8,586,610 (the Patent) by submitting to the FDA an ANDA for generic versions of Fanapt® oral tablets in 1 mg, 2 mg, 4 mg, 6 mg, 8 mg, 10 mg, and 12 mg strengths. The relief requested by us includes a request for a permanent injunction preventing Roxane from infringing the asserted claims of the Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the Patent in 2027.

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

In May 2015, we filed suit against Inventia in the U.S. District Court for the District of Delaware. The suit seeks an adjudication that Inventia has infringed one or more claims of one of our patents by submitting to the FDA an ANDA for a generic version of Fanapt®. The relief requested by us includes a request for a permanent injunction preventing Inventia from infringing the asserted claims of the patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the patent in 2027.

Risks related to our common stock

Our stock price has been highly volatile and may be volatile in the future, and purchasers of our common stock could incur substantial losses.

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2015 and June 30, 2015, the high and low sale prices of our common stock as reported on The NASDAQ Global Market varied between $8.80 and $15.00. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors;

•	the outcome of regulatory review relating to products under development by us or our competitors;

•	regulatory developments in the U.S. and foreign countries;

•	developments concerning any collaboration or other strategic transaction we may undertake;

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•	termination or delay of development or commercialization program(s) by our partners;

•	safety issues with our products or those of our competitors;

•	our or our partners’ ability to successfully commercialize our products;

•	our ability to successfully execute our commercialization strategies;

•	announcements of technological innovations or new therapeutic products or methods by us or others;

•	actual or anticipated variations in our quarterly operating results;

•	changes in estimates of our financial results or recommendations by securities analysts or failure to meet such financial expectations;

•	changes in government regulations or policies;

•	changes in patent legislation or patent decisions or adverse changes to patent law;

•	additions or departures of key personnel or members of our board of directors;

•	financial guidance or business updates we may provide;

•	announcements about our earnings that are not in line with analyst expectations or guidance we provide;

•	the publication of negative research or articles about our company, our business or our products by industry analysts or others;

•	publicity regarding actual or potential transactions involving us; and

•	economic, political and other external factors beyond our control.

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

In addition to our outstanding common stock, as of June 30, 2015 there were a total of 7,641,146 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our Second Amended and Restated Management Equity Plan and 2006 Equity Incentive Plan. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit Number	Description

10.63	Employment Agreement for Thomas E. Gibbs, Senior Vice President and Chief Commercial Officer, dated April 20, 2015.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2015; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Vanda Pharmaceuticals Inc.

July 31, 2015	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D. President and Chief Executive Officer (Principal Executive Officer)

July 31, 2015	/s/ James P. Kelly
James P. Kelly Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

10.63	Employment Agreement for Thomas E. Gibbs, Senior Vice President and Chief Commercial Officer, dated April 20, 2015.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2015; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

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