Form 10-Q
period 2015-09-30
Vanda Pharmaceuticals Inc.
filed 2015-11-04
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, there were 42,815,291 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the ability of Vanda Pharmaceuticals Inc. (we, our or Vanda) to successfully commercialize HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the U.S. and Europe;

•	uncertainty as to the market awareness of Non-24 and the market acceptance of HETLIOZ®;

•	our ability to generate U.S. sales of Fanapt® (iloperidone) for the treatment of schizophrenia;

•	the timing and costs of our establishment of a sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote Fanapt® in the U.S.;

•	our dependence on third-party manufacturers to manufacture HETLIOZ® and Fanapt® in sufficient quantities and quality;

•	our limited sales and marketing infrastructure;

•	the regulatory status of Fanapt® in Europe;

•	our ability to successfully commercialize HETLIOZ® and Fanapt® outside of the U.S.;

•	our ability to prepare, file, prosecute, defend and enforce any patent claims and other intellectual property rights;

•	our ability to obtain the capital necessary to fund our research and development or commercial activities;

•	a loss of rights to develop and commercialize our products under our license agreements;

•	the ability to obtain and maintain regulatory approval of our products, and the labeling for any approved products;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	a failure of our products to be demonstrably safe and effective;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the U.S. Food and Drug Administration approval of Fanapt®;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	our failure to identify or obtain rights to new products;

•	a loss of any of our key scientists or management personnel;

•	limitations on our ability to utilize some of all of our prior net operating losses and orphan drug and research and development credits;

•	the cost and effects of litigation;

•	losses incurred from product liability claims made against us; and

•	use of our existing cash, cash equivalents and marketable securities.

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

We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q. In addition to the risks described below and in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2014, other unknown or unpredictable factors also could affect our results. Therefore, the information in this quarterly report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$46,786	$60,901
Marketable securities	97,529	68,921
Accounts receivable, net	15,789	3,654
Inventory	3,797	5,170
Prepaid expenses and other current assets	9,976	3,084

Total current assets	173,877	141,730

Property and equipment, net	4,159	2,437
Intangible assets, net	41,695	26,724
Restricted cash and other	813	813

Total assets	$220,544	$171,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$45,889	$7,786

Total current liabilities	45,889	7,786

Milestone obligation under license agreement	25,000	—
Other non-current liabilities	3,718	3,101

Total liabilities	74,607	10,887

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 42,815,291 and 41,486,361 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	43	41
Additional paid-in capital	458,908	448,744
Accumulated other comprehensive income	37	16
Accumulated deficit	(313,051)	(287,984)

Total stockholders’ equity	145,937	160,817

Total liabilities and stockholders’ equity	$220,544	$171,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues:
Product sales, net	$28,344	$5,329	$78,076	$6,888
Royalty revenue	—	1,689	—	4,919
Licensing revenue	—	7,764	—	22,981

Total revenues	28,344	14,782	78,076	34,788

Operating expenses:
Cost of goods sold	6,510	703	17,291	901
Research and development	9,974	3,701	20,398	14,479
Selling, general and administrative	18,458	11,290	55,650	67,321
Intangible asset amortization	2,943	536	10,029	1,718

Total operating expenses	37,885	16,230	103,368	84,419

Loss from operations	(9,541)	(1,448)	(25,292)	(49,631)
Other income	80	22	225	98

Net loss	$(9,461)	$(1,426)	$(25,067)	$(49,533)

Basic and diluted net loss per share	$(0.22)	$(0.04)	$(0.60)	$(1.46)

Weighted average shares outstanding, basic and diluted	42,435,405	33,886,845	42,059,839	33,814,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014	September 30 2015	September 30 2014

Net loss	$(9,461)	$(1,426)	$(25,067)	$(49,533)

Other comprehensive income (loss):
Change in net unrealized income (loss) on marketable securities	10	(6)	21	(17)
Tax provision on other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	10	(6)	21	(17)

Comprehensive loss	$(9,451)	$(1,432)	$(25,046)	$(49,550)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value

Balances at December 31, 2014	41,486,361	$41	$448,744	$16	$(287,984)	$160,817
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,353,877	2	4,372	—	—	4,374
Shares withheld upon settlement of equity awards	(24,947)	—	(282)	—	—	(282)
Stock-based compensation expense	—	—	6,074	—	—	6,074
Net loss	—	—	—	—	(25,067)	(25,067)
Other comprehensive income, net of tax	—	—	—	21	—	21

Balances at September 30, 2015	42,815,291	$43	$458,908	$37	$(313,051)	$145,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014

Cash flows from operating activities
Net loss	$(25,067)	$(49,533)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	420	396
Stock-based compensation expense	6,074	4,247
Amortization of discounts and premiums on marketable securities	612	132
Intangible asset amortization	10,029	1,718
Changes in assets and liabilities:
Accounts receivable	(12,135)	(1,665)
Prepaid expenses and other current assets	(6,892)	(1,082)
Inventory	1,373	(1,268)
Accounts payable and accrued liabilities	38,391	1,868
Deferred licensing revenue	—	(22,981)

Net cash provided by (used in) operating activities	12,805	(68,168)

Cash flows from investing activities
Acquisition of intangible assets	—	(8,000)
Purchases of property and equipment	(1,813)	(431)
Purchases of marketable securities	(127,609)	(40,383)
Proceeds from sale of marketable securities	999	8,948
Maturities of marketable securities	97,411	56,092
Change in restricted cash	—	245

Net cash provided by (used in) investing activities	(31,012)	16,471

Cash flows from financing activities
Obligations paid in connection with settlement of equity awards	(282)	(436)
Proceeds from exercise of stock options	4,374	2,677

Net cash provided by financing activities	4,092	2,241

Net decrease in cash and cash equivalents	(14,115)	(49,456)
Cash and cash equivalents
Beginning of period	60,901	64,764

End of period	$46,786	$15,308

Non-cash investing activities
Acquisition of intangible asset accrued in non-current liabilities	$25,000	$—
Purchases of property and equipment accrued in current liabilities	329

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business Organization and Presentation

Business Organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003 and the Company’s portfolio includes the following products:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), which was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Jet Lag Disorder.

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis Pharma AG (Novartis) until December 31, 2014. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to the Company. See Note 3, Settlement Agreement with Novartis, for further information. Additionally, the Company’s distribution partners launched Fanapt® in Israel and Mexico in 2014.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2014 included in the Company’s annual report on Form 10-K. The financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results for these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Net Product Sales

The Company’s net product sales consist of sales of HETLIOZ® and, beginning in 2015, sales of Fanapt®. Net sales by product for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30 2014
HETLIOZ® product sales, net	$11,682	$5,222	$29,159	$6,781
Fanapt® product sales, net	16,662	107	48,917	107

	$28,344	$5,329	$78,076	$6,888

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

HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse. Revenues and accounts receivable are concentrated with these customers. The top six customers represented 94% of total revenues for the nine months ended September 30, 2015, and the top three customers represented 73% of accounts receivable at September 30, 2015. The Company has not experienced any losses relating to receivables from customers.

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

Stock-based Compensation

Compensation costs for stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized using the straight line method over the period during which the employee or director is required to perform service in exchange for the award. The fair value of restricted stock units (RSUs) awarded is also amortized using the straight line method. Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest. Therefore, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Advertising Expense

The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $0.5 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $2.4 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Segment Reporting

The Company operates in one reporting segment and, accordingly, no segment disclosures are presented herein.

Recent accounting pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, dealing with changes to the subsequent measurement of inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for both public and private companies for periods beginning after December 15, 2016. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items, to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standards requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. At the time the new standard was issued, it was set to be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net loss	$(9,461)	$(1,426)	$(25,067)	$(49,533)

Denominator:
Weighted average shares outstanding, basic and diluted	42,435,405	33,886,845	42,059,839	33,814,154

Net loss per share, basic and diluted:
Net loss per share	$(0.22)	$(0.04)	$(0.60)	$(1.46)

Antidilutive securities excluded from calculations of diluted net loss per share	5,181,975	3,728,109	5,534,752	3,779,497

The Company incurred net losses for the three and nine months ended September 30, 2015 and 2014 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

5. Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2015, which all have contract maturities of less than one year:

September 30, 2015	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$40,177	$8	$—	$40,185
Corporate debt	57,315	30	(1)	57,344

	$97,492	$38	$(1)	$97,529

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2014:

		Gross	Gross	Fair
December 31, 2014	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$30,618	$4	$(4)	$30,618
Corporate debt	38,287	25	(9)	38,303

	$68,905	$29	$(13)	$68,921

6. Fair Value Measurements

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 as of September 30, 2015 and December 31, 2014 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the nine months ended September 30, 2015.

As of September 30, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurement as of September 30, 2015 Using
(in thousands)	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$97,529	$40,185	$57,344	$—

As of December 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

	Fair Value Measurement as of December 31, 2014 Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$68,921	$30,618	$38,303	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, the carrying value of which materially approximate their fair values.

7. Inventory

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory consisted of the following as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Raw materials	$128	$198
Work-in-process	1,578	1,326
Finished goods	1,963	3,394
Deferred cost of goods sold	128	252

	$3,797	$5,170

8. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Prepaid insurance	$668	$270
Prepaid manufacturing cost	346	358
Other prepaid expenses and vendor advances	8,687	2,302
Other current assets	275	154

	$9,976	$3,084

9. Intangible Assets

The following is a summary of the Company’s intangible assets as of September 30, 2015:

		September 30, 2015
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$3,030	$29,970
Fanapt®	November 2016	27,941	16,216	11,725

		$60,941	$19,246	$41,695

The following is a summary of the Company’s intangible assets as of December 31, 2014:

		December 31, 2014
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$8,000	$539	$7,461
Fanapt®	November 2016	27,941	8,678	19,263

		$35,941	$9,217	$26,724

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

The Company is obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. The likelihood of achieving the milestone and the related milestone obligation was determined to be probable during the nine months ended September 30, 2015. As a result, the future obligation of $25.0 million was recorded as a non-current liability as of September 30, 2015 along with an addition of $25.0 million to capitalized intangible assets relating to HETLIOZ®. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset, which was created upon FDA approval on January 31, 2014. The actual payment of the $25.0 million will occur once the $250.0 million in cumulative worldwide sales of HETLIOZ® is realized. The $25.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which is expected to be January 2033. Amortization of intangible assets relating to HETLIOZ® amounted to $2.5 million for the nine months ended September 30, 2015 and includes a catch-up adjustment of $1.2 million to retroactively record cumulative amortization from January 31, 2014 to December 31, 2014 for the milestone obligation of $25.0 million. In future periods the Company expects annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million until the expiration of the patent in 2033.

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

Pursuant to the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company. As a result, the Company recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired rights to Fanapt®, which is being amortized on a straight-line basis through November 2016. The useful life estimation for the Fanapt® intangible asset is based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031. See Note 3, Settlement Agreement with Novartis, for further discussion.

The intangible assets are being amortized over their estimated useful economic life using the straight-line method. Amortization expense was $2.9 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $10.0 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. The following is a summary of the future intangible asset amortization schedule as of September 30, 2015:

(in thousands)	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
HETLIOZ®	$29,970	$430	$1,721	$1,721	$1,721	$1,721	$22,656
Fanapt®	11,725	2,512	9,213	—	—	—	—

	$41,695	$2,942	$10,934	$1,721	$1,721	$1,721	$22,656

10. Accounts Payable and Accrued Liabilities

The following is a summary of the Company’s accounts payable and accrued liabilities as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Sales allowances	$31,410	$495
Research and development expenses	1,787	1,759
Consulting and other professional fees	4,496	2,522
Compensation and employee benefits	2,009	388
Royalties payable	4,938	602
Other	1,249	2,020

	$45,889	$7,786

11. Deferred Licensing Revenue

The following is a summary of changes in deferred licensing revenue for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014
Balance beginning of period	$—	$90,275
Licensing revenue recognized	—	22,981

Balance end of period	$—	$67,294

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

12. Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of September 30, 2015 and December 31, 2014. Changes in ownership may limit the amount of NOL carryforwards that can be utilized in the future to offset taxable income. Ownership changes did occur as of December 31, 2008 and December 31, 2014. The Company determined that there was sufficient Built-In-Gain as of December 31, 2008 to offset the Internal Revenue Code of 1986, as amended (IRC), Section 382 limitation generated by the ownership change. The Company believes that there is sufficient Built-In-Gain as of December 31, 2014 to offset the IRC Section 382 limitation generated by the ownership change. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations.

13. Commitments and Contingencies

Operating leases

The following is a summary of the minimum annual future payments under operating leases as of September 30, 2015:

(in thousands)	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Operating leases	$13,683	$368	$1,500	$1,538	$1,576	$1,616	$7,085

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

In March 2014, the Company and the Landlord entered into a lease amendment (the Lease Amendment). Under the Lease Amendment, the Company has the right to occupy an additional 8,860 square feet in the building. The Lease Amendment has a 12 year and one month term beginning on September 1, 2014, but may be terminated early by either the Landlord or the Company upon certain conditions. The Company will pay approximately $0.4 million in additional annual rent over the term of the Lease Amendment; however, rent was abated for the first nine months of the amended lease. The Landlord provided the Company with a cash allowance of $0.8 million for tenant improvements. The allowance for tenant improvements is reflected in the consolidated financial statements as an increase to the deferred rent liability for the nine months ended September 30, 2015. Subject to the prior rights of other tenants in the building, the Company will have the right to renew the Lease Amendment for five years following the expiration of its original term. The Company will also have the right to sublease or assign all or a portion of the premises, subject to standard conditions.

Rent expense under operating leases, was $0.5 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.

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

A predecessor company of Sanofi, Hoechst Marion Roussel, Inc. (HMRI) discovered Fanapt® and completed early clinical work on the product. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications, as well as certain Novartis patents and patent applications to develop and commercialize Fanapt®, through a sublicense agreement with Novartis. In October 2009, subsequent to the FDA’s approval of the NDA for Fanapt®, the Company entered into an amended and restated sublicense agreement with Novartis, which amended and restated the June 2004 sublicense agreement. Pursuant to the amended and restated sublicense agreement, Novartis had exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis was responsible for the further clinical development activities in the U.S. and Canada. The Company also received royalties equal to 10% of net sales of Fanapt® in the U.S. and Canada. The Company retained exclusive rights to Fanapt® outside the U.S. and Canada and was obligated to make royalty payments to Sanofi S.A. on Fanapt® sales outside the U.S. and Canada.

Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company is obligated to make royalty payments to Sanofi, S.A. and Titan, at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200.0 million, and at a percentage rate in the mid-twenties on sales over $200.0 million through November 2016. After the expiration of the new chemical entity patent in major markets (U.S., United Kingdom, Germany, France, Italy, Spain and Japan) and some non-major markets, the Company will have a fixed royalty obligation to Sanofi on Fanapt® net sales of up to 9%. See Note 3, Settlement Agreement with Novartis, for further information.

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

14. Legal Matters

In June 2014, the Company filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware. The suit seeks an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 8,586,610 (the ‘610 Patent) by submitting to the FDA an Abbreviated New Drug Application (ANDA) for generic versions of Fanapt® oral tablets in 1 mg, 2 mg, 4 mg, 6 mg, 8 mg, 10 mg, and 12 mg strengths. The relief requested by the Company includes a request for a permanent injunction preventing Roxane from infringing the asserted claims of the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘610 Patent in 2027.

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

In May 2015, the Company filed a lawsuit against Inventia Healthcare Pvt. Ltd. (Inventia) in the U.S. District Court for the District of Delaware. The suit seeks an adjudication that Inventia has infringed on one or more claims of the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt®. The relief requested by the Company includes a request for a permanent injunction preventing Inventia from infringing the asserted claims of the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘610 Patent in 2027. This lawsuit is scheduled to be tried in a four-day bench trial beginning on January 17, 2017.

In October 2015, the Company filed four separate patent infringement lawsuits in the United States District Court for the District of Delaware (the October 2015 Lawsuits). Two of the October 2015 Lawsuits join the existing litigations against the previous Fanapt® ANDA filers, Roxane and Inventia, described above. The other two October 2015 Lawsuits were filed against new ANDA filers, Taro Pharmaceuticals, U.S.A., Inc. /Taro Pharmaceuticals Ltd. (Taro) and Apotex Inc. (Apotex).

The first of the October 2015 Lawsuits, which was filed against Roxane, seeks an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 9,138,432 (the ‘432 Patent) by submitting to the FDA its ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025. The relief requested by the Company includes a request for a permanent injunction preventing Roxane from infringing the asserted claims of the ‘432 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025.

The second of the October 2015 Lawsuits, which was filed against Inventia, seeks an adjudication that Inventia has infringed one or more claims of the ‘432 Patent by submitting to the FDA its ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025. The relief requested by the Company includes a request for a permanent injunction preventing Inventia from infringing the asserted claims of the ‘432 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025.

The third of the October 2015 Lawsuits, which was filed against Taro, seeks an adjudication that Taro has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by the Company includes a request for a permanent injunction preventing Taro from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

The fourth of the October 2015 Lawsuits, which was filed against Apotex and Apotex Corp., seeks an adjudication that Apotex has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by the Company includes a request for a permanent injunction preventing Apotex from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

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

Assumptions used in the Black-Scholes-Merton option pricing model for stock options granted during the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Expected dividend yield	0%	0%
Weighted average expected volatility	60%	64%
Weighted average expected term (years)	6.0	5.8
Weighted average risk-free rate	1.67%	1.76%
Weighted average fair value per share	$6.45	$7.14

Total stock-based compensation expense related to stock-based awards for the three and nine months ended September 30, 2015 and 2014 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Research and development	$516	$442	$1,743	$1,377
Selling, general and administrative	1,545	969	4,331	2,870

	$2,061	$1,411	$6,074	$4,247

As of September 30, 2015, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively.

There were no shares subject to outstanding options granted under the 2004 Plan as of September 30, 2015, and no additional options will be granted under the 2004 Plan. As of September 30, 2015, there were 11,829,472 shares of the Company’s common stock reserved for issuance under the 2006 Plan, of which 7,449,099 shares were subject to outstanding options and RSUs and 1,559,172 shares remained available for future grant. On January 1 of each year, the number of shares reserved under the 2006 Plan is automatically increased by the lesser of 4% of the total number of shares of common stock that are outstanding at that time or 1,500,000 shares (or such lesser number as may be approved by the Company’s board of directors). As of January 1, 2015, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,500,000 shares, increasing the number of shares of common stock available for issuance under the Plan to 11,829,472 shares.

The Company has granted option awards with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of September 30, 2015, $14.8 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.5 years. No option awards are classified as a liability as of September 30, 2015.

A summary of option activity for the 2004 Plan for the nine months ended September 30, 2015 follows:

2004 Option Plan		Weighted Average	Weighted Average	Aggregate
(in thousands, except for share and per share amounts)	Number of Shares	Exercise Price at Grant Date	Remaining Term (Years)	Intrinsic Value
Outstanding at December 31, 2014	652,810	1.74	0.78	8,212
Exercised	(652,810)	1.74		6,129

Outstanding at September 30, 2015	—

A summary of option activity for the 2006 Plan for the nine months ended September 30, 2015 follows:

2006 Option Plan		Weighted Average	Weighted Average	Aggregate
(in thousands, except for share and per share amounts)	Number of Shares	Exercise Price at Grant Date	Remaining Term (Years)	Intrinsic Value
Outstanding at December 31, 2014	6,227,112	11.58	6.71	28,523
Granted	1,021,500	11.83
Forfeited	(295,759)	11.12
Expired	(62,461)	26.10
Exercised	(469,974)	7.02		2,594

Outstanding at September 30, 2015	6,420,418	11.83	6.49	12,301

Exercisable at September 30, 2015	3,956,574	12.24	4.95	10,119

Vested and expected to vest at September 30, 2015	6,231,414	11.83	6.40	12,235

Proceeds from the exercise of stock options amounted to $4.4 million for the nine months ended September 30, 2015.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in four equal annual installments provided that the employee remains employed with the Company. As of September 30, 2015, $9.2 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 2.0 years. No service RSUs are classified as a liability as of September 30, 2015.

A summary of RSU activity for the 2006 Plan for the nine months ended September 30, 2015 follows:

RSUs	Number of	Weighted
	Shares Underlying RSUs	Average Grant Date Fair Value
Unvested at December 31, 2014	1,025,961	$9.94
Granted	353,000	11.72
Forfeited	(119,187)	10.83
Vested	(231,093)	7.96

Unvested at September 30, 2015	1,028,681	10.89

The grant date fair value for the 231,093 shares underlying RSUs that vested during the nine months ended September 30, 2015 was $1.8 million.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vanda Pharmaceuticals Inc. (we, our or Vanda) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. We commenced operations in 2003 and our product portfolio includes:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), which was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. This authorization is valid in the 28 countries that are members of the European Union (EU), as well as European Economic Area members Iceland, Liechtenstein and Norway. We are preparing for a 2016 European launch of HETLIOZ®. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Jet Lag Disorder. We expect to begin a Phase III study of HETLIOZ® for the treatment of Jet Lag Disorder in the first quarter of 2016.

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis Pharma AG (Novartis) until December 31, 2014. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us. See Settlement Agreement with Novartis footnote to the condensed consolidated financial statements included in Part I of in this quarterly report on Form 10-Q for additional information. In September 2015, the FDA accepted for review a supplemental New Drug Application (sNDA) for Fanapt® for the treatment of schizophrenia in adults. We expect to file for European regulatory approval of oral Fanapt® in the fourth quarter of 2015. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Operational Highlights

HETLIOZ® (tasimelteon)

•	HETLIOZ® net product sales grew to $11.7 million in the third quarter of 2015, a 17% increase compared to $10.0 million in the second quarter of 2015 and a 124% increase compared to $5.2 million reported in the third quarter of 2014.

•	A Phase III study of HETLIOZ® for the treatment of Jet Lag Disorder is expected to begin in the first quarter of 2016.

•	Preparations are ongoing for a 2016 European launch of HETLIOZ® for the treatment of Non-24.

Fanapt® (iloperidone)

•	Fanapt® net product sales of $16.7 million during the third quarter of 2015 reflected a 5% decline as compared to net product sales of $17.6 million recorded in the second quarter of 2015 and a 1% decline compared to $16.9 million reported by Novartis for Fanapt® in the third quarter of 2014.

•	Since August 2015, five additional Fanapt® patents were listed in the FDA’s Orange Book further expanding the method of use patent portfolio for Fanapt® which now includes nine method patents with expiry dates that range from 2025 to 2031.

•	In September 2015, the FDA accepted for review a sNDA for Fanapt® for the maintenance treatment of schizophrenia in adults. The FDA has set a PDUFA goal date in May 2016 to complete its review.

•	We expect to file for European regulatory approval of oral Fanapt® in the fourth quarter of 2015.

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

HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. We invoice and record revenue when our customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse. Revenues and accounts receivable are concentrated with these customers.

We have entered into distribution agreements with Probiomed S.A. de C.V. (Probiomed) for the commercialization of Fanapt® in Mexico and Megapharm Ltd. for the commercialization of Fanapt® in Israel.

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

Prompt-pay: Specialty pharmacies and wholesalers are offered discounts for prompt payment. We expect that the specialty pharmacies and wholesalers will earn prompt payment discounts and, therefore, deduct the full amount of these discounts from total product sales when revenues are recognized.

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

The following table summarizes sales discounts and allowance activity for the nine months ended September 30, 2015:

(in thousands)	Rebates and Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2014	$368	$268	$636
Provision related to current period sales	41,868	13,261	55,129
Adjustments for prior period sales	(128)	(44)	(172)
Credits/payments made	(13,100)	(9,946)	(23,046)

Balances at September 30, 2015	$29,008	$3,539	$32,547

The provision of $41.9 million for rebates and chargebacks for the nine months ended September 30, 2015 primarily represents Medicaid rebates and contracted rebate programs applicable to sales of Fanapt®. The provision of $13.3 million for discounts, returns and other for the nine months ended September 30, 2015 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.

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

Stock-based compensation expense related to stock-based awards for the three and nine months ended September 30, 2015 and 2014 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Research and development	$516	$442	$1,743	$1,377
Selling, general and administrative	1,545	969	4,331	2,870

	$2,061	$1,411	$6,074	$4,247

Stock-based compensation expense increased by $0.7 million for the three months ended September 30, 2015 to $2.1 million compared to $1.4 million for the three months ended September 30, 2014. Stock-based compensation expense increased by $1.9 million for nine months ended September 30, 2015 to $6.1 million compared to $4.2 million for the nine months ended September 30, 2014. These increases in expense were primarily the result of an increase in the number of employees during 2015 due to the hiring of new members of the executive management team, the field-based sales team and the medical affairs team.

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

Intangible Assets

The following is a summary of our intangible assets as of September 30, 2015:

		September 30, 2015
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$3,030	$29,970
Fanapt®	November 2016	27,941	16,216	11,725

		$60,941	$19,246	$41,695

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

We are obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. The likelihood of achieving the milestone and the related milestone obligation was determined to be probable during the nine months ended September 30, 2015. As a result, the future obligation of $25.0 million was recorded as a non-current liability as of September 30, 2015 along with an addition of $25.0 million to capitalized intangible assets relating to HETLIOZ®. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset, which was created upon FDA approval on January 31, 2014. The actual payment of the $25.0 million will occur once the $250.0 million in cumulative worldwide sales of HETLIOZ® is realized. The $25.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which is expected to be January 2033. Amortization of intangible assets relating to HETLIOZ® amounted to $2.5 million for the nine months ended September 30, 2015 and includes a catch-up adjustment of $1.2 million to retroactively record cumulative amortization from February 1, 2014 to December 31, 2014 for the milestone obligation of $25.0 million. In future periods the Company expects annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million until the expiration of the patent in 2033.

In 2009, the FDA approved the NDA for Fanapt®. As a result of this approval, we met a milestone under our original sublicense agreement with Novartis that required us to make a license payment of $12.0 million to Novartis. The $12.0 million is being amortized on a straight-line basis over the remaining life of the U.S. composition of matter patent for Fanapt® to November 2016.

Pursuant to the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us. As a result, we recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired right to Fanapt®, which is being amortized on a straight-line basis through November 2016. The useful life estimation for the Fanapt® intangible asset is based on the market participant methodology prescribed by ASC Subtopic 805, Business Combinations (ASC 805), and therefore does not reflect the impact of additional Fanapt® patents solely owned by us with varying expiration dates, the latest of which is December 2031.

The following table summarizes our future intangible asset amortization schedule as of September 30, 2015:

(in thousands)	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
HETLIOZ®	$29,970	$430	$1,721	$1,721	$1,721	$1,721	$22,656
Fanapt®	11,725	2,512	9,213	—	—	—	—

	$41,695	$2,942	$10,934	$1,721	$1,721	$1,721	$22,656

Recent Accounting Pronouncements

See Summary of Significant Accounting Policies footnote to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $313.1 million as of September 30, 2015. Our total stockholders’ equity was $145.9 million as of September 30, 2015, and reflects net proceeds of $62.3 million from the public offering of common stock completed in October 2014 and $25.0 million from the issuance of common stock to Novartis in December 2014.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenues. Total revenues increased by $13.5 million, or 91%, to $28.3 million for the three months ended September 30, 2015 compared to $14.8 million for the three months ended September 30, 2014. Revenues were as follows:

	Three Months Ended
(in thousands)	September 30, 2015	September 30, 2014	Change
HETLIOZ® product sales, net	$11,682	$5,222	$6,460
Fanapt® product sales, net	16,662	107	16,555
Fanapt® royalty revenue	—	1,689	(1,689)
Fanapt® licensing agreement	—	7,764	(7,764)

	$28,344	$14,782	$13,562

HETLIOZ® was commercially launched in the U.S. in April 2014.

Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us in December 2014. We began selling Fanapt® commercially in the U.S. in January 2015. Fanapt® royalty revenue for the three months ended September 30, 2014 represented amounts due from Novartis based on quarterly U.S. sales of Fanapt® by Novartis, and Fanapt® license revenue for the three months ended September 30, 2014 represented amortization of deferred revenue from the $200.0 million up-front license fee received from Novartis. Pursuant to the Settlement Agreement, royalties from Novartis ceased, and the remaining balance of the deferred revenue as of December 31, 2014 related to the up-front license fee was recognized as part of gain on arbitration settlement in the consolidated statement of operations in the fourth quarter of 2014.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2015 was $6.5 million compared to $0.7 million for the three months ended September 30, 2014. HETLIOZ® was commercially launched in the U.S. in April 2014, and we began selling Fanapt® commercially in the U.S. in January 2015. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs for the three months ended September 30, 2015 were 10% of net U.S. sales of HETLIOZ® and 23% of net U.S sales of Fanapt®.

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

We began capitalizing HETLIOZ® manufacturing costs as inventory following the receipt of marketing approval from the FDA on January 31, 2014. As of September 30, 2015, we had approximately $0.2 million, $1.6 million and $0.1 million of reduced-cost HETLIOZ® finished goods, work-in-process inventory, and raw materials inventory, respectively, on hand.

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

HETLIOZ® cost of goods sold as a percentage of HETLIOZ® revenue for the expected sales of inventory capitalized after FDA approval will depend upon our cost to manufacture inventory at normalized production levels with our third party manufacturers. However, we expect that total HETLIOZ® manufacturing costs included in cost of goods sold will be less than 2% of our net HETLIOZ® product sales.

Fanapt® work-in-process inventory and finished goods inventory acquired from Novartis as part of the acquisition of the Fanapt® business was recorded at fair value. The fair value of the inventory acquired from Novartis represents a higher cost than if new work-in-process inventory and finished goods inventory was manufactured at this time. We expect that, in the future, total U.S. Fanapt® manufacturing costs included in cost of goods sold will be less than 4% of our net U.S. Fanapt® product sales

Research and development expenses. Research and development expenses increased by $6.3 million, or 170%, to $10.0 million for the three months ended September 30, 2015 compared to $3.7 million for the three months ended September 30, 2014. The increase is primarily the result of the close out of Fanapt® clinical trial expenses transitioned to us as part of the settlement agreement and regulatory expenses related to our sNDA filing. The following table summarizes the costs of our product development initiatives for the three months ended September 30, 2015 and 2014. Included in this table are the research and development expenses recognized in connection with the clinical development of HETLIOZ®, Fanapt®, tradipitant and Trichostatin A.

	Three Months Ended
(in thousands)	September 30, 2015	September 30, 2014
Direct project costs(1)
HETLIOZ®	$2,895	$1,993
Fanapt®	4,037	20
Tradipitant	1,705	580
Trichostatin A	323	103

	8,960	2,696

Indirect project costs(1)
Stock-based compensation	516	442
Other indirect overhead	498	563

	1,014	1,005

Total research and development expense	$9,974	$3,701

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $7.2 million, or 64%, to $18.5 million for the three months ended September 30, 2015 compared to $11.3 million for the three months ended September 30, 2014. The increase was primarily the result of marketing and sales efforts around both HETLIOZ® and Fanapt® in the U.S., an increase in the number of employees during 2015, as well as increased legal fees associated with ongoing litigation.

Intangible asset amortization. Intangible asset amortization increased by $2.4 million to $2.9 million for the three months ended September 30, 2015 compared to $0.5 million for the three months ended September 30, 2014. The increase reflects additional amortization of $2.1 million relating to Fanapt®. Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us in December 2014 resulting in an increase in capitalized intangible assets of $15.9 million that is being amortized until November 2016.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenues. Total revenues increased by $43.3 million, or 124%, to $78.1 million for the nine months ended September 30, 2015 compared to $34.8 million for the nine months ended September 30, 2014. Revenues were as follows:

	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014	Change
HETLIOZ® product sales, net	$29,159	$6,781	$22,378
Fanapt® product sales, net	48,917	107	48,810
Fanapt® royalty revenue	—	4,919	(4,919)
Fanapt® licensing agreement	—	22,981	(22,981)

	$78,076	$34,788	$43,288

HETLIOZ® was commercially launched in the U.S. in April 2014.

Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us in December 2014. We began selling Fanapt® commercially in the U.S. in January 2015. Fanapt® royalty revenue for the nine months ended September 30, 2014 represented amounts due from Novartis based on quarterly U.S. sales of Fanapt® by Novartis, and Fanapt® license revenue for the nine months ended September 30, 2014 represented amortization of deferred revenue from the $200.0 million up-front license fee received from Novartis. Pursuant to the Settlement Agreement, royalties from Novartis ceased, and the remaining balance of the deferred revenue as of December 31, 2014 related to the up-front license fee was recognized as part of gain on arbitration settlement in the consolidated statement of operations in the fourth quarter of 2014.

Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2015 was $17.3 million compared to $0.9 million for the nine months ended September 30, 2014. HETLIOZ® was commercially launched in the U.S. in April 2014, and we began selling Fanapt® commercially in the U.S. in January 2015. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs for the nine months ended September 30, 2015 were 10% of net U.S. sales of HETLIOZ® and 23% of net U.S sales of Fanapt®.

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

We began capitalizing HETLIOZ® manufacturing costs as inventory following the receipt of marketing approval from the FDA on January 31, 2014. As of September 30, 2015, we had approximately $0.2 million, $1.6 million and $0.1 million of reduced-cost HETLIOZ® finished goods, work-in-process inventory, and raw materials inventory, respectively, on hand.

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

Fanapt® work-in-process inventory and finished goods inventory acquired from Novartis as part of the acquisition of the Fanapt® business was recorded at fair value. The fair value of the inventory acquired from Novartis represents a higher cost than if new work-in-process inventory and finished goods inventory was manufactured at this time. We expect that, in the future, total Fanapt® manufacturing costs included in cost of goods sold will be less than 4% of our net Fanapt® product sales

Research and development expenses. Research and development expenses increased by $5.9 million, or 41%, to $20.4 million for the nine months ended September 30, 2015 compared to $14.5 million for the nine months ended September 30, 2014. The increase is primarily the result of the close out of Fanapt® clinical trial expenses transitioned to us as part of the settlement agreement and regulatory expenses related to our sNDA filing. The following table summarizes the costs of our product development initiatives for the nine months ended September 30, 2015 and 2014. Included in this table are the research and development expenses recognized in connection with the clinical development of HETLIOZ®, Fanapt®, tradipitant and Trichostatin A.

	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014
Direct project costs (1)
HETLIOZ®	$6,362	$9,795
Fanapt®	6,764	92
Tradipitant	2,783	1,594
Trichostatin A	1,122	173

	17,031	11,654

Indirect project costs (1)
Stock-based compensation	1,743	1,377
Other indirect overhead	1,624	1,448

	3,367	2,825

Total research & development expense	$20,398	$14,479

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $11.6 million, or 17%, to $55.7 million for the nine months ended September 30, 2015 compared to $67.3 million for the nine months ended September 30, 2014. The decrease is primarily due to the commercial launch of HETLIOZ® in the U.S. for the treatment of Non-24 in April 2014. We incurred costs associated with our Non-24 Disease Awareness campaign and HETLIOZ® branded advertising campaign. During 2015, we continued to incur costs associated with these campaigns but at reduced amounts when compared to 2014. The decrease associated with these campaigns was partially offset by marketing and sales efforts around both HETLIOZ® and Fanapt® in the U.S., an increase in the number of employees during 2015, as well as increased legal fees associated with ongoing litigation.

Intangible asset amortization. Intangible asset amortization increased by $8.3 million to $10.0 million for the nine months ended September 30, 2015 compared to $1.7 million for the nine months ended September 30, 2014. The increase reflects additional amortization of $6.3 million relating to Fanapt®. Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us in December 2014 resulting in an increase in capitalized intangible assets of $15.9 million that is being amortized until November 2016. The increase also reflects additional amortization of $2.0 million relating to HETLIOZ®. The likelihood of achieving a future milestone obligation that becomes payable to BMS when cumulative sales of HETLIOZ® equal $250.0 million was determined to be probable in the first quarter of 2015 resulting in an increase in capitalized intangible assets of $25.0 million and a corresponding increase in accrued non-current liabilities. The additional amortization relating to HETLIOZ® includes a catch-up adjustment of $1.2 million to retroactively record cumulative amortization from February 1, 2014 to December 31, 2014. We expect that annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million in future years until the expiration of the patent in 2033.

Liquidity and Capital Resources

As of September 30, 2015, our total cash and cash equivalents and marketable securities were $144.3 million compared to $129.8 million at December 31, 2014. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

Our liquidity resources as of September 30, 2015 and December 31, 2014 are summarized as follows:

(in thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$46,786	$60,901
Marketable securities:
U.S. Treasury and government agencies	40,185	30,618
Corporate debt	57,344	38,303

Total marketable securities	97,529	68,921

Total cash and cash equivalents	$144,315	$129,822

As of September 30, 2015, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to incur substantial costs and expenses throughout 2015 and beyond in connection with the continued U.S. commercial launch of HETLIOZ® and selling Fanapt® commercially in the U.S., including Medicaid rebates. During this time, we will evaluate the commercial opportunity for HETLIOZ® in the European countries in which it has been approved. Additionally, we continue to pursue market approval of HETLIOZ® and Fanapt® in other regions. Because of the uncertainties discussed above, the costs to advance our research and development projects and the continued commercial launch of HETLIOZ® and selling Fanapt® commercially in the U.S., are difficult to estimate and may vary significantly. It is uncertain whether our existing funds will be sufficient to meet our operating needs. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities and the magnitude of our discovery, preclinical and clinical development programs.

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

Cash Flow

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net cash provided by (used in):
Operating activities	$12,805	$(68,168)
Investing activities	(31,012)	16,471
Financing activities	4,092	2,241

Net decrease in cash and cash equivalents	$(14,115)	$(49,456)

In assessing cash used in operating activities, we consider several principal factors: (i) net loss for the period; (ii) adjustments for non-cash charges including stock-based compensation expense, amortization of intangible assets and depreciation and amortization of property and equipment; and (iii) the extent to which receivables, accounts payable and accrued liabilities, or other working capital components increase or decrease.

Net cash provided by operating activities was $12.8 million for the nine months ended September 30, 2015, an increase of $81.0 million from net cash used in operating activities of $68.2 million for the nine months ended September 30, 2014. The increase resulted from a reduction in the net loss of $24.5 million and an increase of $10.7 million in non-cash charges. Non-cash charges resulting from the amortization of intangible assets increased $8.3 million, of which $6.3 million was for Fanapt® and $2.0 million was for HETLIOZ®. Non-cash charges for stock-based compensation increased by $1.8 million reflecting an increase in the number of employees during 2015. In addition, the increase in net cash provided by operating activities reflects a net increase in accounts payable and accrued liabilities of $36.5 million primarily for sales allowances relating to initial sales of Fanapt® in the 2015 period. Net cash used in operating activities for the nine months ended September 30, 2014 had included non-cash licensing revenue of $23.0 million from the amortization of deferred licensing revenue relating to Fanapt®. The increase in net cash provided by operating activities was partly offset by a net increase of $10.5 million in accounts receivable resulting from initial sales of Fanapt® in the 2015 period.

Net cash used in investing activities was $31.0 million for the nine months ended September 30, 2015, a decrease of $47.5 million from net cash provided by investing activities of $16.5 million for the nine months ended September 30, 2014. The decrease primarily resulted from net purchases of marketable securities of $29.2 million in the 2015 period compared with net sales of marketable securities of $24.7 million in the 2014 period. Net cash provided by investing activities for the nine months ended September 30, 2014 had been reduced by a milestone payment of $8.0 million to BMS as a result of the FDA approval of HETLIOZ® in January 2014.

Net cash provided by financing activities was $4.1 million for the nine months ended September 30, 2015, an increase of $1.9 million, from net cash provided by financing activities of $2.2 million for the nine months ended September 30, 2014. The increase resulted from additional cash proceeds from the exercise of stock options.

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

Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. The top six customers represented 94% of total revenues for the nine months ended September 30, 2015, and the top three customers represented 73% of accounts receivable at September 30, 2015. We have not experienced any losses relating to receivables from customers.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 4	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2015, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

In June 2014, the Company filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware. The suit seeks an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 8,586,610 (the ‘610 Patent) by submitting to the FDA an Abbreviated New Drug Application (ANDA) for generic versions of Fanapt® oral tablets in 1 mg, 2 mg, 4 mg, 6 mg, 8 mg, 10 mg and 12 mg strengths. The relief requested by the Company includes a request for a permanent injunction preventing Roxane from infringing the asserted claims of the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘610 Patent in 2027.

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

In May 2015, the Company filed a lawsuit against Inventia Healthcare Pvt. Ltd. (Inventia) in the U.S. District Court for the District of Delaware. The suit seeks an adjudication that Inventia has infringed on one or more claims of the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt®. The relief requested by the Company includes a request for a permanent injunction preventing Inventia from infringing the asserted claims of the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘610 Patent in 2027. This lawsuit is scheduled to be tried in a four-day bench trial beginning on January 17, 2017.

In October 2015, the Company filed four separate patent infringement lawsuits in the United States District Court for the District of Delaware (the October 2015 Lawsuits). Two of the October 2015 Lawsuits join the existing litigations against the previous Fanapt® ANDA filers, Roxane and Inventia, described above. The other two October 2015 Lawsuits were filed against new ANDA filers, Taro Pharmaceuticals, U.S.A., Inc./Taro Pharmaceuticals Ltd. (Taro) and Apotex Inc. (Apotex).

The first of the October 2015 Lawsuits, which was filed against Roxane, seeks an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 9,138,432 (the ‘432 Patent) by submitting to the FDA its ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025. The relief requested by the Company includes a request for a permanent injunction preventing Roxane from infringing the asserted claims of the ‘432 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025.

The second of the October 2015 Lawsuits, which was filed against Inventia, seeks an adjudication that Inventia has infringed one or more claims of the ‘432 Patent by submitting to the FDA its ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025. The relief requested by the Company includes a request for a permanent injunction preventing Inventia from infringing the asserted claims of the ‘432 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025.

The third of the October 2015 Lawsuits, which was filed against Taro, seeks an adjudication that Taro has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by the Company includes a request for a permanent injunction preventing Taro from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

The fourth of the October 2015 Lawsuits, which was filed against Apotex and Apotex Corp., seeks an adjudication that Apotex has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by the Company includes a request for a permanent injunction preventing Apotex from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

ITEM 1A	Risk Factors

The following description of risk factors include any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2015, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this quarterly report on Form 10-Q or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s, Discussion and Analysis of Financial Condition and Results of Operations.”

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

As of September 30, 2015, we had 112 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including distribution, clinical research, data collection and analysis, manufacturing, and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

Our activities will necessitate significant uses of working capital throughout 2015 and beyond. It is uncertain whether our existing funds will be sufficient to meet our operating needs. As of September 30, 2015, our total cash and cash equivalents and marketable securities were $144.3 million. Our long term capital requirements are expected to depend on many factors, including, among others:

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

Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others or with products which may cost less than our products. Physicians, patients, third party payors and the medical community may not accept or utilize any of our products that may be approved. If HETLIOZ®, Fanapt® and our other products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. We believe the primary competitors for HETLIOZ® and Fanapt® are as follows:

•	For HETLIOZ® in the treatment of Non-24, there are no FDA approved direct competitors. Sedative-Hypnotic treatments include, Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc., Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Silenor® (doxepin) by Pernix Therapeutics, Belsomra® (suvorexant) by Merck & Co., Inc., generic products such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Teva Pharmaceutical Industries Ltd.

•	For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the depot formulation Risperdal® Consta® and Invega® (paliperidone), including the depot formulation Invega® Sustenna®, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, each by Eli Lilly and Company, Seroquel® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka America Pharmaceutical Inc., Abilify® Maintena® (the depot formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Actavis plc, Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Rexulti® (brexpiprazole) by Otsuka Pharmaceutical, Inc., Aristada™ (aripiprazole lauroxil) extended-release injectible suspension by Alkermes, Inc. and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

Additionally, we may face competition from newly developed generic products. Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful at challenging an Abbreviated New Drug Application (ANDA), filed pursuant to the Hatch-Waxman Act, cheaper generic versions of our products, which may be favored by insurers and third-party payors, may be launched commercially, which would significantly harm our business.

In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware. The suit seeks adjudication that Roxane has infringed one or more claims of our U.S. Patent No. 8,586,610 (the ‘610 Patent) by submitting to the FDA an ANDA for generic versions of Fanapt® oral tablets in 1 mg, 2 mg, 4 mg, 6 mg, 8 mg, 10 mg and 12 mg strengths. The relief requested by us includes a request for a permanent injunction preventing Roxane from infringing the asserted claims of the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘610 Patent in 2027.

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

In May 2015, we filed suit against Inventia Healthcare Pvt. Ltd. (Inventia) in the U.S. District Court for the District of Delaware. The suit seeks an adjudication that Inventia has infringed one or more claims of the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt®. The relief requested by us includes a request for a permanent injunction preventing Inventia from infringing the asserted claims of the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘610 Patent in 2027. This lawsuit is scheduled to be tried in a four-day bench trial beginning on January 17, 2017.

In October 2015, the Company filed four separate patent infringement lawsuits in the United States District Court for the District of Delaware (the October 2015 Lawsuits). Two of the October 2015 Lawsuits join the existing litigations against the previous Fanapt® ANDA filers, Roxane and Inventia, described above. The other two October 2015 Lawsuits were filed against new ANDA filers, Taro Pharmaceuticals, U.S.A., Inc./Taro Pharmaceuticals Ltd. (Taro) and Apotex Inc. (Apotex).

The first of the October 2015 Lawsuits, which was filed against Roxane, seeks an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 9,138,432 (the ‘432 Patent) by submitting to the FDA its ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025. The relief requested by the Company includes a request for a permanent injunction preventing Roxane from infringing the asserted claims of the ‘432 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025.

The second of the October 2015 Lawsuits, which was filed against Inventia, seeks an adjudication that Inventia has infringed one or more claims of the ‘432 Patent by submitting to the FDA its ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025. The relief requested by the Company includes a request for a permanent injunction preventing Inventia from infringing the asserted claims of the ‘432 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025.

The third of the October 2015 Lawsuits, which was filed against Taro, seeks an adjudication that Taro has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by the Company includes a request for a permanent injunction preventing Taro from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

The fourth of the October 2015 Lawsuits, which was filed against Apotex and Apotex Corp., seeks an adjudication that Apotex has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by the Company includes a request for a permanent injunction preventing Apotex from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

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

As of September 30, 2015, we had an accumulated deficit of $313.1 million and we cannot estimate with precision the extent of our future losses. In April 2014, we commercially launched HETLIOZ® in the U.S. for the treatment of Non-24. We are currently evaluating the commercial opportunity for HETLIOZ® in Europe. In the fourth quarter of 2014, we acquired all further rights to Fanapt® from Novartis. The continued commercialization of HETLIOZ® and generating U.S. sales of Fanapt® on our own will require substantial additional expenditures. In addition, we may not succeed in commercializing HETLIOZ®, Fanapt® or any other products. Novartis launched Fanapt® in the U.S. in the first quarter of 2010 and we began selling Fanapt® on our own in the first quarter of 2015. We may not succeed in gaining additional market acceptance of Fanapt® in the U.S. and we may not succeed in commercializing HETLIOZ® or Fanapt® outside of the U.S. We may not be profitable even if our products are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Ownership changes did occur as of December 31, 2008 and December 31, 2014. Our management determined that there was sufficient Built-In-Gain as of December 31, 2008 to offset the IRC Section 382 limitation generated by the ownership change. Our management believes that there is sufficient Built-In-Gain as of December 31, 2014 to offset the IRC Section 382 limitation generated by the ownership change. Any future ownership changes may cause our existing tax attributes to have additional limitations.

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

Method of treatment patents protect the use of a product for the method specified in the patent claims. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for a use that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our patented methods, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of treatment patents, such infringement may be difficult to prevent.

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

The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term extension for HETLIOZ®, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to the HETLIOZ® U.S. “new chemical entity” patent (the primary patent covering the product as a new composition of matter) until 2022. We also own two HETLIOZ® U.S. method of treatment patents (directed to the approved method of treatment as described in the HETLIOZ® label approved by the FDA). These patents expire normally in 2033. The Fanapt® U.S. “new chemical entity” patent has received the full five-year patent term extension under the Hatch-Waxman Act and so the term of this patent in the U.S. has been extended until November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the FDA’s Orange Book in January 2015, is set to expire in 2027. Eight additional U.S. patents directed to methods of treating patients with Fanapt®, which are set to expire between 2025 and 2031, were issued to us in 2014 and 2015.

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

As described elsewhere in these risk factors and in Part II, Item I, Legal Proceedings, of this quarterly report on Form 10-Q, we have initiated lawsuits to enforce our patent rights against Roxane, Inventia, Taro and Apotex.

Risks related to our common stock

Our stock price has been highly volatile and may be volatile in the future, and purchasers of our common stock could incur substantial losses.

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2015 and September 30, 2015, the high and low sale prices of our common stock as reported on The NASDAQ Global Market varied between $8.80 and $15.00. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors;

•	the outcome of regulatory review relating to products under development by us or our competitors;

•	regulatory developments in the U.S. and foreign countries;

•	developments concerning any collaboration or other strategic transaction we may undertake;

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•	termination or delay of development or commercialization program(s) by our partners;

•	safety issues with our products or those of our competitors;

•	our or our partners’ ability to successfully commercialize our products;

•	our ability to successfully execute our commercialization strategies;

•	announcements of technological innovations or new therapeutic products or methods by us or others;

•	actual or anticipated variations in our quarterly operating results;

•	changes in estimates of our financial results or recommendations by securities analysts or failure to meet such financial expectations;

•	changes in government regulations or policies;

•	changes in patent legislation or patent decisions or adverse changes to patent law;

•	additions or departures of key personnel or members of our board of directors;

•	financial guidance or business updates we may provide;

•	announcements about our financial results that are not in line with analyst expectations or guidance we provide;

•	the publication of negative research or articles about our company, our business or our products by industry analysts or others;

•	publicity regarding actual or potential transactions involving us; and

•	economic, political and other external factors beyond our control.

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

In addition to our outstanding common stock, as of September 30, 2015 there were a total of 7,449,099 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our 2006 Equity Incentive Plan. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

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

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in previous offerings. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors.

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

Moreover, in September 2008, our board of directors adopted a rights agreement that unless renewed expires in September 2018, the provisions of which could result in significant dilution of the proportionate ownership of a potential acquirer and, accordingly, could discourage, delay or prevent a change in our management or control over us.

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit Number	Description

10.64	Employment Agreement for Gian Piero Reverberi, Senior Vice President and General Manager Europe, dated September 3, 2015.

10.65	Employment Agreement for Richard L. Gulino, Senior Vice President, General Counsel and Secretary, dated September 14, 2015.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Vanda Pharmaceuticals Inc.

November 4, 2015	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D. President and Chief Executive Officer (Principal Executive Officer)

November 4, 2015	/s/ James P. Kelly
James P. Kelly Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

10.64	Employment Agreement for Gian Piero Reverberi, Senior Vice President and General Manager Europe, dated September 3, 2015.

10.65	Employment Agreement for Richard L. Gulino, Senior Vice President, General Counsel and Secretary, dated September 14, 2015.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

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