Form 10-K
period 2015-12-31
Vanda Pharmaceuticals Inc.
filed 2016-02-12
CIK 1347178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐        No  ☑

As of June 30, 2015, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $525.7 million based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market, on such date. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of January 31, 2016 was 43,102,957.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2016 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.

Form 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the ability of Vanda Pharmaceuticals Inc. (we, our or Vanda) to successfully commercialize HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the U.S. and Europe;

•	uncertainty as to the market awareness of Non-24 and the market acceptance of HETLIOZ®;

•	our ability to generate U.S. sales of Fanapt® (iloperidone) for the treatment of schizophrenia;

•	the timing and costs of continuing to build a sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote Fanapt® in the U.S.;

•	our dependence on third-party manufacturers to manufacture HETLIOZ® and Fanapt® in sufficient quantities and quality;

•	our limited sales and marketing infrastructure;

•	the regulatory status of Fanapt® in Europe;

•	our ability to successfully commercialize HETLIOZ® and Fanapt® outside of the U.S.;

•	our ability to prepare, file, prosecute, defend and enforce any patent claims and other intellectual property rights;

•	a loss of rights to develop and commercialize our products under our license agreements;

•	the ability to obtain and maintain regulatory approval of our products, and the labeling for any approved products;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	a failure of our products to be demonstrably safe and effective;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	our failure to identify or obtain rights to new products;

•	a loss of any of our key scientists or management personnel;

•	limitations on our ability to utilize some of all of our prior net operating losses and orphan drug and research and development credits;

•	the cost and effects of litigation;

•	our ability to obtain the capital necessary to fund our research and development or commercial activities;

•	losses incurred from product liability claims made against us; and

•	use of our existing cash, cash equivalents and marketable securities.

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

Overview

Vanda Pharmaceuticals Inc. (we, Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of products for the treatment of central nervous system disorders. Vanda commenced its operations in 2003 and our product portfolio includes:

•

HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•

Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis Pharma AG (Novartis) until December 31, 2014. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information. In September 2015, the FDA accepted for review a supplemental New Drug Application (sNDA) for Fanapt® for the maintenance treatment of schizophrenia in adults. In December 2015, we refiled with the European Medicines Agency (EMA) a Marketing Authorization Application (MAA) for Fanaptum® oral. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014.

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

Our activities will necessitate significant uses of working capital throughout 2016 and beyond. We are currently concentrating our efforts on selling HETLIOZ® and Fanapt® commercially in the U.S. and our upcoming commercial launch of HETLIOZ® in Europe. Additionally, we continue to pursue market approval of HETLIOZ® in other regions and Fanapt® in Europe and other regions. We will continue to work with our distribution partners who launched Fanapt® in Mexico and Israel during 2014. We see opportunities to grow our commercial products through life cycle management strategies that include the addition of new indications and formulations. Our pipeline includes novel programs that could address largely unmet medical needs.

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

Our strategy

Our goal is to create a leading biopharmaceutical company focused on developing and commercializing novel therapies addressing high unmet medical needs through the application of our drug development expertise and our pharmacogenetics and pharmacogenomics expertise. The key elements of our strategy to accomplish this goal are to:

•	Maximize the commercial success of HETLIOZ® and Fanapt®;

•	Enter into strategic partnerships to supplement our capabilities and to extend our commercial reach;

•	Pursue the clinical development and regulatory approval of our products;

•	Apply our pharmacogenetics and pharmacogenomics expertise to differentiate our products; and

•	Expand our product portfolio through the identification and acquisition of additional products.

Products

We have the following products on the market or under regulatory review:

Product	Indication	Country	Select Milestones
HETLIOZ® (tasimelteon)	Non-24	United States	FDA approval in January 2014; Commercial launch in April 2014

		Europe	EC approval in July 2015; Expected commercial launch in Germany in 2016
Fanapt® (Oral) (iloperidone)	Schizophrenia	United States

FDA approval in May 2009;

Commercial launch in January 2010;

U.S. and Canada rights sublicensed to Novartis in October 2009 and reacquired by Vanda in December 2014;

Long term maintenance sNDA accepted for review by FDA in September 2015 with a PDUFA date in May 2016

Fanaptum® (Oral) (iloperidone)		Europe	EMA accepted for evaluation our MAA in December 2015

		Mexico	Market approval in October 2013; Commercial launch in the fourth quarter of 2014 by our local distribution partner, Probiomed S.A. de C.V.

		Israel	Market approval August 2012; Commercial launch in the fourth quarter of 2014 by our local distribution partner, Megapharm Ltd.

We have the following products in clinical development:

Product	Target Indication	Select Milestones
HETLIOZ® (tasimelteon)	Pediatric Non-24	Plan to initiate a pharmacokinetic study in the second quarter 2016; Plan to initiate a Phase III study in the second half of 2016

	SMS	Initiated open label interventional study in the fourth quarter 2015; Plan to initiate placebo controlled Phase III study in the second half of 2016

	Jet Lag Disorder	Completed observational study in the fourth quarter of 2015; Plan to initiate Phase III study in the second half of 2016
Fanapt® (Oral) (iloperidone)	Schizophrenia	Positive results from a Phase III long-term maintenance study in patients with schizophrenia were announced in June 2015
Tradipitant (VLY-686)	Pruritus in patients with Atopic Dermatitis	Plan to initiate a pruritus proof of concept study during 2016
Trichostatin A	Oncology	Plan to file an Investigational New Drug (IND) application in 2016
AQW051	CNS Disorders	Potential indications are under strategic evaluation including cognitive impairment

HETLIOZ®

Commercial opportunity: Non-24

In January 2014, HETLIOZ® was approved in the U.S. for the treatment of Non-24. Non-24 is a serious, rare and chronic circadian rhythm disorder characterized by the inability to entrain (synchronize) the master body clock with the 24-hour day-night cycle. HETLIOZ® is the first FDA approved treatment for Non-24. HETLIOZ® is a melatonin agonist of the human MT1 and MT2 receptors, with greater specificity for MT2. These receptors are thought to be involved in the control of circadian rhythms. HETLIOZ® is believed to reset the master body clock in the suprachiasmatic nucleus (SCN), located in the hypothalamus, resulting in the entrainment and alignment of the body’s melatonin and cortisol rhythms to the 24-hour day-night cycle. HETLIOZ® was launched commercially in the U.S. in April 2014. In addition, in July 2015, the EC granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway.

In January 2010, the FDA granted orphan drug designation status for HETLIOZ® in Non-24 in blind individuals. The FDA grants orphan drug designation to drugs that may provide significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation provides potential financial and regulatory incentives, including study design assistance, tax credits, waiver of FDA user fees, and up to seven years of market exclusivity upon marketing approval. In February 2011, the European Medicines Agency (EMA) designated HETLIOZ® as an orphan medicinal product for the same indication.

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

While there are no FDA or EC approved treatments for Non-24, other than HETLIOZ®, there are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics. See Competition below for a discussion of commonly prescribed drugs for patients with sleep disorders.

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

Therapeutic opportunity: Other

We are planning to develop HETLIOZ® for the treatment of pediatric Non-24. We expect to initiate a pediatric pharmacokinetic study in the second quarter of 2016 and a Phase III study in the second half of 2016.

We initiated an open label interventional study in patients with SMS in the fourth quarter of 2015. We expect to initiate a placebo controlled Phase III study in the second half of 2016. SMS is a rare genetic disorder caused by a deletion on chromosome 17. The U.S. National Institute of Health estimates that SMS affects approximately one in 20,000 births in the U.S.

We initiated an observational study in Jet Lag Disorder in the fourth quarter of 2015. We expect to initiate a Phase III study in the second half of 2016.

Fanapt®

Commercial Opportunity: Schizophrenia

Fanapt® is a product for the treatment of schizophrenia. In May 2009, the FDA granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. In October 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis in June 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis had exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. In January 2010, Novartis launched Fanapt® in the U.S. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to Vanda as part of the Settlement Agreement. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information. In June 2015, we announced positive results from REPRIEVE, a Phase III long-term maintenance study that was conducted by Novartis. In September 2015, the FDA accepted for review a supplemental New Drug Application (sNDA) for Fanapt® for the maintenance treatment of schizophrenia in adults. The FDA has set a May 2016 PDUFA date for the Fanapt® sNDA.

We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. In December 2012, the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion recommending against approval of Fanaptum® (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the European Union. The CHMP was of the opinion that the benefits of Fanaptum® did not outweigh its risks and recommended against marketing authorization. We initiated an appeal of this opinion and requested a re-examination of the decision by the CHMP, but withdrew our Marketing Authorization Application (MAA) in the first quarter of 2013 because the additional clinical data requested by the CHMP would not have been available in the timeframe allowed by the EMA’s Centralized Procedure. In December 2015, we refiled a MAA with the EMA for Fanaptum® which included the results from the REPRIEVE study.

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

Tradipitant (VLY-686)

Tradipitant is a small molecule NK-1R antagonist that we licensed from Eli Lilly and Company (Lilly) in April 2012. NK-1R antagonists have been evaluated in a number of indications including chemotherapy-induced nausea and vomiting (CINV), post-operative nausea and vomiting (PONV), alcohol dependence, anxiety, depression and pruritus. We commenced a Phase II clinical study of tradipitant in the treatment of chronic pruritus in patients with atopic dermatitis in 2014. Results from a Phase II study for the treatment of chronic pruritus in atopic dermatitis were announced in March 2015. This study showed no significant difference from placebo on the pre-specified primary endpoint. Vanda believes this proof of concept study was informative, in that through subsequent analyses, it revealed significant and clinically meaningful responses across multiple outcomes evaluated in individuals with higher blood plasma levels of tradipitant at the time of their pruritus assessments. We plan to initiate a pruritus proof of concept study in 2016.

Trichostatin A

Trichostatin A is a small molecule HDAC inhibitor with potential use as a treatment for several oncology indications. We plan to file an IND application in the first half of 2016.

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

In October 2009, we entered into an amended and restated sublicense agreement with Novartis, which amended and restated the June 2004 sublicense agreement. Pursuant to the amended and restated sublicense agreement, Novartis had exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis was responsible for the further clinical development activities in the U.S. and Canada. Pursuant to the amended and restated sublicense agreement, we received an upfront payment of $200.0 million and were eligible for additional payments totaling up to $265.0 million upon Novartis’ achievement of certain commercial and development milestones for Fanapt® in the U.S. and Canada. We also received royalties, which, as a percentage of net sales, were in the low double-digits, on net sales of Fanapt® in the U.S. and Canada. We retained exclusive rights to Fanapt® outside the U.S. and Canada and are obligated to make royalty payments to Sanofi S.A. on Fanapt® sales outside the U.S. and Canada.

Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. We are obligated to make royalty payments to Sanofi, S.A. (Sanofi) and Titan, at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200.0 million, and at a percentage rate in the mid-twenties on sales over $200.0 million through November 2016. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information. In February 2016, we amended the agreement with Sanofi and Titan to remove Titan as the entity through which royalty payments from us are directed to Sanofi following the expiration of the new chemical entity (NCE) patent for Fanapt® in the U.S. on November 15, 2016. Under the amended agreement, we will pay directly to Sanofi a fixed royalty of 3% of net sales from November 16, 2016 through December 31, 2019 related to manufacturing know-how. We will make a $2.0 million payment applied to this 3% manufacturing know-how royalty and will make additional royalty payments only to the extent that our cumulative royalty obligations during this period exceed the amount of the pre-payment. No further royalties on manufacturing know-how are payable by us after December 31, 2019. This amended agreement does not alter Titan’s obligation under the License Agreement to make royalty payments to Sanofi prior to November 16, 2016 or our obligations under the Sublicense Agreement to pay Sanofi a fixed royalty on Fanapt net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the NCE patent has expired or was not issued.

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

Government regulation

Government authorities in the U.S., at the federal, state and local level, as well as foreign countries and local foreign governments, regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, import and export of our products. Other than HETLIOZ® in the U.S. and the European Union and Fanapt® in the U.S., Israel and Mexico, all of our products will require regulatory approval by government agencies prior to commercialization. In particular, human pharmaceutical products are subject to rigorous pre-clinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate domestic and foreign laws, rules and regulations require the expenditure of significant time and human and financial resources.

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

HETLIOZ®, Fanapt®, tradipitant and AQW051 are covered by new chemical entity and other patents and patent applications. The patents cover the active pharmaceutical ingredient and provide patent protection for all formulations containing these active pharmaceutical ingredients. For more on these license and sublicense arrangements, see License agreements above. In addition, we have generated our own intellectual property, and filed patent applications covering this intellectual property, for HETLIOZ® and Fanapt.

The table below is a summary of select patents for our commercial products.

	Number	Type	Country

HETLIOZ®	US 5,856,529 US 8,785,492 US 9,060,995 US 7,754,902 US 8,097,738 US 8,558,017	NCE Method of treatment Method of treatment Synthesis Synthesis Synthesis	Issued in 39 countries including US, EU and Japan US issued, pending in 15 countries and EU US issued, pending in 15 countries and EU US US US

Fanapt®	RE 39198 US 8,586,610 US 9,138,432 PCT/EP2002/012073 PCT/EP2003/007619 PCT/EP2002/013937	NCE Method of treatment Method of treatment Iloperidone microparticle depot formulation Iloperidone aq. crystal depot formulation Method of treatment

US

US & Japan, pending in Canada, EU, Australia

US, pending in Japan, Canada, EU, Australia

US, EU & Japan, issued in 29 countries

US, EU & Japan, issued in 34 countries

US, EU & Japan, issued in 30 countries

HETLIOZ®

Our rights to the new chemical entity patent covering HETLIOZ® and related intellectual property have been acquired through a license with BMS. HETLIOZ® and its formulations, genetic markers and uses are covered by a total of 14 patent and patent application families worldwide. The primary new chemical entity patent covering HETLIOZ® expires normally in 2017 in the U.S. and in most European markets. The “Hatch-Waxman Act” provides for an extension of new chemical entity patents for a period of up to five years following the expiration of the patent covering that compound to compensate for time spent in development. We believe that HETLIOZ® will meet the various criteria of the Hatch-Waxman Act and will receive five additional years of patent protection in the U.S., which would extend its new chemical entity patent protection in the U.S. until 2022. An application for the five year patent term extension has been filed and is being processed by the U.S. Patent and Trademark Office. In July 2014, a new method of use patent was issued to us by the U.S. Patent and Trademark Office for HETLIOZ® in the treatment of Non-24. This method of use patent is expected to expire in 2033, potentially further extending the exclusivity protection of HETLIOZ®. In June 2015, an additional method of use patent was issued to us by the U.S. Patent and Trademark Office for HETLIOZ®. This method of use patent is also expected to expire in 2033. Both the new chemical entity patent and the method of use patents are listed in the FDA’s Orange Book.

In Europe, the law provides for ten years of data exclusivity (with the potential for an additional year if the drug is developed for a significant new indication). As such, in Europe, data exclusivity will protect HETLIOZ® for at least ten years from approval. A completed Pediatric Investigation Plan could further extend this exclusivity for two years in an orphan indication, for a total of 12 years of exclusivity. It is also possible that the term of the new chemical entity patent in Europe could be extended by issuance of a supplementary protection certificate (SPC). The European Patent Office has granted the Company’s patent application directed to the 20 mg/day dose. This patent will expire normally in 2027. Patent applications directed to the treatment of Non-24, if granted, would provide exclusivity in Europe for this indication until at least 2033.

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

Fanapt® and its metabolites, formulations, genetic markers and uses are covered by a total of 17 patent and patent application families in the U.S., Europe, and other markets. The primary new chemical entity patent covering Fanapt® was set to expire normally in 2011 in the U.S. and expired in 2010 in major markets outside the U.S. Fanapt® has qualified for the full five-year patent term extension under the Hatch-Waxman Act and so the term of the new chemical entity patent in the U.S. has been extended until November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to the Company by the U.S. Patent and Trademark Office. This patent, which was listed in the FDA’s Orange Book in January 2015, is set to expire in 2027, potentially further extending the exclusivity protection of Fanapt®. Additional method of treatment patents were issued and listed in the Orange Book with the latest expected expiry in December 2031. We have asserted our patents against Roxane Laboratories and several other paragraph IV filers. See Note 18, Legal Matters, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information.

In Europe, the law provides for ten years of data exclusivity (with the potential for an additional year if the drug is developed for a significant new indication). No generic versions of Fanapt® would be permitted to be marketed or sold during this 10-year (or 11-year) period in most European countries. Consequently, we expect our rights to commercialize Fanapt® will be exclusive for at least 10 years from approval in Europe. Outside the U.S. and Europe, data exclusivity will protect Fanapt® from generic competition for varying numbers of years depending upon the country. Several other patent applications covering metabolites, uses, formulations and genetic markers relating to Fanapt® extend beyond 2020. The patent family for the microsphere depot formulation of Fanapt® expires in 2024 in the U.S. and 2022 in most of the major markets in Europe. The patent family for the aqueous microcrystals depot formulation of Fanapt® expires in 2023 in the U.S. and in most of the major markets in Europe.

Tradipitant

Lilly owns a new chemical entity patent as well as patent applications directed to polymorphic forms of, and methods of making tradipitant. Thus, tradipitant is covered by a total of three patent and patent application families worldwide, which have been licensed to the Company. The new chemical entity patent covering tradipitant expires in 2023, except in the U.S., where it expires normally in 2024 subject to any extension that may be received under Hatch-Waxman. We have filed additional patent applications based on discoveries made during recent studies with tradipitant.

AQW051

Novartis owns a new chemical entity patent as well as patent applications directed to methods of using AQW051, AQW051 formulations, and combinations of AQW051 with other active pharmaceutical ingredients. The new chemical entity patent expires normally in 2023 in the U.S., Europe, and other markets.

Trichostatin A

Trichostatin A is a small molecule HDAC inhibitor with potential use as a treatment for several oncology indications. We have pending patent applications covering the use of Trichostatin A and plan on filing additional applications based on discoveries made throughout the development plan of this molecule.

Other Patents

Aside from the new chemical entity patents and other in-licensed patents relating to Fanapt®, HETLIOZ®, tradipitant, and AQW051, we have numerous patent and patent application families, most of which have been filed in key markets including the U.S., relating to our products and development compounds. In addition, we have several other patent application families relating to drugs not presently in clinical studies. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering other products, pharmaceutical compositions and methods of use.

Proprietary Know-how

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

Marketing and sales

HETLIOZ® was approved in the U.S. for the treatment of Non-24 in January 2014 and commercially launched in the U.S. in April 2014. Additionally, HETLIOZ® was approved in the Europe Union for the treatment of Non-24 in July 2015 and we expect to commercially launch the product in Germany in 2016.

Given the range of potential indications for HETLIOZ®, we may pursue one or more partnerships for the development and commercialization of HETLIOZ® worldwide.

Fanapt® was approved in the U.S. for the treatment of schizophrenia in May 2009 and commercially launched in the U.S. in January 2010. In October 2009, we entered into an amended and restated sublicense agreement with Novartis pursuant to which Novartis has exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Pursuant to the terms of the Settlement Agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to Vanda on December 31, 2014.

Fanapt® was launched in Israel and Mexico by our distribution partners in 2014. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation outside of the U.S. and Canada.

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

We incurred $29.1 million, $19.2 million and $28.5 million in research and development expenses in the years ended December 31, 2015, 2014 and 2013, respectively.

Customers

Our revenue for the years ended December 31, 2015, 2014 and 2013 consisted of revenue from product sales, license revenue, and royalty revenue. Six customers, each based in the U.S., accounted for 94% of our total revenue for the year ended December 31, 2015. No other customer accounted for more than 10% of revenue in 2015. One company, headquartered in Switzerland with our revenue generated from sales in the U.S., accounted for 74% of our total revenue for the year ended December 31, 2014. No other customer accounted for more than 10% of revenue in 2014. One company, headquartered in Switzerland with our revenue generated from sales in the U.S., accounted for 100% of our total revenue for the year ended December 31, 2013. No other customer accounted for more than 10% of revenue in 2013. Future revenue is uncertain and may fluctuate significantly from period to period. We have not experienced any losses relating to receivables from customers.

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

Employees

We had 118 full-time employees as of December 31, 2015, compared with 64 as of December 31, 2014. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this annual report on Form 10-K or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, Financial Statements and Part I, Item 2, Management’s, Discussion and Analysis of Financial Condition and Results of Operations.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks related to our business and industry

We are heavily dependent on the commercial success of HETLIOZ®.

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

Because we have limited information with regard to the market acceptance of HETLIOZ® in the U.S. or elsewhere abroad, we may have to revise our commercial strategy for, or estimates regarding the market acceptance of, HETLIOZ® or our strategy to commercialize the product.

Market acceptance of and demand for HETLIOZ® depends on many factors, including, but not limited to:

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

In addition, we expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources as we continue the commercialization of HETLIOZ® and our Non-24 awareness campaign in the U.S., evaluate foreign market opportunities for HETLIOZ® and continue to grow our operational capabilities, both domestically and abroad. This represents a significant investment in the commercial success of HETLIOZ ®, which is uncertain.

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

Our ability to generate meaningful product sales from Fanapt® will depend on many factors, including the following:

•	the unfavorable outcome or other negative effects of any pending litigation relating to Fanapt®;

•	the effectiveness of our sales and marketing efforts in support of Fanapt®;

•	the ability of patients to be able to afford Fanapt® or obtain health care coverage that covers Fanapt®;

•	acceptance of, and ongoing satisfaction, with Fanapt® by the medical community, patients receiving therapy and third party payors;

•	a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

•	the size of the market for Fanapt®;

•	the ability of our manufacturing partners to successfully expand and sustain capacity to meet demand;

•	cost and availability of raw materials;

•	safety concerns in the marketplace for schizophrenia therapies;

•	regulatory developments relating to the manufacture or continued use of Fanapt®;

•	decisions as to the timing of product launches, pricing and discounts;

•	the competitive landscape for approved and developing therapies that will compete with Fanapt®; and

•	our or our partners’ ability to obtain regulatory approval for Fanapt® in additional countries.

For reasons outside of our control, including those mentioned above, sales of Fanapt® may not meet our or financial or industry analysts’ expectations. Any significant negative developments relating to Fanapt®, such as the loss of patent protection, safety or efficacy issues, the introduction or greater acceptance of competing products or adverse regulatory or legislative developments, will have an adverse effect on our financial condition and results of operations.

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

Our business strategy includes entering into collaborations with corporate collaborators for the commercialization of HETLIOZ®, Fanapt® and our other products. Areas in which we may potentially enter into third-party collaboration arrangements include joint sales and marketing arrangements for sales and marketing in certain European Union countries and elsewhere outside of the U.S., and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator, this could result in an adverse effect on our business, results of operations or financial condition. Any arrangements we do enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.

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

Even after obtaining regulatory approvals for the sale of our products, the commercial success of these products will depend, among other things, on their acceptance by physicians, patients, third-party payors and other members of the medical community as therapeutic and cost-effective alternatives to competing products and treatments. The degree of market acceptance of any product will depend on a number of factors, including the demonstration of its safety and efficacy, its cost-effectiveness, its potential advantages over other therapies, the reimbursement policies of government and third-party payors with respect to such product, our ability to attract and maintain corporate partners, including pharmaceutical companies, to assist in commercializing our products, receipt of regulatory clearance of marketing claims for the uses that we or our partners are developing and the effectiveness of our and our partners’ marketing and distribution capabilities. If our approved products fail to gain market acceptance or do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable on a sustained basis or achieve significant revenues.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of HETLIOZ®, Fanapt® and our other products.

As of December 31, 2015, we had 118 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including distribution, clinical research and development, data collection and analysis and manufacturing, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

Disruptions to our HETLIOZ® or Fanapt® supply chains could materially affect our ability to successfully commercialize HETLIOZ® or Fanapt®, thereby reducing our future earnings and prospects.

A loss or disruption with any one of our manufacturers or suppliers could disrupt the supply of HETLIOZ® or Fanapt®, possibly for a significant time period, and we may not have sufficient inventories to maintain supply before the manufacturer or supplier could be replaced or the disruption is resolved. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. Introducing a replacement or backup manufacturer or supplier for HETLIOZ® or Fanapt® requires a lengthy regulatory and commercial process and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion or at all. In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process.

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

Our and our partners’ activities, including the sale and marketing of our products, are subject to extensive government regulation and oversight, including regulation under the federal Food, Drug and Cosmetic Act and other federal and state statutes. We are also subject to the provisions of the Federal Anti-Kickback Statute and several similar state laws, which prohibit payments intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws may apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers, suppliers or sponsors, including third-parties performing similar functions, of drugs and biologicals, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, and other potential purchasers of drugs and biologicals. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).

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

In October 2015, we filed four separate patent infringement lawsuits in the United States District Court for the District of Delaware (the October 2015 Lawsuits). Two of the October 2015 Lawsuits join the existing litigations against the previous Fanapt® ANDA filers, Roxane and Inventia, described above. The other two October 2015 Lawsuits were filed against new ANDA filers, Taro Pharmaceuticals, U.S.A., Inc./Taro Pharmaceuticals Ltd. (Taro) and Apotex Inc. (Apotex).

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

The third of the October 2015 Lawsuits, which was filed against Taro, seeks an adjudication that Taro has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by us includes a request for a permanent injunction preventing Taro from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

The fourth of the October 2015 Lawsuits, which was filed against Apotex and Apotex Corp., seeks an adjudication that Apotex has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by us includes a request for a permanent injunction preventing Apotex from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

In November 2015, we filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin). The suit seeks an adjudication that Lupin has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA its ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by us in the lawsuit includes a request for a permanent injunction preventing Lupin from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

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

In addition, if after receiving marketing approval of a product, we, our partners or others identify undesirable side effects caused by such product, we or our partners could face one or more of the following:

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

We have been engaged in identifying and developing products since March 2003, which has required, and will continue to require, significant research and development expenditures. The continued commercialization of HETLIOZ® and Fanapt® will require substantial additional expenditures.

As of December 31, 2015, we had an accumulated deficit of $327.8 million and we cannot estimate with precision the extent of our future losses. In April 2014, we commercially launched HETLIOZ® in the U.S. for the treatment of Non-24. We are currently evaluating the commercial opportunity for HETLIOZ® in Europe. In the fourth quarter of 2014, we acquired all further rights to Fanapt® from Novartis. The continued commercialization of HETLIOZ® and Fanapt® will require substantial additional expenditures. In addition, we may not succeed in commercializing HETLIOZ®, Fanapt® or any other products. Novartis launched Fanapt® in the U.S. in the first quarter of 2010 and we began selling Fanapt® on our own in the first quarter of 2015. We may not succeed in gaining additional market acceptance of Fanapt® in the U.S. and we may not succeed in commercializing HETLIOZ® or Fanapt® outside of the U.S. We may not be profitable even if our products are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

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

Our activities will necessitate significant uses of working capital throughout 2016 and beyond. It is uncertain whether our existing funds will be sufficient to meet our operating needs. As of December 31, 2015, our total cash and cash equivalents and marketable securities were $143.2 million. Our long term capital requirements are expected to depend on many factors, including, among others:

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

In the European Union, prescription drug pricing and reimbursement are subject to governmental control and reimbursement mechanisms used by private and public health insurers in the European Union vary by Member State. For the public systems, reimbursement is determined by guidelines established by the legislature or responsible national authority. As elsewhere, inclusion in reimbursement catalogues focuses on the medical usefulness, need, quality and economic benefits to patients and the health care system. Acceptance for reimbursement comes with cost, use and often volume restrictions, which can vary by Member State. Although we have received marketing authorization for HETLIOZ® from the EC, pricing negotiations with governmental authorities may take a considerable amount of time in those Member States that impose price controls. In addition, to obtain reimbursement or pricing approval for HETLIOZ® in some Member States, we may be required to conduct a clinical trial that compares the cost-effectiveness of HETLIOZ®, to other available therapies.

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

The reforms imposed by PPACA significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. We will continue to evaluate the PPACA, as amended, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially impact on our business over time. The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors including but not limited to the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. These developments could, however, have a material adverse effect on our business, financial condition and results of operations.

Further, in September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted giving the FDA enhanced post-marketing authority including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information and compliance with REMS approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to ensure compliance with post-approval regulatory requirements and potential restrictions on the sale and/or distribution of approved products.

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2024 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

Additionally, drug prices are under significant scrutiny, and along with other health care costs, continue to be subject to intense political and societal pressures, which we anticipate will continue and escalate, including on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, and our results of operations may be adversely impacted.

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

Our operating results will continue to be subject to fluctuations. The revenues we generate and our operating results will be affected by numerous factors, including:

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

Assuming we gain a five-year patent term restoration for tradipitant, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to tradipitant’ s U.S. new chemical entity patent until 2029. Assuming we gain a five-year patent term restoration for AQW051, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to AQW051’s U.S. new chemical entity patent until 2028.

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

As described elsewhere in these risk factors and in Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K, we have initiated lawsuits to enforce our patent rights against Roxane, Inventia, Taro, Apotex and Lupin.

Risks related to our common stock

Our stock price has been highly volatile and may be volatile in the future, and purchasers of our common stock could incur substantial losses.

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2015 and December 31, 2015, the high and low sale prices of our common stock as reported on The NASDAQ Global Market varied between $8.00 and $15.00. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors;

•	the outcome of regulatory review relating to products under development by us or our competitors;

•	regulatory developments in the U.S. and foreign countries;

•	developments concerning any collaboration or other strategic transaction we may undertake;

•	the outcome of pending litigation or the initiation of new litigation concerning us, our products or our intellectual property;

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•	termination or delay of development or commercialization program(s) by our partners;

•	safety issues with our products or those of our competitors;

•	our or our partners’ ability to successfully commercialize our products;

•	our ability to successfully execute our commercialization strategies;

•	announcements of technological innovations or new therapeutic products or methods by us or others;

•	actual or anticipated variations in our quarterly operating results;

•	changes in estimates of our financial results or recommendations by securities analysts or failure to meet such financial expectations;

•	changes in government regulations or policies;

•	changes in patent legislation or patent decisions or adverse changes to patent law;

•	additions or departures of key personnel or members of our board of directors;

•	financial guidance or business updates we may provide;

•	announcements about our financial results that are not in line with analyst expectations or guidance we provide;

•	the publication of negative research or articles about our company, our business or our products by industry analysts or others;

•	publicity regarding actual or potential transactions involving us; and

•	economic, political and other external factors beyond our control.

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

In addition to our outstanding common stock, as of December 31, 2015 there were a total of 7,275,129 shares of our common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our 2006 Equity Incentive Plan. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

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

Anti-takeover provisions in our charter and bylaws and under Delaware law, and our rights plan could prevent or delay a change in control of our company.

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

Our headquarters is located in Washington, D.C., consisting of approximately 30,260 square feet of office space. Our lease and a subsequent amendment for additional space for this facility expire in 2023 and 2027, respectively, each subject to five year renewal options. Management believes that this facility is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the lease, additional or alternative space will be available at commercially reasonable terms.

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

In October 2015, we filed four separate patent infringement lawsuits in the United States District Court for the District of Delaware (the October 2015 Lawsuits). Two of the October 2015 Lawsuits join the existing litigations against the previous Fanapt® ANDA filers, Roxane and Inventia, described above. The other two October 2015 Lawsuits were filed against new ANDA filers, Taro Pharmaceuticals, U.S.A., Inc./Taro Pharmaceuticals Ltd. (Taro) and Apotex Inc. (Apotex).

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

The third of the October 2015 Lawsuits, which was filed against Taro, seeks an adjudication that Taro has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by us includes a request for a permanent injunction preventing Taro from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

The fourth of the October 2015 Lawsuits, which was filed against Apotex and Apotex Corp., seeks an adjudication that Apotex has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by us includes a request for a permanent injunction preventing Apotex from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

In November 2015, we filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin). The suit seeks an adjudication that Lupin has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA its ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by us in the lawsuit includes a request for a permanent injunction preventing Lupin from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

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

Our common stock is quoted on The NASDAQ Global Market under the symbol “VNDA.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The NASDAQ Global Market:

Year Ended December 31, 2015	High	Low
First quarter	$15.00	$8.80
Second quarter	13.92	8.92
Third quarter	14.50	10.57
Fourth quarter	12.28	8.00

Year Ended December 31, 2014	High	Low
First quarter	$19.25	$10.00
Second quarter	17.69	9.27
Third quarter	16.48	10.33
Fourth quarter	15.51	8.34

As of January 31, 2016, there were 11 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2010 and its relative performance is tracked through December 31, 2015. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. We have not paid dividends to our stockholders since the inception (other than a dividend of preferred share purchase rights which was declared in September 2008) and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K.

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2015	2014 (1)	2013	2012	2011
Statements of Operations Data
Total revenues	$109,925	$50,157	$33,879	$32,727	$31,270
Operating expenses:
Cost of goods sold	23,462	1,583	—	129	—
Research and development	29,145	19,230	28,502	45,764	28,857
Selling, general and administrative	84,531	84,644	25,082	14,517	11,294
Intangible asset amortization	12,972	2,254	1,495	1,495	1,495
Gain on arbitration settlement	—	(77,616)	—	—	—

Total operating expenses	150,110	30,095	55,079	61,905	41,646

Income (loss) from operations	(40,185)	20,062	(21,200)	(29,178)	(10,376)
Other income	320	124	145	561	461

Income (loss) before taxes	(39,865)	20,186	(21,055)	(28,617)	(9,915)
Tax provision (benefit)	—	—	—	—	(444)

Net income (loss)	$(39,865)	$20,186	$(21,055)	$(28,617)	$(9,471)

Net income (loss) per share:
Basic	$(0.94)	$0.58	$(0.69)	$(1.01)	$(0.34)
Diluted	$(0.94)	$0.55	$(0.69)	$(1.01)	$(0.34)
Weighted average shares outstanding:
Basic	42,250,254	34,774,163	30,351,353	28,228,409	28,106,831
Diluted	42,250,254	36,686,723	30,351,353	28,228,409	28,106,831

	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Cash and cash equivalents	$50,843	$60,901	$64,764	$88,772	$87,923
Marketable securities, current	92,337	68,921	65,586	31,631	60,961
Marketable securities, non-current	—	—	—	—	19,012
Working capital	115,230	133,944	102,763	93,705	121,882
Total assets	213,050	171,704	143,349	135,448	182,618
Total liabilities	80,023	10,887	99,225	125,543	149,144
Accumulated deficit	(327,849)	(287,984)	(308,170)	(287,115)	(258,498)
Total stockholders’ equity	133,027	160,817	44,124	9,905	33,474

(1)	Net income for the year ended December 31, 2014 included a gain on arbitration settlement of $77.6 million, or $2.23 and $2.12 per basic and diluted share, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Vanda Pharmaceuticals Inc. (we, our or Vanda) is a biopharmaceutical company focused on the development and commercialization of novel therapies addressing high unmet medical needs. We commenced operations in 2003 and our product portfolio includes:

•

HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway. We are preparing to launch HETLIOZ® in Germany in 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•

Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis Pharma AG (Novartis) until December 31, 2014. On December 31, 2014, Novartis transferred all of the U.S. and Canadian commercial rights to the Fanapt® franchise to us. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of in this annual report on Form 10-K for additional information. In September 2015, the FDA accepted for review a supplemental New Drug Application (sNDA) for Fanapt® for the maintenance treatment of schizophrenia in adults. In December 2015, we refiled with the European Medicines Agency (EMA) a Marketing Authorization Application (MAA) for Fanaptum® oral. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Operational Highlights

HETLIOZ® (tasimelteon)

•

HETLIOZ® net product sales grew to $15.1 million in the fourth quarter of 2015, a 30% increase compared to $11.7 million in the third quarter of 2015 and a 152% increase compared to $6.0 million reported in the fourth quarter of 2014.

•	HETLIOZ® net product sales were $44.3 million for the full year 2015, a 246% increase compared to $12.8 million reported for the full year 2014.

•

During the fourth quarter of 2015, we initiated an open label interventional study of tasimelteon for the treatment of SMS. A placebo controlled, Phase III study is planned to begin in the second half of 2016.

•	During the fourth quarter of 2015, we completed an observational study of Jet Lag Disorder. A placebo controlled, Phase III study is planned to begin in the second half of 2016.

Fanapt® (iloperidone)

•	Fanapt® net product sales were $16.7 million for the fourth quarter of 2015, compared to $16.7 million in the third quarter of 2015.

•	Fanapt® net product sales were $65.6 million for the full year 2015, compared to $65.0 million in 2014, as reported by Novartis.

•	In December 2015, the MAA for oral Fanaptum® tablets was accepted for evaluation by the EMA for the treatment of schizophrenia in adults.

•	The FDA review of the sNDA for Fanapt® for the maintenance treatment of schizophrenia in adults is ongoing. The FDA has set a PDUFA goal date in May 2016.

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our ability to successfully commercialize HETLIOZ® and Fanapt® in the U.S. and Europe, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Risk Factors reported in Item 1A of Part I of this annual report on Form 10-K.

As described in Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K, we have initiated lawsuits to enforce our patent rights against Roxane Laboratories, Inc., Inventia Healthcare Pvt. Ltd., Taro Pharmaceuticals, U.S.A., Inc./Taro Pharmaceuticals Ltd., Apotex Inc. and Lupin Limited and Lupin Pharmaceuticals, Inc.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2015 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

Net Product Sales.    Our net product sales consist of sales of HETLIOZ® and sales of Fanapt®. We apply the revenue recognition guidance in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Subtopic 605-15, Revenue Recognition—Products. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations.

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

The following table summarizes sales discounts and allowance activity as of and for the years ended December 31, 2015 and 2014.

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balance at December 31, 2013	$—	$—	$—
Provision related to current period sales	419	720	1,139
Adjustments for prior period sales	—	—	—
Credits/payments made	(51)	(452)	(503)

Balance at December 31, 2014	368	268	636
Provision related to current period sales	57,424	17,940	75,364
Adjustments for prior period sales	(114)	(25)	(139)
Credits/payments made	(24,255)	(14,626)	(38,881)

Balance at December 31, 2015	$33,423	$3,557	$36,980

The provision of $57.4 million for rebates and chargebacks for the year ended December 31, 2015 primarily represents Medicaid rebates and contracted rebate programs applicable to sales of Fanapt®. The provision of $17.9 million for discounts, returns and other for the year ended December 31, 2015 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.

License revenue.    Our license revenues in 2014 and prior years were derived from the amended and restated sublicense agreement with Novartis and include an upfront payment and future milestone and royalty payments. Pursuant to the amended and restated sublicense agreement, Novartis had the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million. Revenue related to the upfront payment was recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected duration of the Novartis commercialization of Fanapt® in the U.S. which was estimated to be through the expiry of the Fanapt® composition of patent, including a granted Hatch-Waxman extension (November 2016). In connection with the Settlement Agreement, we recognized the remaining deferred revenue as of December 31, 2014 as part of the gain on arbitration settlement. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information.

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

Stock-based compensation expense related to stock-based awards for the years ended December 31, 2015, 2014 and 2013, was included in the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Research and development	$2,269	$1,933	$2,166
Selling, general and administrative	5,692	3,945	3,238

	$7,961	$5,878	$5,404

Stock-based compensation expense increased by $2.1 million, or 36%, for the year ended December 31, 2015 to $8.0 million compared to $5.9 million for the year ended December 31, 2014. The increase in expense was primarily the result of an increase in the number of employees during 2015 due to the hiring of new members of the executive management team, the field-based sales team and the medical affairs team.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries, other related costs for personnel, including stock-based compensation, related to executive, finance, accounting, information technology, marketing, medical affairs and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for marketing, medical affairs, legal, accounting and other professional services. Selling, general and administrative expenses also include third party expenses incurred to support sales, business development, marketing and other business activities. Additionally, selling, general and administrative expenses included our estimate for the annual Patient Protection and Affordable Care fee.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that we have historically generated NOLs serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, we have a full valuation allowance against all deferred tax assets as of December 31, 2015.

Intangible Assets

The following is a summary of our intangible assets as of December 31, 2015:

		December 31, 2015
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$3,460	$29,540
Fanapt®	November 2016	27,941	18,729	9,212

		$60,941	$22,189	$38,752

In January 2014, we announced that the FDA had approved the NDA for HETLIOZ®. As a result of this approval, we met a milestone under our license agreement with Bristol-Myers Squibb (BMS) that required us to make a license payment of $8.0 million to BMS. The $8.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which prior to June 2014, we expected to last until December 2022. In June 2014, we received a notice of allowance from the U.S. Patent and Trademark Office for a patent covering the method of use of HETLIOZ®. The patent expires in January 2033, thereby potentially extending the exclusivity protection in the U.S. beyond the composition of matter patent. As a result of the patent allowance, we extended the estimated useful life of the U.S. patent for HETLIOZ® from December 2022 to January 2033.

We are obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. The likelihood of achieving the milestone and the related milestone obligation was determined to be probable during the year ended December 31, 2015. As a result, the future obligation of $25.0 million was recorded as a non-current liability as of December 31, 2015 along with an addition of $25.0 million to capitalized intangible assets relating to HETLIOZ®. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset, which was created upon FDA approval on January 31, 2014. The actual payment of the $25.0 million will occur once the $250.0 million in cumulative worldwide sales of HETLIOZ® is realized. The $25.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which is expected to be January 2033. Amortization of intangible assets relating to HETLIOZ® amounted to $2.9 million for the year ended December 31, 2015 and includes a catch-up adjustment of $1.2 million to retroactively record cumulative amortization from January 31, 2014 to December 31, 2014 for the milestone obligation of $25.0 million. In future periods, we expect annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million until the expiration of the patent in 2033.

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

Pursuant to the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us. As a result, we recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired rights to Fanapt®, which is being amortized on a straight-line basis through November 2016. The useful life estimation for the Fanapt® intangible asset is based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by us with varying expiration dates, the latest of which is December 2031. Amortization of intangible assets relating to Fanapt® amounted to $10.1 million for the year ended December 31, 2015. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information.

The intangible assets are being amortized over their estimated useful economic life using the straight line method. Total amortization expense was $13.0 million, $2.3 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following is a summary of the future intangible asset amortization schedule as of December 31, 2015:

(in thousands)	Total	2016	2017	2018	2019	2020	Thereafter
HETLIOZ®	$29,540	$1,721	$1,721	$1,721	$1,721	$1,721	$20,935
Fanapt®	9,212	9,212	—	—	—	—	—

	$38,752	$10,933	$1,721	$1,721	$1,721	$1,721	$20,935

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II of this annual report on Form 10-K for information on recent accounting pronouncements.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $327.8 million as of December 31, 2015. Our total stockholders’ equity was $133.0 million as of December 31, 2015, and reflects net proceeds of $62.3 million from the public offering of common stock completed in October 2014 and $25.0 million from the issuance of common stock to Novartis in December 2014.

Year ended December 31, 2015 compared to year ended December 31, 2014

Revenues.    Total revenues increased by $59.7 million, or 119%, to $109.9 million for the year ended December 31, 2015 compared to $50.2 million for the year ended December 31, 2014. During the years ended December 31, 2015 and 2014, revenues consisted of the following:

	Year Ended December 31,
(in thousands)	2015	2014	Change
HETLIOZ® product sales, net	$44,302	$12,802	$31,500
Fanapt® product sales, net	65,623	107	65,516
Fanapt® royalty revenue	—	6,502	(6,502)
Fanapt® licensing agreement	—	30,746	(30,746)

	$109,925	$50,157	$59,768

HETLIOZ® was commercially launched in the U.S. in April 2014. Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us in December 2014. We began selling Fanapt® commercially in the U.S. in January 2015. Fanapt® royalty revenue for the year ended December 31, 2014 represented amounts due from Novartis based on quarterly U.S. sales of Fanapt® by Novartis, and Fanapt® license revenue for the year ended December 31, 2014 represented amortization of deferred revenue from the $200.0 million up-front license fee received from Novartis. Pursuant to the Settlement Agreement, royalties from Novartis ceased, and the remaining balance of the deferred revenue as of December 31, 2014 related to the up-front license fee was recognized as part of gain on arbitration settlement in the consolidated statement of operations for the year ended December 31, 2014. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information.

Cost of goods sold.    Cost of goods sold was $23.5 million for the year ended December 31, 2015, compared to $1.6 million for the year ended December 31, 2014. HETLIOZ® was commercially launched in the U.S. in April 2014, and we began selling Fanapt® commercially in the U.S. in January 2015. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs are 10% of net U.S. sales of HETLIOZ® and 23% of net U.S. sales of Fanapt®.

HETLIOZ® cost of goods sold as a percentage of HETLIOZ® revenue depends upon our cost to manufacture inventory at normalized production levels with our third party manufacturers. We expect that, in the future, total HETLIOZ® manufacturing costs included in cost of goods sold will be less than 2% of our net HETLIOZ® product sales.

Fanapt® work-in-process inventory and finished goods inventory acquired from Novartis as part of the acquisition of the Fanapt® business were recorded at fair value. The fair value of the inventory acquired from Novartis represents a higher cost than if new work-in-process inventory and finished goods inventory was manufactured at this time. We expect that, in the future, total U.S. Fanapt® manufacturing costs included in cost of goods sold will be less than 4% of our net U.S. Fanapt® product sales.

Research and development expenses.    Research and development expenses increased by $9.9 million, or 52%, to $29.1 million for year ended December 31, 2015 compared to $19.2 million for the year ended December 31, 2014. The increase is primarily the result of the close out of Fanapt® clinical trial expenses transitioned to us as part of the Settlement Agreement and regulatory expenses related to our sNDA and EMA filings. The following table summarizes the costs of our product development initiatives for the years ended December 31, 2015 and 2014. Included in this table are the research and development expenses recognized in connection with the clinical development of HETLIOZ®, Fanapt®, tradipitant and Trichostatin A.

	Year Ended December 31,
(in thousands)	2015	2014
Direct project costs (1)
HETLIOZ®	$10,444	$12,478
Fanapt®	8,501	160
Tradipitant	4,006	2,303
Trichostatin A	1,681	335

	24,632	15,276

Indirect project costs (1)
Stock-based compensation	2,269	1,933
Other indirect overhead	2,244	2,021

	4,513	3,954

Total research & development expense	$29,145	$19,230

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation expense.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $84.5 million for the year ended December 31, 2015, relatively unchanged from $84.6 million for the year ended December 31, 2014. We incurred costs associated with our Non-24 Disease Awareness campaign and HETLIOZ® branded advertising campaign during the year ended December 31, 2014. During the year ended December 31, 2015, we continued to incur costs associated with these campaigns but at reduced amounts when compared with the year ended December 31, 2014. The decrease associated with these campaigns was partially offset by marketing and sales efforts around both HETLIOZ® and Fanapt® in the U.S., an increase in the number of employees during the year ended December 31, 2015, as well as increased legal fees associated with ongoing patent litigation. Stock-based compensation expense associated with selling, general and administrative expense increased by $1.8 million, or 46%, to $5.7 million, for year ended December 31, 2015 compared to $3.9 million for the year ended December 31, 2014. The increase in expense was primarily the result of an increase in the number of employees during 2015 due to the hiring of new members of the executive management team, the field-based sales team and the medical affairs team.

Intangible asset amortization.    Intangible asset amortization increased by $10.7 million to $13.0 million for year ended December 31, 2015 compared to $2.3 million for the year ended December 31, 2014. The increase reflects additional amortization of $8.3 million relating to Fanapt®. Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us in December 2014 resulting in an increase in capitalized intangible assets of $15.9 million that is being amortized until November 2016. The increase also reflects additional amortization of $2.4 million relating to HETLIOZ®. The likelihood of achieving a future milestone obligation that becomes payable to BMS when cumulative sales of HETLIOZ® equal $250.0 million was determined to be probable in the first quarter of 2015 resulting in an increase in capitalized intangible assets of $25.0 million and a corresponding increase in accrued non-current liabilities. The additional amortization relating to HETLIOZ® in 2015 includes a catch-up adjustment of $1.2 million to retroactively record cumulative amortization from February 1, 2014 to December 31, 2014. We expect that annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million in future years until the expiration of the patent in 2033.

Gain on arbitration settlement.    Pursuant to the Settlement Agreement with Novartis, we recorded a gain of $77.6 million for the year ended December 31, 2014. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information.

Tax provision (benefit).    The tax provision (benefit) for the years ended December 31, 2015 and 2014 was fully offset by a tax valuation allowance resulting from our assessment that it is more likely than not that our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which NOLs and credit carryforwards can be utilized.

Year ended December 31, 2014 compared to year ended December 31, 2013

Revenues.    Total revenues increased by $16.3 million, or 48%, to $50.2 million for the year ended December 31, 2014 compared to $33.9 million for the year ended December 31, 2013. During the years ended December 31, 2014 and 2013, revenues consisted of the following:

	Year Ended December 31,
(in thousands)	2014	2013	Change
HETLIOZ® product sales, net	$12,802	$—	$12,802
Fanapt® product sales, net	107	—	107
Fanapt® royalty revenue	6,502	7,090	(588)
Fanapt® licensing agreement	30,746	26,789	3,957

	$50,157	$33,879	$16,278

HETLIOZ® was commercially launched in the U.S. in April 2014. Fanapt® royalty revenues for the years ended December 31, 2014 and 2013 represent amounts due from Novartis based on U.S. sales of Fanapt® by Novartis.

Fanapt® license revenues for the years ended December 31, 2014 and 2013 represent amortization of deferred revenue from the $200.0 million up-front license fee received from Novartis. The following is a summary of changes in total deferred licensing revenue for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2014	2013
Balance beginning of year	$90,275	$117,064
Licensing revenue recognized	(30,746)	(26,789)
Recognized as part of gain on arbitration settlement	(59,529)	—

Balance end of year	$—	$90,275

We entered into an amended and restated sublicense agreement with Novartis in 2009, pursuant to which Novartis had the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million. Revenue related to the upfront payment was recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected life of the U.S. patent for Fanapt® (November 2016). During the years ended December 31, 2014 and 2013, we recognized revenue of $30.7 million and $26.8 million, respectively, related to the license agreement.

In connection with the Settlement Agreement with Novartis, we recognized the remaining deferred revenue balance of $59.5 million as part of the gain on arbitration settlement. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information

Cost of goods sold.    Cost of goods sold for the year ended December 31, 2014 was $1.6 million compared to zero for the year ended December 31, 2013. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. During the year ended December 31, 2014, we made royalty payments to BMS equal to 10% of net sales of HETLIOZ®.

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

	Year Ended December 31,
(in thousands)	2014	2013
Direct project costs (1)
HETLIOZ®	$12,478	$22,307
Fanapt®	160	493
Tradipitant	2,303	2,343
Trichostatin A	335	—

	15,276	25,143

Indirect project costs (1)
Stock-based compensation	1,933	2,166
Other indirect overhead	2,021	1,193

	3,954	3,359

Total research & development expense	$19,230	$28,502

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation expense.

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

Gain on arbitration settlement.    Pursuant to the Settlement Agreement with Novartis, we recorded a gain of $77.6 million for the year ended December 31, 2014. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information.

Intangible asset amortization.    Intangible asset amortization was $2.3 million for year ended December 31, 2014 compared to $1.5 million for the year ended December 31, 2013. The increase is primarily due to amortization related to the $8.0 million milestone payment made to BMS as a result of receiving FDA approval for HETLIOZ® that was capitalized in the first quarter of 2014.

Tax provision (benefit).    The tax provision (benefit) for the years ended December 31, 2014 and 2013 was fully offset by a tax valuation allowance resulting from our assessment that it is more likely than not that our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which NOLs and credit carryforwards can be utilized.

Liquidity and Capital Resources

As of December 31, 2015, our total cash and cash equivalents and marketable securities were $143.2 million compared to $129.8 million at December 31, 2014. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

As of December 31, 2015 and 2014, our liquidity resources are summarized as follows:

	December 31,	December 31,
(in thousands)	2015	2014
Cash and cash equivalents	$50,843	$60,901
Marketable securities:
U.S. Treasury and government agencies	44,057	30,618
Corporate debt	48,280	38,303

Total marketable securities	92,337	68,921

Total cash and cash equivalents	$143,180	$129,822

As of December 31, 2015, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to incur substantial costs and expenses throughout 2016 and beyond in connection with our U.S. commercial activities for HETLIOZ® and Fanapt®, including Medicaid rebates, the European commercial launch activities for HETLIOZ® and a probable future milestone payment of $25.0 million to BMS in the event cumulative worldwide sales of HETLIOZ® reach $250.0 million. During this time, we will evaluate the commercial opportunity for Fanapt® in Europe, assuming EMA approval. Additionally, we continue to pursue market approval of HETLIOZ® and Fanapt® in other regions. Because of the uncertainties discussed above, the costs to advance our research and development projects and the U.S. commercial activities for HETLIOZ® and Fanapt®, are difficult to estimate and may vary significantly. Management believes that our existing funds will be sufficient to meet our operating plans for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities and the magnitude of our discovery, preclinical and clinical development programs.

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

Cash flow

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$12,449	$(81,554)	$(39,592)
Investing activities	(26,598)	(12,037)	(34,275)
Financing activities	4,091	89,728	49,859

Net decrease in cash and cash equivalents	$(10,058)	$(3,863)	$(24,008)

In assessing cash used in operating activities, we consider several principal factors: (i) net income (loss) for the period; (ii) adjustments for non-cash charges and credits, including deferred revenue, stock-based compensation expense, amortization of intangible assets and depreciation of property and equipment; and (iii) the extent to which receivables, accounts payable and accrued liabilities, or other working capital components increase or decrease.

Year ended December 31, 2015 compared to year ended December 31, 2014

Net cash provided by operating activities was $12.4 million for the year ended December 31, 2015, an increase of $94.0 million from net cash used in operating activities of $81.6 million for the year ended December 31, 2014. The increase resulted from a reduction in the net loss of $17.6 million, excluding the non-cash gain of $77.6 million on arbitration settlement recognized in 2014, and an increase of $44.2 million in net non-cash charges and credits. Non-cash charges resulting from the amortization of intangible assets increased $10.7 million, of which $8.3 million was for Fanapt® and $2.4 million was for HETLIOZ®. Non-cash charges for stock-based compensation increased $2.1 million reflecting an increase in the number of employees during 2015. The year ended December 31, 2014 included a credit for non-cash licensing revenue of $30.6 million from the amortization of deferred licensing revenue relating to Fanapt®. In addition, the increase in net cash provided by operating activities reflects a net increase in accrued government and other rebates of $34.6 million primarily for sales allowances relating to initial sales of Fanapt® in 2015 and an increase in accounts payable and accrued liabilities of $8.4 million. The increase in net cash provided by operating activities was partly offset by a net increase of $11.1 million in accounts receivable resulting from U.S. sales of Fanapt® which we commenced in 2015.

Net cash used in investing activities was $26.6 million for the year ended December 31, 2015, an increase of $14.6 million from net cash used in investing activities of $12.0 million for the year ended December 31, 2014. The increase resulted primarily from net purchases of marketable securities of $24.1 million in 2015 compared with net purchases of marketable securities of $3.5 million in 2014. Additionally, purchases of property, plant and equipment increased $1.8 million related to leasehold improvements, furniture and fixtures and computer equipment. Net cash used by investing activities for the year ended December 31, 2014 included a milestone payment of $8.0 million to BMS as a result of the FDA approval of HETLIOZ® in January 2014.

Net cash provided by financing activities was $4.1 million for the year ended December 31, 2015, compared with $89.7 million for the year ended December 31, 2014 that had included cash proceeds of $62.3 million from a public offering of common stock and cash proceeds of $25.0 million related to the issuance of common stock to Novartis. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information. Proceeds from the exercise of stock options increased by $1.5 million for 2015 compared with 2014.

Year ended December 31, 2014 compared to year ended December 31, 2013

Net cash used in operating activities was $81.6 million for the year ended December 31, 2014, an increase of $42.0 million from net cash used in operating activities of $39.6 million for the year ended December 31, 2013. The increase in net cash used for operating activities resulted from an increase of $79.9 million in net non-cash credits, driven primarily by a $77.6 million gain on arbitration settlement recognized in 2014 and a $3.3 million net use of working capital. These increases were partially offset by a change in net income (loss) of $41.2 million.

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

Net cash provided by financing activities of $89.7 million for the year ended December 31, 2014, an increase of $39.8 million from net cash provided by financing activities of $49.9 million for the year ended December 31, 2013. The increase primarily reflects the proceeds related to the issuance of stock to Novartis of $25.0 million, $13.8 million in higher net proceeds received from the public offering of common stock in 2014 versus 2013 and $1.3 million higher proceeds received from the exercise of stock options.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual obligations and commitments

The following is a summary of our non-cancellable long-term contractual cash obligations as of December 31, 2015:

	Cash payments due by year (1) (2) (3)
(in thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$13,315	$1,500	$1,538	$1,576	$1,616	$1,656	$5,429

(1)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services due to the cancelable nature of the services. We accrued the costs of these agreements based on estimates of work completed to date. Additionally, this table does not include rebates, chargebacks or discounts recorded as liabilities at the time that product sales are recognized as revenue.

(2)

This table does not include a probable future milestone obligation under our license agreement with BMS, where we will be obligated to make a future milestone payment of $25.0 million in the event cumulative worldwide sales of HETLIOZ® reach $250.0 million. This probable obligation has been accrued as a non-current liability in our consolidated balance sheet as of December 31, 2015.

(3)	This table does not include potential future milestone obligations under our license agreement with Eli Lilly for the exclusive rights to develop and commercialize tradipitant where we could be obligated to make future milestone payments of up to $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones.

Operating leases

Our commitments related to operating leases represent the minimum annual payments for the operating leases for our headquarters located in Washington, D.C., which expires in 2023. In 2011 we entered into an office lease, which was subsequently amended in 2014, with Square 54 Office Owner LLC (Landlord) for our headquarters, consisting of a total of 30,260 square feet of office space at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (Lease). Subject to the prior rights of other tenants in the building, we have the right to renew the Lease for five years following its expiration. We also have the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by us or the Landlord upon certain conditions.

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

Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. The top six customers represented 94% of total revenues for the year ended December 31, 2015, and the top five customers represented 87% of accounts receivable at December 31, 2015. We have not experienced any losses relating to receivables from customers.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (Exchange Act)) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2015, the end of the period covered by this annual report on Form 10-K, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based

on the assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G (3) to Form 10-K.

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

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Vanda Pharmaceuticals Inc.

February 12, 2016	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	February 12, 2016

/s/ James P. Kelly James P. Kelly	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 12, 2016

/s/ H. Thomas Watkins H. Thomas Watkins	Chairman of the Board and Director	February 12, 2016

/s/ Kenneth M. Bate Kenneth M. Bate	Director	February 12, 2016

/s/ Michael Cola Michael Cola	Director	February 12, 2016

/s/ Richard W. Dugan Richard W. Dugan	Director	February 12, 2016

/s/ Vincent J. Milano Vincent J. Milano	Director	February 12, 2016

/s/ Howard Pien Howard Pien	Director	February 12, 2016

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Vanda Pharmaceuticals Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

February 12, 2016

VANDA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except for share and per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$50,843	$60,901
Marketable securities	92,337	68,921
Accounts receivable, net	16,331	3,654
Inventory	1,294	5,170
Prepaid expenses and other current assets	5,742	3,084

Total current assets	166,547	141,730
Property and equipment, net	4,570	2,437
Intangible assets, net	38,752	26,724
Non-current inventory and other	3,181	813

Total assets	$213,050	$171,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,767	$7,291
Accrued government and other rebates	35,550	495

Total current liabilities	51,317	7,786
Milestone obligation under license agreement	25,000	—
Other non-current liabilities	3,706	3,101

Total liabilities	80,023	10,887

Commitments and contingencies (Notes 13 and 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 42,815,291 and 41,486,361 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	43	41
Additional paid-in capital	460,794	448,744
Accumulated other comprehensive income	39	16
Accumulated deficit	(327,849)	(287,984)

Total stockholders’ equity	133,027	160,817

Total liabilities and stockholders’ equity	$213,050	$171,704

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2015	2014	2013
Revenues:
Net product sales	$109,925	$12,909	$—
Royalty revenue	—	6,502	7,090
Licensing agreement	—	30,746	26,789

Total revenues	109,925	50,157	33,879
Operating expenses:
Cost of goods sold	23,462	1,583	—
Research and development	29,145	19,230	28,502
Selling, general and administrative	84,531	84,644	25,082
Intangible asset amortization	12,972	2,254	1,495
Gain on arbitration settlement	—	(77,616)	—

Total operating expenses	150,110	30,095	55,079

Income (loss) from operations	(40,185)	20,062	(21,200)
Other income	320	124	145

Net income (loss)	$(39,865)	$20,186	$(21,055)

Net income (loss) per share:
Basic	$(0.94)	$0.58	$(0.69)

Diluted	$(0.94)	$0.55	$(0.69)

Weighted average shares outstanding:
Basic	42,250,254	34,774,163	30,351,353

Diluted	42,250,254	36,686,723	30,351,353

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net income (loss)	$(39,865)	$20,186	$(21,055)

Other comprehensive income (loss):
Change in net unrealized gain (loss) on marketable securities	23	(5)	11
Tax provision on other comprehensive income (loss)	—	—	—

Other comprehensive income (loss), net of tax	23	(5)	11

Comprehensive income (loss)	$(39,842)	$20,181	$(21,044)

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2012	28,241,743	$28	$296,982	$10	$(287,115)	$9,905
Net proceeds from public offering of common stock	4,680,000	5	48,500	—	—	48,505
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	466,320	—	1,550	—	—	1,550
Shares withheld upon settlement of restricted stock units	(49,520)	—	(196)	—	—	(196)
Stock-based compensation expense	—	—	5,404	—	—	5,404
Net loss	—	—	—	—	(21,055)	(21,055)
Other comprehensive income, net of tax	—	—	—	11	—	11

Balances at December 31, 2013	33,338,543	33	352,240	21	(308,170)	44,124
Net proceeds from public offering of common stock	5,750,000	5	62,308	—	—	62,313
Issuance of common stock to Novartis Pharma AG	1,808,973	2	25,903	—	—	25,905
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	621,231	1	2,851	—	—	2,852
Shares withheld upon settlement of restricted stock units	(32,386)	—	(436)	—	—	(436)
Stock-based compensation expense	—	—	5,878	—	—	5,878
Net income	—	—	—	—	20,186	20,186
Other comprehensive loss, net of tax	—	—	—	(5)	—	(5)

Balances at December 31, 2014	41,486,361	41	448,744	16	(287,984)	160,817
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,353,877	2	4,372	—	—	4,374
Shares withheld upon settlement of equity awards	(24,947)	—	(283)	—	—	(283)
Stock-based compensation expense	—	—	7,961	—	—	7,961
Net loss	—	—	—	—	(39,865)	(39,865)
Other comprehensive income, net of tax	—	—	—	23	—	23

Balances at December 31, 2015	42,815,291	$43	$460,794	$39	$(327,849)	$133,027

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(39,865)	$20,186	$(21,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	582	530	432
Stock-based compensation	7,961	5,878	5,404
Amortization of discounts and premiums on marketable securities	677	174	155
Intangible asset amortization	12,972	2,254	1,495
Gain on arbitration settlement with Novartis Pharma AG	—	(77,616)	—
Deferred revenues	(174)	(30,572)	(26,789)
Other non-cash adjustments	657	239	104
Changes in assets and liabilities:
Accounts receivable	(12,677)	(1,623)	(863)
Prepaid expenses and other current assets	(2,558)	(318)	1,264
Inventory	387	(2,210)	—
Accounts payable and accrued liabilities	9,432	1,029	261
Accrued government and other rebates	35,055	495	—

Net cash provided by (used in) operating activities	12,449	(81,554)	(39,592)

Cash flows from investing activities
Acquisition of intangible assets	—	(8,000)	—
Purchases of property and equipment	(2,527)	(769)	(176)
Purchases of marketable securities	(193,111)	(93,343)	(65,598)
Proceeds from sale of marketable securities	999	8,948	—
Maturities of marketable securities	168,041	80,882	31,499
Change in restricted cash	—	245	—

Net cash used in investing activities	(26,598)	(12,037)	(34,275)

Cash flows from financing activities
Net proceeds from public offering of common stock	—	62,313	48,505
Net proceeds from offering common stock to Novartis Pharma AG	—	25,000	—
Tax obligations paid in connection with settlement of restricted stock units	(283)	(436)	(196)
Proceeds from exercise of employee stock options	4,374	2,851	1,550

Net cash provided by financing activities	4,091	89,728	49,859

Net decrease in cash and cash equivalents	(10,058)	(3,863)	(24,008)
Cash and cash equivalents
Beginning of year	60,901	64,764	88,772

End of year	$50,843	$60,901	$64,764

Non-cash investing and financing activities
Acquisition of intangible asset accrued in non-current liabilities	$25,000	$—	$—
Intangible asset related to re-acquired right to Fanapt®	—	(15,940)	—
Inventories	—	2,960	—
Prepaid services	—	91	—
Purchases of property and equipment accrued in current liabilities	187	—	106

The accompanying notes are an integral part of these consolidated financial statements.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

1.    Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (Vanda or the Company) is a biopharmaceutical company focused on the development and commercialization of novel therapies addressing high unmet medical needs. Vanda commenced its operations in 2003 and the Company’s portfolio includes the following products:

•

HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), which was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•

Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis Pharma AG (Novartis) until December 31, 2014. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to the Company. See Note 3, Settlement Agreement with Novartis, for additional information. Additionally, the Company’s distribution partners launched Fanapt® in Israel and Mexico in 2014.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year classifications.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and consolidated statements of cash flows, cash equivalents represent highly-liquid investments with a maturity date of three months or less at the date of purchase. Restricted cash of $0.8 million included in current and non-current assets at December 31, 2015 and 2014, respectively, relates to the lease for office space for the Company’s headquarters located in Washington, D.C.

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

Inventory

Inventory, which is recorded at the lower of cost or market, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment by consideration of factors such as lower of cost or market, net realizable value, obsolescence or expiry. Inventory not expected to be consumed within 12 months following the balance sheet date are classified as non-current.

Intangible Assets

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The costs of leasehold improvements funded by or reimbursed by the lessor are capitalized and amortized as leasehold improvements along with a corresponding deferred rent liability. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

provided on a straight-line basis over the shorter of their estimated useful life or the lease term. The costs of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations in the period incurred. Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for that period.

Accounts Payable and Accrued Liabilities

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

Net Product Sales

The Company’s net product sales consist of sales of HETLIOZ® and, beginning in 2015, sales of Fanapt®. Net sales by product for the years ended December 31, 2015, 2014 and 2014 were as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
HETLIOZ® product sales, net	$44,302	$12,802	$—
Fanapt® product sales, net	65,623	107	—

	$109,925	$12,909	$—

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Product Returns: Consistent with industry practice, the Company generally offers direct customers a limited right to return as defined within the Company’s returns policy. The Company considers several factors in the estimation process, including historical return activity, expiration dates of product shipped to specialty pharmacies, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes accounts receivable allowance activity as of and for the years ended December 31, 2015, 2014 and 2013.

(in thousands)	Accounts Receivable Allowances
Balance at December 31, 2012	$—
Provision related to current period sales	—
Adjustments for prior period sales	—
Credits/payments made	—

Balance at December 31, 2013	$—
Provision related to current period sales	85
Adjustments for prior period sales	—
Credits/payments made	—

Balance at December 31, 2014	$85
Provision related to current period sales	1,071
Adjustments for prior period sales	(85)
Credits/payments made	(12)

Balance at December 31, 2015	$1,059

License Revenue

The Company’s license revenues for the years ended December 31, 2014 and 2013 were derived from the amended and restated sublicense agreement with Novartis and include an upfront payment and future milestone and royalty payments. Pursuant to the amended and restated sublicense agreement, Novartis had the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million. Revenue related to the upfront payment was recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected duration of the Novartis commercialization of Fanapt® in the U.S. which was estimated to be through the expiry of the Fanapt® composition of patent, including a granted Hatch-Waxman extension (November 2016). In connection with the Settlement Agreement with Novartis, the Company recognized the remaining deferred revenue as of December 31, 2014 as part of the gain on arbitration settlement. See Note 3, Settlement Agreement with Novartis, for additional information.

Major Customers

HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse. Revenues and accounts receivable are concentrated with these customers. The Company has not experienced any losses relating to receivables from customers.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents each major customer that represented more than 10% of total revenues for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
Percent of Total Revenues	2015	2014	2013
Novartis -royalty revenue	—	13%	21%
Novartis -license agreement	—	61%	79%
Distributor A	17%	—	—
Distributor B	18%	—	—
Distributor C	19%	—	—
Distributor D	14%	—	—
Distributor E	14%	—	—
Distributor F	12%	—	—

The following table presents each major customer that represented more than 10% of accounts receivable, net, as of December 31, 2015 and 2014:

	December 31,
Percent of Accounts Receivable, Net	2015	2014
Novartis -royalty	—	42%
Distributor A	22%	—
Distributor B	24%	—
Distributor C	17%	—
Distributor D	12%	21%
Distributor E	12%	17%
Distributor F	—	20%

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries, stock-based compensation, facilities and third party expenses. Selling, general and administrative expenses are associated with the activities of the executive, finance, accounting, information technology, business development, commercial support, trade and distribution, sales, marketing, legal, medical affairs and human resource functions. Additionally, selling, general and administrative expenses included an estimate for the annual Patient Protection and Affordable Care fee.

Stock-based Compensation

Compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. The Company recognizes the expense over the award’s vesting period. The fair value of stock options granted and restricted stock units (RSUs) awarded are amortized using the straight-line method. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared in September 2008) and does not plan to pay dividends in the foreseeable future.

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	0%	0%	0%
Weighted average expected volatility	60%	62%	65%
Weighted average expected term (years)	6.00	5.90	6.03
Weighted average risk-free rate	1.67%	1.73%	1.59%
Weighted average fair value per share	$11.74	$6.99	$6.10

Stock-based compensation expense recognized for the years ended December 31, 2015, 2014 and 2013 was comprised of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Research and development	$2,269	$1,933	$2,166
Selling, general and administrative	5,692	3,945	3,238

	$7,961	$5,878	$5,404

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Advertising Expense

The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $3.4 million and $5.0 million for the years ended December 31, 2015 and 2014, respectively. The Company did not incur any advertising expense during the year ended December 31, 2013.

Income taxes

The Company accounts for income taxes in accordance with the authoritative guidance on accounting for income taxes, which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of December 31, 2015 and 2014. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of NOL carryforwards that can be utilized in the future to offset taxable income.

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

Concentrations of credit risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly-rated financial institutions. At December 31, 2015, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Segment information

The Company operates in one reporting segment and, accordingly, no segment disclosures are presented herein.

Recent accounting pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that all deferred tax assets and liabilities for each jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance becomes effective for public business entities in fiscal years beginning after December 15, 2016. The Company adopted this new standard in the fourth quarter of 2015, and adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2015	2014	2013
Numerator:
Net income (loss)	$(39,865)	$20,186	$(21,055)

Denominator:
Weighted average shares outstanding: Basic	42,250,254	34,774,163	30,351,353
Effect of dilutive securities	—	1,912,560	—

Weighted average shares outstanding: Diluted	42,250,254	36,686,723	30,351,353

Net income (loss) per share, basic and diluted:
Basic	$(0.94)	$0.58	$(0.69)

Diluted	$(0.94)	$0.55	$(0.69)

Antidilutive securities excluded from calculations of diluted net income (loss) per share	5,660,199	3,524,656	4,409,811

The Company incurred a net loss for each of the years ended December 31, 2015 and 2013 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

5.     Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2015, all of which have contract maturities of less than one year:

December 31, 2015 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$44,059	$6	$(8)	$44,057
Corporate debt	48,239	46	(5)	48,280

	$92,298	$52	$(13)	$92,337

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2014:

December 31, 2014 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$30,618	$4	$(4)	$30,618
Corporate debt	38,287	25	(9)	38,303

	$68,905	$29	$(13)	$68,921

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Marketable securities classified in Level 1 and Level 2 as of December 31, 2015 and 2014 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the years ended December 31, 2015 and 2014.

As of December 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of December 31, 2015 Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$44,057	$44,057	$—	$—
Corporate debt	48,280	—	48,280

	$92,337	$44,057	$48,280	$—

As of December 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of December 31, 2014 Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$30,618	$30,618	$—	$—
Corporate debt	38,303	—	38,303

	$68,921	$30,618	$38,303	$—

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

7.     Inventory

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory levels are evaluated for the amount of inventory that would be sold within one year. At certain times, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. The Company classifies the estimate of such inventory as non-current. Inventory consisted of the following as of December 31, 2015 and 2014:

	December 31,	December 31,
(in thousands)	2015	2014
Current assets
Raw materials	$—	$198
Work-in-process	—	1,326
Finished goods	1,294	3,394
Deferred cost of goods sold	—	252

	$1,294	$5,170

Non-Current assets
Raw materials	$127	$—
Work-in-process	2,369	—

	$2,496	$—

8.     Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of December 31, 2015 and 2014:

	December 31,	December 31,
(in thousands)	2015	2014
Prepaid insurance	$423	$270
Prepaid manufacturing cost	346	358
Other prepaid expenses and vendor advances	4,763	2,302
Other current assets	210	154

	$5,742	$3,084

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

9.     Property and Equipment

The following is a summary of the Company’s property and equipment-at cost, as of December 31, 2015 and 2014:

(in thousands)	Estimated Useful Life (Years)	December 31,
		2015	2014
Computer and other equipment	3	$2,046	$1,316
Furniture and fixtures	7	1,318	765
Leasehold improvements	11	3,519	2,089

		6,883	4,170
Accumulated depreciation and amortization		(2,313)	(1,733)

		$4,570	$2,437

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $0.6 million, $0.5 million and $0.4 million, respectively.

10.     Intangible Assets

The following is a summary of the Company’s intangible assets as of December 31, 2015:

		December 31, 2015
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$3,460	$29,540
Fanapt®	November 2016	27,941	18,729	9,212

		$60,941	$22,189	$38,752

The following is a summary of the Company’s intangible assets as of December 31, 2014:

		December 31, 2014
(in thousands)	Estimated Useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$8,000	$539	$7,461
Fanapt®	November 2016	27,941	8,678	19,263

		$35,941	$9,217	$26,724

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company is obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. The likelihood of achieving the milestone and the related milestone obligation was determined to be probable during the year ended December 31, 2015. As a result, the future obligation of $25.0 million was recorded as a non-current liability as of December 31, 2015 along with an addition of $25.0 million to capitalized intangible assets relating to HETLIOZ®. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset, which was created upon FDA approval on January 31, 2014. The actual payment of the $25.0 million will occur once the $250.0 million in cumulative worldwide sales of HETLIOZ® is realized. The $25.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which is expected to be January 2033. Amortization of intangible assets relating to HETLIOZ® amounted to $2.9 million for the year ended December 31, 2015 and includes a catch-up adjustment of $1.2 million to retroactively record cumulative amortization from January 31, 2014 to December 31, 2014 for the milestone obligation of $25.0 million. In future periods the Company expects annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million until the expiration of the patent in 2033.

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

Pursuant to the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company. As a result, the Company recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired rights to Fanapt®, which is being amortized on a straight-line basis through November 2016. The useful life estimation for the Fanapt® intangible asset is based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031. Amortization of intangible assets relating to Fanapt® amounted to $10.1 million for the year ended December 31, 2015. See Note 3, Settlement Agreement with Novartis, for additional information.

The intangible assets are being amortized over their estimated useful economic life using the straight line method. Total amortization expense was $13.0 million, $2.3 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following is a summary of the future intangible asset amortization schedule as of December 31, 2015:

(in thousands)	Total	2016	2017	2018	2019	2020	Thereafter
HETLIOZ®	$29,540	$1,721	$1,721	$1,721	$1,721	$1,721	$20,935
Fanapt®	9,212	9,212	—	—	—	—	—

	$38,752	$10,933	$1,721	$1,721	$1,721	$1,721	$20,935

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

11.    Accounts Payable and Accrued Liabilities

The following is a summary of the Company’s accounts payable and accrued liabilities as of December 31, 2015 and 2014:

(in thousands)	December 31, 2015	December 31, 2014
Research and development expenses	$3,199	$1,759
Consulting and other professional fees	5,088	2,522
Compensation and employee benefits	468	388
Royalties payable	5,328	602
Other	1,684	2,020

	$15,767	$7,291

12.    Deferred Licensing Revenue

The following is a summary of changes in deferred licensing revenue for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Balance beginning of year	$—	$90,275	$117,064
Licensing revenue recognized	—	(30,746)	(26,789)
Recognized as part of gain on arbitration settlement	—	(59,529)	—

Balance end of year	$—	$—	$90,275

The Company entered into an amended and restated sublicense agreement with Novartis in 2009, pursuant to which Novartis had the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million. Revenue related to the upfront payment was recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected duration of the Novartis commercialization of Fanapt® in the U.S. which was estimated to be through the expiry of the Fanapt® composition of patent, including a granted Hatch-Waxman extension (November 2016). During the year ended December 31, 2014, the Company recognized revenue of $30.7 million related to the license agreement. In connection with the Settlement Agreement, the Company recognized the remaining deferred revenue balance of $59.5 million during the three months ended December 31, 2014, as part of the gain on arbitration settlement. See Note 3, Settlement Agreement with Novartis, for additional information.

13.    Commitments and Contingencies

Operating Leases

The following is a summary of the minimum annual future payments under operating leases as of December 31, 2015:

	Cash payments due by year (1) (2) (3)
(in thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$13,315	$1,500	$1,538	$1,576	$1,616	$1,656	$5,429

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The minimum annual future payments for operating leases consists of the lease for office space for the Company’s headquarters located in Washington, D.C., which expires in 2023. In 2011 the Company entered into an office lease, which was subsequently amended in 2014, with Square 54 Office Owner LLC (Landlord) for its headquarters, consisting of a total of 30,260 square feet of office space at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (Lease). Subject to the prior rights of other tenants in the building, the Company has the right to renew the Lease for five years following its expiration. The company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by the Company or the Landlord upon certain conditions. The Landlord provided the Company with a cash allowance of $0.8 million for tenant improvements. The allowance for tenant improvements is reflected in the consolidated financial statements as an increase to the deferred rent liability for the year ended December 31, 2015.

Rent expense under operating leases, was $1.9 million, $1.7 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

A predecessor company of Sanofi, Hoechst Marion Roussel, Inc. (HMRI) discovered Fanapt® and completed early clinical work on the product. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications, as well as certain Novartis patents and patent applications to develop and commercialize Fanapt®, through a sublicense agreement with Novartis. In October 2009, subsequent to the FDA’s approval of the NDA for Fanapt®, the Company entered into an amended and restated sublicense agreement with Novartis, which amended and restated the June 2004 sublicense agreement. Pursuant to the amended and restated sublicense agreement, Novartis had exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis was responsible for the further clinical development activities in the U.S. and Canada. The Company also received royalties equal to 10% of net sales of Fanapt® in the U.S. and Canada. The Company retained exclusive rights to Fanapt® outside the U.S. and Canada and was obligated to make royalty payments to Sanofi S.A. (Sanofi) on Fanapt® sales outside the U.S. and Canada.

Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company is obligated to make royalty payments to Sanofi and Titan, at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200.0 million, and at a percentage rate in the mid-twenties on sales over $200.0 million through November 2016. See Note 3, Settlement Agreement with Novartis, for additional information. In February 2016, the Company amended the agreement with Sanofi and Titan to remove Titan as the entity through which royalty payments from Vanda are directed to Sanofi following the expiration of the new chemical entity (NCE) patent for Fanapt® in the U.S. on November 15, 2016. Under the amended agreement, the Company will pay directly to Sanofi a fixed royalty of 3% of net sales from November 16, 2016 through December 31, 2019 related to manufacturing know-how. The Company will make a $2.0 million payment applied to this 3% manufacturing know-how royalty and will make additional royalty payments only to the extent that Vanda’s cumulative royalty obligations during this period exceed the amount of the pre-payment. No further royalties on manufacturing know-how are payable by Vanda after December 31, 2019. This amended agreement does not alter Titan’s obligation under the License Agreement to make royalty payments to Sanofi prior to November 16, 2016 or Vanda’s obligations under the

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

Sublicense Agreement to pay Sanofi a fixed royalty on Fanapt net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the NCE patent has expired or was not issued.

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

14. Income Taxes

Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full tax valuation allowance against all deferred tax assets as of and December 31, 2015 and 2014. As a result of the tax valuation allowance against deferred tax assets, there was no provision for income taxes for the years ended December 31, 2015, 2014 and 2013.

The following is reconciliation between the Company’s statutory tax rate and effective tax rate for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Federal tax at statutory rate	35.0%	34.0%	-34.0%
State taxes	-0.1%	7.2%	-4.0%
Change in valuation allowance	-25.4%	-59.7%	43.9%
Research and development credit	1.5%	1.3%	-1.1%
Orphan drug credit	1.6%	8.5%	-22.7%
Section 162(m) limitation	-5.7%	1.1%	1.2%
Tax rate change	-0.3%	4.8%	-0.3%
Change in State NOLs	-1.4%	0.0%	18.5%
Non-deductible stock-based compensation	-5.1%	0.0%	0.0%
Other non-deductible items	-0.1%	2.8%	-1.5%

Effective tax rate	0.0%	0.0%	0.0%

As of December 31, 2015, the Company has early adopted the balance sheet reclassification of all current deferred taxes to non-current deferred taxes. The Company has presented this information prospectively; therefore, prior periods were not retrospectively adjusted.

The following is a summary of the components of the Company’s deferred tax assets, net, and the related tax valuation allowance as of December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$86,640	$73,626
Stock-based compensation	12,919	17,160
Accrued and deferred expenses	1,443	532
Research and development and orphan drug credit carryforwards	38,333	36,772
Other	802	806

Total deferred tax assets	140,137	128,896

Deferred tax liabilities:
Other	(1,100)	(6)

Total deferred tax liabilities	(1,100)	(6)

Deferred tax assets, net	139,037	128,890
Valuation allowance	(139,037)	(128,890)

Net deferred tax assets	$—	$—

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of changes in the Company’s tax valuation allowance for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	Balance at Beginning of Year	Additions Charged to Tax Expense	Reductions Credited to Tax Expense	Balance at End of Year
Year Ended:
December 31, 2015	$128,890	$17,002	$(6,855)	139,037
December 31, 2014	141,150	27,893	(40,153)	128,890
December 31, 2013	133,271	22,998	(15,119)	141,150

As of December 31, 2015, the Company had federal and state NOL carryforwards of $232.6 million, including $6.5 million of gross excess windfall benefits generated from stock-based compensation from which the tax benefit would be recorded to Additional Paid in Capital if realized. As of December 31, 2015, the Company also had research and development credits of $6.8 million and orphan drug carryforward credits of $31.6 million. These NOL carryforwards and credits will begin to expire in 2028 and 2024, respectively.

Because the Company has generated NOLs from inception through December, 31, 2015, all income tax returns filed by the Company are open to examination by tax jurisdictions. As of December 31, 2015, the Company’s income tax returns have not been under examination by any federal or state tax jurisdictions. As of December 31, 2015 and 2014, the Company had no uncertain tax positions.

Certain tax attributes of the Company, including NOLs and credits, are subject to any ownership change as defined under IRC Section 382, A change in ownership could affect the Company’s ability to use NOLs and credit carryforward (tax attributes). Ownership changes did occur as of December 31, 2014 and December 31, 2008. However, the Company believes that it had sufficient Built-In-Gain to offset the Internal Revenue Code of 1986, as amended (IRC), Section 382 limitation generated by the ownership changes. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations. Additionally, the Company maintains a valuation allowance on its tax attributes, therefore, any IRC Section 382 limitation would not have a material impact on the Company’s provision for income taxes as of December 31, 2015.

15.     Public Offering of Common Stock

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

16.     Equity Incentive Plans

During the year ended December 31, 2015, the Company had two equity incentive plans, the Second Amended and Restated Management Equity Plan (the 2004 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan) that were adopted in December 2004 and April 2006, respectively. There were no shares subject to outstanding options granted under the 2004 Plan as of December 31, 2015, and no additional options will be granted under the 2004 Plan. As of December 31, 2015, there were 11,829,472 shares of the Company’s common stock reserved for issuance under the 2006 Plan, of which 7,275,129 shares were subject to outstanding options and RSUs and 1,733,142 shares remained available for future grant. On January 1 of each year, the number of shares reserved under the 2006 Plan is automatically increased by the lesser of 4% of the total number of shares of common stock that are outstanding at that time or 1,500,000 shares (or such lesser number as may be approved

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

by the Company’s board of directors). As of January 1, 2016, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,500,000 shares, increasing the number of shares of common stock available for issuance under the Plan to 13,329,472 shares.

The Company has granted option awards with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of December 31, 2015, $12.6 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.4 years. No option awards are classified as a liability as of December 31, 2015.

The following is a summary of option activity for the 2004 Plan for the years ended December 31, 2015, 2014, and 2013:

2004 Option Plan
(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	672,145	$1.79	2.78	$1,512
Exercised	(115)	4.73
Expired	(1,286)	3.67

Outstanding at December 31, 2013	670,744	1.79	1.78	7,124
Exercised	(17,934)	3.57

Outstanding at December 31, 2014	652,810	1.74	0.78	8,212
Exercised	(652,810)	1.74		6,129

Outstanding at December 31, 2015	—

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of option activity for the 2006 Plan for the years ended December 31, 2015, 2014, and 2013:

2006 Option Plan
(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,865,487	$10.83	7.15	$634
Granted	1,245,500	10.18
Forfeited	(54,226)	6.14
Expired	(259,295)	10.65
Exercised	(263,848)	5.86		1,545

Outstanding at December 31, 2013	5,533,618	10.98	6.93	21,264
Granted	1,324,337	12.17
Forfeited	(237,108)	8.35
Exercised	(393,735)	7.08		2,923

Outstanding at December 31, 2014	6,227,112	11.58	6.71	28,523
Granted	1,056,500	11.74
Forfeited	(496,854)	10.75
Expired	(64,336)	25.69
Exercised	(469,974)	7.02		2,594

Outstanding at December 31, 2015	6,252,448	11.87	6.16	7,498

Exercisable at December 31, 2015	4,163,690	12.11	4.86	6,616

Vested and expected to vest at December 31, 2015	6,120,365	11.87	6.10	7,491

Proceeds from the exercise of stock options amounted to $4.4 million, $2.9 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in four equal annual installments provided that the employee remains employed with the Company. As of December 31, 2015, $8.5 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 2.0 years. No service RSUs are classified as a liability as of December 31, 2015.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of RSU activity for the 2006 Plan for the years ended December 31, 2015, 2014, and 2013:

RSUs	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	705,376	$5.91
Granted	400,500	10.29
Forfeited	(21,000)	6.41
Vested	(201,186)	6.71

Unvested at December 31, 2013	883,690	7.70
Granted	436,115	12.28
Forfeited	(84,282)	6.75
Vested	(209,562)	6.67

Unvested at December 31, 2014	1,025,961	9.94
Granted	417,000	11.51
Forfeited	(189,187)	10.60
Vested	(231,093)	7.96

Unvested at December 31, 2015	1,022,681	10.90

The grant date fair value for the 231,093 shares underlying RSUs that vested during the year ended December 31, 2015 was $1.8 million.

17.     Employee Benefit Plan

The Company has a defined contribution plan under IRC Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches 50 percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a four year period. The total Company match was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

18.     Legal Matters

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

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

In November 2015, the Company filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin). The suit seeks an adjudication that Lupin has infringed one or more claims of the ‘432 Patent and the ‘610 Patent by submitting to the FDA its ANDA for a generic version of Fanapt® prior to the expiration of the ‘432 Patent in September 2025 and the ‘610 Patent in November 2027. The relief requested by the Company in the lawsuit includes a request for a permanent injunction preventing Lupin from infringing the asserted claims of the ‘432 Patent and the ‘610 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of Fanapt® before the expiration of the ‘432 Patent in 2025 and the ‘610 Patent in 2027.

Vanda Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements — (Continued)

19.     Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
(in thousands, except for per share amounts)	Quarter	Quarter	Quarter	Quarter
2015
Revenue	$22,150	$27,582	$28,344	$31,849
Gross profit	17,135	21,816	21,834	25,678
Loss from operations	(10,293)	(5,458)	(9,541)	(14,893)
Net loss	(10,221)	(5,386)	(9,461)	(14,798)
Net loss per share, basic and diluted	$(0.24)	$(0.13)	$(0.22)	$(0.35)
2014
Revenue	$9,143	$10,862	$14,782	$15,370
Gross profit	9,143	10,664	14,079	14,688
Income (loss) from operations	(26,578)	(21,606)	(1,448)	69,693
Net income (loss)	(26,533)	(21,575)	(1,426)	69,719
Net income (loss) per share:
Basic	$(0.79)	$(0.64)	$(0.04)	$1.85
Diluted	$(0.79)	$(0.64)	$(0.04)	$1.77

The Company’s results for the fourth quarter of 2014 include a gain on arbitration settlement of $77.6 million, or $2.06 and $1.97 per basic and diluted share, respectively. See Note 3, Settlement Agreement with Novartis, for additional information. Gross profit has been calculated by subtracting Cost of Goods Sold from Total Revenues in the period.

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on March 17, 2006 and incorporated herein by reference).

3.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) on September 25, 2008 and incorporated herein by reference).

3.3	Fourth Amended and Restated Bylaws of the registrant, as amended and restated on December 17, 2015 (filed as Exhibit 3.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on December 21, 2015 and incorporated herein by reference).

4.1	Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on March 17, 2006, and incorporated herein by reference).

4.2	Rights Agreement, dated as of September 25, 2008, by and between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) on September 25, 2008 and incorporated herein by reference).

4.3	Amendment to Rights Agreement, dated as of December 22, 2009, by and between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.6 to the registrant’s current report on Form 8-K (File No. 001-34186) on December 22, 2009 and incorporated herein by reference).

10.1†	Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on December 29, 2005 and incorporated herein by reference).

10.2#	Amended and Restated License, Development and Commercialization Agreement, dated July 24, 2005, by and between Bristol-Myers Squibb Company and the registrant (relating to HETLIOZ®) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s registration Statement on Form S-1 (File No. 333-130759) on February 16, 2006 and incorporated herein by reference).

10.3	Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on December 29, 2005 and incorporated herein by reference).

10.4	Form of Indemnification Agreement entered into by directors and executive officers (filed as Exhibit 10.11 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on December 29, 2005 and incorporated herein by reference).

10.5†	2006 Equity Incentive Plan, as amended (filed as Exhibit 10.38 to the registrant’s current report on Form 8-K (File No. 001-34186) on March 7, 2010 and incorporated herein by reference).

10.6	Form of Tax Indemnity Agreement (filed as Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q (File No. 000-51863) on August 8, 2007 and incorporated herein by reference).

10.7†	Amended and Restated Employment Agreement, dated December 16, 2008, by and between Mihael H. Polymeropoulos and the registrant (filed as Exhibit 10.34 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on August 10, 2009 and incorporated herein by reference).

Exhibit Number	Description

10.8†	Employment Agreement, dated December 13, 2010, by and between James Kelly and the registrant (filed as Exhibit 10.38 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 10, 2011 and incorporated herein by reference).

10.9†	Amendment to Amended and Restated Employment Agreement, dated December 16, 2010, by and between Mihael H. Polymeropoulos and the registrant (filed as Exhibit 10.39 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 10, 2011 and incorporated herein by reference).

10.10	Amended and Restated Tax Indemnity Agreement, dated December 16, 2010, by and between Mihael H. Polymeropoulos and the registrant (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 10, 2011 and incorporated herein by reference).

10.11	Lease, effective as of July 25, 2011, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.42 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 7, 2011 and incorporated herein by reference).

10.12†	Form of Notice of Stock Option Grant and Stock Option Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.44 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 9, 2012 and incorporated herein by reference).

10.13†	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.45 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 9, 2012 and incorporated herein by reference).

10.14	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 15, 2010, by and between Bristol-Myers Squibb Company and the registrant (filed as Exhibit 10.38 to the registrant’s current report on Form 8-K (File No. 001-34186) on April 19, 2010 and incorporated herein by reference).

10.15	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of May 24, 2012, by and between Bristol-Myers Squibb Company and the registrant (filed as Exhibit 10.46 to the registrant’s current report on Form 8-K (File No. 001-34186) on May 30, 2012 and incorporated herein by reference).

10.16#	License, Development and Commercialization Agreement, dated as of April 12, 2012, by and between Eli Lilly and Company and the registrant (filed as Exhibit 10.48 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on August 3, 2012 and incorporated herein by reference).

10.17	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 25, 2013, by and between Bristol-Myers Squibb Company and the registrant (filed as Exhibit 10.50 to the registrant’s current report on Form 8-K (File No. 001-34186) on April 29, 2013 and incorporated herein by reference).

10.18†	Employment Agreement, dated as of April 15, 2013, by and between Paolo Baroldi and the registrant (filed as Exhibit 10.51 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 31, 2013 and incorporated herein by reference).

10.19#	Manufacturing Agreement, dated January 24, 2014, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to HETLIOZ®) (filed as Exhibit 10.53 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 8, 2014 and incorporated herein by reference).

10.20	Amendment to Lease Agreement, dated March 18, 2014, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.54 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 8, 2014 and incorporated herein by reference).

Exhibit Number	Description

10.21	Settlement Agreement and Mutual General Release, dated December 22, 2014, by and among Novartis Pharma AG and the registrant (filed as Exhibit 10.55 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.22#	Asset Transfer Agreement, dated December 22, 2014, by and among Novartis Pharma AG, Novartis AG and the registrant (relating to Fanapt®) (filed as Exhibit 10.56 to the registrant’s annual report on Form 10-K/A (File No. 001-34186) on June 10, 2015 and incorporated herein by reference).

10.23#	Sublicense Agreement, dated November 20, 1997, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.30 to Titan Pharmaceutical Inc.’s registration statement on Form S-3 (File No. 333-42367) on December 16, 1997 and incorporated herein by reference).

10.24#	Amendment No. 1 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG, dated November 30, 1998 (filed as Exhibit 10.58 to the registrant’s annual report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.25#	Amendment No. 2 to Sublicense Agreement, dated April 10, 2001, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.59 to the registrant’s annual report on Form 10-K/A (File No. 001-34186) on June 10, 2015 and incorporated herein by reference).

10.26#	Amendment No. 3 to Sublicense Agreement, dated June 4, 2004, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.60 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.27	Stock Purchase Agreement, dated December 22, 2014, by and between Novartis AG and the registrant (filed as Exhibit 10.61 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.28#	License Agreement, dated December 22, 2014, by and between Novartis Pharma AG and the registrant (relating to AQW051) (filed as Exhibit 10.62 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.29†	Employment Agreement, dated April 20, 2015, by and between Thomas E. Gibbs, Senior Vice President and Chief Commercial Officer, and the registrant (filed as Exhibit 10.65 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 31, 2015 and incorporated herein by reference).

10.30†	Employment Agreement, dated September 3, 2015, by and between Gian Piero Reverberi, Senior Vice President and General Manager Europe, and the registrant (filed as Exhibit 10.64 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 4, 2015 and incorporated herein by reference).

10.31†	Employment Agreement, dated September 14, 2015, by and between Richard L. Gulino, Senior Vice President, General Counsel and Secretary, and the registrant (filed as Exhibit 10.65 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 4, 2015 and incorporated herein by reference).

10.32	Agreement, dated February 2, 2016, by and among Titan Pharmaceuticals, Inc., Aventisub LLC, the successor-in-interest to Aventisub II Inc. Sanofi-Aventis and the registrant (filed as Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on February 4, 2016 and incorporated herein by reference).

10.33†*	UK Sub Plan under the 2006 Equity Incentive Plan.

10.34†*	Form of Stock Option Grant and Stock Option Agreement under the UK Sub Plan.

Exhibit Number	Description

10.35†*	Form of Restricted Stock Unit Award Agreement under the UK Sub Plan.

18.1	Preferability Letter of Independent Public Accounting Firm, dated May 8, 2014 (filed as Exhibit 18.1 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 8, 2014 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

†	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain provisions of this exhibit.
*	Filed herewith.