Form 10-Q
period 2016-03-31
Vanda Pharmaceuticals Inc.
filed 2016-05-05
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 30, 2016, there were 43,153,007 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

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

We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q. In addition to the risks described below and in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2015, other unknown or unpredictable factors also could affect our results. Therefore, the information in this quarterly report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$38,740	$50,843
Marketable securities	99,590	92,337
Accounts receivable, net	16,679	16,331
Inventory	938	1,294
Prepaid expenses and other current assets	6,502	5,742

Total current assets	162,449	166,547
Property and equipment, net	4,351	4,570
Intangible assets, net	35,809	38,752
Non-current inventory and other	4,131	3,181

Total assets	$206,740	$213,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,664	$15,767
Accrued government and other rebates	32,376	35,550

Total current liabilities	55,040	51,317
Milestone obligation under license agreement	25,000	25,000
Other non-current liabilities	3,688	3,706

Total liabilities	83,728	80,023

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 43,109,206 and 42,815,291 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	43	43
Additional paid-in capital	463,084	460,794
Accumulated other comprehensive income	92	39
Accumulated deficit	(340,207)	(327,849)

Total stockholders’ equity	123,012	133,027

Total liabilities and stockholders’ equity	$206,740	$213,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2016	March 31, 2015
Revenues:
Net product sales	$33,262	$22,150

Total revenues	33,262	22,150
Operating expenses:
Cost of goods sold	5,956	5,015
Research and development	7,548	4,478
Selling, general and administrative	29,290	18,806
Intangible asset amortization	2,943	4,144

Total operating expenses	45,737	32,443

Loss from operations	(12,475)	(10,293)
Other income	117	72

Net loss	$(12,358)	$(10,221)

Basic and diluted net loss per share	$(0.29)	$(0.24)

Weighted average shares outstanding, basic and diluted	43,104,462	41,744,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Net loss	$(12,358)	$(10,221)

Other comprehensive income:
Change in net unrealized gain on marketable securities	53	11
Tax provision on other comprehensive income	—	—

Other comprehensive income , net of tax	53	11

Comprehensive loss	$(12,305)	$(10,210)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated
(in thousands, except for share amounts)	Shares	Par Value	Capital	Income	Deficit	Total
Balances at December 31, 2015	42,815,291	$43	$460,794	$39	$(327,849)	$133,027
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	293,915	—	24	—	—	24
Stock-based compensation expense	—	—	2,266	—	—	2,266
Net loss	—	—	—	—	(12,358)	(12,358)
Other comprehensive income, net of tax	—	—	—	53	—	53

Balances at March 31, 2016	43,109,206	$43	$463,084	$92	$(340,207)	$123,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net loss	$(12,358)	$(10,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	219	140
Stock-based compensation	2,266	1,945
Amortization of discounts and premiums on marketable securities	28	197
Intangible asset amortization	2,943	4,144
Other non-cash adjustments	—	239
Changes in operating assets and liabilities:
Accounts receivable	(348)	(16,466)
Prepaid expenses and other assets	(1,484)	581
Inventory	130	(45)
Accounts payable and accrued liabilities	6,879	10,853
Accrued government and other rebates	(3,174)	14,188

Net cash provided by (used in) operating activities	(4,899)	5,555

Cash flows from investing activities
Purchases of property and equipment	—	(783)
Purchases of marketable securities	(47,311)	(59,890)
Maturities of marketable securities	40,083	27,105

Net cash used in investing activities	(7,228)	(33,568)

Cash flows from financing activities
Obligations paid in connection with settlement of equity awards	—	(282)
Proceeds from exercise of employee stock options	24	203

Net cash provided by (used in) financing activities	24	(79)

Net decrease in cash and cash equivalents	(12,103)	(28,092)
Cash and cash equivalents
Beginning of period	50,843	60,901

End of period	$38,740	$32,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business Organization and Presentation

Business Organization

Vanda Pharmaceuticals Inc. (the Company) is a specialty pharmaceutical company focused on the development and commercialization of novel therapies to address high unmet medical needs and improve the lives of patients. The Company commenced its operations in 2003 and operates in one reporting segment The Company’s portfolio includes the following products:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), which was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis Pharma AG (Novartis) until December 31, 2014. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to the Company on December 31, 2014. Additionally, the Company’s distribution partners launched Fanapt® in Israel and Mexico in 2014.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2015 included in the Company’s annual report on Form 10-K. The financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results for these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements but does not include all disclosures required by GAAP.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Revenue from Net Product Sales

The Company’s revenues consist of net product sales of HETLIOZ® and net product sales of Fanapt®. Net sales by product for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Revenues:
HETLIOZ® product sales, net	$16,201	$7,460
Fanapt® product sales, net	17,061	14,690

Total revenues	$33,262	$22,150

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

Major Customers

HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse. Revenues and accounts receivable are concentrated with these customers. The top six customers represented 96% of total revenues for the three months ended March 31, 2016, and the top five customers represented 86% of accounts receivable at March 31, 2016.

Product Sales Discounts and Allowances

The Company’s product sales are recorded net of applicable discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Reserves established for discounts and returns are classified as reductions of accounts receivable if the amount is payable to direct customers, with the exception of service fees. Service fees are classified as a liability. Reserves established for rebates, chargebacks or co-pay assistance are classified as a liability if the amount is payable to a party other than customers. The Company currently records sales allowances for the following:

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

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Expected dividend yield	0%	0%
Weighted average expected volatility	57%	61%
Weighted average expected term (years)	6.08	5.97
Weighted average risk-free rate	1.38%	1.59%
Weighted average fair value per share	$4.27	$6.14

Stock-based compensation expense recognized for the three months ended March 31, 2016 and 2015 was comprised of the following:

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Research and development	$524	$624
Selling, general and administrative	1,742	1,321

	$2,266	$1,945

Advertising Expense

The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $0.6 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

Non-Cash Investing and Financing Activities

For the three months ended March 31, 2015, the Company recorded an intangible asset of $25.0 million relating to HETLIOZ® and recorded the related non-current liability relating to its obligation to make a milestone payment to Bristol-Myers Squibb (BMS) of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million.

Recent accounting pronouncements

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU provides that all of the tax effects related to share-based payments are recorded as part of the provision for income taxes, allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction, allows entities to estimate the effect of forfeitures or recognized forfeitures when they occur, and other improvements to the accounting for share-based awards. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard requires that lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability subject to certain adjustments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The new standard is effective for annual periods ending after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, dealing with changes to the subsequent measurement of inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for periods beginning after December 15, 2016. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods—entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net) and in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08 and ASU 2016-10 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share of common stock for the three months ended March 31, 2016 and 2015:

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2016	March 31, 2015
Numerator:
Net loss	$(12,358)	$(10,221)

Denominator:
Weighted average shares outstanding, basic and diluted	43,104,462	41,744,948

Net loss per share, basic and diluted:	$(0.29)	$(0.24)

Antidilutive securities excluded from calculations of diluted net loss per share	6,245,280	5,656,662

The Company incurred net losses for the three months ended March 31, 2016 and 2015 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

4. Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2016, which all have contract maturities of less than one year:

March 31, 2016 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$54,166	$26	$(1)	$54,191
Corporate debt	45,332	68	(1)	45,399

	$99,498	$94	$(2)	$99,590

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2015:

December 31, 2015 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$44,059	$6	$(8)	$44,057
Corporate debt	48,239	46	(5)	48,280

	$92,298	$52	$(13)	$92,337

5. Fair Value Measurements

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 as of March 31, 2016 and December 31, 2015 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the three months ended March 31, 2016 and 2015.

As of March 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of March 31, 2016 Using
(in thousands)	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$54,191	$54,191	$—	$—
Corporate debt	45,399	—	45,399

	$99,590	$54,191	$45,399	$—

As of December 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of December 31, 2015 Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$44,057	$44,057	$—	$—
Corporate debt	48,280	—	48,280

	$92,337	$44,057	$48,280	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and milestone obligations under license agreements, the carrying value of which materially approximate their fair values.

6. Inventory

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory levels are evaluated for the amount of inventory that would be sold within one year. At certain times, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. The Company classifies the estimate of such inventory as non-current. Inventory consisted of the following as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Current assets
Finished goods	$938	$1,294

	$938	$1,294

Non-Current assets
Raw materials	$127	$127
Work-in-process	2,249	2,369
Finished goods	346	—

	$2,722	$2,496

7. Accounts Payable and Accrued Liabilities

The following is a summary of the Company’s accounts payable and accrued liabilities as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Research and development expenses	$3,890	$3,199
Consulting and other professional fees	10,540	5,088
Compensation and employee benefits	1,465	468
Royalties payable	5,533	5,328
Other	1,236	1,684

	$22,664	$15,767

8. Intangible Assets

The following is a summary of the Company’s intangible assets as of March 31, 2016:

		March 31, 2016
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$3,891	$29,109
Fanapt®	November 2016	27,941	21,241	6,700

		$60,941	$25,132	$35,809

The following is a summary of the Company’s intangible assets as of December 31, 2015:

		December 31, 2015
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$3,460	$29,540
Fanapt®	November 2016	27,941	18,729	9,212

		$60,941	$22,189	$38,752

In January 2014, the Company announced that the FDA had approved the NDA for HETLIOZ®. As a result of this approval, the Company met a milestone under its license agreement with BMS that required the Company to make a license payment of $8.0 million to BMS. The $8.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which prior to June 2014, the Company expected to last until December 2022. In June 2014, the Company received a notice of allowance from the U.S. Patent and Trademark Office for a patent covering the method of use of HETLIOZ®. The patent expires in January 2033, thereby potentially extending the exclusivity protection in the U.S. beyond the composition of matter patent. As a result of the patent allowance, the Company extended the estimated useful life of the U.S. patent for HETLIOZ® from December 2022 to January 2033. The Company is obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. The likelihood of achieving the milestone and the related milestone obligation was determined to be probable during 2015. As a result, the future obligation of $25.0 million was recorded as a non-current liability along with a capitalized intangible assets relating to HETLIOZ®. The actual payment of the obligation will occur once the $250.0 million in cumulative worldwide sales of HETLIOZ® is realized. Intangible assets relating HETLIOZ® are being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which is expected to be January 2033.

In 2009, the Company announced that the FDA had approved the NDA for Fanapt®. As a result of this approval, the Company met a milestone under its original sublicense agreement with Novartis that required the Company to make a license payment of $12.0 million to Novartis. Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. As a result, the Company recognized an intangible asset of $15.9 million related to the reacquired rights to Fanapt®. Intangible assets relating to Fanapt® are being amortized on a straight-line basis over the remaining life of the U.S. composition of matter patent for Fanapt® through November 2016. The useful life estimation is based on the market participant methodology prescribed by ASC Subtopic 805, Business Combinations, and therefore does not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031.

The intangible assets are being amortized over their estimated useful economic life using the straight-line method. Amortization expense was $2.9 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively. The following is a summary of the future intangible asset amortization schedule as of March 31, 2016:

(in thousands)	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
HETLIOZ®	$29,109	$1,290	$1,721	$1,721	$1,721	$1,721	$20,935
Fanapt®	6,700	6,700	—	—	—	—	—

	$35,809	$7,990	$1,721	$1,721	$1,721	$1,721	$20,935

9. Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of March 31, 2016 and December 31, 2015. As a result of the tax valuation allowance against deferred tax assets, there was no provision for income taxes for the three months ended March 31, 2016 and 2015.

Certain tax attributes of the Company, including NOLs and credits, are subject to limitation as a result of any ownership change as defined under Internal Revenue Code of 1986, as amended (IRC), Section 382. A change in ownership could affect the Company’s ability to use NOLs and credit carryforward (tax attributes). Ownership changes did occur as of December 31, 2014 and December 31, 2008. However, the Company believes that it had sufficient Built-In-Gain to offset the IRC Section 382 limitation generated by the ownership changes. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations. Additionally, the Company maintains a valuation allowance on its tax attributes and therefore, any IRC Section 382 limitation would not have a material impact on the Company’s provision for income taxes as of March 31, 2016.

10. Commitments and Contingencies

Operating leases

The following is a summary of the minimum annual future payments under operating leases as of March 31, 2016:

	Cash payments due by year
(in thousands)	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Operating leases	$12,944	$1,129	$1,538	$1,576	$1,616	$1,656	$5,429

The minimum annual future payments for operating leases consists of the lease for office space for the Company’s headquarters located in Washington, D.C., which expires in 2023. In 2011, the Company entered into an office lease, which was subsequently amended in 2014, with Square 54 Office Owner LLC (Landlord) for its headquarters, consisting of a total of 30,260 square feet of office space at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. (Lease). Subject to the prior rights of other tenants in the building, the Company has the right to renew the Lease for five years following its expiration. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The Lease may be terminated early by the Company or the Landlord upon certain conditions. Rent expense under operating leases was $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

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

Fanapt®. Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014.

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

Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company is obligated to make royalty payments to Sanofi and Titan, at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200.0 million, and at a percentage rate in the mid-twenties on sales over $200.0 million through November 2016. In February 2016, the Company amended the agreement with Sanofi and Titan to remove Titan as the entity through which royalty payments from the Company are directed to Sanofi following the expiration of the new chemical entity (NCE) patent for Fanapt® in the U.S. on November 15, 2016. Under the amended agreement, the Company will pay directly to Sanofi a fixed royalty of 3% of net sales from November 16, 2016 through December 31, 2019 related to manufacturing know-how. The Company made a $2.0 million payment during the three months ended March 31, 2016 that applied to this 3% manufacturing know-how royalty and will make additional royalty payments only to the extent that the Company’s cumulative royalty obligations during this period exceed the amount of the pre-payment. No further royalties on manufacturing know-how are payable by the Company after December 31, 2019. This amended agreement does not alter Titan’s obligation under the license agreement to make royalty payments to Sanofi prior to November 16, 2016 or the Company’s obligations under the sublicense agreement to pay Sanofi a fixed royalty on Fanapt® net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the NCE patent has expired or was not issued.

The Company has entered into distribution agreements with Probiomed S.A. de C.V. for the commercialization of Fanapt® in Mexico and Megapharm Ltd. for the commercialization of Fanapt® in Israel.

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

Either party may terminate the license agreement under certain circumstances, including a material breach of the license agreement by the other. In the event that the Company terminates the license agreement, or if Lilly terminates due to the Company’s breach or for certain other reasons set forth in the license agreement, all rights licensed and developed by the Company under the license agreement will revert or otherwise be licensed back to Lilly on an exclusive basis, subject to payment by Lilly to the Company of a royalty on net sales of products that contain tradipitant.

AQW051. In connection with the settlement agreement with Novartis relating to Fanapt®, the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

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

11. Legal Matters

In June 2014, the Company filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (the Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 8,586,610 (the ‘610 Patent) by submitting to the FDA an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to the settlement agreement with Novartis, the Company assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S Patent RE39198 (the ‘198 Patent), which is licensed exclusively to the Company, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. The parties are engaged in post-trial briefing and are awaiting the Delaware District Court’s decision.

In 2015, the Company filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd., Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd., and Apotex Inc. and Apotex Corp., (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or the Company’s U.S. Patent No. 9,138,432 (the ‘432 Patent) by submitting to the FDA and ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants have denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 patent and the ‘432 Patent. Lupin filed counter claims for declaratory judgment of invalidity and noninfringement of seven of the Company’s U.S. method of treatment patents that are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book) related to Fanapt® (such seven patents, the Method of Treatment Patents). The Company has not sued Lupin for infringing the Method of Treatment Patents. On March 30, 2016, the Delaware District Court scheduled a five-day bench trial beginning on May 15, 2017 in which all of these lawsuits regarding infringement of the ‘610 Patent and the ‘432 Patent would be tried together.

On February 26, 2016, Roxane filed suit against the Company in the U.S. District Court for the Southern District of Ohio. The suit seeks a declaratory judgment of invalidity and noninfringement of the Method of Treatment Patents. The Company has not sued Roxane for infringing the Method of Treatment Patents. The Company filed a motion to dismiss this lawsuit for lack of personal jurisdiction or, in the alternative, to transfer the lawsuit to the Delaware District Court. The Company intends to vigorously defend the Method of Treatment Patents.

On February 26, 2016, Roxane filed a Petition for Inter Partes Review (IPR) of the ‘432 Patent with the Patent Trials and Appeals Board (PTAB) of the United States Patent and Trademark Office. The Company has three months to file an optional Preliminary Response. Upon receipt of the Preliminary Response, the PTAB has another three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, Roxane will have the opportunity to challenge the validity of the ‘432 Patent under certain sections of the Patent Act before the PTAB. A U.S. patent is presumed valid unless and until the PTAB or court makes an invalidity determination. The Company intends to vigorously defend the validity of the ‘432 Patent.

12. Stock-Based Compensation

As of March 31, 2016, the Company had one equity incentive plan, the 2006 Equity Incentive Plan (the 2006 Plan) that was adopted in April 2006. On January 1 of each year, the number of shares reserved under the 2006 Plan is automatically increased by the lesser of 4% of the total number of shares of common stock that are outstanding at that time or 1,500,000 shares (or such lesser number as may be approved by the Company’s board of directors). As of January 1, 2016, the number of shares of common stock that may be issued under the 2006 Plan was automatically increased by 1,500,000 shares, increasing the number of shares of common stock available for issuance under the Plan to 13,329,472 shares. As of March 31, 2016, there were 8,056,668 shares that were subject to outstanding options and RSUs and 2,157,668 shares remained available for future grant. The 2006 Plan expired by its terms on April 12, 2016. Outstanding options and RSUs under the 2006 Plan will remain in effect and the terms of the 2006 Plan will continue to apply, but no additional awards will be made under the 2006 Plan.

The Company has granted option awards with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of March 31, 2016, $13.4 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.5 years. No option awards are classified as a liability as of March 31, 2016.

A summary of option activity for the three months ended March 31, 2016 follows:

Stock Options (in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	6,252,448	$11.87	6.16	$7,498
Granted	749,511	7.94
Forfeited	(172,735)	11.16
Expired	—	—
Exercised	(6,249)	3.82		24

Outstanding at March 31, 2016	6,822,975	11.46	6.28	5,872

Exercisable at March 31, 2016	4,439,627	12.02	4.85	5,074

Vested and expected to vest at March 31, 2016	6,586,275	11.52	6.17	5,818

Proceeds from the exercise of stock options amounted to less than $0.1 million for the three months ended March 31, 2016 and $0.2 million for the three months ended March 31, 2015.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in four equal annual installments provided that the employee remains employed with the Company. As of March 31, 2016, $11.4 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 2.0 years. No service RSUs are classified as a liability as of March 31, 2016.

A summary of RSU activity for the 2006 Plan for the three months ended March 31, 2016 follows:

RSUs	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	1,022,681	$10.90
Granted	569,242	7.96
Forfeited	(70,564)	11.03
Vested	(287,666)	9.65

Unvested at March 31, 2016	1,233,693	9.83

The grant date fair value for the 287,666 shares underlying RSUs that vested during the three months ended March 31, 2016 was $2.8 million.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vanda Pharmaceuticals Inc. (we, our or Vanda) is a specialty pharmaceutical company focused on the development and commercialization of novel therapies to address high unmet medical needs and improve the lives of patients. We commenced operations in 2003 and our product portfolio includes:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway. We are preparing to launch HETLIOZ® in Germany in 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was being marketed and sold in the U.S. by Novartis Pharma AG (Novartis) until December 31, 2014. Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all of the U.S. and Canadian commercial rights to the Fanapt® franchise to us on December 31, 2014. In September 2015, the FDA accepted for review a supplemental New Drug Application (sNDA) for Fanapt® for the maintenance treatment of schizophrenia in adults. In December 2015, the European Medicines Agency (EMA) accepted for review a Marketing Authorization Application (MAA) for Fanaptum® oral. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Operational Highlights

•	Total net product sales from HETLIOZ® and Fanapt® were $33.3 million during the first quarter of 2016, a 4% increase compared to $31.8 million in the fourth quarter of 2015 and a 50% increase compared to $22.2 million the first quarter of 2015.

•	In April 2016, Gian Piero Reverberi was named Senior Vice President, Chief Commercial Officer.

HETLIOZ® (tasimelteon)

•	HETLIOZ® net product sales grew to $16.2 million in the first quarter of 2016, a 7% increase compared to $15.1 million in the fourth quarter of 2015 and a 117% increase compared to $7.5 million in the first quarter of 2015.

•	A HETLIOZ® product launch in Germany is planned for the third quarter of 2016.

•	Enrollment in the SMS open label interventional study is ongoing. A SMS placebo controlled Phase III study is expected to begin in the second half of 2016.

•	The Pediatric Non-24 pharmacokinetic study of the HETLIOZ® liquid formulation is enrolling. A Phase III study is expected to begin in 2017.

•	A Jet Lag Disorder Phase II proof of concept study is planned for the second half of 2016 leading to an expected Phase III program in 2017.

Fanapt® (iloperidone)

•	Fanapt® net product sales were $17.1 million for the first quarter of 2016, a 2% increase compared to $16.7 million in the fourth quarter of 2015 and a 16% increase compared to $14.7 million in the first quarter of 2015.

•	The FDA review of the sNDA for Fanapt® that includes data for the maintenance treatment of schizophrenia in adults is ongoing. The FDA has set a PDUFA goal date of May 27, 2016.

Tradipitant

•	Enrollment began in the first quarter of 2016 for a tradipitant Phase II proof of concept study for the treatment of chronic pruritus in patients with atopic dermatitis.

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our ability to successfully commercialize HETLIOZ® and Fanapt® in the U.S. and Europe, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Risk Factors reported in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2015.

As described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q, we have initiated lawsuits to enforce our patent rights against Roxane Laboratories, Inc., Inventia Healthcare Pvt. Ltd., Taro Pharmaceuticals, U.S.A., Inc./Taro Pharmaceuticals Industries, Ltd., Apotex Inc. and Lupin Limited and Lupin Pharmaceuticals, Inc.

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

There have been no significant changes in our critical accounting policies including estimates, assumptions and judgments from those described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2015. We believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

Product Sales Discounts and Allowances. Product sales are recorded net of applicable discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Reserves established for discounts and returns are classified as reductions of accounts receivable if the amount is payable to direct customers, with the exception of service fees. Service fees are classified as a liability. Reserves established for rebates, chargebacks or co-pay assistance are classified as a liability if the amount is payable to a party other than customers. We currently record sales allowances for the following:

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

The following table summarizes sales discounts and allowance activity for the three months ended March 31, 2016:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balance at December 31, 2015	$33,423	$3,557	$36,980
Provision related to current period sales	13,465	4,475	17,940
Adjustments for prior period sales	(187)	247	60
Credits/payments made	(16,316)	(4,204)	(20,520)

Balance at March 31, 2016	$30,385	$4,075	$34,460

The provision of $13.5 million for rebates and chargebacks for the three months ended March 31, 2016 primarily represents Medicaid rebates and contracted rebate programs applicable to sales of Fanapt®. The provision of $4.5 million for discounts, returns and other for the three months ended March 31, 2016 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.

Stock-based compensation

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries, other related costs for personnel, including stock-based compensation, related to executive, finance, accounting, information technology, marketing, medical affairs and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for marketing, medical affairs, legal, accounting and other professional services. Selling, general and administrative expenses also include third party expenses incurred to support sales, business development, marketing and other business activities. Additionally, selling, general and administrative expenses include our estimate for the annual Patient Protection and Affordable Care fee.

Intangible Assets

The following is a summary of our intangible assets as of March 31, 2016:

		March 31, 2016
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$3,891	$29,109
Fanapt®	November 2016	27,941	21,241	6,700

		$60,941	$25,132	$35,809

In January 2014, we announced that the FDA had approved the NDA for HETLIOZ®. As a result of this approval, we met a milestone under our license agreement with Bristol-Myers Squibb (BMS) that required us to make a license payment of $8.0 million to BMS. The $8.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which prior to June 2014, we expected to last until December 2022. In June 2014, we received a notice of allowance from the U.S. Patent and Trademark Office for a patent covering the method of use of HETLIOZ®. The patent expires in January 2033, thereby potentially extending the exclusivity protection in the U.S. beyond the composition of matter patent. As a result of the patent allowance, we extended the estimated useful life of the U.S. patent for HETLIOZ® from December 2022 to January 2033. We are obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. The likelihood of achieving the milestone and the related milestone obligation was determined to be probable during 2015. As a result, the future obligation of $25.0 million was recorded as a non-current liability along with a capitalized intangible assets relating to HETLIOZ®. The actual payment of the obligation will occur once the $250.0 million in cumulative worldwide sales of HETLIOZ® is realized. Intangible assets relating HETLIOZ® are being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which is expected to be January 2033.

In 2009, we announced that the FDA had approved the NDA for Fanapt®. As a result of this approval, we met a milestone under our original sublicense agreement with Novartis that required us to make a license payment of $12.0 million to Novartis. Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us on December 31, 2014. As a result, we recognized an intangible asset of $15.9 million related to the reacquired rights to Fanapt®. Intangible assets relating to Fanapt® are being amortized on a straight-line basis over the remaining life of the U.S. composition of matter patent for Fanapt® to November 2016. The useful life estimation is based on the market participant methodology prescribed by ASC Subtopic 805, Business Combinations, and therefore does not reflect the impact of additional Fanapt® patents solely owned by us with varying expiration dates, the latest of which is December 2031.

The following table summarizes our future intangible asset amortization schedule as of March 31, 2016:

(in thousands)	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
HETLIOZ®	$29,109	$1,290	$1,721	$1,721	$1,721	$1,721	$20,935
Fanapt®	6,700	6,700	—	—	—	—	—

	$35,809	$7,990	$1,721	$1,721	$1,721	$1,721	$20,935

Recent Accounting Pronouncements

See Summary of Significant Accounting Policies footnote to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $340.2 million as of March 31, 2016.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenues. Total revenues increased by $11.1 million, or 50%, to $33.3 million for the three months ended March 31, 2016 compared to $22.2 million for the three months ended March 31, 2015. Revenues were as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015	Net Change	Percent
Revenues:
HETLIOZ® product sales, net	$16,201	$7,460	$8,741	117%
Fanapt® product sales, net	17,061	14,690	2,371	16%

Total revenues	$33,262	$22,150	$11,112	50%

HETLIOZ® product sales increased by $8.7 million, or 117%, to $16.2 million for the three months ended March 31, 2016 compared to $7.5 million for the three months ended March 31, 2015.

Fanapt® product sales increased by $2.4 million, or 16%, to $17.1 million for the three months ended March 31, 2016 compared to $14.7 million for the three months ended March 31, 2015. We began selling Fanapt® commercially in the U.S. in January 2015.

Cost of goods sold. Cost of goods sold increased by $1.0 million, or 20%, to $6.0 million for the three months ended March 31, 2016 compared to $5.0 million for the three months ended March 31, 2015. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs are 10% of net U.S. sales of HETLIOZ® and 23% of net U.S. sales of Fanapt®.

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

Research and development expenses. Research and development expenses increased by $3.0 million, or 67%, to $7.5 million for the three months ended March 31, 2016 compared to $4.5 million for the three months ended March 31, 2015. The increase is primarily the result of increased clinical trial expenses associated with the HETLIOZ® Jet Lag Disorder and SMS programs and the tradipitant chronic pruritus in atopic dermatitis pruritus program. The following table summarizes the costs of our product development initiatives for the three months ended March 31, 2016 and 2015.

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Direct project costs (1)
HETLIOZ®	$3,286	$1,681
Fanapt®	835	795
Tradipitant	1,361	401
Trichostatin A	797	348

	6,279	3,225

Indirect project costs (1)
Stock-based compensation	524	624
Other indirect overhead	745	629

	1,269	1,253

Total research and development expense	$7,548	$4,478

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $10.5 million, or 56%, to $29.3 million for the three months ended March 31, 2016 compared to $18.8 million for the three months ended March 31, 2015. The increase was primarily the result of marketing and sales efforts around both HETLIOZ® and Fanapt® in the U.S., an increase in the number of employees during 2015, including the hiring of new members of the executive management team, as well as increased legal fees associated with ongoing litigation.

Intangible asset amortization. Intangible asset amortization decreased by $1.2 million, or 29%, to $2.9 million for the three months ended March 31, 2016 compared to $4.1 million for the three months ended March 31, 2015. The likelihood of achieving a future milestone obligation that becomes payable to BMS when cumulative sales of HETLIOZ® equal $250.0 million was determined to be probable in the first quarter of 2015 resulting in an increase in capitalized intangible assets of $25.0 million. As a result, intangible asset amortization relating to HETLIOZ® for the three months ended March 31, 2015 had included additional amortization of $1.2 million for a catch-up adjustment to retroactively record cumulative amortization from February 1 to December 31, 2014 relating to the capitalized intangible asset of $25.0 million.

Intangible asset amortization relating to Fanapt® was $2.5 million for the three months ended March 31, 2016 and 2015. Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us on December 31, 2014 resulting in an increase in capitalized intangible assets of $15.9 million that is being amortized until November 2016.

Liquidity and Capital Resources

As of March 31, 2016, our total cash and cash equivalents and marketable securities were $138.3 million compared to $143.2 million at December 31, 2015. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

Our liquidity resources as of March 31, 2016 and December 31, 2015 are summarized as follows:

(in thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$38,740	$50,843
Marketable securities:
U.S. Treasury and government agencies	54,191	44,057
Corporate debt	45,399	48,280

Total marketable securities	99,590	92,337

Total cash and cash equivalents	$138,330	$143,180

As of March 31, 2016, we maintained all of our cash and cash equivalents in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

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

Cash Flow

The following table summarizes our net cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015	Net Change
Net cash provided by (used in):
Operating activities:
Net loss	$(12,358)	$(10,221)	$(2,137)
Non-cash charges	5,456	6,665	(1,209)
Net change in operating assets and liabilities	2,003	9,111	(7,108)

Operating activities	(4,899)	5,555	(10,454)
Investing activities:
Net purchases of marketable securities	(7,228)	(32,785)	25,557
Other	—	(783)	783

Investing activities	(7,228)	(33,568)	26,340
Financing activities	24	(79)	103

Net decrease in cash and cash equivalents	$(12,103)	$(28,092)	$15,989

The net decrease in cash and cash equivalents was $12.1 million for the three months ended March 31, 2016 compared to $28.1 million for the three months ended March 31, 2015. The increase was primarily due to a decrease in net purchases of marketable securities of $25.6 million partially offset by a net decrease in cash from changes in operating assets and liabilities of $7.1 million due to timing of payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our annual report on Form 10-K for the year ended December 31, 2015.

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

Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. The top six customers represented 96% of total revenues for the three months ended March 31, 2016, and the top five customers represented 86% of accounts receivable at March 31, 2016. We have not experienced any losses relating to receivables from customers.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 4	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2016, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (the Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of our U.S. Patent No. 8,586,610 (the ‘610 Patent) by submitting to the FDA an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to the settlement agreement with Novartis, we assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S Patent RE39198 (the ‘198 Patent), which is licensed exclusively to us, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. The parties are engaged in post-trial briefing and are awaiting the Delaware District Court’s decision.

In 2015, we filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd., Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd., and Apotex Inc. and Apotex Corp., (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or our U.S. Patent No. 9,138,432 (the ‘432 Patent) by submitting to the FDA and ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants have denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 patent and the ‘432 Patent. Lupin filed counter claims for declaratory judgment of invalidity and noninfringement of seven of the method of treatment patents that are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book) related to Fanapt® (such seven patents, the Method of Treatment Patents). We have not sued Lupin for infringing the Method of Treatment Patents. On March 30, 2016, the Delaware District Court scheduled a five-day bench trial beginning on May 15, 2017 in which all of these lawsuits regarding infringement of the ‘610 Patent and the ‘432 Patent would be tried together.

On February 26, 2016, Roxane filed suit against us in the U.S. District Court for the Southern District of Ohio. The suit seeks a declaratory judgment of invalidity and noninfringement of the Method of Treatment Patents. We have not sued Roxane for infringing the Method of Treatment Patents. We filed a motion to dismiss this lawsuit for lack of personal jurisdiction or, in the alternative, to transfer the lawsuit to the Delaware District Court. We intend to vigorously defend the Method of Treatment Patents.

On February 26, 2016, Roxane filed a Petition for Inter Partes Review (IPR) of the ‘432 Patent with the Patent Trials and Appeals Board (PTAB) of the United States Patent and Trademark Office. We have three months to file an optional Preliminary Response. Upon receipt of the Preliminary Response, the PTAB has another three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, Roxane will have the opportunity to challenge the validity of the ‘432 Patent under certain sections of the Patent Act before the PTAB. A U.S. patent is presumed valid unless and until the PTAB or court makes an invalidity determination. We intend to vigorously defend the validity of the ‘432 Patent.

ITEM 1A	Risk Factors

We previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 12, 2016, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors subsequent to the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

On April 27, 2016, our Board of Directors adopted, subject to stockholder approval, the 2016 Equity Incentive Plan (the 2016 Plan). The 2016 Plan, if approved by the stockholders, will replace our 2006 Equity Incentive Plan which expired by its terms on April 12, 2016. Subject to stockholder approval, the aggregate number of shares of common stock that may be issued by us pursuant to awards under the 2016 Plan will be 2,000,000 shares.

ITEM 6	Exhibits

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on March 17, 2006 and incorporated herein by reference).

3.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) on September 25, 2008 and incorporated herein by reference).

3.3	Fourth Amended and Restated Bylaws of the registrant, as amended and restated on December 17, 2015 (filed as Exhibit 3.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on December 21, 2015 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Vanda Pharmaceuticals Inc.

May 5, 2016	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D. President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2016	/s/ James P. Kelly
James P. Kelly
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)