Form 10-Q
period 2016-09-30
Vanda Pharmaceuticals Inc.
filed 2016-11-03
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 24, 2016, there were 43,946,680 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the ability of Vanda Pharmaceuticals Inc. (we, our or Vanda) to successfully commercialize HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the U.S. and Europe;

•	uncertainty as to the market awareness of Non-24 and the market acceptance of HETLIOZ®;

•	our ability to generate U.S. sales of Fanapt® (iloperidone) for the treatment of schizophrenia;

•	the timing and costs of our establishment of a sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote Fanapt® in the U.S.;

•	our dependence on third-party manufacturers to manufacture HETLIOZ® and Fanapt® in sufficient quantities and quality;

•	our limited sales and marketing infrastructure;

•	the regulatory status of Fanapt® in Europe;

•	our ability to successfully commercialize HETLIOZ® and Fanapt® outside of the U.S.;

•	our ability to prepare, file, prosecute, defend and enforce any patent claims and other intellectual property rights;

•	our ability to obtain the capital necessary to fund our research and development or commercial activities;

•	a loss of rights to develop and commercialize our products under our license agreements;

•	the ability to obtain and maintain regulatory approval of our products, and the labeling for any approved products;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	a failure of our products to be demonstrably safe and effective;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the U.S. Food and Drug Administration approval of any product;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	our failure to identify or obtain rights to new products;

•	a loss of any of our key scientists or management personnel;

•	limitations on our ability to utilize some of all of our prior net operating losses and orphan drug and research and development credits;

•	the cost and effects of litigation;

•	losses incurred from product liability claims made against us; and

•	use of our existing cash, cash equivalents and marketable securities.

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

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(in thousands, except for share and per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$32,765	$50,843
Marketable securities	109,814	92,337
Accounts receivable, net	15,928	16,331
Inventory	865	1,294
Prepaid expenses and other current assets	11,036	5,742

Total current assets	170,408	166,547

Property and equipment, net	4,731	4,570
Intangible assets, net	29,924	38,752
Non-current inventory and other	3,380	3,181

Total assets	$208,443	$213,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,572	$15,767
Accrued government and other rebates	33,109	35,550

Total current liabilities	50,681	51,317

Milestone obligation under license agreement	25,000	25,000
Other non-current liabilities	3,597	3,706

Total liabilities	79,278	80,023

Commitments and contingencies (Notes 10 and 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 43,930,529 and 42,815,291 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	44	43
Additional paid-in capital	474,234	460,794
Accumulated other comprehensive income	142	39
Accumulated deficit	(345,255)	(327,849)

Total stockholders’ equity	129,165	133,027

Total liabilities and stockholders’ equity	$208,443	$213,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Net product sales	$38,482	$28,344	$107,773	$78,076

Total revenues	38,482	28,344	107,773	78,076

Operating expenses:
Cost of goods sold	6,990	6,510	19,440	17,291
Research and development	7,294	9,974	21,542	20,398
Selling, general and administrative	21,908	18,458	75,880	55,650
Intangible asset amortization	2,943	2,943	8,828	10,029

Total operating expenses	39,135	37,885	125,690	103,368

Loss from operations	(653)	(9,541)	(17,917)	(25,292)
Other income	223	80	511	225

Net loss	$(430)	$(9,461)	$(17,406)	$(25,067)

Basic and diluted net loss per share	$(0.01)	$(0.22)	$(0.40)	$(0.60)

Weighted average shares outstanding, basic and diluted	43,515,404	42,435,405	43,275,074	42,059,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(430)	$(9,461)	$(17,406)	$(25,067)

Other comprehensive income:
Change in net unrealized gain on marketable securities	18	10	103	21
Tax provision on other comprehensive income	—	—	—	—

Other comprehensive income , net of tax	18	10	103	21

Comprehensive loss	$(412)	$(9,451)	$(17,303)	$(25,046)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
(in thousands, except for share amounts)	Shares	Par Value	Capital	Income	Deficit	Total
Balances at December 31, 2015	42,815,291	$43	$460,794	$39	$(327,849)	$133,027
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,115,238	1	7,000	—	—	7,001
Stock-based compensation expense	—	—	6,440	—	—	6,440
Net loss	—	—	—	—	(17,406)	(17,406)
Other comprehensive income, net of tax	—	—	—	103	—	103

Balances at September 30, 2016	43,930,529	$44	$474,234	$142	$(345,255)	$129,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(17,406)	(25,067)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	654	420
Stock-based compensation	6,440	6,074
Amortization of discounts and premiums on marketable securities	76	612
Intangible asset amortization	8,828	10,029
Other non-cash adjustments	483	659
Changes in operating assets and liabilities:
Accounts receivable	52	(12,135)
Prepaid expenses and other assets	(5,399)	(6,892)
Inventory	63	453
Accounts payable and accrued liabilities	1,730	7,737
Accrued government and other rebates	(2,441)	30,915

Net cash provided by (used in) operating activities	(6,920)	12,805

Cash flows from investing activities
Purchases of property and equipment	(710)	(1,813)
Purchases of marketable securities	(130,858)	(127,609)
Proceeds from sales of marketable securities	—	999
Maturities of marketable securities	113,409	97,411

Net cash used in investing activities	(18,159)	(31,012)

Cash flows from financing activities
Obligations paid in connection with settlement of equity awards	—	(282)
Proceeds from exercise of employee stock options	7,001	4,374

Net cash provided by financing activities	7,001	4,092

Net decrease in cash and cash equivalents	(18,078)	(14,115)
Cash and cash equivalents
Beginning of period	50,843	60,901

End of period	$32,765	46,786

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business Organization and Presentation

Business Organization

Vanda Pharmaceuticals Inc. (the Company) is a specialty pharmaceutical company focused on the development and commercialization of novel therapies to address high unmet medical needs and improve the lives of patients. The Company commenced its operations in 2003 and operates in one reporting segment. The Company’s portfolio includes the following products:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults and included post-marketing commitments related to a pediatric investigation plan. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® was commercially launched in Germany in August 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Pediatric Non-24, Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was approved by the FDA in May 2009 and launched commercially in the U.S. by Novartis Pharma AG (Novartis) in January of 2010. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to the Company on December 31, 2014. Additionally, the Company’s distribution partners launched Fanapt® in Israel and Mexico in 2014. Fanapt® has potential utility in a number of other disorders. An assessment of new Fanapt® clinical opportunities is ongoing.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis and gastroparesis.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2015 included in the Company’s annual report on Form 10-K. The financial information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results for these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The Company has estimated its annual fees for Fanapt® under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, however, the amount of the estimated liability could increase, but the range of this increase is not reasonably estimable at this time. Management continually re-evaluates its estimates, judgments and assumptions, and management’s evaluation could change. Actual results could differ from those estimates.

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

Revenue from Net Product Sales

The Company’s revenues consist of net product sales of HETLIOZ® and net product sales of Fanapt®. Net sales by product for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2016	2015	2016	2015
Revenues:
HETLIOZ® product sales, net	$18,715	$11,682	$52,376	$29,159
Fanapt® product sales, net	19,767	16,662	55,397	48,917

Total revenues	$38,482	$28,344	$107,773	$78,076

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

Major Customers

HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 86% of total revenues for the nine months ended September 30, 2016. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 80% of total accounts receivable at September 30, 2016.

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

Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Expected dividend yield	0%	0%
Weighted average expected volatility	57%	60%
Weighted average expected term (years)	6.1	6.0
Weighted average risk-free rate	1.37%	1.67%
Weighted average fair value per share	$4.51	$6.45

Stock-based compensation expense recognized for the three and nine months ended September 30, 2016 and 2015 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2016	2015	2016	2015
Research and development	$539	$516	$1,552	$1,743
Selling, general and administrative	1,561	1,545	4,888	4,331

	$2,100	$2,061	$6,440	$6,074

Advertising Expense

The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $0.1 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Non-Cash Investing and Financing Activities

For the nine months ended September 30, 2015, the Company recorded an intangible asset of $25.0 million relating to HETLIOZ® and recorded the related non-current liability relating to its obligation to make a milestone payment to Bristol-Myers Squibb (BMS) of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. For each of the nine months ended September 30, 2016 and 2015, the Company recorded purchases of property, plant and equipment and the related current liability in the amount of $0.3 million.

Recent accounting pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flow. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. Early adoption is permitted. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, related to the measurement of credit losses on financial instruments. The standard will require the use of an “expected loss” model for instruments measured at amortized cost. The standard is effective for years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2019. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU provides that all of the tax effects related to share-based payments are recorded as part of the provision for income taxes, allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction, allows entities to estimate the effect of forfeitures or recognized forfeitures when they occur, and other improvements to the accounting for share-based awards. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except for share and per share amounts)	2016	2015	2016	2015
Numerator:
Net loss	$(430)	$(9,461)	$(17,406)	$(25,067)

Denominator:
Weighted average shares outstanding, basic and diluted	43,515,404	42,435,405	43,275,074	42,059,839

Net loss per share, basic and diluted	$(0.01)	$(0.22)	$(0.40)	$(0.60)

Antidilutive securities excluded from calculations of diluted net loss per share	3,845,456	5,181,975	5,298,256	5,534,752

The Company incurred net losses for the three and nine months ended September 30, 2016 and 2015 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

4. Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2016, which all have contract maturities of less than one year:

		Gross	Gross	Fair
September 30, 2016	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$54,662	$33	$—	$54,695
Corporate debt	55,010	117	(8)	55,119

	$109,672	$150	$(8)	$109,814

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2015, which all have contract maturities of less than one year:

		Gross	Gross	Fair
December 31, 2015	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$44,059	$6	$(8)	$44,057
Corporate debt	48,239	46	(5)	48,280

	$92,298	$52	$(13)	$92,337

5. Fair Value Measurements

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 as of September 30, 2016 and December 31, 2015 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the nine months ended September 30, 2016 and 2015.

As of September 30, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of September 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
(in thousands)	2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$54,695	$54,695	$—	$—
Corporate debt	55,119	—	55,119

	$109,814	$54,695	$55,119	$—

As of December 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of December 31, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
(in thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$44,057	$44,057	$—	$—
Corporate debt	48,280	—	48,280

	$92,337	$44,057	$48,280	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and milestone obligations under license agreements, the carrying value of which materially approximate their fair values.

6. Inventory

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory levels are evaluated for the amount of inventory that would be sold within one year. At certain times, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. The Company classifies the estimate of such inventory as non-current. Inventory consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(in thousands)	2016	2015
Current assets
Finished goods	$865	$1,294

	$865	$1,294

Non-Current assets
Raw materials	$127	$127
Work-in-process	2,241	2,369
Finished goods	223	—

	$2,591	$2,496

7. Accounts Payable and Accrued Liabilities

The following is a summary of the Company’s accounts payable and accrued liabilities as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(in thousands)	2016	2015
Research and development expenses	$2,575	$3,199
Consulting and other professional fees	4,162	5,088
Compensation and employee benefits	3,071	468
Royalties payable	6,413	5,328
Other	1,351	1,684

	$17,572	$15,767

8. Intangible Assets

The following is a summary of the Company’s intangible assets as of September 30, 2016:

		September 30, 2016
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$4,751	$28,249
Fanapt®	November 2016	27,941	26,266	1,675

		$60,941	$31,017	$29,924

The following is a summary of the Company’s intangible assets as of December 31, 2015:

		December 31, 2015
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$3,460	$29,540
Fanapt®	November 2016	27,941	18,729	9,212

		$60,941	$22,189	$38,752

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

The intangible assets are being amortized over their estimated useful economic life using the straight-line method. Amortization expense was $2.9 million and $2.9 million for the three months ended September 30, 2016 and 2015, respectively, and $8.8 million and $10.0 million for the nine months ended September 30, 2016 and 2015, respectively. The following is a summary of the future intangible asset amortization schedule as of September 30, 2016:

(in thousands)	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
HETLIOZ®	$28,249	$430	$1,721	$1,721	$1,721	$1,721	$20,935
Fanapt®	1,675	1,675	—	—	—	—	—

	$29,924	$2,105	$1,721	$1,721	$1,721	$1,721	$20,935

9. Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated net operating losses (NOLs) serves as strong evidence that it is more likely than not that deferred tax assets will not be realized in the future. Therefore, the Company has a full valuation allowance against all deferred tax assets as of September 30, 2016 and December 31, 2015. As a result of the tax valuation allowance against deferred tax assets, there was no provision for income taxes for the three and nine months ended September 30, 2016 and 2015.

Certain tax attributes of the Company, including NOLs and credits, are subject to limitation as a result of any ownership change as defined under Internal Revenue Code of 1986, as amended (IRC), Section 382. A change in ownership could affect the Company’s ability to use NOLs and credit carryforward (tax attributes). Ownership changes did occur as of December 31, 2014 and December 31, 2008. However, the Company believes that it had sufficient Built-In-Gain to offset the IRC Section 382 limitation generated by the ownership changes. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations. Additionally, the Company maintains a valuation allowance on its tax attributes and therefore, any IRC Section 382 limitation would not have a material impact on the Company’s provision for income taxes as of September 30, 2016.

10. Commitments and Contingencies

Operating leases

Commitments relating to operating leases represent the minimum annual future payments under operating leases for a total of 40,188 square feet of office space for the Company’s headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. that expire in 2026 and the operating lease for 2,880 square feet of office space for the Company’s European headquarters in London that has a noncancellable lease term ending in 2021. The following is a summary of the minimum annual future payments under operating leases for office space as of September 30, 2016:

	Cash payments due by year
(in thousands)	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Operating leases	$22,063	$445	$1,933	$2,230	$2,284	$2,341	$12,830

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

Rent expense under operating leases was $0.7 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Pursuant to the terms of the settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company is obligated to make royalty payments to Sanofi and Titan, at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200.0 million, and at a percentage rate in the mid-twenties on sales over $200.0 million through November 2016. In February 2016, the Company amended the agreement with Sanofi and Titan to remove Titan as the entity through which royalty payments from the Company are directed to Sanofi following the expiration of the new chemical entity (NCE) patent for Fanapt® in the U.S. on November 15, 2016. Under the amended agreement, the Company will pay directly to Sanofi a fixed royalty of 3% of net sales from November 16, 2016 through December 31, 2019 related to manufacturing know-how. The Company made a $2.0 million payment during the nine months ended September 30, 2016 that applied to this 3% manufacturing know-how royalty and will make additional royalty payments only to the extent that the Company’s cumulative royalty obligations during this period exceed the amount of the pre-payment. No further royalties on manufacturing know-how are payable by the Company after December 31, 2019. This amended agreement does not alter Titan’s obligation under the license agreement to make royalty payments to Sanofi prior to November 16, 2016 or the Company’s obligations under the sublicense agreement to pay Sanofi a fixed royalty on Fanapt® net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the NCE patent has expired or was not issued.

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

11. Legal Matters

In June 2014, the Company filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (the Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 8,586,610 (the ‘610 Patent) by submitting to the FDA an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to the settlement agreement with Novartis, the Company assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S Patent RE39198 (the ‘198 Patent), which is licensed exclusively to the Company, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in favor of the Company, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that the Company is entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If the Company obtains pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals.

In 2015, the Company filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd., Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp., (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or the Company’s U.S. Patent No. 9,138,432 (the ‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants have denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. The Delaware District Court has scheduled a five-day bench trial beginning on May 15, 2017 in which all of these lawsuits regarding infringement of the ‘610 Patent and the ‘432 Patent are expected to be tried together.

Lupin filed counter claims for declaratory judgment of invalidity and noninfringement of seven of the Company’s method of treatment patents that are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book) related to Fanapt® (such seven patents, the Method of Treatment Patents). The Company has not sued Lupin for infringing the Method of Treatment Patents. On October 13, 2016, the Company and Lupin filed a Stipulation of Dismissal in the Delaware District Court pursuant to which Lupin’s counterclaims relating to the Method of Treatment Patents were dismissed without prejudice in recognition of an agreement reached between the parties.

On October 24, 2016, the Company entered into a License Agreement with Taro to resolve the Company’s patent litigation against Taro regarding Taro’s ANDA seeking approval of its generic version of Fanapt® (the Taro License Agreement). Under the Taro License Agreement, the Company granted Taro a non-exclusive license to manufacture and commercialize Taro’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date the Company obtains pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Taro may enter the market earlier under certain limited circumstances. The Taro License Agreement, which is subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice, provides for a full settlement and release by the Company and Taro of all claims that are the subject of the litigation.

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

On February 26, 2016, Roxane filed a Petition for Inter Partes Review (IPR) of the ‘432 Patent with the Patent Trials and Appeals Board (PTAB) of the United States Patent and Trademark Office. The Company filed a Preliminary Response on June 7, 2016, and on August 30, 2016 the PTAB denied the request by Roxane to institute an IPR of the ‘432 Patent. On September 29, 2016, Roxane filed a Petition for Rehearing with the PTAB, and on October 13, 2016 the Company filed a Response to Roxane’s Petition.

12. Stock-Based Compensation

As of September 30, 2016, there were 6,831,988 shares that were subject to outstanding options and RSUs under the 2006 Equity Incentive Plan (2006 Plan) and the 2016 Equity Incentive Plan (2016 Plan) (collectively, the Plans). The 2006 Plan expired by its terms on April 12, 2016. Outstanding options and RSUs under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. On June 16, 2016, the Company’s stockholders approved the 2016 Plan. There are 2,000,000 shares of common stock reserved for issuance under the 2016 Plan, of which 1,835,000 shares remained available for future grant as of September 30, 2016.

The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of September 30, 2016, $10.2 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.3 years. No option awards are classified as a liability as of September 30, 2016.

A summary of option activity under the Plans for the nine months ended September 30, 2016 follows:

		Weighted Average	Weighted Average	Aggregate
Stock Options	Number of	Exercise Price at	Remaining Term	Intrinsic
(in thousands, except for share and per share amounts)	Shares	Grant Date	(Years)	Value
Outstanding at December 31, 2015	6,252,448	$11.87	6.16	$7,498
Granted	861,511	8.39
Forfeited	(377,448)	11.16
Expired	(205,266)	14.47
Exercised	(827,572)	8.46		3,870

Outstanding at September 30, 2016	5,703,673	11.79	5.78	36,336

Exercisable at September 30, 2016	3,908,977	12.41	4.47	25,210

Vested and expected to vest at September 30, 2016	5,569,895	11.84	5.70	35,434

Proceeds from the exercise of stock options amounted to $7.0 million for the nine months ended September 30, 2016 and $4.4 million for the nine months ended September 30, 2015.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs under the Plans with service conditions (service RSUs) that vest in four equal annual installments provided that the employee remains employed with the Company. As of September 30, 2016, $8.9 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.8 years. No RSUs are classified as a liability as of September 30, 2016.

A summary of RSU activity under the Plans for the nine months ended September 30, 2016 follows:

	Number of	Weighted
	Shares	Average
	Underlying	Grant Date
RSUs	RSUs	Fair Value
Unvested at December 31, 2015	1,022,681	$10.90
Granted	632,242	8.39
Forfeited	(238,942)	10.27
Vested	(287,666)	9.65

Unvested at September 30, 2016	1,128,315	9.95

The grant date fair value for the 287,666 shares underlying RSUs that vested during the nine months ended September 30, 2016 was $2.8 million.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vanda Pharmaceuticals Inc. (we, our or Vanda) is a specialty pharmaceutical company focused on the development and commercialization of novel therapies to address high unmet medical needs and improve the lives of patients. We commenced operations in 2003 and our product portfolio includes:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults and included post-marketing commitments related to a pediatric investigation plan. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® was commercially launched in Germany in August 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Pediatric Non-24, Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was approved by the FDA in May 2009 and launched commercially in the U.S. by Novartis Pharma AG (Novartis) in January of 2010. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us on December 31, 2014. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014. Fanapt® has potential utility in a number of other disorders. An assessment of new Fanapt® clinical opportunities is ongoing.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis and gastroparesis.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Operational Highlights

•	Total net product sales from HETLIOZ® and Fanapt® were $38.5 million during the third quarter of 2016, a 7% increase compared to $36.0 million in the second quarter of 2016 and a 36% increase compared to $28.3 million in the third quarter of 2015.

•	Cash, cash equivalents and marketable securities were $142.6 million as of September 30, 2016, representing an increase of $6.6 million in the third quarter of 2016.

HETLIOZ® (tasimelteon)

•	HETLIOZ® net product sales grew to $18.7 million in the third quarter of 2016, a 7% increase compared to $17.5 million in the second quarter of 2016 and a 60% increase compared to $11.7 million in the third quarter of 2015.

•	In August 2016, HETLIOZ® was made available in Germany, representing the first launch of HETLIOZ® outside of the U.S.

•	The pharmacokinetic study of the HETLIOZ® pediatric formulation is enrolling.

•	Enrollment in the SMS open label interventional study is ongoing. Enrollment in the SMS placebo controlled clinical study began in the fourth quarter of 2016.

•	The screening of patients for a Jet Lag Disorder clinical study is ongoing. Results from the Jet Lag Disorder study are expected in 2017.

Fanapt® (iloperidone)

•	Fanapt® net product sales grew to $19.8 million in the third quarter of 2016, a 6% increase compared to $18.6 million in the second quarter of 2016 and a 19% increase compared to $16.7 million in the third quarter of 2015.

•	In August 2016, the Delaware District Court ruled that Roxane Laboratories, Inc.’s (Roxane) proposed generic version of Fanapt® infringed two of Vanda’s patents and issued an injunction barring Roxane from marketing its product until November 2, 2027.

•	In October 2016, Vanda settled its Fanapt® patent litigation against Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd.

•	An expansion of the Fanapt® U.S. field sales team is now planned for the first quarter of 2017. An assessment of new Fanapt® clinical opportunities is ongoing.

Tradipitant

•	Enrollment in a tradipitant clinical study for the treatment of chronic pruritus in patients with atopic dermatitis is ongoing. Results are expected in 2017.

•	A tradipitant clinical study for the treatment of gastroparesis is expected to begin enrolling patients in the fourth quarter of 2016. Results are expected in 2017.

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

The following table summarizes sales discounts and allowance activity for the nine months ended September 30, 2016:

		Discounts,
	Rebates &	Returns and
(in thousands)	Chargebacks	Other	Total
Balance at December 31, 2015	$33,423	$3,557	$36,980
Provision related to current period sales	41,561	14,470	56,031
Adjustments for prior period sales	(2,338)	811	(1,527)
Credits/payments made	(41,932)	(13,281)	(55,213)

Balance at September 30, 2016	$30,714	$5,557	$36,271

The provision of $41.6 million for rebates and chargebacks for the nine months ended September 30, 2016 primarily represents Medicaid rebates and contracted rebate programs applicable to sales of Fanapt®. The provision of $14.5 million for discounts, returns and other for the nine months ended September 30, 2016 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.

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

Intangible Assets

The following is a summary of our intangible assets as of September 30, 2016:

		September 30, 2016
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(in thousands)	(Years)	Amount	Amortization	Amount
HETLIOZ®	January 2033	$33,000	$4,751	$28,249
Fanapt®	November 2016	27,941	26,266	1,675

		$60,941	$31,017	$29,924

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

The following table summarizes our future intangible asset amortization schedule as of September 30, 2016:

		Remainder
(in thousands)	Total	of 2016	2017	2018	2019	2020	Thereafter
HETLIOZ®	$28,249	$430	$1,721	$1,721	$1,721	$1,721	$20,935
Fanapt®	1,675	1,675	—	—	—	—	—

	$29,924	$2,105	$1,721	$1,721	$1,721	$1,721	$20,935

Recent Accounting Pronouncements

See Summary of Significant Accounting Policies footnote to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $345.3 million as of September 30, 2016.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenues. Total revenues increased by $10.1 million, or 36%, to $38.5 million for the three months ended September 30, 2016 compared to $28.3 million for the three months ended September 30, 2015. Revenues were as follows:

	Three Months Ended
	September 30,	September 30,	Net
(in thousands)	2016	2015	Change	Percent
Revenues:
HETLIOZ® product sales, net	$18,715	$11,682	$7,033	60%
Fanapt® product sales, net	19,767	16,662	3,105	19%

Total revenues	$38,482	$28,344	$10,138	36%

HETLIOZ® product sales increased by $7.0 million, or 60%, to $18.7 million for the three months ended September 30, 2016 compared to $11.7 million for the three months ended September 30, 2015.

Fanapt® product sales increased by $3.1 million, or 19%, to $19.8 million for the three months ended September 30, 2016 compared to $16.7 million for the three months ended September 30, 2015. We began selling Fanapt® commercially in the U.S. in January 2015.

Cost of goods sold. Cost of goods sold increased by $0.5 million, or 8%, to $7.0 million for the three months ended September 30, 2016 compared to $6.5 million for the three months ended September 30, 2015. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs are 10% of net U.S. sales of HETLIOZ® and 23% of net U.S. sales of Fanapt®.

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

Research and development expenses. Research and development expenses decreased by $2.7 million, or 27%, to $7.3 million for the three months ended September 30, 2016 compared to $10.0 million for the three months ended September 30, 2015. The decrease resulted from the close out Fanapt® clinical trial expenses transitioned to us as part of the settlement agreement with Novartis and regulatory expenses related to our sNDA filing in the 2015 period. The decrease was partially offset by increased clinical trial expenses associated with the HETLIOZ® Jet Lag Disorder and SMS programs for the three months ended September 30, 2016. The following table summarizes the costs of our product development initiatives for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,	September 30,
(in thousands)	2016	2015
Direct project costs (1)
HETLIOZ®	$3,500	$2,895
Fanapt®	669	4,037
Tradipitant	1,583	1,705
Trichostatin A	402	323

	6,154	8,960

Indirect project costs (1)
Stock-based compensation	539	516
Other indirect overhead	601	498

	1,140	1,014

Total research and development expense	$7,294	$9,974

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to expand our product pipeline.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.4 million, or 18%, to $21.9 million for the three months ended September 30, 2016 compared to $18.5 million for the three months ended September 30, 2015. The increase was primarily the result of marketing and sales efforts around Fanapt® in the U.S. and HETLIOZ® in both Europe and the U.S.

Intangible asset amortization. Intangible asset amortization was $2.9 million for the three months ended September 30, 2016 and 2015. Intangible asset amortization relating to HETLIOZ® amounted to $0.4 million, and intangible asset amortization relating to Fanapt® amounted to $2.5 million for each of the three-month periods. Pursuant to the terms of the settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us on December 31, 2014 resulting in an increase in capitalized intangible assets of $15.9 million that is being amortized until November 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenues. Total revenues increased by $29.7 million, or 38%, to $107.8 million for the nine months ended September 30, 2016 compared to $78.1 million for the nine months ended September 30, 2015. Revenues were as follows:

	Nine Months Ended
	September 30,	September 30,	Net
(in thousands)	2016	2015	Change	Percent
Revenues:
HETLIOZ® product sales, net	$52,376	$29,159	$23,217	80%
Fanapt® product sales, net	55,397	48,917	6,480	13%

Total revenues	$107,773	$78,076	$29,697	38%

HETLIOZ® product sales increased by $23.2 million, or 80%, to $52.4 million for the nine months ended September 30, 2016 compared to $29.2 million for the nine months ended September 30, 2015.

Fanapt® product sales increased by $6.5 million, or 13%, to $55.4 million for the nine months ended September 30, 2016 compared to $48.9 million for the nine months ended September 30, 2015. We began selling Fanapt® commercially in the U.S. in January 2015.

Cost of goods sold. Cost of goods sold increased by $2.1 million, or 12%, to $19.4 million for the nine months ended September 30, 2016 compared to $17.3 million for the nine months ended September 30, 2015. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs are 10% of net U.S. sales of HETLIOZ® and 23% of net U.S. sales of Fanapt®.

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

Research and development expenses. Research and development expenses increased by $1.1 million, or 6%, to $21.5 million for the nine months ended September 30, 2016 compared to $20.4 million for the nine months ended September 30, 2015. The increase is primarily the result of increased clinical trial expenses associated with the HETLIOZ® Jet Lag Disorder and SMS programs and the tradipitant chronic pruritus in atopic dermatitis program, partially offset by the close out Fanapt® clinical trial expenses transitioned to us as part of the settlement agreement with Novartis and regulatory expenses related to our sNDA filing in the 2015 period. The following table summarizes the costs of our product development initiatives for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2016	2015
Direct project costs (1)
HETLIOZ®	$9,500	$6,362
Fanapt®	2,088	6,764
Tradipitant	4,587	2,783
Trichostatin A	1,813	1,122

	17,988	17,031

Indirect project costs (1)
Stock-based compensation	1,552	1,743
Other indirect overhead	2,002	1,624

	3,554	3,367

Total research and development expense	$21,542	$20,398

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $20.2 million, or 36%, to $75.9 million for the nine months ended September 30, 2016 compared to $55.7 million for the nine months ended September 30, 2015. The increase was primarily the result of marketing and sales efforts around Fanapt® in the U.S. and HETLIOZ® in both Europe and the U.S., an increase in the number of employees during 2015, including the hiring of new members of the executive management team, as well as increased legal fees associated with ongoing litigation.

Intangible asset amortization. Intangible asset amortization decreased by $1.2 million, or 12%, to $8.8 million for the nine months ended September 30, 2016 compared to $10.0 million for the nine months ended September 30, 2015. The likelihood of achieving a future milestone obligation that becomes payable to BMS when cumulative sales of HETLIOZ® equal $250.0 million was determined to be probable in the first quarter of 2015 resulting in an increase in capitalized intangible assets of $25.0 million. As a result, intangible asset amortization relating to HETLIOZ® for the nine months ended September 30, 2015 had included additional amortization of $1.2 million for a catch-up adjustment to retroactively record cumulative amortization from February 1 to December 31, 2014 relating to the capitalized intangible asset of $25.0 million.

Intangible asset amortization relating to Fanapt® was $7.5 million for the nine months ended September 30, 2016 and 2015. Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us on December 31, 2014 resulting in an increase in capitalized intangible assets of $15.9 million that is being amortized until November 2016.

Liquidity and Capital Resources

As of September 30, 2016, our total cash and cash equivalents and marketable securities were $142.6 million compared to $143.2 million at December 31, 2015. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

Our liquidity resources as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
(in thousands)	2016	2015
Cash and cash equivalents	$32,765	$50,843
Marketable securities:
U.S. Treasury and government agencies	54,695	44,057
Corporate debt	55,119	48,280

Total marketable securities	109,814	92,337

Total cash and cash equivalents	$142,579	$143,180

As of September 30, 2016, we maintained all of our cash and cash equivalents with two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

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

Cash Flow

The following table summarizes our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	Net Change
Net cash provided by (used in):
Operating activities:
Net loss	$(17,406)	$(25,067)	$7,661
Non-cash charges	16,481	17,794	(1,313)
Net change in operating assets and liabilities	(5,995)	20,078	(26,073)

Operating activities	(6,920)	12,805	(19,725)

Investing activities:
Net purchases of marketable securities	(17,449)	(29,199)	11,750
Other	(710)	(1,813)	1,103

Investing activities	(18,159)	(31,012)	12,853

Financing activities
Proceeds from exercise of employee stock options	7,001	4,374	2,627
Other	—	(282)	282

Financing activities	7,001	4,092	2,909

Net decrease in cash and cash equivalents	$(18,078)	$(14,115)	$(3,963)

The decrease of $19.7 million in net cash provided by operating activities reflects the net change of $26.1 million in operating assets and liabilities resulting primarily from the net impact of accruals for government and other rebates and accounts receivable relating to initial sales of Fanapt® that began in the 2015 period. The decrease was partially offset by the reduction of $7.7 million in the net loss compared with the 2015 period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments

The following is a summary of our non-cancellable long-term contractual cash obligations as of September 30, 2016:

	Cash payments due by year (1) (2) (3)
(in thousands)	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Operating leases	$22,063	$445	$1,933	$2,230	$2,284	$2,341	$12,830

(1)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services due to the cancelable nature of the services. We accrued the costs of these agreements based on estimates of work completed to date. Additionally, this table does not include rebates, chargebacks or discounts recorded as liabilities at the time that product sales are recognized as revenue.
(2)	This table does not include a probable future milestone obligation under our license agreement with BMS, where we will be obligated to make a future milestone payment of $25.0 million in the event cumulative worldwide sales of HETLIOZ® reach $250.0 million. This probable obligation has been accrued as a non-current liability in our condensed consolidated balance sheet as of September 30, 2016.
(3)	This table does not include potential future milestone obligations under our license agreement with Eli Lilly for the exclusive rights to develop and commercialize tradipitant where we could be obligated to make future milestone payments of up to $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones.

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

Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 86% of total revenues for the nine months ended September 30, 2016. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 80% of total accounts receivable at September 30, 2016. We mitigate our credit risk relating to accounts receivable from customers by performing ongoing credit evaluations.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 4	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2016, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (the Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of our U.S. Patent No. 8,586,610 (the ‘610 Patent) by submitting to the U.S. Food and Drug Administration (the FDA) an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to the settlement agreement with Novartis Pharma AG (Novartis), we assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S Patent RE39198 (the ‘198 Patent), which is licensed exclusively to us, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in our favor, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that we are entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If we obtain pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals.

In 2015, we filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd., Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp., (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or our U.S. Patent No. 9,138,432 (the ‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants have denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. The Delaware District Court has scheduled a five-day bench trial beginning on May 15, 2017 in which all of these lawsuits regarding infringement of the ‘610 Patent and the ‘432 Patent are expected to be tried together.

Lupin filed counter claims for declaratory judgment of invalidity and noninfringement of seven of our method of treatment patents that are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book) related to Fanapt® (such seven patents, the Method of Treatment Patents). We have not sued Lupin for infringing the Method of Treatment Patents. On October 13, 2016, we, along with Lupin filed a Stipulation of Dismissal in the Delaware District Court pursuant to which Lupin’s counterclaims relating to the Method of Treatment Patents were dismissed without prejudice in recognition of an agreement reached between Lupin and us.

On October 24, 2016, we entered into a License Agreement with Taro to resolve our patent litigation against Taro regarding Taro’s ANDA seeking approval of its generic version of Fanapt® (the Taro License Agreement). Under the Taro License Agreement, we granted Taro a non-exclusive license to manufacture and commercialize Taro’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date we obtain pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Taro may enter the market earlier under certain limited circumstances. The Taro License Agreement, which is subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice, provides for a full settlement and release by us and Taro of all claims that are the subject of the litigation.

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

On February 26, 2016, Roxane filed a Petition for Inter Partes Review (IPR) of the ‘432 Patent with the Patent Trials and Appeals Board (PTAB) of the United States Patent and Trademark Office. We filed a Preliminary Response on June 7, 2016, and on August 30, 2016, the PTAB denied the request by Roxane to institute an IPR of the ‘432 Patent. On September 29, 2016, Roxane filed a Petition for Rehearing with the PTAB, and on October 13, 2016, we filed a Response to Roxane’s Petition.

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

3.3	Fourth Amended and Restated Bylaws of the registrant, as amended and restated on December 17, 2015 (filed as Exhibit 3.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on December 21, 2015 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2016; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Vanda Pharmaceuticals Inc.

November 3, 2016	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2016	/s/ James P. Kelly
James P. Kelly
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)