Form 10-K
period 2016-12-31
Vanda Pharmaceuticals Inc.
filed 2017-02-17
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $473.6 million based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market, on such date. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 6, 2017 was 44,346,431.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2017 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.

Form 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the ability of Vanda Pharmaceuticals Inc. (we, our or Vanda) to continue to commercialize HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the U.S. and Europe;

•	uncertainty as to the market awareness of Non-24 and the market acceptance of HETLIOZ®;

•	our ability to generate U.S. sales of Fanapt® (iloperidone) for the treatment of schizophrenia;

•	the timing and costs of continuing to build a sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote Fanapt® in the U.S.;

•	our dependence on third-party manufacturers to manufacture HETLIOZ® and Fanapt® in sufficient quantities and quality;

•	the regulatory status of Fanapt® in Europe;

•	our ability to successfully commercialize HETLIOZ® and Fanapt® outside of the U.S.;

•	our ability to prepare, file, prosecute, defend and enforce any patent claims and other intellectual property rights;

•	a loss of rights to develop and commercialize our products under our license agreements;

•	the ability to obtain and maintain regulatory approval of our products, and the labeling for any approved products;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	a failure of our products to be demonstrably safe and effective;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	our failure to identify or obtain rights to new products;

•	a loss of any of our key scientists or management personnel;

•	limitations on our ability to utilize some of all of our prior net operating losses and orphan drug and research and development credits;

•	the cost and effects of litigation;

•	our ability to obtain the capital necessary to fund our research and development or commercial activities;

•	losses incurred from product liability claims made against us; and

•	use of our existing cash, cash equivalents and marketable securities.

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

ITEM 1. BUSINESS

Overview

Vanda Pharmaceuticals Inc. (we or Vanda ) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. Vanda commenced its operations in 2003 and our product portfolio includes:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. HETLIOZ® was commercially launched in Germany in August 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Pediatric Non-24, Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was approved by the FDA in May 2009 and launched commercially in the U.S. by Novartis Pharma AG (Novartis) in January of 2010. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us on December 31, 2014. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014. Fanapt® has potential utility in a number of other disorders. An assessment of new Fanapt® clinical opportunities is ongoing.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis and gastroparesis.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor which is in development for the treatment of hematologic malignancies.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our ability to successfully commercialize HETLIOZ® and Fanapt® in the U.S. and Europe alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part I entitled Risk Factors and Item 7 of Part II entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K.

Our activities will necessitate significant uses of working capital in 2017 and beyond. We are currently concentrating our efforts on selling HETLIOZ® and Fanapt® in the U.S. and our continued commercialization of HETLIOZ® in Europe. Additionally, we continue to pursue market approval of HETLIOZ® in other regions and Fanapt® in Europe and other regions. We will continue to work with our distribution partners who launched Fanapt® in Mexico and Israel. We see opportunities to grow our commercial products through life cycle management strategies that include the addition of new indications and formulations. We have built a research and development organization that includes extensive expertise in the scientific disciplines of pharmacogenetics and pharmacogenomics. We operate cross-functionally and are led by an experienced research and development management team. Our pipeline includes novel programs that could address largely unmet medical needs.

Our founder and Chief Executive Officer, Mihael H. Polymeropoulos, M.D., started Vanda’s operations in early 2003 after establishing and leading the Pharmacogenetics Department at Novartis. In acquiring and developing our products, we have relied upon our deep expertise in the scientific disciplines of pharmacogenetics and pharmacogenomics. These scientific disciplines examine both genetic variations among people that influence response to a particular drug, and the multiple pathways through which drugs affect people.

Our Strategy

Our goal is to create a leading global biopharmaceutical company focused on developing and commercializing innovative therapies addressing high unmet medical needs through the application of our drug development expertise and our pharmacogenetics and pharmacogenomics expertise. The key elements of our strategy to accomplish this goal are to:

•	Maximize the commercial success of HETLIOZ® and Fanapt®;

•	Enter into strategic partnerships to supplement our capabilities and to extend our commercial reach;

•	Pursue the clinical development and regulatory approval of our products;

•	Apply our pharmacogenetics and pharmacogenomics expertise to differentiate our products; and

•	Expand our product portfolio through the identification and acquisition of additional products.

Products

We have the following products on the market or under regulatory review:

Product	Indication	Geography	Select Historical Milestones
HETLIOZ® (tasimelteon)	Non-24	United States	FDA approval in January 2014; Commercial launch in April 2014

		Europe	EC approval in July 2015; Commercial launch in Germany in August 2016

Fanapt® (Oral) (iloperidone)	Schizophrenia	United States

FDA approval in May 2009;

Commercial launch in January 2010;

U.S. and Canada rights sublicensed to Novartis in October 2009 and reacquired by Vanda in December 2014;

Long term maintenance sNDA approval in May 2016

Fanaptum® (Oral) (iloperidone)		Europe	EMA accepted for evaluation our MAA in December 2015

		Mexico	Market approval in October 2013; Commercial launch in the fourth quarter of 2014 by our local distribution partner, Probiomed S.A. de C.V.

		Israel	Market approval August 2012; Commercial launch in the fourth quarter of 2014 by our local distribution partner, Megapharm Ltd.

We have the following products in clinical development:

Product	Target Indication	Select Historical Milestones
HETLIOZ® (tasimelteon)	Pediatric Non-24	Initiated a liquid formulation pharmacokinetic study in the fourth quarter of 2016

	SMS	Initiated a placebo controlled study in the fourth quarter of 2016

	Jet Lag Disorder	Initiated a placebo controlled study in the fourth quarter of 2016

Fanapt® (Oral) (iloperidone)	Schizophrenia	Long-acting injectable under evaluation;
	Other Disorders	Potential indications are under evaluation including bipolar depression, major depressive disorder and post-traumatic stress disorder – nightmares

Tradipitant (VLY-686)	Pruritus in patients with Atopic Dermatitis	Initiated a placebo controlled pruritus clinical study in the second quarter of 2016

	Gastroparesis	Initiated a placebo controlled study in fourth quarter of 2016

Trichostatin A	Oncology	In development for hematologic malignancies

AQW051	CNS Disorders	Potential indications are under strategic evaluation including cognitive impairment

HETLIOZ®

Commercial opportunity: Non-24

In January 2014, HETLIOZ® was approved in the U.S. for the treatment of Non-24. Non-24 is a serious, rare and chronic circadian rhythm disorder characterized by the inability to entrain (synchronize) the master body clock with the 24-hour day-night cycle. HETLIOZ® is the first FDA approved treatment for Non-24. HETLIOZ® is a melatonin agonist of the human MT1 and MT2 receptors, with greater specificity for MT2. These receptors are thought to be involved in the control of circadian rhythms. HETLIOZ® is believed to reset the master body clock in the suprachiasmatic nucleus (SCN), located in the hypothalamus, resulting in the entrainment and alignment of the body’s melatonin and cortisol rhythms to the 24-hour day-night cycle. HETLIOZ® was launched commercially in the U.S. in April 2014. In addition, in July 2015, the EC granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults and included post-marketing commitments related to a pediatric investigation plan. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® was launched commercially in Germany in August 2016.

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

Non-24 is a serious, rare and chronic circadian rhythm disorder characterized by the inability to synchronize the master body clock with the 24-hour day-night cycle. Non-24 affects a majority of totally blind individuals, or approximately 80,000 people in the U.S. Non-24 occurs almost entirely in individuals who lack the light sensitivity necessary to synchronize the master body clock in the brain with the 24-hour day-night cycle. Most people have a master body clock that naturally runs longer than 24-hours and light is the primary environmental cue that resets it to 24 hours each day. Individuals with Non-24 have a master body clock that is not reset, and continually delays, resulting in prolonged periods of misalignment between their circadian rhythms and the 24-hour day-night cycle, including the timing of melatonin and cortisol secretion. As a result of this misalignment, Non-24 is associated with significant disruption of the sleep-wake cycle and impairments in social and occupational functioning, and marked subjective distress. Individuals with Non-24 cycle in-and out-of phase and suffer from disrupted nighttime sleep patterns and/or excessive daytime sleepiness.

While there are no FDA or EC approved treatments for Non-24 other than HETLIOZ®, there are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics. See Competition below for a discussion of commonly prescribed drugs for patients with sleep disorders.

Therapeutic opportunity: Circadian Rhythm Sleep Disorders

Sleep disorders are segmented into three major categories: primary insomnia, secondary insomnia and circadian rhythm sleep disorders (CRSDs). Insomnia is a symptom complex that comprises difficulty falling asleep or staying asleep, or non-refreshing sleep, in combination with daytime dysfunction or distress. The symptom complex can be an independent disorder (primary insomnia) or be a result of another condition such as depression or anxiety (secondary insomnia). CRSDs result from a misalignment of the sleep/wake cycle and an individual’s daily activities or lifestyle. The circadian rhythm is the rhythmic output of the human biological clock and is governed by the hormones melatonin and cortisol. Both the timing of behavioral events (activity, sleep, and social interactions) and the environmental light/dark cycle result in a sleep/wake cycle that follows the circadian rhythm. Examples of CRSDs include transient disorders such as jet lag and chronic disorders such as delayed sleep phase disorder, shift work sleep disorder and Non-24. We are planning to develop HETLIOZ® for the treatment of pediatric Non-24. We initiated a pediatric liquid formulation pharmacokinetic study in the fourth quarter of 2016.

We initiated an open label interventional study in patients with SMS in the fourth quarter of 2015 and a SMS placebo controlled study in the fourth quarter of 2016. Enrollment in these studies is ongoing. SMS is a rare genetic disorder caused by a deletion on chromosome 17. The U.S. National Institute of Health estimates that SMS affects approximately one in 20,000 births in the U.S.

We initiated an observational study in Jet Lag Disorder in the fourth quarter of 2015, which has been extended. We initiated a placebo controlled study in the fourth quarter of 2016.

Fanapt®

Commercial Opportunity: Schizophrenia

Fanapt® is a product for the treatment of schizophrenia. In May 2009, the FDA granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. In October 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis in June 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis had exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. In January 2010, Novartis launched Fanapt® in the U.S. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to Vanda as part of the Settlement Agreement. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information. In June 2015, we announced positive results from REPRIEVE, a Phase III long-term maintenance study that was conducted by Novartis. In May 2016, the FDA approved a supplemental New Drug Application (sNDA) for Fanapt® for the maintenance treatment of schizophrenia in adults.

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

Schizophrenia is a chronic, debilitating mental disorder characterized by hallucinations, delusions, racing thoughts and other psychotic symptoms (collectively referred to as “positive symptoms”), as well as moodiness, anhedonia (inability to feel pleasure), loss of interest, eating disturbances and withdrawal (collectively referred to as “negative symptoms”), and attention and memory deficits (collectively referred to as “cognitive symptoms”). Schizophrenia develops in late adolescence or early adulthood in approximately 1% of the world’s population. Most schizophrenia patients today are treated with drugs known as “atypical” antipsychotics, which were first approved in the U.S. in the late 1980s. These antipsychotics have been named “atypical” for their ability to treat a broader range of negative symptoms than the first-generation “typical” antipsychotics, which were introduced in the 1950s and are now generic. Atypical antipsychotics are generally regarded as having improved side effect profiles and efficacy relative to typical antipsychotics. See Competition below for a discussion of commonly prescribed atypical antipsychotics in addition to Fanapt®.

Pursuant to the Settlement Agreement with Novartis, we reacquired the U.S. and Canadian rights to the long-acting injectable (depot) formulation of Fanapt®. We are evaluating the commercial opportunity around the depot formulation.

Therapeutic opportunity: Other

We are currently in the process of evaluating potential indications, including bipolar depression, major depressive disorder and post-traumatic stress disorder – nightmares.

Tradipitant (VLY-686)

Tradipitant is a small molecule NK-1R antagonist that we licensed from Eli Lilly and Company (Lilly) in April 2012. NK-1R antagonists have been evaluated in a number of indications including chemotherapy-induced nausea and vomiting (CINV), post-operative nausea and vomiting (PONV), gastroparesis, alcohol dependence, anxiety, depression and chronic pruritus associated with atopic dermatitis.

We commenced a Phase II clinical study of tradipitant in the treatment of chronic pruritus in patients with atopic dermatitis in 2014. Results from this study, which were announced in March 2015, showed no significant difference from placebo on the pre-specified primary endpoint. Vanda believes this proof of concept study was informative, in that through subsequent analyses, it revealed statistically significant and clinically meaningful responses across multiple outcomes evaluated in individuals with higher blood plasma levels of tradipitant at the time of their pruritus assessments. We initiated a placebo controlled pruritus proof of concept study in the second quarter of 2016.

We initiated a placebo controlled Phase II clinical study of tradipitant in the treatment of gastroparesis in the fourth quarter of 2016.

Trichostatin A

Trichostatin A is a small molecule HDAC inhibitor with potential use as a treatment for several oncology indications. We plan to file an IND application in 2017.

AQW051

AQW051 is a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist that we licensed from Novartis on December 31, 2014 pursuant to the Settlement Agreement. We are evaluating potential indications, including cognitive impairment.

License Agreements

Our rights to develop and commercialize our products are subject to the terms and conditions of licenses granted to us by other pharmaceutical companies.

HETLIOZ®

In February 2004, we entered into a license agreement with Bristol-Myers Squibb Company (BMS) under which we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. In partial consideration for the license, we paid BMS an initial license fee of $0.5 million. We made developmental milestone payments to BMS totaling $12.0 million under the license agreement, including an $8.0 million milestone payment in the first quarter of 2014 as a result of the FDA’s approval of our HETLIOZ® NDA. The $8.0 million milestone payment was capitalized as an intangible asset and is being amortized over the expected HETLIOZ® patent life in the U.S. We are obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million, which we expect to reach by the end of 2018. Additionally, we are obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where we commercialize HETLIOZ® for a period equal to the greater of 10 years post the first commercial sale in the territory or the expiry of the new chemical entity patent in that territory. During the period prior to the expiry of the new chemical entity patent in a territory, we are obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no new chemical entity patent existed or for the remainder of the 10 years after the expiry of the new chemical entity patent. We are also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that we receive from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. We have agreed with BMS in our license agreement for HETLIOZ® to use our commercially reasonable efforts to develop and commercialize HETLIOZ®.

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

Pursuant to the terms of the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us on December 31, 2014. We are obligated to make royalty payments to Sanofi, S.A. (Sanofi) and Titan, at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200.0 million, and at a percentage rate in the mid-twenties on sales over $200.0 million through November 2016. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information. In February 2016, we amended the agreement with Sanofi and Titan to remove Titan as the entity through which royalty payments from us are directed to Sanofi following the expiration of the new chemical entity (NCE) patent for Fanapt® in the U.S. on November 15, 2016. Under the amended agreement, we will pay directly to Sanofi a fixed royalty of 3% of net sales from November 16, 2016 through December 31, 2019 related to manufacturing know-how. We made a $2.0 million payment during the year ended December 31, 2016 that applied to this 3% manufacturing know-how royalty and will make additional royalty payments only to the extent that our cumulative royalty obligations during this period exceed the amount of the pre-payment. No further royalties on manufacturing know-how are payable by us after December 31, 2019. This amended agreement does not alter Titan’s obligation under the License Agreement to make royalty payments to Sanofi prior to November 16, 2016 or our obligations under the Sublicense Agreement to pay Sanofi a fixed royalty on Fanapt net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the NCE patent has expired or was not issued.

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

The table below is a summary of FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) listed patents for our commercial products. Members of these patent families are also issued or pending in a number of major market territories, such as Europe and Japan.

	Number	Type

HETLIOZ®	US 5,856,529	NCE
	US 8,785,492	Method of treatment
	US 9,060,995	Method of treatment
	US 9,539,234	Method of treatment
	US 9,549,913	Method of treatment

Fanapt®	US 8,586,610	Method of treatment
	US 8,652,776	Method of treatment
	US 8,999,638	Method of treatment
	US 9,072,742	Method of treatment
	US 9,074,254	Method of treatment
	US 9,074,255	Method of treatment
	US 9,074,256	Method of treatment
	US 9,138,432	Method of treatment
	US 9,157,121	Method of treatment

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

In Europe, the law provides for ten years of data exclusivity (with the potential for an additional year if the drug is developed for a significant new indication). As such, in Europe, data exclusivity will protect HETLIOZ® for at least ten years from approval. A completed Pediatric Investigation Plan could further extend this exclusivity for two years in an orphan indication, for a total of 12 years of exclusivity. It is also possible that the term of the new chemical entity patent in Europe could be extended by issuance of a supplementary protection certificate (SPC). The European Patent Office has granted our patent application directed to the 20 mg/day dose. This patent will expire normally in 2027. Patent applications directed to the treatment of Non-24, if granted, would provide exclusivity in Europe for this indication until at least 2033.

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

Fanapt®

The new chemical entity patent for Fanapt®, which expired in 2016, is owned by Sanofi, and other patents and patent applications relating to Fanapt® previously owned by Novartis are now owned by Vanda. We originally obtained exclusive worldwide rights to develop and commercialize the products covered by these patents through license and sublicense arrangements. Then, pursuant to an amended sublicense agreement with Novartis, Novartis retained exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. However, as of December 2014, pursuant to an asset transfer agreement, we acquired all rights in Fanapt®, including in the U.S. and Canada.

Fanapt® and its metabolites, formulations, genetic markers and uses are covered by a total of 17 patent and patent application families in the U.S., Europe, and other markets. The primary new chemical entity patent covering Fanapt® expired in November 2016 in the U.S. and expired in 2010 in major markets outside the U.S. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the FDA’s Orange Book in January 2015, is set to expire in 2027, potentially further extending the exclusivity protection of Fanapt®. Additional method of treatment patents were issued and listed in the Orange Book with the latest expected expiry in December 2031. See Note 18, Legal Matters, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information.

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

Tradipitant

Lilly owns a new chemical entity patent as well as patent applications directed to polymorphic forms of, and methods of making tradipitant. Thus, tradipitant is covered by a total of three patent and patent application families worldwide, which have been licensed to us. The new chemical entity patent covering tradipitant expires in 2023, except in the U.S., where it expires normally in 2024 subject to any extension that may be received under Hatch-Waxman. We have filed additional patent applications based on discoveries made during recent studies with tradipitant.

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

Third-Party Reimbursement and Pricing Controls

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (together, PPACA), has changed and is expected to further significantly change the way healthcare is financed by both governmental and private insurers. The provisions of PPACA became effective over various periods from 2010 through 2014. We cannot predict the complete impact of PPACA on pharmaceutical companies because many of PPACA’s reforms require the promulgation of detailed regulations to implement the statutory provisions, which has not yet occurred. While we cannot predict the complete impact on federal reimbursement policies this law will have in general or specifically on any product we commercialize, PPACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. The rebates, discounts, taxes and other costs resulting from PPACA may have a significant effect on our profitability in the future. In addition, potential reductions of the per capita rate of growth in Medicare spending under PPACA, could potentially limit access to certain treatments or mandate price controls for our products. Moreover, although the United States Supreme Court has upheld the constitutionality of most of PPACA, some states have indicated that they intend not to implement certain sections of PPACA, and some members of the U.S. Congress are still working to repeal PPACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us or our partners.

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

Marketing and Sales

HETLIOZ® was approved in the U.S. for the treatment of Non-24 in January 2014 and commercially launched in the U.S. in April 2014. Additionally, HETLIOZ® was approved in the Europe Union for the treatment of Non-24 in July 2015. We commercially launched HETLIOZ® in Germany in the third quarter of 2016.

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

Fanapt® was launched in Israel and Mexico by our distribution partners in 2014. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation in other regions.

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

As part of the Settlement Agreement, we assumed Novartis’ manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® In May 2016, we entered into a new manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® 1, 2, 4, 6, 8, 10 and 12 mg tablets at Patheon’s Mississauga, Ontario, Canada manufacturing site. Under the Fanapt® manufacturing agreement, we are responsible for sourcing the supply of the active pharmaceutical ingredient (iloperidone), and have agreed to order from Patheon at least 70% of the total yearly requirement of new units of Fanapt® tables for the U.S. and other specified countries each year for the term of the agreement. The Fanapt® manufacturing agreement has an initial term of five years and will automatically renew after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least twelve months prior to the end of the then current term. Either party may terminate the Fanapt® manufacturing agreement under certain circumstances upon specified written notice to the other party.

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

Research and development expenses amounted to $29.2 million, $29.1 million and $19.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Major Customers

Our revenues are generated from product sales and are concentrated with specialty pharmacies and wholesalers. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 86% of total revenues for the year ended December 31, 2016.

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

We believe the primary competitors for HETLIOZ® and Fanapt® are as follows:

•	For HETLIOZ® in the treatment of Non-24, there are no FDA approved direct competitors. Sedative-Hypnotic treatments for certain sleep related disorders include, Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc., Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Silenor® (doxepin) by Pernix Therapeutics, Belsomra® (suvorexant) by Merck & Co., Inc., generic products such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Teva Pharmaceutical Industries Ltd.

•	For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the depot formulation Risperdal® Consta® and Invega® (paliperidone), including the depot formulation Invega® Sustenna®, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, each by Eli Lilly and Company, Seroquel® and Seroquel XR (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka America Pharmaceutical Inc., Abilify® Maintena® (the depot formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Actavis plc, Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Rexulti® (brexpiprazole) by Lundbeck/Otsuka America Pharmaceutical, Inc., Aristada™ (aripiprazole lauroxil) extended-release injectible suspension by Alkermes, Inc., Vraylar™ (cariprazine) by Teva Pharmaceutical Industries Ltd., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

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

Employees

We had 142 full-time employees as of December 31, 2016, compared with 118 employees as of December 31, 2015. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Risks related to our business and industry

We are dependent on the commercial success of HETLIOZ® and Fanapt®.

Our future success is currently substantially dependent upon the commercial success of HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and Fanapt® for the treatment of schizophrenia.

In January 2014, the FDA approved our New Drug Application (NDA) for HETLIOZ® for the treatment of Non-24 and in April 2014, we commenced the U.S. commercial launch of HETLIOZ®. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in blind adults, and in August 2016 we commenced the commercial launch of HETLIOZ® in Germany. This authorization is valid in the 28 countries that are members of the European Union, as well as European Economic Area members Iceland, Liechtenstein and Norway.

In the first quarter of 2015, we acquired the U.S. commercial rights to Fanapt®, and began selling, marketing and distributing Fanapt® in the U.S.

Our ability to generate significant product revenue from sales of HETLIOZ® and Fanapt®, both in the U.S. and abroad, in the near term will depend on, among other things, our ability to:

•	defend our patents and intellectual property from generic competition;

•	maintain commercial manufacturing arrangements with third-party manufacturers;

•	produce, through a validated process, sufficiently large quantities of inventory of our products to meet demand;

•	continue to maintain and grow a wide variety of internal sales, distribution and marketing capabilities sufficient to sustain growth in sales of our products;

•	gain broad acceptance of our products from physicians, health care payors, patients, pharmacists and the medical community;

•	properly price and obtain adequate coverage and reimbursement of these products by governmental authorities, private health insurers, managed care organizations and other third-party payors;

•	maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements;

•	obtain approval from the FDA to expand the labeling of our approved products for additional indications;

•	obtain regulatory approval for HETLIOZ® or Fanapt® in additional countries;

•	adequately protect against and effectively respond to any claims by holders of patents and other intellectual property rights that our products infringe their rights; and

•	adequately protect against and effectively respond to any unanticipated adverse effects or unfavorable publicity that develops in respect to our products, as well as the emergence of new or existing competitive products, which may be proven to be more clinically effective and cost-effective.

We expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources as we continue the commercialization of HETLIOZ® and Fanapt®, evaluate foreign market opportunities for HETLIOZ® and Fanapt® and continue to grow our operational capabilities, both domestically and abroad. This activity represents a significant investment in the commercial success of HETLIOZ® and Fanapt®, which is uncertain.

If our continued commercial efforts are not successful with respect to HETLIOZ® and Fanapt® in the U.S., Europe or other jurisdictions in which these products may be approved for sale, our ability to generate increased product sales revenue may be jeopardized and, consequently, our business may be seriously harmed.

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

Continued growth of HETLIOZ® and Fanapt® may be slow or limited for a variety of reasons including competing products or unanticipated safety issues. If either HETLIOZ® or Fanapt® is not successful in gaining broad commercial acceptance, our business would be harmed.

Any increase in sales of HETLIOZ® and Fanapt® will be dependent on several factors, including our ability to educate physicians and to increase physician awareness of the benefits and cost-effectiveness of our products relative to competing products. The degree of further market acceptance of any of our products or market acceptance of approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including:

•	acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative treatments; and

•	pricing and cost effectiveness.

In addition, HETLIOZ® and Fanapt® are subject to continual review by the FDA, and we cannot assure that newly discovered or reported safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities and adversely affect our revenues and financial condition. In the event of a withdrawal of either HETLIOZ® or Fanapt® from the market, our revenues would decline significantly and our business would be seriously harmed.

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

As of December 31, 2016, we had 142 full-time employees. We rely on outsourcing arrangements for a significant portion of our activities, including distribution, clinical research and development, data collection and analysis and manufacturing, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

Our business is subject to extensive government regulation and oversight. As a result, we may become subject to governmental actions which could materially and adversely affect our business, results of operations and financial condition, certain of which are described below.

Pharmaceutical Pricing and Reimbursement

In U.S. markets, our ability and that of our partners to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the U.S., governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers.

We participate in the Medicaid Drug Rebate Program for both HETLIOZ® and Fanapt®. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that are reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services (CMS). Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing discount program (the 340B program), in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The ceiling price can represent a significant discount and is based on the pricing data reporting to the Medicaid Drug Rebate Program.

PPACA expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by PPACA. PPACA exempts drugs designated under section 526 of the FDC Act as “orphan drugs” from the ceiling price requirements for these newly-eligible entities.

PPACA also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program. HRSA issued a final regulation in January of 2017 regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The final regulation regarding the 340B program include the requirement that a manufacturer calculate the 340B ceiling price on a quarterly basis, the requirement that a manufacturer charge $0.01 per unit of measure if the 340B ceiling price calculation results in a ceiling price that equals zero (penny pricing), the methodology manufacturers must use when estimating the ceiling price for a new covered outpatient drug, an explanation of how a civil monetary penalty (CMP) would be imposed on a manufacturer that knowingly and intentionally overcharges a covered entity; and an explanation of what would constitute an instance of overcharging to trigger a CMP. This final regulation becomes effective March 6, 2017, but recognizing such date is in the middle of a quarter, HRSA plans to begin enforcing the requirements of this final rule at the start of the next quarter, which begins April 1, 2017. HRSA recently issued a proposed regulation regarding an administrative dispute resolution process for the 340B program. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or otherwise expand the 340B program.

Federal law also requires that for a drug manufacturer’s products to be eligible for payment with federal funds under the Medicaid and Medicare Part B programs and to be purchased by certain federal agencies and grantees, the manufacturer must participate in the Department of Veterans Affairs Federal Supply Schedule (FSS), pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Manufacturers that participate in the FSS pricing program must list their covered (innovator) drugs on an FSS contract and charge no more than Federal Ceiling Price (FCP), to the Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard when those agencies purchase from the FSS contract or a depot contract. FCP is calculated based on non-federal average manufacturer price data, which manufacturers must submit quarterly and annually. In addition, because our products are available in the retail and specialty pharmacy setting, we are required to provide rebates to the Department of Defense for prescriptions dispensed to Tricare beneficiaries from Tricare retail network pharmacies under the Tricare Retail Refund Program. These programs obligate the manufacturer to pay rebates and offer its drugs at certain prices to certain federal purchasers. To the extent we choose to participate in these government healthcare programs for our current and future products, these and other requirements may affect our ability to profitably sell any product for which we obtain marketing approval.

Pricing and rebate calculations vary among products and programs. The calculations are complex and will often be subject to interpretation by us, governmental or regulatory agencies and the courts. If we become aware that our reporting of pricing data for a prior quarter was incorrect, we will be obligated to resubmit the corrected data. For the Medicaid Drug Rebate Program, corrected data must be submitted for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and other governmental pricing programs.

We may be liable for errors associated with our submission of pricing data. If we are found to have knowingly submitted false pricing data to the Medicaid program or the FSS pricing program, we may be liable for civil monetary penalties in the amount of up to $100,000 per item of false information. Our failure to submit pricing data to the Medicaid program or the FSS pricing program on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, which is the agreement under which we would participate in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found to be incomplete or incorrect.

Third-party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Even with such studies, any of our products that are commercialized may be considered less safe, less effective or less cost-effective than other products, and third-party payors may not provide coverage and reimbursement, in whole or in part, for our products.

Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system and reimbursement systems in ways that could impact our ability and that of our partners to profitably sell commercialized products.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover any of our products that are commercialized.

In addition, we anticipate that a significant portion of our or our partners’ revenue from sales of commercialized products will be obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for products we are able to commercialize under those programs would have a material adverse effect on revenues and royalties from sales of such products.

Interactions with Healthcare Providers

Healthcare providers, physicians and others often play a primary role in the recommendation and prescription of pharmaceutical products. Manufacturers of branded prescription drugs are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval. Some of the laws and regulations that may affect our ability to operate are described below.

Anti-Kickback Laws

The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any health care item or service reimbursable under federal healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. A number of states also have anti-kickback laws that establish similar prohibitions that may apply to items or services reimbursed by government programs, as well as any third-party payors, including commercial payors.

False Claims Act

The federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds and knowingly making, or causing to be made or used, a false record or statement to get a false claim paid. Certain marketing practices may implicate the federal civil False Claims Act, including promotion of pharmaceutical products for unapproved uses, providing free product to customers with the expectation that the customer would bill federal programs for the product, or inflating prices report to private price publication services used to set drug reimbursement rates under federal healthcare programs. In addition, PPACA amended the Social Security Act to provide that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement, which will increase to a range of $10,781 to $21,563 for violations after November 2, 2015, and assessed after August 1, 2016. Because of the potential for large monetary exposure, healthcare companies often resolve allegations without admissions of liability for significant and sometimes material amounts to avoid the uncertainty of treble damages and per claim penalties that may awarded in litigation proceedings. They may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Pharmaceutical companies also are subject to other federal false claim laws, including laws that impose criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim to the federal government.

Health Insurance Portability and Accountability Act

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Physician Payment Sunshine Act

The federal Physician Payment Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually (with certain exceptions) to CMS, information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other ‘‘transfers of value’’ to such physician owners.

Analogous State and Foreign Laws

The majority of states also have statutes or regulations similar to the federal laws described above, including state anti-kickback and false claims laws. These state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, a number of states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities, or require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

Outside the U.S., we are subject to similar regulations in those countries where we market and sell products. In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. Our business could be materially harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

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

Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (FCPA), prohibits U.S. corporations and their representatives and intermediaries from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations.

Efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products. If a manufacturer’s operations, including activities conducted by its sales team, are found to be in violation of any of these laws or any other governmental regulations that apply to the company, the company may be subject to significant civil, criminal and administrative sanctions, including imprisonment, monetary penalties, damages, fines, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of operations.

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

Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others or with products which may cost less than our products. Physicians, patients, third party payors and the medical community may not accept or utilize any of our products that may be approved. If HETLIOZ®, Fanapt® and our other products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. We believe the primary competitors for HETLIOZ® and Fanapt® are as follows:

•	For HETLIOZ® in the treatment of Non-24, there are no FDA approved direct competitors. Sedative-Hypnotic treatments for certain sleep related disorders include, Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc., Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Silenor® (doxepin) by Pernix Therapeutics, Belsomra® (suvorexant) by Merck & Co., Inc., generic products such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agemelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Teva Pharmaceutical Industries Ltd.

•	For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the depot formulation Risperdal® Consta® and Invega® (paliperidone), including the depot formulation Invega® Sustenna®, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, each by Eli Lilly and Company, Seroquel® and Seroquel XR (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by BMS/Otsuka America Pharmaceutical Inc., Abilify® Maintena® (the depot formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Actavis plc, Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Rexulti® (brexpiprazole) by Lundbeck/Otsuka America Pharmaceutical, Inc., Aristada™ (aripiprazole lauroxil) extended-release injectible suspension by Alkermes, Inc., Vraylar™ (cariprazine) by Teva Pharmaceutical Industries Ltd., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

Additionally, we may face competition from newly developed generic products. Under the Hatch-Waxman Act newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful at challenging an Abbreviated New Drug Application (ANDA), filed pursuant to the Hatch-Waxman Act, cheaper generic versions of our products, which may be favored by insurers and third-party payors, may be launched commercially, which would significantly harm our business.

In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (the Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of our U.S. Patent No. 8,586,610 (the ‘610 Patent) by submitting to the U.S. Food and Drug Administration (the FDA) an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to the Settlement Agreement with Novartis, we assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S Patent RE39198 (the ‘198 Patent), which is licensed exclusively to us, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in our favor, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that we are entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If we obtain pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals. Roxane filed its opening appellate brief on February 7, 2017.

In 2015, we filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp., (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or our U.S. Patent No. 9,138,432 (the ‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants have denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. A trial on these matters was scheduled to begin on May 15, 2017. On December 15, 2016, following a submission by the parties that it may be appropriate to remove the May 15, 2017 trial from the Delaware District Court’s calendar pending the Federal Circuit’s decision in Roxane’s appeal of the Delaware District Court’s August 25, 2016 ruling finding that Roxane’s proposed products infringed the asserted claims of the ‘610 Patent, the Delaware District Court removed the May 15, 2017 trial from the calendar and adopted a new schedule for discovery. The parties agreed that within 14 days after any decision on the merits in the Roxane appeal, the parties will submit to the Delaware District Court a status report and request a schedule for trial. We entered into a confidential stipulation with Inventia regarding any potential launch of Inventia’s generic ANDA product. We also entered into a confidential stipulation with Lupin regarding any potential launch of Lupin’s generic ANDA product.

Lupin filed counter claims for declaratory judgment of invalidity and noninfringement of seven of our method of treatment patents that are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book) related to Fanapt® (such seven patents, the Method of Treatment Patents). We have not sued Lupin for infringing the Method of Treatment Patents. On October 13, 2016, we, along with Lupin, filed a Stipulation of Dismissal in the Delaware District Court pursuant to which Lupin’s counterclaims relating to the Method of Treatment Patents were dismissed without prejudice in recognition of an agreement reached between Lupin and us by which we would not assert those patents against Lupin absent certain changes in Lupin’s proposed prescribing information for its iloperidone tablets.

On October 24, 2016, we entered into a License Agreement with Taro to resolve our patent litigation against Taro regarding Taro’s ANDA seeking approval of its generic version of Fanapt® (the Taro License Agreement). Under the Taro License Agreement, we granted Taro a non-exclusive license to manufacture and commercialize Taro’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date we obtain pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Taro may enter the market earlier under certain limited circumstances. The Taro License Agreement, which is subject to review by the U.S. Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ), provides for a full settlement and release by us and Taro of all claims that are the subject of the litigation.

On December 7, 2016, we entered into a License Agreement with Apotex to resolve our patent litigation against Apotex regarding Apotex’s ANDA seeking approval of its generic version of Fanapt® (the Apotex License Agreement). Under the Apotex License Agreement, we granted Apotex a non-exclusive license to manufacture and commercialize Apotex’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date we obtain pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Apotex may enter the market earlier under certain limited circumstances. The Apotex License Agreement, which is subject to review by the FTC and the DOJ, provides for a full settlement and release by us and Apotex of all claims that are the subject of the litigation.

On February 26, 2016, Roxane filed suit against us in the U.S. District Court for the Southern District of Ohio (Ohio District Court). The suit seeks a declaratory judgment of invalidity and noninfringement of the Method of Treatment Patents. We have not sued Roxane for infringing the Method of Treatment Patents. We filed a motion to dismiss this lawsuit for lack of personal jurisdiction or to transfer the lawsuit to the Delaware District Court. On December 20, 2016, the Ohio District Court ruled in our favor, dismissing Roxane’s suit without prejudice for lack of personal jurisdiction.

On February 26, 2016, Roxane filed a Petition for Inter Partes Review (IPR) of the ‘432 Patent with the Patent Trials and Appeals Board (PTAB) of the U.S. Patent and Trademark Office. We filed a Preliminary Response on June 7, 2016, and on August 30, 2016, the PTAB denied the request by Roxane to institute an IPR of the ‘432 Patent. On September 29, 2016, Roxane filed a Petition for Rehearing with the PTAB, and on October 13, 2016, we filed a Response to Roxane’s Petition. On November 4, 2016, the PTAB denied Roxane’s Petition for Rehearing.

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

Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than HETLIOZ® in the U.S. and the 31 countries in Europe covered by the centralized marketing authorization by the EC, and Fanapt® in the U.S., Mexico and Israel, we have not received regulatory approval to market any of our products in any jurisdiction.

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

Despite the FDA’s approval of the NDA for HETLIOZ® in January 2014 and the NDA for Fanapt® in May 2009, the EC’s grant of the centralized marketing authorization for HETLIOZ® in July 2015, and the positive results of our completed trials for HETLIOZ® and Fanapt®, we are uncertain whether either of these products will ultimately prove to be effective and safe in humans long term and in all uses. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even after they are approved for commercial sale. Future uses of our products, whether in clinical trials or commercially, may reveal that the product is ineffective, unacceptably toxic, has other undesirable side effects, is difficult to manufacture on a large scale, is uneconomical, infringes on proprietary rights of another party or is otherwise not fit for further use. If our products are determined to be unsafe or ineffective in humans, our business will be materially harmed.

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

As of December 31, 2016, we had an accumulated deficit of $345.9 million and we cannot estimate with precision the extent of our future losses. In April 2014, we commercially launched HETLIOZ® in the U.S. for the treatment of Non-24 and in August 2016 we commercially launched HETLIOZ® in Germany for the treatment of Non-24. We are currently evaluating the commercial opportunity for HETLIOZ® in the rest of Europe. In the fourth quarter of 2014, we acquired all further rights to Fanapt® from Novartis. The continued commercialization of HETLIOZ® and Fanapt® will require substantial additional expenditures. In addition, we may not succeed in commercializing HETLIOZ®, Fanapt® or any other products. Novartis launched Fanapt® in the U.S. in the first quarter of 2010 and we began selling Fanapt® on our own in the first quarter of 2015. We may not succeed in gaining additional market acceptance of Fanapt® in the U.S. and we may not succeed in commercializing HETLIOZ® or Fanapt® outside of the U.S. We may not be profitable even if our products are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Ownership changes did occur as of December 31, 2008 and December 31, 2014. Our management determined that there was sufficient Built-In-Gain as of December 31, 2008 to offset the IRC Section 382 limitation generated by the ownership change. Our management believes that there was sufficient Built-In-Gain as of December 31, 2014 to offset the IRC Section 382 limitation generated by the ownership change. Any future ownership changes may cause our existing tax attributes to have additional limitations.

If we fail to obtain the capital necessary to fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products with third parties on terms that may not be attractive to us.

Our activities will necessitate significant uses of working capital throughout 2017 and beyond. It is uncertain whether our existing funds will be sufficient to meet our operating needs. As of December 31, 2016, our total cash and cash equivalents and marketable securities were $141.3 million. Our long term capital requirements are expected to depend on many factors, including, among others:

•	our ability to successfully commercialize HETLIOZ® and Fanapt® globally;

•	outcomes of ongoing and potential patent litigation;

•	costs of developing and maintaining sales, marketing and distribution channels and our ability to sell our products;

•	market acceptance of our products;

•	costs involved in establishing manufacturing capabilities for commercial quantities of our products;

•	the number of potential formulations and products in development;

•	progress with pre-clinical studies and clinical trials;

•	time and costs involved in obtaining regulatory (including FDA) approval;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims;

•	competing technological and market developments;

•	costs for recruiting and retaining employees and consultants;

•	costs for training physicians; and

•	legal, accounting, insurance and other professional and business related costs.

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

In January 2014, we entered into a manufacturing agreement with Patheon Pharmaceuticals Inc. (Patheon) for the manufacture of commercial supplies of HETLIOZ® 20 mg capsules. In May 2016, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® capsules. We do not have exclusive long-term agreements with any other third party manufacturers of our products. If Patheon, or any other third party manufacturer, is unable or unwilling to perform its obligations under our manufacturing agreements for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could adversely affect sales of our products, delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our products are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

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

European Union Member States tend to impose strict price controls, which may delay or prevent the further commercial launch or impede the commercial success of HETLIOZ® in Europe and adversely affect our future results of operations.

In the European Union, prescription drug pricing and reimbursement are subject to governmental control and reimbursement mechanisms used by private and public health insurers in the European Union vary by Member State. For the public systems, reimbursement is determined by guidelines established by the legislature or responsible national authority. As elsewhere, inclusion in reimbursement catalogues focuses on the medical usefulness, need, quality and economic benefits to patients and the health care system. Acceptance for reimbursement comes with cost, use and often volume restrictions, which can vary by Member State. Although we have received marketing authorization for HETLIOZ® from the EC, pricing negotiations with governmental authorities may take a considerable amount of time in those Member States that impose price controls. For example, we launched HETLIOZ® commercially in Germany in August 2016, but we have not yet concluded our pricing negotiations with German authorities. In addition, to obtain reimbursement or pricing approval for HETLIOZ® in some Member States, we may be required to conduct a clinical trial that compares the cost-effectiveness of HETLIOZ®, to other available therapies.

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

We may not be able to effectively market and sell our future products, if approved, in the U.S.

We plan on building our sales and marketing capabilities in the U.S. to commercialize future products, if approved. We expect to build such capabilities by investing significant amounts of financial and management resources. Furthermore, the cost of establishing and maintaining marketing and sales capabilities may not be justifiable in light of the revenues generated by any future products.

If we are unable to establish and maintain adequate sales and marketing capabilities for future products or are unable to do so in a timely manner, we may not be able to generate product revenues from these products which may prevent us from reaching or maintaining profitability.

Legislative or regulatory reform of the healthcare system in the U.S. may affect our ability to sell our products profitably.

PPACA substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business if we or our partners commercialize our products in the future include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, and fraud and abuse and enforcement. In addition, continued implementation of PPACA may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program.

Additional provisions of PPACA may negatively affect our revenues from products that we or our partners commercialize in the future. For example, as part of PPACA’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program, manufacturers of branded prescription drugs are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this coverage gap. Medicare Part D is a prescription drug benefit available to all Medicare beneficiaries. It is a voluntary benefit that is implemented through private plans under contractual arrangements with the federal government. Similar to pharmaceutical coverage through private health insurance, Part D plans negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries. PPACA also makes changes to the Medicaid Drug Rebate Program, discussed in more detail below, including increasing the minimum rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products. On February 1, 2016, CMS, the federal agency that administers the Medicare and Medicaid programs, issued final regulations to implement the changes to the Medicaid Drug Rebate Program under PPACA. These regulations became effective on April 1, 2016.

Many of PPACA’s most significant reforms did not take effect until 2014 or thereafter, and the resulting new programs and requirements will continue to evolve in the next few years. Some states have chosen not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. In part because not all states have expanded their Medicaid programs, it is unclear whether there will be more uninsured patients than anticipated when Congress passed PPACA. For each state that has opted not to expand its Medicaid program, there will be fewer insured patients overall. An increase in the proportion of uninsured patients who are prescribed products resulting from our proprietary or partnered programs could impact the future sales of any products that are commercialized in the future and our business and results of operations.

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

In addition, other legislative changes have been proposed and adopted in the U.S. since PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2024 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

More recently, the new presidential administration and the U.S. Congress have indicated that they may seek to replace PPACA and related legislation with new healthcare legislation. There is uncertainty with respect to the impact these potential changes may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by PPACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures, and may adversely affect our operating results.

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

The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term extension for HETLIOZ®, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to the HETLIOZ® U.S. new chemical entity patent (the primary patent covering the product as a new composition of matter) until 2022. We also own HETLIOZ® U.S. method of treatment patents (directed to the approved method of treatment as described in the HETLIOZ® label approved by the FDA). These patents expire normally in 2033. The Fanapt® U.S. new chemical entity patent received the full five-year patent term extension under the Hatch-Waxman Act and so this patent in the U.S. expired in November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the FDA’s Orange Book in January 2015, is set to expire in 2027. Please see the risk factor entitled “We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do,” and Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K for additional information. See also Note 18, Legal Matters, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information. Eight additional U.S. patents directed to methods of treating patients with Fanapt®, which are set to expire between 2025 and 2031, were issued to us in 2014 and 2015.

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

As described elsewhere in these risk factors and in Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K, we have initiated lawsuits to enforce our patent rights against certain generic pharmaceutical companies.

Risks related to our common stock

Our stock price has been highly volatile and may be volatile in the future, and purchasers of our common stock could incur substantial losses.

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2016 and December 31, 2016, the high and low sale prices of our common stock as reported on The NASDAQ Global Market varied between $6.91 and $18.00. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	our or our partners’ ability to successfully commercialize our products;

•	our ability to successfully execute our commercialization strategies;

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors;

•	the outcome of regulatory review relating to products under development by us or our competitors;

•	regulatory developments in the U.S. and foreign countries;

•	developments concerning any collaboration or other strategic transaction we may undertake;

•	publicity regarding actual or potential litigation involving us;

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•	termination or delay of development or commercialization program(s) by our partners;

•	safety issues with our products or those of our competitors;

•	announcements of technological innovations or new therapeutic products or methods by us or others;

•	actual or anticipated variations in our quarterly operating results;

•	changes in estimates of our financial results or recommendations by securities analysts or failure to meet such financial expectations;

•	changes in government regulations or policies;

•	changes in patent legislation or patent decisions or adverse changes to patent law;

•	additions or departures of key personnel or members of our board of directors;

•	the publication of negative research or articles about our company, our business or our products by industry analysts or others;

•	market rumors or press reports;

•	publicity regarding actual or potential transactions involving us; and

•	economic, political and other external factors beyond our control.

We have been and may in the future be subject to litigation, which could harm our stock price, business, results of operations and financial condition.

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

In addition to our outstanding common stock, as of December 31, 2016 there were a total of 6,686,764 shares of our common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our 2006 and 2016 Equity Incentive Plans. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

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

Our headquarters office consists of a total of 40,188 square feet of office space located at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. under operating leases and subleases that expire in 2026 and are subject to renewal options. In addition, we have 2,880 square feet of office space for our European headquarters in London under an operating lease that has a lease term ending in 2021 and is subject to a renewal option, and 1,249 square feet of office space in Berlin under a short-term operating lease. We believe that these facilities are suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (the Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of our U.S. Patent

No. 8,586,610 (the ‘610 Patent) by submitting to the U.S. Food and Drug Administration (the FDA) an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to the settlement agreement with Novartis Pharma AG (Novartis), we assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S. Patent RE39198 (the ‘198 Patent), which is licensed exclusively to us, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in our favor, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that we are entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If we obtain pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals. Roxane filed its opening appellate brief on February 7, 2017.

In 2015, we filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp., (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or our U.S. Patent No. 9,138,432 (the ‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants have denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. A trial on these matters was scheduled to begin on May 15, 2017. On December 15, 2016, following a submission by the parties that it may be appropriate to remove the May 15, 2017 trial from the Delaware District Court’s calendar pending the Federal Circuit’s decision in Roxane’s appeal of the Delaware District Court’s August 25, 2016 ruling finding that Roxane’s proposed products infringed the asserted claims of the ‘610 Patent, the Delaware District Court removed the May 15, 2017 trial from the calendar and adopted a new schedule for discovery. The parties agreed that within 14 days after any decision on the merits in the Roxane appeal, the parties will submit to the Delaware District Court a status report and request a schedule for trial. We entered into a confidential stipulation with Inventia regarding any potential launch of Inventia’s generic ANDA product. We also entered into a confidential stipulation with Lupin regarding any potential launch of Lupin’s generic ANDA product.

Lupin filed counter claims for declaratory judgment of invalidity and noninfringement of seven of our method of treatment patents that are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book) related to Fanapt® (such seven patents, the Method of Treatment Patents). We have not sued Lupin for infringing the Method of Treatment Patents. On October 13, 2016, we, along with Lupin, filed a Stipulation of Dismissal in the Delaware District Court pursuant to which Lupin’s counterclaims relating to the Method of Treatment Patents were dismissed without prejudice in recognition of an agreement reached between Lupin and us by which we would not assert those patents against Lupin absent certain changes in Lupin’s proposed prescribing information for its iloperidone tablets.

On October 24, 2016, we entered into a License Agreement with Taro to resolve our patent litigation against Taro regarding Taro’s ANDA seeking approval of its generic version of Fanapt® (the Taro License Agreement). Under the Taro License Agreement, we granted Taro a non-exclusive license to manufacture and commercialize Taro’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date we obtain pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Taro may enter the market earlier under certain limited circumstances. The Taro License Agreement, which is subject to review by the U.S. Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ), provides for a full settlement and release by us and Taro of all claims that are the subject of the litigation.

On December 7, 2016, we entered into a License Agreement with Apotex to resolve our patent litigation against Apotex regarding Apotex’s ANDA seeking approval of its generic version of Fanapt® (the Apotex License Agreement). Under the Apotex License Agreement, we granted Apotex a non-exclusive license to manufacture and commercialize Apotex’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date we obtain pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Apotex may enter the market earlier under certain limited circumstances. The Apotex License Agreement, which is subject to review by the FTC and the DOJ, provides for a full settlement and release by us and Apotex of all claims that are the subject of the litigation.

On February 26, 2016, Roxane filed suit against us in the U.S. District Court for the Southern District of Ohio (Ohio District Court). The suit seeks a declaratory judgment of invalidity and noninfringement of the Method of Treatment Patents. We have not sued Roxane for infringing the Method of Treatment Patents. We filed a motion to dismiss this lawsuit for lack of personal jurisdiction or to transfer the lawsuit to the Delaware District Court. On December 20, 2016, the Ohio District Court ruled in our favor, dismissing Roxane’s suit without prejudice for lack of personal jurisdiction.

On February 26, 2016, Roxane filed a Petition for Inter Partes Review (IPR) of the ‘432 Patent with the Patent Trials and Appeals Board (PTAB) of the United States Patent and Trademark Office. We filed a Preliminary Response on June 7, 2016, and on August 30, 2016, the PTAB denied the request by Roxane to institute an IPR of the ‘432 Patent. On September 29, 2016, Roxane filed a Petition for Rehearing with the PTAB, and on October 13, 2016, we filed a Response to Roxane’s Petition. On November 4, 2016, the PTAB denied Roxane’s Petition for Rehearing.

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

Our common stock is quoted on The NASDAQ Global Market under the symbol “VNDA.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The NASDAQ Global Market:

Year Ended December 31, 2016	High	Low
First quarter	$9.58	$6.91
Second quarter	11.40	8.02
Third quarter	18.00	10.81
Fourth quarter	17.65	13.55

Year Ended December 31, 2015	High	Low
First quarter	$15.00	$8.80
Second quarter	13.92	8.92
Third quarter	14.50	10.57
Fourth quarter	12.28	8.00

As of February 6, 2017, there were 9 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2011 and its relative performance is tracked through December 31, 2016. The comparisons in the table are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock. We have not paid dividends to our stockholders since the inception (other than a dividend of preferred share purchase rights which was declared in September 2008) and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

Securities Authorized for Issuance under Equity Incentive Plans

Information regarding securities authorized for issuance under equity incentive plans will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K.

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2016	2015	2014 (1)	2013	2012
Statements of Operations Data
Total revenues	$146,017	$109,925	$50,157	$33,879	$32,727
Operating expenses:
Cost of goods sold, excluding amortization	24,712	23,462	1,583	—	129
Research and development	29,156	29,145	19,230	28,502	45,764
Selling, general and administrative	99,787	84,531	84,644	25,082	14,517
Intangible asset amortization	10,933	12,972	2,254	1,495	1,495
Gain on arbitration settlement	—	—	(77,616)	—	—

Total operating expenses	164,588	150,110	30,095	55,079	61,905

Income (loss) from operations	(18,571)	(40,185)	20,062	(21,200)	(29,178)
Other income	665	320	124	145	561

Income (loss) before income taxes	(17,906)	(39,865)	20,186	(21,055)	(28,617)
Provision for income taxes	104	—	—	—	—

Net income (loss)	$(18,010)	$(39,865)	$20,186	$(21,055)	$(28,617)

Net income (loss) per share:
Basic	$(0.41)	$(0.94)	$0.58	$(0.69)	$(1.01)
Diluted	$(0.41)	$(0.94)	$0.55	$(0.69)	$(1.01)
Weighted average shares outstanding:
Basic	43,449,441	42,250,254	34,774,163	30,351,353	28,228,409
Diluted	43,449,441	42,250,254	36,686,723	30,351,353	28,228,409

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data
Cash and cash equivalents	$40,426	$50,843	$60,901	$64,764	$88,772
Marketable securities	100,914	92,337	68,921	65,586	31,631
Working capital	123,855	115,230	133,944	102,763	93,705
Total assets	210,374	213,050	171,704	143,349	135,448
Total liabilities	79,044	80,023	10,887	99,225	125,543
Accumulated deficit	(345,859)	(327,849)	(287,984)	(308,170)	(287,115)
Total stockholders’ equity	131,330	133,027	160,817	44,124	9,905

(1)	Net income for the year ended December 31, 2014 includes a gain on arbitration settlement of $77.6 million, or $2.23 and $2.12 per basic and diluted share, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Vanda Pharmaceuticals Inc. (we, our or Vanda) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. We commenced operations in 2003 and our product portfolio includes:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. HETLIOZ® was commercially launched in Germany in August 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Pediatric Non-24, Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was approved by the FDA in May 2009 and launched commercially in the U.S. by Novartis Pharma AG (Novartis) in January of 2010. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us on December 31, 2014. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014. Fanapt® has potential utility in a number of other disorders. An assessment of new Fanapt® clinical opportunities is ongoing.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis and gastroparesis.

•	Trichostatin A, a small molecule histone deacetylase (HDAC) inhibitor.

•	AQW051, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

Operational Highlights

HETLIOZ®

•	Enrollment of patients for a Jet Lag Disorder clinical study is ongoing. Results are expected in the second half of 2017.

•	Enrollment in the Smith-Magenis Syndrome (SMS) clinical study is ongoing with results expected in 2018.

•	A pharmacokinetic study of the HETLIOZ® pediatric formulation is enrolling with results expected in 2018.

Fanapt®

•	An expansion of the Fanapt® U.S. field sales team is expected to be completed during the first quarter of 2017.

•	The Marketing Authorization Application (MAA) for oral Fanaptum® tablets is under evaluation by the European Medicines Agency for the treatment of schizophrenia in adults. A decision on the Fanaptum® MAA is expected during the second half of 2017.

•	An assessment of new Fanapt® clinical opportunities is ongoing.

Tradipitant

•	Enrollment in a tradipitant clinical study for the treatment of chronic pruritus in patients with atopic dermatitis is approaching completion. Results are expected in mid 2017.

•	A tradipitant clinical study for the treatment of gastroparesis began enrolling patients in the fourth quarter of 2016. Results are expected in the fourth quarter of 2017.

Trichostatin A

•	Vanda expects to submit an investigational new drug application to the FDA in mid 2017 for trichostatin A, which will seek clearance to begin a clinical study of hematologic malignancies.

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

As described in Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K, we have initiated lawsuits to enforce our patent rights against certain generic pharmaceutical companies.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2016 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

Inventory. Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. We capitalize inventory costs associated with our products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment by consideration of factors such as lower of cost or net realizable value, obsolescence or expiry.

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

HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. We invoice and record revenue when our customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse. Revenues and accounts receivable are concentrated with these customers.

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

Service Fees: We also incur specialty pharmacy and wholesaler fees for services and their data. These fees are based on contracted terms and are known amounts. We accrue service fees at the time of revenue recognition, resulting in a reduction of product sales and the recognition of an accrued liability, unless it receives an identifiable and separate benefit for the consideration and it can reasonably estimate the fair value of the benefit received. In which case, service fees are recorded as selling, general and administrative expense.

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

The following table summarizes sales discounts and allowance activity as of and for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balance at December 31, 2013	$—	$—	$—
Provision related to current period sales	419	720	1,139
Credits/payments made	(51)	(452)	(503)

Balance at December 31, 2014	368	268	636
Provision related to current period sales	57,424	17,940	75,364
Adjustments for prior period sales	(114)	(25)	(139)
Credits/payments made	(24,255)	(14,626)	(38,881)

Balance at December 31, 2015	33,423	3,557	36,980
Provision related to current period sales	56,133	19,451	75,584
Adjustments for prior period sales	(1,842)	790	(1,052)
Credits/payments made	(56,512)	(17,340)	(73,852)

Balance at December 31, 2016	$31,202	$6,458	$37,660

The provision for rebates and chargebacks of $56.1 million and $57.4 million for the years ended December 31, 2016 and 2015, respectively, primarily represents Medicaid rebates and contracted rebate programs applicable to sales of Fanapt®. The provision for discounts, returns and other of $19.5 million and $17.9 for the years ended December 31, 2016 and 2015, respectively, primarily represents wholesaler distribution fees applicable to sales of Fanapt® and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.

License revenue. Our license revenues in 2014 were derived from the amended and restated sublicense agreement with Novartis and include an upfront payment and future milestone and royalty payments. Pursuant to the amended and restated sublicense agreement, Novartis had the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, we received an upfront payment of $200.0 million. Revenue related to the upfront payment was recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected duration of the Novartis commercialization of Fanapt® in the U.S. which was estimated to be through the expiry of the Fanapt® composition of patent, including a granted Hatch-Waxman extension (November 2016). In connection with the Settlement Agreement, we recognized the remaining deferred revenue as of December 31, 2014 as part of the gain on arbitration settlement. See Note 3, Settlement Agreement with Novartis, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information.

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

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, other related costs for personnel, including stock-based compensation, related to executive, finance, accounting, information technology, marketing, medical affairs and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and fees for marketing, medical affairs, legal, accounting and other professional services. Selling, general and administrative expenses also include third party expenses incurred to support sales, business development, and other business activities. Additionally, selling, general and administrative expenses included our estimate for the annual Patient Protection and Affordable Care fee.

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

Intangible Assets

The following is a summary of our intangible assets as of December 31, 2016:

		December 31, 2016
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$5,181	$27,819
Fanapt®	November 2016	27,941	27,941	—

		$60,941	$33,122	$27,819

HETLIOZ®. In January 2014, we announced that the FDA had approved the NDA for HETLIOZ®. As a result of this approval, we met a milestone under its license agreement with Bristol-Myers Squibb (BMS) that required us to make a license payment of $8.0 million to BMS. The $8.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which prior to June 2014, we expected to last until December 2022. In June 2014, we received a notice of allowance from the U.S. Patent and Trademark Office for a patent covering the method of use of HETLIOZ®. The patent expires in January 2033, thereby potentially extending the exclusivity protection in the U.S. beyond the composition of matter patent. As a result of the patent allowance, we extended the estimated useful life of the U.S. patent for HETLIOZ® from December 2022 to January 2033.

We are obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. The likelihood of achieving the milestone and the related milestone obligation was determined to be probable during the year ended December 31, 2015. As a result, the future obligation of $25.0 million was recorded as a non-current liability as of December 31, 2016 and 2015. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset, which was created upon FDA approval on January 31, 2014. The actual payment of the $25.0 million will occur once the $250.0 million in cumulative worldwide sales of HETLIOZ® is realized, which we expect to occur by the end of 2018. The intangible asset of $25.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which is expected to be January 2033. Amortization of intangible assets relating to HETLIOZ® amounted to $1.7 million, $2.9 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. In future periods we expect annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million until the expiration of the patent in 2033.

Fanapt®. In 2009, we announced that the FDA had approved the NDA for Fanapt®. As a result of this approval, we met a milestone under our original sublicense agreement with Novartis that required us to make a license payment of $12.0 million to Novartis. The $12.0 million has been amortized on a straight-line basis over the remaining life of the U.S. composition of matter patent for Fanapt® to November 2016.

Pursuant to the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us. As a result, we recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired rights to Fanapt®, which has been amortized on a straight-line basis through November 2016. The useful life estimation for the Fanapt® intangible asset was based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by us with varying expiration dates, the latest of which is December 2031. Amortization of intangible assets relating to Fanapt® was completed in November 2016 and amounted to $9.2 million, $10.1 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible assets are amortized over their estimated useful economic life using the straight line method. Total amortization expense was $10.9 million, $13.0 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following is a summary of the future intangible asset amortization schedule as of December 31, 2016:

(in thousands)	Total	2017	2018	2019	2020	2021	Thereafter
HETLIOZ®	$27,819	$1,721	$1,721	$1,721	$1,721	$1,721	$19,214

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II of this annual report on Form 10-K for information on recent accounting pronouncements.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $345.9 million as of December 31, 2016. Our total stockholders’ equity was $131.3 million as of December 31, 2016.

Year ended December 31, 2016 compared to year ended December 31, 2015

Revenues. Total revenues increased by $36.1 million, or 33%, to $146.0 million for the year ended December 31, 2016 compared to $109.9 million for the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, revenues consisted of the following:

	Year Ended December 31,
(in thousands)	2016	2015	Net Change	Percent
HETLIOZ® product sales, net	$71,671	$44,302	$27,369	62%
Fanapt® product sales, net	74,346	65,623	8,723	13%

	$146,017	$109,925	$36,092	33%

HETLIOZ® product sales increased by $27.4 million, or 62%, to $71.7 million for the year ended December 31, 2016 compared to $44.3 million for the year ended December 31, 2015.

Fanapt® product sales increased by $8.7 million, or 13%, to $74.3 million for the year ended December 31, 2016 compared to $65.6 million for the year ended December 31, 2015.

Cost of goods sold. Cost of goods sold was $24.7 million for the year ended December 31, 2016, compared to $23.5 million for the year ended December 31, 2015. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs are 10% of net U.S. sales of HETLIOZ®. Third party royalty costs were 23% of net U.S. sales of Fanapt® through November 15, 2016 and 9% thereafter.

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

Research and development expenses. Research and development expenses were $29.2 and $29.1 million for the years ended December 31, 2016 and 2015, respectively. Increased clinical trial expenses associated with the HETLIOZ® Jet Lag Disorder and SMS programs and the tradipitant chronic pruritus in atopic dermatitis program that were incurred for the year ended December 31, 2016 were offset by the close out of Fanapt® clinical trial expenses transitioned to us as part of the Settlement Agreement with Novartis and regulatory expenses related to our sNDA filing incurred during the year ended December 31, 2015. The following table summarizes the costs of our product development initiatives for the year ended December 31, 2016 and 2015.

	Year Ended December 31,
(in thousands)	2016	2015
Direct project costs (1)
HETLIOZ®	$12,658	$10,444
Fanapt®	2,598	8,501
Tradipitant	7,010	4,006
Trichostatin A	2,218	1,681

	24,484	24,632

Indirect project costs (1)
Stock-based compensation	2,087	2,269
Other indirect overhead	2,585	2,244

	4,672	4,513

Total research & development expense	$29,156	$29,145

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation expense.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to develop our products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $15.3 million, or 18%, to $99.8 million for the year ended December 31, 2016, compared with $84.5 million for the year ended December 31, 2015. The increase was primarily the result of marketing and sales efforts around Fanapt® in the U.S. and HETLIOZ® in Europe, an increase in the number of employees, including the hiring of new members of the executive management team at the end of 2015, as well as increased legal fees associated with ongoing patent litigation.

Intangible asset amortization. Intangible asset amortization decreased by $2.1 million, or 16%, to $10.9 million for year ended December 31, 2016 compared to $13.0 million for the year ended December 31, 2015. The likelihood of achieving a future milestone obligation that becomes payable to BMS when cumulative sales of HETLIOZ® equal $250.0 million was determined to be probable in the first quarter of 2015 resulting in an increase in capitalized intangible assets of $25.0 million. As a result, intangible asset amortization relating to HETLIOZ® for the year ended December 31, 2015 had included additional amortization of $1.2 million for a catch-up adjustment to retroactively record cumulative amortization from February 1 to December 31, 2014 relating to the capitalized intangible asset of $25.0 million. We expect that annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million in future years until the expiration of the patent in 2033.

Amortization of intangible assets relating to Fanapt® was completed in November 2016 and amounted to $9.2 million for the year ended December 31, 2016, compared to $10.1 million for the year ended December 31, 2015. Pursuant to the terms of the Settlement Agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us on December 31, 2014 resulting in an increase in capitalized intangible assets of $15.9 million that has been amortized until November 2016. The useful life estimation for the Fanapt® intangible asset was based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by us with varying expiration dates, the latest of which is December 2031.

Provision for income taxes. The provision for income taxes was $0.1 million and zero for the years ended December 31, 2016 and 2015, respectively. The tax provision for the year ended December 31, 2016 is attributable to activities at our foreign subsidiaries and state income taxes. The tax benefit relating to the loss before income taxes for the years ended December 31, 2016 and 2015 in the U.S. was fully offset by a tax valuation allowance resulting from our assessment that it is more likely than not that our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which NOLs and credit carryforwards can be utilized.

Year ended December 31, 2015 compared to year ended December 31, 2014

Revenues. Total revenues increased by $59.8 million, or 119%, to $109.9 million for the year ended December 31, 2015 compared to $50.2 million for the year ended December 31, 2014. During the years ended December 31, 2015 and 2014, revenues consisted of the following:

	Year Ended December 31,
(in thousands)	2015	2014	Net Change	Percent
HETLIOZ® product sales, net	$44,302	$12,802	$31,500	246%
Fanapt® product sales, net	65,623	107	65,516	(1)
Fanapt® royalty revenue	—	6,502	(6,502)	-100%
Fanapt® licensing agreement	—	30,746	(30,746)	-100%

	$109,925	$50,157	$59,768	119%

(1)	Percentage change not meaningful.

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

Provision (benefit) for income taxes. The tax provision (benefit) for the years ended December 31, 2015 and 2014 was fully offset by a tax valuation allowance resulting from our assessment that it is more likely than not that our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which NOLs and credit carryforwards can be utilized.

Liquidity and Capital Resources

As of December 31, 2016, our total cash and cash equivalents and marketable securities were $141.3 million compared to $143.2 million at December 31, 2015. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper.

Our liquidity resources as of December 31, 2016 and December 31, 2015 are summarized as follows:

(in thousands)	December 31, 2016	December 31, 2015
Cash and cash equivalents	$40,426	$50,843
Marketable securities:
U.S. Treasury and government agencies	50,647	44,057
Corporate debt	50,267	48,280

Total marketable securities	100,914	92,337

Total cash and cash equivalents	$141,340	$143,180

As of December 31, 2016, we maintained all of our cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to incur substantial costs and expenses throughout 2017 and beyond in connection with our U.S. commercial activities for HETLIOZ® and Fanapt®, including Medicaid rebates, the European commercial launch activities for HETLIOZ® and a probable future milestone payment of $25.0 million to BMS in the event cumulative worldwide sales of HETLIOZ® reach $250.0 million. During this time, we will evaluate the commercial opportunity for Fanapt® in Europe, assuming EMA approval. Additionally, we continue to pursue market approval of HETLIOZ® and Fanapt® in other regions. Because of the uncertainties discussed above, the costs to advance our research and development projects and the U.S. commercial activities for HETLIOZ® and Fanapt® are difficult to estimate and may vary significantly. Management believes that our existing funds will be sufficient to meet our operating plans for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities and the magnitude of our discovery, preclinical and clinical development programs.

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

Cash flow

The following table summarizes our net cash flows from operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net cash provided by (used in):
Operating activities:
Net income (loss)	$(18,010)	$(39,865)	$20,186
Deferred licensing revenues	—	—	(30,572)
Gain on arbitration settlement with Novartis Pharma AG	—	—	(77,616)
Other non-cash charges	21,015	22,675	9,075
Net change in operating assets and liabilities	(11,108)	29,639	(2,627)

Operating activities	(8,103)	12,449	(81,554)

Investing activities:
Net purchases of marketable securities	(8,618)	(24,071)	(3,513)
Other	(1,453)	(2,527)	(8,524)

Investing activities	(10,071)	(26,598)	(12,037)

Financing activities
Net proceeds from common stock offerings	—	—	87,313
Proceeds from exercise of employee stock options and other	7,751	4,091	2,415

Financing activities	7,751	4,091	89,728

Effect of foreign currencies on cash and cash equivalents	6	—	—

Net decrease in cash and cash equivalents	$(10,417)	$(10,058)	$(3,863)

Year ended December 31, 2016 compared to year ended December 31, 2015

Net cash used in operating activities was $8.1 million for the year ended December 31, 2016, a decrease of $20.6 million compared with net cash provided of $12.4 million for the year ended December 31, 2015. The decrease reflects a net reduction of $40.7 million from the net change in operating assets and liabilities, including a decrease in accrued government and other rebates of $36.5 million primarily from sales allowances relating to our initial sales of Fanapt® in 2015 and a decrease in accounts payable and accrued liabilities of $8.9 million, partly offset by a net decrease of $8.4 million in accounts receivable primarily relating to initial U.S. sales of Fanapt® in 2015. The effect of the net changes in operating assets and liabilities was partially offset by a reduction in the net loss of $21.9 million.

Year ended December 31, 2015 compared to year ended December 31, 2014

Net cash provided by operating activities was $12.4 million for the year ended December 31, 2015, an increase of $94.0 million from net cash used in operating activities of $81.6 million for the year ended December 31, 2014. The increase resulted from a reduction in the net loss of $17.6 million, excluding the non-cash gain of $77.6 million on arbitration settlement recognized in the year ended December 31, 2014, non-cash amortization of deferred licensing revenue of $30.6 million relating to Fanapt® in the year ended December 31, 2014, and an increase of $13.6 million in other non-cash charges primarily from an increase the amortization of intangible assets relating to Fanapt®. In addition, the increase in net cash provided by operating activities reflects a net increase in accrued government and other rebates of $34.6 million primarily for sales allowances relating to initial sales of Fanapt® in 2015 and an increase in accounts payable and accrued liabilities of $8.4 million. The increase in net cash provided by operating activities was partly offset by a net increase of $11.1 million in accounts receivable resulting from U.S. sales of Fanapt® which we commenced in 2015.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual obligations and commitments

The following is a summary of our non-cancellable long-term contractual cash obligations as of December 31, 2016:

	Cash payments due by year (1) (2)
(in thousands)	Total	2017	2018	2019	2010	2021	Thereafter
Operating leases	$21,623	$1,981	$2,216	$2,271	$2,327	$2,170	$10,658
Milestone obligation (3)	25,000	—	25,000	—	—	—	—

	$46,623	$1,981	$27,216	$2,271	$2,327	$2,170	$10,658

(1)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services due to the cancelable nature of the services. We accrued the costs of these agreements based on estimates of work completed to date. Additionally, this table does not include rebates, chargebacks or discounts recorded as liabilities at the time that product sales are recognized as revenue.
(2)	This table does not include potential future milestone obligations under our license agreement with Eli Lilly for the exclusive rights to develop and commercialize tradipitant where we could be obligated to make future milestone payments of up to $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones.
(3)	This table includes a probable future milestone obligation under our license agreement with BMS, where we will be obligated to make a future milestone payment of $25.0 million in the event cumulative worldwide sales of HETLIOZ® reach $250.0 million. This probable obligation has been accrued as a non-current liability in our consolidated balance sheet as of December 31, 2016.

Operating leases

Commitments relating to operating leases represent the minimum annual future payments under operating leases and subleases for a total of 40,188 square feet of office space for our headquarters office at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. that expire in 2026, the operating lease for 2,880 square feet of office space for our European headquarters in London that has a noncancellable lease term ending in 2021, and 1,249 square feet of office space in Berlin under a short-term operating lease.

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

Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 86% of total revenues for the year ended December 31, 2016. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 92% of total accounts receivable at December 31, 2016. We mitigate our credit risk relating to accounts receivable from customers by performing ongoing credit evaluations.

Foreign currency risk

We are exposed to risks related to changes in foreign currency exchange rates relating to our foreign operations. The functional currency of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies. We are also exposed to unfavorable fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. We do not currently hedge our foreign currency exchange rate risk. Foreign currency has not had a material impact on our results of operations.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial statement schedules required to be filed are listed in the Index to Consolidated Financial Statements and are incorporated in Item 15 of Part IV of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (Exchange Act)) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2016, the end of the period covered by this annual report on Form 10-K, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than additional controls related to the consolidation of our foreign subsidiaries.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G (3) to Form 10-K.

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

Vanda Pharmaceuticals Inc.

February 17, 2017	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	February 17, 2017

/s/ James P. Kelly James P. Kelly	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 17, 2017

/s/ H. Thomas Watkins H. Thomas Watkins	Chairman of the Board and Director	February 17, 2017

/s/ Kenneth M. Bate Kenneth M. Bate	Director	February 17, 2017

/s/ Michael Cola Michael Cola	Director	February 17, 2017

/s/ Richard W. Dugan Richard W. Dugan	Director	February 17, 2017

/s/ Vincent J. Milano Vincent J. Milano	Director	February 17, 2017

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Vanda Pharmaceuticals Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

February 17, 2017

VANDA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$40,426	$50,843
Marketable securities	100,914	92,337
Accounts receivable, net	20,268	16,331
Inventory	779	1,294
Prepaid expenses and other current assets	11,788	5,742

Total current assets	174,175	166,547
Property and equipment, net	5,015	4,570
Intangible assets, net	27,819	38,752
Non-current inventory and other	3,365	3,181

Total assets	$210,374	$213,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,196	$15,767
Accrued government and other rebates	34,124	35,550

Total current liabilities	50,320	51,317
Milestone obligation under license agreement	25,000	25,000
Other non-current liabilities	3,724	3,706

Total liabilities	79,044	80,023

Commitments and contingencies (Notes 13 and 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 44,000,614 and 42,815,291 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	44	43
Additional paid-in capital	477,087	460,794
Accumulated other comprehensive income	58	39
Accumulated deficit	(345,859)	(327,849)

Total stockholders’ equity	131,330	133,027

Total liabilities and stockholders’ equity	$210,374	$213,050

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and	Year Ended December 31,
per share amounts)	2016	2015	2014
Revenues:
Net product sales	$146,017	$109,925	$12,909
Royalty revenue	—	—	6,502
Licensing agreement	—	—	30,746

Total revenues	146,017	109,925	50,157
Operating expenses:
Cost of goods sold, excluding amortization	24,712	23,462	1,583
Research and development	29,156	29,145	19,230
Selling, general and administrative	99,787	84,531	84,644
Intangible asset amortization	10,933	12,972	2,254
Gain on arbitration settlement	—	—	(77,616)

Total operating expenses	164,588	150,110	30,095

Income (loss) from operations	(18,571)	(40,185)	20,062
Other income	665	320	124

Income (loss) before income taxes	(17,906)	(39,865)	20,186
Provision for income taxes	104	—	—

Net income (loss)	$(18,010)	$(39,865)	$20,186

Net income (loss) per share:
Basic	$(0.41)	$(0.94)	$0.58

Diluted	$(0.41)	$(0.94)	$0.55

Weighted average shares outstanding:
Basic	43,449,441	42,250,254	34,774,163

Diluted	43,449,441	42,250,254	36,686,723

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income (loss)	$(18,010)	$(39,865)	$20,186

Other comprehensive income (loss):
Net foreign currency translation loss	(1)	—	—
Change in net unrealized gain (loss) on marketable securities	20	23	(5)
Tax provision on other comprehensive income (loss)	—	—	—

Other comprehensive income (loss), net of tax	19	23	(5)

Comprehensive income (loss)	$(17,991)	$(39,842)	$20,181

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	O ther Comprehensive Income (Loss)	Accumulated Deficit
(in thousands, except for share amounts)	Shares	Par Value				Total
Balances at December 31, 2013	33,338,543	$33	$352,240	$21	$(308,170)	$44,124
Net proceeds from public offering of common stock	5,750,000	5	62,308	—	—	62,313
Issuance of common stock to Novartis Pharma AG	1,808,973	2	25,903	—	—	25,905
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	621,231	1	2,851	—	—	2,852
Shares withheld upon settlement of restricted stock units	(32,386)	—	(436)	—	—	(436)
Stock-based compensation expense	—	—	5,878	—	—	5,878
Net income	—	—	—	—	20,186	20,186
Other comprehensive loss, net of tax	—	—	—	(5)	—	(5)

Balances at December 31, 2014	41,486,361	41	448,744	16	(287,984)	160,817
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,353,877	2	4,372	—	—	4,374
Shares withheld upon settlement of equity awards	(24,947)	—	(283)	—	—	(283)
Stock-based compensation expense	—	—	7,961	—	—	7,961
Net loss	—	—	—	—	(39,865)	(39,865)
Other comprehensive income, net of tax	—	—	—	23	—	23

Balances at December 31, 2015	42,815,291	43	460,794	39	(327,849)	133,027
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,185,323	1	7,750	—	—	7,751
Stock-based compensation expense	—	—	8,543	—	—	8,543
Net loss	—	—	—	—	(18,010)	(18,010)
Other comprehensive income, net of tax	—	—	—	19	—	19

Balances at December 31, 2016	44,000,614	$44	$477,087	$58	$(345,859)	$131,330

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(18,010)	$(39,865)	$20,186
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	935	582	530
Stock-based compensation	8,543	7,961	5,878
Amortization of discounts and premiums on marketable securities	62	677	174
Intangible asset amortization	10,933	12,972	2,254
Deferred income taxes	(104)	—	—
Deferred licensing revenues	—	—	(30,572)
Gain on arbitration settlement with Novartis Pharma AG	—	—	(77,616)
Other non-cash adjustments, net	646	483	239
Changes in operating assets and liabilities:
Accounts receivable	(4,298)	(12,677)	(1,623)
Prepaid expenses and other assets	(6,159)	(2,558)	(318)
Inventory	200	387	(2,210)
Accounts payable and accrued liabilities	575	9,432	1,029
Accrued government and other rebates	(1,426)	35,055	495

Net cash provided by (used in) operating activities	(8,103)	12,449	(81,554)

Cash flows from investing activities
Acquisition of intangible assets	—	—	(8,000)
Purchases of property and equipment	(1,407)	(2,527)	(769)
Purchases of marketable securities	(165,405)	(193,111)	(93,343)
Proceeds from sale of marketable securities	—	999	8,948
Maturities of marketable securities	156,787	168,041	80,882
Change in restricted cash	(46)	—	245

Net cash used in investing activities	(10,071)	(26,598)	(12,037)

Cash flows from financing activities
Net proceeds from public offering of common stock	—	—	62,313
Net proceeds from offering common stock to Novartis Pharma AG	—	—	25,000
Proceeds from exercise of employee stock options	7,751	4,374	2,851
Tax obligations paid in connection with settlement of restricted stock units	—	(283)	(436)

Net cash provided by financing activities	7,751	4,091	89,728

Effect of foreign currencies on cash and cash equivalents	6	—	—

Net decrease in cash and cash equivalents	(10,417)	(10,058)	(3,863)
Cash and cash equivalents
Beginning of year	50,843	60,901	64,764

End of year	$40,426	$50,843	$60,901

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (the Company) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. The Company commenced its operations in 2003 and operates in one reporting segment. The Company’s portfolio includes the following products:

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

Basis of presentation

The accompanying consolidated financial statements includes the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and consolidated statements of cash flows, cash equivalents represent highly-liquid investments with a maturity date of three months or less at the date of purchase. Restricted cash of $0.8 million relating primarily to leases for office space is included in other current and other non-current assets at December 31, 2016 and 2015.

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

Inventory

Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment by consideration of factors such as lower of cost or net realizable value, obsolescence or expiry. Inventory not expected to be consumed within 12 months following the balance sheet date are classified as non-current.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The costs of leasehold improvements funded by or reimbursed by the lessor are capitalized and amortized as leasehold improvements along with a corresponding deferred rent liability. Depreciation of most property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized using a straight-line basis over the lesser of the estimated useful lives of the assets or the terms of the related leases. The costs of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations in the period incurred. Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for that period.

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

Net Product Sales

The Company’s net product sales consist of sales of HETLIOZ® and, beginning in 2015, sales of Fanapt®. Net sales by product for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
HETLIOZ® product sales, net	$71,671	$44,302	$12,802
Fanapt® product sales, net	74,346	65,623	107

	$146,017	$109,925	$12,909

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

Product Returns: Consistent with industry practice, the Company generally offers direct customers a limited right to return as defined within the Company’s returns policy. The Company considers several factors in the estimation process, including historical return activity, expiration dates of product shipped to specialty pharmacies, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors. The following table summarizes activity for product returns as of and for the years ended December 31, 2016, 2015 and 2014:

(in thousands)
Balance at December 31, 2013	$—
Additions	85

Balance at December 31, 2014	85
Additions	986
Credits/payments	(12)

Balance at December 31, 2015	1,059
Additions	2,507
Credits/payments	(486)

Balance at December 31, 2016	$3,080

License Revenue

The Company’s license and royalty revenue for the year ended December 31, 2014 was derived from the amended and restated sublicense agreement with Novartis. Pursuant to the amended and restated sublicense agreement, Novartis had the right to commercialize and develop Fanapt® in the U.S. and Canada. Under the amended and restated sublicense agreement, the Company received an upfront payment of $200.0 million. Revenue related to the upfront payment was recognized ratably from the date the amended and restated sublicense agreement became effective (November 2009) through the expected duration of the Novartis commercialization of Fanapt® in the U.S. which was estimated to be through the expiry of the Fanapt® composition of patent, including a granted Hatch-Waxman extension (November 2016). In connection with the Settlement Agreement with Novartis, the Company recognized the remaining deferred revenue as of December 31, 2014 as part of the gain on arbitration settlement. See Note 3, Settlement Agreement with Novartis, for additional information.

Major Customers

HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse. Revenues and accounts receivable are concentrated with these customers. The following table presents each major customer that represented more than 10% of total revenues for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Percent of Total Revenues	2016	2015	2014
Distributor A	23%	14%	—
Distributor B	16%	18%	—
Distributor C	16%	19%	—
Distributor D	16%	14%	—
Distributor E	15%	17%	—
Distributor F	—	12%	—
Novartis royalty revenue	—	—	13%
Novartis license agreement	—	—	61%

The following table presents each major customer that represented more than 10% of accounts receivable, net, as of December 31, 2016 and 2015:

	December 31,
Percent of Accounts Receivable, Net	2016	2015
Distributor A	22%	12%
Distributor B	19%	24%
Distributor C	15%	17%
Distributor D	11%	12%
Distributor E	25%	22%

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

The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $1.4 million, $3.4 million and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s international subsidiaries is the local currency. Assets and liabilities, including inter-company balances for which settlement is anticipated in the foreseeable future, denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date. Foreign currency equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency translation adjustments are recorded in accumulated other comprehensive income.

Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other income and amounted to a loss of $0.2 million for the year ended December 31, 2016. Foreign currency transaction gains and losses were not material for the years ended December 31, 2015 and 2014.

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

Non-Cash Investing and Financing Activities

Purchases of property and equipment accrued in current liabilities amounted to $0.2 million for each of the years ended December 31, 2016 and 2015 and zero for the year ended December 31, 2014. The acquisition of an intangible asset relating to HETLIOZ® accrued in non-current liabilities amounted to $25.0 million for the year ended December 31, 2015. The reacquired right relating to Fanapt® resulted in an intangible asset of $15.9 million, inventories of $3.0 million and a prepaid asset of $0.1 million for the year ended December 31, 2014.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly-rated financial institutions. At December 31, 2016, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Segment and Geographic Information

The Company operates in one reporting segment and, accordingly, no segment disclosures are presented herein. HETLIOZ® was commercially launched in Germany in August 2016. Foreign sales were not material for the year ended December 31, 2016.

Recent Accounting Pronouncements

In November 2016 the FASB issued Accounting Standards Update (ASU) 2016-18, Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annually reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flow. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. Early adoption is permitted. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company adopted this new standard for the year ended December 31, 2016, and adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods—entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to the consolidated financial statements and related disclosures. Revenue from the Company’s product sales is expected to remain substantially unchanged.

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

Pursuant to the stock purchase agreement entered into as part of the Settlement Agreement, Novartis purchased $25.0 million of the Company’s common stock. The Company issued to Novartis an aggregate of 1,808,973 shares at $13.82 per share, which per share represented a 10% premium to the average closing prices of the Company’s common stock for the ten trading days prior to December 22, 2014. The Company recorded a loss of $0.9 million as part of gain on arbitration settlement in the consolidated statement of operations for the year ended December 31, 2014 related to the issuance of stock, which was valued using the Company’s closing stock price on December 31, 2014, the effective date of the transaction.

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

$18,991

The Company recorded the reacquired right as an intangible asset as of December 31, 2014 and has amortized the reacquired right on a straight-line basis through November 2016.

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

The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2016	2015	2014
Numerator:
Net income (loss)	$(18,010)	$(39,865)	$20,186

Denominator:
Weighted average shares outstanding: Basic	43,449,441	42,250,254	34,774,163
Effect of dilutive securities	—	—	1,912,560

Weighted average shares outstanding: Diluted	43,449,441	42,250,254	36,686,723

Net income (loss) per share, basic and diluted:
Basic	$(0.41)	$(0.94)	$0.58

Diluted	$(0.41)	$(0.94)	$0.55

Antidilutive securities excluded from calculations of diluted net income (loss) per share	4,943,797	5,660,199	3,524,656

The Company incurred a net loss for each of the years ended December 31, 2016 and 2015 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

5. Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2016, all of which have contract maturities of less than one year:

December 31, 2016 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$50,661	$3	$(17)	$50,647
Corporate debt	50,194	89	(16)	50,267

	$100,855	$92	$(33)	$100,914

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2015:

December 31, 2015 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$44,059	$6	$(8)	$44,057
Corporate debt	48,239	46	(5)	48,280

	$92,298	$52	$(13)	$92,337

6. Fair Value Measurements

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 as of December 31, 2016 and 2015 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the years ended December 31, 2016 and 2015.

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2016, as follows:

		Fair Value Measurement as of December 31, 2016 Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$50,647	$50,647	$—	$—
Corporate debt	50,267	—	50,267

	$100,914	$50,647	$50,267	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2015, as follows:

		Fair Value Measurement as of December 31, 2015 Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$44,057	$44,057	$—	$—
Corporate debt	48,280	—	48,280

	$92,337	$44,057	$48,280	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, the carrying value of which materially approximate their fair values.

7. Inventory

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory levels are evaluated for the amount of inventory that would be sold within one year. At certain times, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. The Company classifies the estimate of such inventory as non-current. Inventory consisted of the following as of December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Current assets
Work-in-process	$17	$—
Finished goods	762	1,294

	$779	$1,294

Non-Current assets
Raw materials	$127	$127
Work-in-process	2,225	2,369
Finished goods	83	—

	$2,435	$2,496

8. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Research and development expenses	$2,397	$2,948
Consulting and other professional fees	6,051	1,815
Prepaid royalties	1,761	—
Other	1,579	979

	$11,788	$5,742

9. Property and Equipment

The following is a summary of the Company’s property and equipment, at cost, as of December 31, 2016 and 2015:

	Estimated Useful Life (Years)	December 31,
(in thousands)		2016	2015
Computer and other equipment	3	$2,426	$2,046
Furniture and fixtures	5 - 7	1,412	1,318
Leasehold improvements	5 -11	4,408	3,519

		8,246	6,883
Accumulated depreciation and amortization		(3,231)	(2,313)

		$5,015	$4,570

Depreciation expense was $0.9 million, $0.6 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

10. Intangible Assets

The following is a summary of the Company’s intangible assets as of December 31, 2016:

		December 31, 2016
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$5,181	$27,819
Fanapt®	November 2016	27,941	27,941	—

		$60,941	$33,122	$27,819

The following is a summary of the Company’s intangible assets as of December 31, 2015:

		December 31, 2015
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	January 2033	$33,000	$3,460	$29,540
Fanapt®	November 2016	27,941	18,729	9,212

		$60,941	$22,189	$38,752

HETLIOZ®. In January 2014, the Company announced that the FDA had approved the NDA for HETLIOZ®. As a result of this approval, the Company met a milestone under its license agreement with Bristol-Myers Squibb (BMS) that required the Company to make a license payment of $8.0 million to BMS. The $8.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which prior to June 2014, the Company expected to last until December 2022. In June 2014, the Company received a notice of allowance from the U.S. Patent and Trademark Office for a patent covering the method of use of HETLIOZ®. The patent expires in January 2033, thereby potentially extending the exclusivity protection in the U.S. beyond the composition of matter patent. As a result of the patent allowance, the Company extended the estimated useful life of the U.S. patent for HETLIOZ® from December 2022 to January 2033.

The Company is obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. The likelihood of achieving the milestone and the related milestone obligation was determined to be probable during the year ended December 31, 2015. As a result, the future obligation of $25.0 million was recorded as a non-current liability as of December 31, 2016 and 2015. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset, which was created upon FDA approval on January 31, 2014. The actual payment of the $25.0 million will occur once the $250.0 million in cumulative worldwide sales of HETLIOZ® is realized, which the Company expects to occur by the end of 2018. The intangible asset of $25.0 million is being amortized on a straight-line basis over the remaining life of the U.S. patent for HETLIOZ®, which is expected to be January 2033. Amortization of intangible assets relating to HETLIOZ® amounted to $1.7 million, $2.9 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. In future periods the Company expects annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to $1.7 million until the expiration of the patent in 2033.

Fanapt®. In 2009, the Company announced that the FDA had approved the NDA for Fanapt®. As a result of this approval, the Company met a milestone under its original sublicense agreement with Novartis that required the Company to make a license payment of $12.0 million to Novartis. The $12.0 million has been amortized on a straight-line basis over the remaining life of the U.S. composition of matter patent for Fanapt® to November 2016.

Pursuant to the Settlement Agreement, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company. As a result, the Company recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired rights to Fanapt®, which has been amortized on a straight-line basis through November 2016. The useful life estimation for the Fanapt® intangible asset was based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031. Amortization of intangible assets relating to Fanapt® was completed in November 2016 and amounted to $9.2 million, $10.1 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible assets are amortized over their estimated useful economic life using the straight line method. Total amortization expense was $10.9 million, $13.0 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following is a summary of the future intangible asset amortization schedule as of December 31, 2016:

(in thousands)	Total	2017	2018	2019	2020	2021	Thereafter
HETLIOZ®	$27,819	$1,721	$1,721	$1,721	$1,721	$1,721	$19,214

11. Accounts Payable and Accrued Liabilities

The following is a summary of the Company’s accounts payable and accrued liabilities as of December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Research and development expenses	$3,024	$3,199
Consulting and other professional fees	3,192	5,088
Compensation and employee benefits	4,291	468
Royalties payable	4,555	5,328
Other	1,134	1,684

	$16,196	$15,767

12. Deferred Licensing Revenue

The following is a summary of changes in deferred licensing revenue for the year ended December 31, 2014:

(in thousands)	Year Ended December 31, 2014
Balance December 31, 2013	$90,275
Licensing revenue recognized	(30,746)
Recognized as part of gain on arbitration settlement	(59,529)

Balance December 31, 2014	$—

During the year ended December 31, 2014, the Company recognized revenue of $30.7 million related to the amended and restated sublicense agreement with Novartis entered into in 2009. In connection with the Settlement Agreement, the Company recognized the remaining deferred revenue balance of $59.5 million during year ended December 31, 2014, as part of the gain on arbitration settlement. See Note 3, Settlement Agreement with Novartis, for additional information.

13. Commitments and Contingencies

Operating Leases

Commitments relating to operating leases represent the minimum annual future payments under operating leases and subleases for a total of 40,188 square feet of office space for the Company’s headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. that expire in 2026, the operating lease for 2,880 square feet of office space for the Company’s European headquarters in London that has a noncancellable lease term ending in 2021, and 1,249 square feet of office space in Berlin under a short-term operating lease. The following is a summary of the minimum annual future payments under operating leases and subleases for office space as of December 31, 2016:

	Cash payments due by year
(in thousands)	Total	2017	2018	2019	2010	2021	Thereafter
Operating leases	$21,623	$1,981	$2,216	$2,271	$2,327	$2,170	$10,658

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

Rent expense under operating leases and subleases, was $2.5 million, $1.9 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. In partial consideration for the license, the Company paid BMS an initial license fee of $0.5 million. The Company made a milestone payment to BMS of $1.0 million under the license agreement in 2006 relating to the initiation of its first Phase III clinical trial for HETLIOZ®. As a result of the FDA acceptance of the Company’s NDA for HETLIOZ® for the treatment of Non-24 in July 2013, the Company incurred a $3.0 million milestone obligation under the license agreement with BMS. As a result of the FDA’s approval of the HETLIOZ® NDA in January 2014, the Company incurred an $8.0 million milestone obligation in the first quarter of 2014 under the same license agreement that was capitalized as an intangible asset and is being amortized over the expected HETLIOZ® patent life in the U.S. The Company is obligated to make a future milestone payment to BMS of $25.0 million in the event that cumulative worldwide sales of HETLIOZ® reach $250.0 million. During the first quarter of 2015, the likelihood of achieving the milestone and the related milestone obligation was determined to be probable. As such, the $25.0 million milestone obligation was capitalized as an intangible asset and is being amortized over the expected HETLIOZ® patent life in the U.S. The actual payment of the $25.0 million will occur once the $250.0 million in cumulative worldwide sales of HETLIOZ® is realized, which is expected to be in 2018. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where the

Company commercializes HETLIOZ® for a period equal to the greater of 10 years following the first commercial sale in the territory or the expiry of the new chemical entity patent in that territory. During the period prior to the expiry of the new chemical entity patent in a territory, the Company is obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no new chemical entity patent existed or for the remainder of the 10 years after the expiry of the new chemical entity patent. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for HETLIOZ® to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.

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

Fanapt®. A predecessor company of Sanofi, Hoechst Marion Roussel, Inc. (HMRI) discovered Fanapt® and completed early clinical work on the product. In 1996, following a review of its product portfolio, HMRI licensed its rights to the Fanapt® patents and patent applications to Titan Pharmaceuticals, Inc. (Titan) on an exclusive basis. In 1997, soon after it had acquired its rights, Titan sublicensed its rights to Fanapt® on an exclusive basis to Novartis. In June 2004, the Company acquired exclusive worldwide rights to these patents and patent applications, as well as certain Novartis patents and patent applications to develop and commercialize Fanapt®, through a sublicense agreement with Novartis. In October 2009, subsequent to the FDA’s approval of the NDA for Fanapt®, the Company entered into an amended and restated sublicense agreement with Novartis, which amended and restated the June 2004 sublicense agreement. Pursuant to the amended and restated sublicense agreement, Novartis had exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. Novartis began selling Fanapt® in the U.S. during the first quarter of 2010. Novartis was responsible for the further clinical development activities in the U.S. and Canada. The Company also received royalties equal to 10% of net sales of Fanapt® in the U.S. and Canada up to December 31, 2014. The Company retained exclusive rights to Fanapt® outside the U.S. and Canada and was obligated to make royalty payments to Sanofi S.A. (Sanofi) on Fanapt® sales outside the U.S. and Canada.

Pursuant to the terms of the Settlement Agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company is obligated to make royalty payments to Sanofi and Titan, at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200.0 million, and at a percentage rate in the mid-twenties on sales over $200.0 million through November 2016. In February 2016, the Company amended the agreement with Sanofi and Titan to remove Titan as the entity through which royalty payments from the Company are directed to Sanofi following the expiration of the new chemical entity (NCE) patent for Fanapt® in the U.S. on November 15, 2016. Under the amended agreement, the Company will pay directly to Sanofi a fixed royalty of 3% of net sales from November 16, 2016 through December 31, 2019 related to manufacturing know-how. The Company made a $2.0 million payment during the year ended December 31, 2016 that applied to this 3% manufacturing know-how royalty and will make additional royalty payments only to the extent that the Company’s cumulative royalty obligations during this period exceed the amount of the pre-payment. No further royalties on manufacturing know-how are payable by the Company after December 31, 2019. This amended agreement does not alter Titan’s obligation under the license agreement to make royalty payments to Sanofi prior to November 16, 2016 or the Company’s obligations under the sublicense agreement to pay Sanofi a fixed royalty on Fanapt® net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the NCE patent has expired or was not issued.

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

14. Income Taxes

The Company recorded total tax expense of $0.1 million on consolidated pretax loss of $17.9 million, consisting of $18.1 million of pretax loss in the U.S. and $0.2 million of pretax income from foreign subsidiaries. The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$—	$—	$—
State	66	—	—
Foreign	142	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(104)	—	—

Provision for income taxes	$104	$—	$—

Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated pretax losses in the U.S. serves as strong evidence that it is more likely than not that deferred tax assets in the U.S. will not be realized in the future. Therefore, the Company had a full tax valuation allowance against all deferred tax assets in the U.S. as of December 31, 2016 and 2015. As a result of the tax valuation allowance against deferred tax assets in the U.S., there was no benefit for income taxes for the years ended December 31, 2016 and 2015 and there was no provision for income taxes for the years ended December 31, 2015 and 2014.

The following is reconciliation between the federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Federal tax at statutory rate	35.0%	35.0%	34.0%
State taxes	0.8%	-0.1%	7.2%
Change in valuation allowance	-38.4%	-25.4%	-59.7%
Research and development credit	3.8%	1.5%	1.3%
Orphan drug credit	7.6%	1.6%	8.5%
Section 162(m) limitation	0.0%	-5.7%	1.1%
Tax rate change	3.9%	-0.3%	4.8%
Change in state NOLs	0.0%	-1.4%	0.0%
Non-deductible stock-based compensation	-12.5%	-5.1%	0.0%
Other non-deductible items	-0.8%	-0.1%	2.8%

Effective tax rate	-0.6%	0.0%	0.0%

The following is a summary of the components of the Company’s deferred tax assets, net, and the related tax valuation allowance as of December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$84,177	$83,686
Stock-based compensation	12,443	12,919
Accrued and deferred expenses	2,558	1,443
Research and development and orphan drug credit carryforwards	41,104	38,333
Intangible assets	5,477	2,954
Other	1,019	802

Total deferred tax assets	146,778	140,137
Deferred tax liabilities:
Other	(666)	(1,100)

Total deferred tax liabilities	(666)	(1,100)
Deferred tax assets, net	146,112	139,037
Valuation allowance	(146,012)	(139,037)

Net deferred tax assets	$100	$—

The Company’s net deferred tax asset of $0.1 million as of December 31, 2016 was included as a component of non-current inventory and other in the consolidated balance sheet.

The following is a summary of changes in the Company’s tax valuation allowance for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended:
December 31, 2016	$139,037	$11,031	$(4,056)	$146,012
December 31, 2015	128,890	17,002	(6,855)	139,037
December 31, 2014	141,150	27,893	(40,153)	128,890

As of December 31, 2016, the Company had federal and state net operating loss (NOL) carryforwards of $228.0 million, including $8.7 million of gross excess windfall benefits generated from stock-based compensation from which the tax benefit would be recorded to Additional Paid-in Capital if realized. As of December 31, 2016, the Company also had research and development credits of $7.5 million and orphan drug carryforward credits of $33.7 million. These NOL carryforwards and credits will begin to expire in 2028 and 2024, respectively.

Because the Company has generated NOLs from inception through December, 31, 2016, all income tax returns filed by the Company are open to examination by tax jurisdictions. As of December 31, 2016, the Company’s income tax returns had not been under examination by any federal or state tax jurisdictions. As of December 31, 2016 and 2015, the Company had no uncertain tax positions.

Certain tax attributes of the Company, including NOLs and credits, are potentially subject to a limitation should an ownership change as defined under the Internal Revenue Code of 1986, as amended (IRC), Section 382, occur. The limitations resulting from a change in ownership could affect the Company’s ability to use NOLs and credit carryforward (tax attributes). Ownership changes did occur as of December 31, 2014 and December 31, 2008. However, the Company believes that it had sufficient Built-In-Gain to offset the IRC Section 382 limitation generated by the ownership changes. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations. Additionally, the Company maintains a valuation allowance on its tax attributes, therefore, any IRC Section 382 limitation would not have a material impact on the Company’s provision for income taxes as of December 31, 2016.

15. Public Offering of Common Stock

In October 2014, the Company completed a public offering of 5,750,000 shares of common stock at a price to the public of $11.60 per share. Net cash proceeds from the public offering were $62.3 million, after deducting the underwriting discounts and commissions and offering expenses.

16. Equity Incentive Plans

As of December 31, 2016, there were 6,686,764 shares that were subject to outstanding options and RSUs under the 2006 Equity Incentive Plan (the 2006 Plan) and the 2016 Equity Incentive Plan (the 2016 Plan) (collectively, the Plans). The 2006 Plan expired by its terms on April 12, 2016. Outstanding options and RSUs under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. On June 16, 2016, the Company’s stockholders approved the 2016 Plan. There are 2,000,000 shares of common stock reserved for issuance under the 2016 Plan, of which 1,822,500 shares remained available for future grant as of December 31, 2016.

Stock Options

The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of December 31, 2016, $8.9 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.2 years. No option awards are classified as a liability as of December 31, 2016.

The Company’s equity incentive plan, the Second Amended and Restated Management Equity Plan (the 2004 Plan), expired by its terms in 2014 and no additional options will be granted under the 2004 Plan. There were no shares subject to outstanding options granted under the 2004 Plan as of December 31, 2016 and 2015. The following is a summary of option activity for the 2004 Plan for the years ended December 31, 2015 and 2014:

2004 Plan (in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	670,744	$1.79	1.78	$7,124
Exercised	(17,934)	3.57

Outstanding at December 31, 2014	652,810	1.74	0.78	8,212
Exercised	(652,810)	1.74		6,129

Outstanding at December 31, 2015	—

The following is a summary of option activity for the 2006 Plan and the 2016 Plan for the years ended December 31, 2016, 2015, and 2014:

2006 and 2016 Plans (in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,533,618	$10.98	6.93	$21,264
Granted	1,324,337	12.17
Forfeited	(237,108)	8.35
Exercised	(393,735)	7.08		2,923

Outstanding at December 31, 2014	6,227,112	11.58	6.71	28,523
Granted	1,056,500	11.74
Forfeited	(496,854)	10.75
Expired	(64,336)	25.69
Exercised	(469,974)	7.02		2,594

Outstanding at December 31, 2015	6,252,448	11.87	6.16	7,498
Granted	866,011	8.43
Forfeited	(392,700)	11.23
Expired	(279,766)	17.38
Exercised	(897,657)	8.63		4,264

Outstanding at December 31, 2016	5,548,336	11.62	5.58	32,453

Exercisable at December 31, 2016	3,983,012	12.07	4.45	23,924

Vested and expected to vest at December 31, 2016	5,450,280	11.66	5.52	31,850

The weighted average grant-date fair value of options granted was $4.53, $6.59 and $6.99 per share for the years ended December 31, 2016, 2015 and 2014, respectively. Proceeds from the exercise of stock options amounted to $7.8 million, $4.4 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock Units

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs under the Plans with service conditions (service RSUs) that vest in four equal annual installments provided that the employee remains employed with the Company. As of December 31, 2016, $8.2 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.8 years. No RSUs are classified as a liability as of December 31, 2016.

The following is a summary of RSU activity for the 2006 Plan and the 2016 Plan for the years ended December 31, 2016, 2015, and 2014:

RSUs	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	883,690	$7.70
Granted	436,115	12.28
Forfeited	(84,282)	6.75
Vested	(209,562)	6.67

Unvested at December 31, 2014	1,025,961	9.94
Granted	417,000	11.51
Forfeited	(189,187)	10.60
Vested	(231,093)	7.96

Unvested at December 31, 2015	1,022,681	10.90
Granted	657,742	8.71
Forfeited	(254,329)	10.38
Vested	(287,666)	9.65

Unvested at December 31, 2016	1,138,428	10.07

The grant date fair value for the 287,666 shares underlying RSUs that vested during the year ended December 31, 2016 was $2.8 million.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for the years ended December 31, 2016, 2015 and 2014 was allocated as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Research and development	$2,087	$2,269	$1,933
Selling, general and administrative	6,456	5,692	3,945

	$8,543	$7,961	$5,878

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared in September 2008) and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Expected dividend yield	0%	0%	0%
Weighted average expected volatility	57%	60%	62%
Weighted average expected term (years)	6.08	6.00	5.90
Weighted average risk-free rate	1.37%	1.67%	1.73%

17. Employee Benefit Plan

The Company has a defined contribution plan under IRC Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches 50 percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a four-year period and amounted to $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

18. Legal Matters

In June 2014, the Company filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (the Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 8,586,610 (the ‘610 Patent) by submitting to the FDA an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to the settlement agreement with Novartis, the Company assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S. Patent RE39198 (the ‘198 Patent), which is licensed exclusively to the Company, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in favor of the Company, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that the Company is entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If the Company obtains pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals. Roxane filed its opening appellate brief on February 7, 2017.

In 2015, the Company filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp., (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or the Company’s U.S. Patent No. 9,138,432 (the ‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants have denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. A trial on these matters was scheduled to begin on May 15, 2017. On December 15, 2016, following a submission by the parties that it may be appropriate to remove the May 15, 2017 trial from the Delaware District Court’s calendar pending the Federal Circuit’s decision in Roxane’s appeal of the Delaware District Court’s August 25, 2016 ruling finding that Roxane’s proposed products infringed the asserted claims of the ‘610 Patent, the Delaware District Court removed the May 15, 2017 trial from the calendar and adopted a new schedule for discovery. The parties agreed that within 14 days after any decision on the merits in the Roxane appeal, the parties will submit to the Delaware District Court a status report and request a schedule for trial. The Company entered into a confidential stipulation with Inventia regarding any potential launch of Inventia’s generic ANDA product. The Company also entered into a confidential stipulation with Lupin regarding any potential launch of Lupin’s generic ANDA product.

Lupin filed counter claims for declaratory judgment of invalidity and noninfringement of seven of the Company’s method of treatment patents that are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book) related to Fanapt® (such seven patents, the Method of Treatment Patents). The Company has not sued Lupin for infringing the Method of Treatment Patents. On October 13, 2016, the Company and Lupin filed a Stipulation of Dismissal in the Delaware District Court pursuant to which Lupin’s counterclaims relating to the Method of Treatment Patents were dismissed without prejudice in recognition of an agreement reached between the parties by which the Company would not assert those patents against Lupin absent certain changes in Lupin’s proposed prescribing information for its iloperidone tablets.

On October 24, 2016, the Company entered into a License Agreement with Taro to resolve the Company’s patent litigation against Taro regarding Taro’s ANDA seeking approval of its generic version of Fanapt® (the Taro License Agreement). Under the Taro License Agreement, the Company granted Taro a non-exclusive license to manufacture and commercialize Taro’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date the Company obtains pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Taro may enter the market earlier under certain limited circumstances. The Taro License Agreement, which is subject to review by the U.S. Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ), provides for a full settlement and release by the Company and Taro of all claims that are the subject of the litigation.

On December 7, 2016, the Company entered into a License Agreement with Apotex to resolve the Company’s patent litigation against Apotex regarding Apotex’s ANDA seeking approval of its generic version of Fanapt® (the Apotex License Agreement). Under the Apotex License Agreement, the Company granted Apotex a non-exclusive license to manufacture and commercialize Apotex’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date the Company obtains pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Apotex may enter the market earlier under certain limited circumstances. The Apotex License Agreement, which is subject to review by the FTC and the DOJ, provides for a full settlement and release by the Company and Apotex of all claims that are the subject of the litigation.

On February 26, 2016, Roxane filed suit against the Company in the U.S. District Court for the Southern District of Ohio. The suit seeks a declaratory judgment of invalidity and noninfringement of the Method of Treatment Patents. The Company has not sued Roxane for infringing the Method of Treatment Patents. The Company filed a motion to dismiss this lawsuit for lack of personal jurisdiction or to transfer the lawsuit to the Delaware District Court. On December 20, 2016, the Ohio District Court ruled in our favor, dismissing Roxane’s suit without prejudice for lack of personal jurisdiction.

On February 26, 2016, Roxane filed a Petition for Inter Partes Review (IPR) of the ‘432 Patent with the Patent Trials and Appeals Board (PTAB) of the United States Patent and Trademark Office. The Company filed a Preliminary Response on June 7, 2016, and on August 30, 2016 the PTAB denied the request by Roxane to institute an IPR of the ‘432 Patent. On September 29, 2016, Roxane filed a Petition for Rehearing with the PTAB, and on October 13, 2016 the Company filed a Response to Roxane’s Petition. On November 4, 2016, the PTAB denied Roxane’s Petition for Rehearing.

19. Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial data for the years ended December 31, 2016 and 2015:

(in thousands, except for per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
Revenue	$33,262	$36,029	$38,482	$38,244
Gross profit (1)	24,363	26,593	28,549	30,867
Loss from operations	(12,475)	(4,789)	(653)	(654)
Net loss	(12,358)	(4,618)	(430)	(604)
Net loss per share, basic and diluted	$(0.29)	$(0.11)	$(0.01)	$(0.01)
Year Ended December 31, 2015
Revenue	$22,150	$27,582	$28,344	$31,849
Gross profit (1)	12,991	18,874	18,891	22,735
Loss from operations	(10,293)	(5,458)	(9,541)	(14,893)
Net loss	(10,221)	(5,386)	(9,461)	(14,797)
Net loss per share, basic and diluted	$(0.24)	$(0.13)	$(0.22)	$(0.35)

(1)	Gross profit includes revenue less cost of goods sold, excluding amortization and intangible asset amortization.

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on March 17, 2006 and incorporated herein by reference).

3.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) on September 25, 2008 and incorporated herein by reference).

3.3	Fourth Amended and Restated Bylaws of the registrant, as amended and restated on December 17, 2015 (filed as Exhibit 3.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on December 21, 2015 and incorporated herein by reference).

4.1	Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on March 17, 2006, and incorporated herein by reference).

4.2	Rights Agreement, dated as of September 25, 2008, by and between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) on September 25, 2008 and incorporated herein by reference).

4.3	Amendment to Rights Agreement, dated as of December 22, 2009, by and between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.6 to the registrant’s current report on Form 8-K (File No. 001-34186) on December 22, 2009 and incorporated herein by reference).

10.1†	Registrant’s Second Amended and Restated Management Equity Plan (filed as Exhibit 10.1 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on December 29, 2005 and incorporated herein by reference).

10.2#	Amended and Restated License, Development and Commercialization Agreement, dated July 24, 2005, by and between Bristol-Myers Squibb Company and the registrant (relating to HETLIOZ®) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s registration Statement on Form S-1 (File No. 333-130759) on February 16, 2006 and incorporated herein by reference).

10.3	Summary Plan Description provided for the registrant’s 401(k) Profit Sharing Plan & Trust (filed as Exhibit 10.10 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on December 29, 2005 and incorporated herein by reference).

10.4	Form of Indemnification Agreement entered into by directors and executive officers (filed as Exhibit 10.11 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on December 29, 2005 and incorporated herein by reference).

10.5†	2006 Equity Incentive Plan, as amended (filed as Exhibit 10.38 to the registrant’s current report on Form 8-K (File No. 001-34186) on March 7, 2010 and incorporated herein by reference).

10.6	Form of Tax Indemnity Agreement (filed as Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q (File No. 000-51863) on August 8, 2007 and incorporated herein by reference).

10.7†	Amended and Restated Employment Agreement, dated December 16, 2008, by and between Mihael H. Polymeropoulos and the registrant (filed as Exhibit 10.34 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on August 10, 2009 and incorporated herein by reference).

10.8†	Employment Agreement, dated December 13, 2010, by and between James Kelly and the registrant (filed as Exhibit 10.38 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 10, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.9†	Amendment to Amended and Restated Employment Agreement, dated December 16, 2010, by and between Mihael H. Polymeropoulos and the registrant (filed as Exhibit 10.39 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 10, 2011 and incorporated herein by reference).

10.10	Amended and Restated Tax Indemnity Agreement, dated December 16, 2010, by and between Mihael H. Polymeropoulos and the registrant (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 10, 2011 and incorporated herein by reference).

10.11	Lease, effective as of July 25, 2011, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.42 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 7, 2011 and incorporated herein by reference).

10.12†	Form of Notice of Stock Option Grant and Stock Option Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.44 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 9, 2012 and incorporated herein by reference).

10.13†	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan 2011 (filed as Exhibit 10.45 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 9, 2012 and incorporated herein by reference).

10.14	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 15, 2010, by and between Bristol-Myers Squibb Company and the registrant (filed as Exhibit 10.38 to the registrant’s current report on Form 8-K (File No. 001-34186) on April 19, 2010 and incorporated herein by reference).

10.15	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of May 24, 2012, by and between Bristol-Myers Squibb Company and the registrant (filed as Exhibit 10.46 to the registrant’s current report on Form 8-K (File No. 001-34186) on May 30, 2012 and incorporated herein by reference).

10.16#	License, Development and Commercialization Agreement, dated as of April 12, 2012, by and between Eli Lilly and Company and the registrant (filed as Exhibit 10.48 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on August 3, 2012 and incorporated herein by reference).

10.17	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 25, 2013, by and between Bristol-Myers Squibb Company and the registrant (filed as Exhibit 10.50 to the registrant’s current report on Form 8-K (File No. 001-34186) on April 29, 2013 and incorporated herein by reference).

10.18†	Employment Agreement, dated as of April 15, 2013, by and between Paolo Baroldi and the registrant (filed as Exhibit 10.51 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 31, 2013 and incorporated herein by reference).

10.19#	Manufacturing Agreement, dated January 24, 2014, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to HETLIOZ®) (filed as Exhibit 10.53 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 8, 2014 and incorporated herein by reference).

10.20	Amendment to Lease Agreement, dated March 18, 2014, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.54 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 8, 2014 and incorporated herein by reference).

10.21	Settlement Agreement and Mutual General Release, dated December 22, 2014, by and among Novartis Pharma AG and the registrant (filed as Exhibit 10.55 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.22#	Asset Transfer Agreement, dated December 22, 2014, by and among Novartis Pharma AG, Novartis AG and the registrant (relating to Fanapt®) (filed as Exhibit 10.56 to the registrant’s annual report on Form 10-K/A (File No. 001-34186) on June 10, 2015 and incorporated herein by reference).

Exhibit Number	Description

10.23#	Sublicense Agreement, dated November 20, 1997, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.30 to Titan Pharmaceutical Inc.’s registration statement on Form S-3 (File No. 333-42367) on December 16, 1997 and incorporated herein by reference).

10.24#	Amendment No. 1 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG, dated November 30, 1998 (filed as Exhibit 10.58 to the registrant’s annual report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.25#	Amendment No. 2 to Sublicense Agreement, dated April 10, 2001, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.59 to the registrant’s annual report on Form 10-K/A (File No. 001-34186) on June 10, 2015 and incorporated herein by reference)

10.26#	Amendment No. 3 to Sublicense Agreement, dated June 4, 2004, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.60 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.27	Stock Purchase Agreement, dated December 22, 2014, by and between Novartis AG and the registrant (filed as Exhibit 10.61 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.28#	License Agreement, dated December 22, 2014, by and between Novartis Pharma AG and the registrant (relating to AQW051) (filed as Exhibit 10.62 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.29†	Employment Agreement, dated April 20, 2015, by and between Thomas E. Gibbs, Senior Vice President and Chief Commercial Officer, and the registrant (filed as Exhibit 10.65 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 31, 2015 and incorporated herein by reference).

10.30†	Employment Agreement, dated September 3, 2015, by and between Gian Piero Reverberi, Senior Vice President and General Manager Europe, and the registrant (filed as Exhibit 10.64 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 4, 2015 and incorporated herein by reference).

10.31†	Employment Agreement, dated September 14, 2015, by and between Richard L. Gulino, Senior Vice President, General Counsel and Secretary, and the registrant (filed as Exhibit 10.65 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 4, 2015 and incorporated herein by reference).

10.32	Agreement, dated February 2, 2016, by and among Titan Pharmaceuticals, Inc., Aventisub LLC, the successor-in-interest to Aventisub II Inc. Sanofi-Aventis and the registrant (filed as Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on February 4, 2016 and incorporated herein by reference).

10.33†	UK Sub Plan under the 2006 Equity Incentive Plan (filed as Exhibit 10.33 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 12, 2016 and incorporated herein by reference).

10.34†	Form of Stock Option Grant and Stock Option Agreement under the UK Sub Plan (filed as Exhibit 10.34 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 12, 2016 and incorporated herein by reference).

10.35†	Form of Restricted Stock Unit Award Agreement under the UK Sub Plan (filed as Exhibit 10.35 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 12, 2016 and incorporated herein by reference).

10.36†	Vanda Pharmaceuticals Inc. 2016 Equity Incentive Plan, effective as of June 16, 2016 (filed as Exhibit 10.36 to the registrant’s registration statement on Form S-8 (File No. 333-212255) on June 27, 2016 and incorporated herein by reference).

10.37†	Form of Notice of Stock Option Grant and Stock Option Agreement under 2016 Equity Incentive Plan (filed as Exhibit 10.37 to the registrant’s registration statement on Form S-8 (File No. 333-212255) on June 27, 2016 and incorporated herein by reference).

Exhibit Number	Description

10.38†	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (filed as Exhibit 10.38 to the registrant’s registration statement on Form S-8 (File No. 333-212255) on June 27, 2016 and incorporated herein by reference).

10.39†	UK Sub Plan under the 2016 Equity Incentive Plan (filed as Exhibit 10.39 to the registrant’s registration statement on Form S-8 (File No. 333-212255) on June 27, 2016 and incorporated herein by reference).

10.40†	Form of Stock Option Grant and Stock Option Agreement under the UK Sub Plan under the 2016 Equity Incentive Plan (filed as Exhibit 10.40 to the registrant’s registration statement on Form S-8 (File No. 333-212255) on June 27, 2016 and incorporated herein by reference).

10.41†	Form of Restricted Stock Unit Award Agreement under the UK Sub Plan under the 2016 Equity Incentive Plan (filed as Exhibit 10.41 to the registrant’s registration statement on Form S-8 (File No. 333-212255) on June 27, 2016 and incorporated herein by reference).

10.42#	Manufacturing Agreement, dated May 6, 2016, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to Fanapt®) (filed as Exhibit 10.42 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 31, 2016 and incorporated herein by reference).

10.43	Second Amendment to Lease Agreement, dated June 20, 2016, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.43 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 31, 2016 and incorporated herein by reference).

10.44	Sublease Agreement, dated June 22, 2016, by and between Hunton & Williams LLP and the registrant (filed as Exhibit 10.44 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 31, 2016 and incorporated herein by reference).

10.45‡*	License Agreement, dated October 24, 2016, by and among Taro Pharmaceuticals USA, Inc., Taro Pharmaceuticals Industries Ltd. and the registrant.

10.46‡*	License Agreement, dated December 7, 2016, by and between Apotex, Inc. and the registrant.

18.1	Preferability Letter of Independent Public Accounting Firm, dated May 8, 2014 (filed as Exhibit 18.1 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 8, 2014 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

†	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain provisions of this exhibit.
‡	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. The omitted portions of this exhibit have been filed with the Securities and Exchange Commission.
*	Filed herewith.