Form 10-Q
period 2017-09-30
Vanda Pharmaceuticals Inc.
filed 2017-11-08
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 30, 2017, there were 44,927,525 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the ability of Vanda Pharmaceuticals Inc. (we, our or Vanda) to continue to commercialize HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the U.S. and Europe;

•	uncertainty as to the market awareness of Non-24 and the market acceptance of HETLIOZ®;

•	our ability to continue to generate U.S. sales of Fanapt® (iloperidone) for the treatment of schizophrenia;

•	the timing and costs of continuing to build a sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote Fanapt® in the U.S.;

•	our dependence on third-party manufacturers to manufacture HETLIOZ® and Fanapt® in sufficient quantities and quality;

•	the regulatory status of Fanapt® in Europe;

•	our ability to successfully commercialize HETLIOZ® and Fanapt® outside of the U.S.;

•	our ability to prepare, file, prosecute, defend and enforce any patent claims and other intellectual property rights;

•	a loss of rights to develop and commercialize our products under our license agreements;

•	the ability to obtain and maintain regulatory approval of our products, and the labeling for any approved products;

•	the timing and success of preclinical studies and clinical trials conducted by us;

•	a failure of our products to be demonstrably safe and effective;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding trends with respect to our revenues, costs, expenses and liabilities;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	our failure to identify or obtain rights to new products;

•	a loss of any of our key scientists or management personnel;

•	limitations on our ability to utilize some of all of our prior net operating losses and orphan drug and research and development credits;

•	the cost and effects of litigation;

•	our ability to obtain the capital necessary to fund our research and development or commercial activities;

•	losses incurred from product liability claims made against us; and

•	use of our existing cash, cash equivalents and marketable securities.

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

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(in thousands, except for share and per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$22,586	$40,426
Marketable securities	117,295	100,914
Accounts receivable, net	18,179	20,268
Inventory	921	779
Prepaid expenses and other current assets	10,738	11,788

Total current assets	169,719	174,175

Property and equipment, net	5,448	5,015
Intangible assets, net	26,501	27,819
Non-current inventory and other	4,038	3,365

Total assets	$205,706	$210,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,921	$16,196
Accrued government and other rebates	25,615	34,124
Milestone obligations under license agreements	27,000	—

Total current liabilities	71,536	50,320

Milestone obligation under license agreement	—	25,000
Other non-current liabilities	3,701	3,724

Total liabilities	75,237	79,044

Commitments and contingencies (Notes 11 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 44,922,724 and 44,000,614 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	45	44
Additional paid-in capital	489,939	477,087
Accumulated other comprehensive income	73	58
Accumulated deficit	(359,588)	(345,859)

Total stockholders’ equity	130,469	131,330

Total liabilities and stockholders’ equity	$205,706	$210,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Net product sales	$41,336	$38,482	$120,807	$107,773

Total revenues	41,336	38,482	120,807	107,773

Operating expenses:
Cost of goods sold, excluding amortization	4,525	6,990	13,057	19,440
Research and development	10,178	7,294	28,393	21,542
Selling, general and administrative	31,124	21,908	92,792	75,880
Intangible asset amortization	432	2,943	1,318	8,828

Total operating expenses	46,259	39,135	135,560	125,690

Loss from operations	(4,923)	(653)	(14,753)	(17,917)
Other income	396	223	1,073	511

Loss before income taxes	(4,527)	(430)	(13,680)	(17,406)
Provision for income taxes	23	—	49	—

Net loss	$(4,550)	$(430)	$(13,729)	$(17,406)

Basic and diluted net loss per share	$(0.10)	$(0.01)	$(0.31)	$(0.40)

Weighted average shares outstanding, basic and diluted	44,885,287	43,515,404	44,669,201	43,275,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(4,550)	$(430)	$(13,729)	$(17,406)

Other comprehensive income (loss):
Net foreign currency translation gain	5	—	26	—
Change in net unrealized gain (loss) on marketable securities	57	18	(11)	103
Tax provision on other comprehensive income (loss)	—	—	—	—

Other comprehensive income, net of tax	62	18	15	103

Comprehensive loss	$(4,488)	$(412)	$(13,714)	$(17,303)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
(in thousands, except for share amounts)	Shares	Par Value	Capital	Income	Deficit	Total
Balances at December 31, 2016	44,000,614	$44	$477,087	$58	$(345,859)	131,330
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	922,110	1	5,169	—	—	5,170
Stock-based compensation expense	—	—	7,683	—	—	7,683
Net loss	—	—	—	—	(13,729)	(13,729)
Other comprehensive loss, net of tax	—	—	—	15	—	15

Balances at September 30, 2017	44,922,724	$45	$489,939	$73	$(359,588)	$130,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(13,729)	$(17,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	895	654
Stock-based compensation	7,683	6,440
Amortization of (discounts) premiums on marketable securities	(274)	76
Intangible asset amortization	1,318	8,828
Other non-cash adjustments, net	399	483
Changes in operating assets and liabilities:
Accounts receivable	2,089	52
Prepaid expenses and other assets	1,023	(5,399)
Inventory	(896)	63
Accounts payable and accrued liabilities	2,552	1,730
Accrued government and other rebates	(8,509)	(2,441)
Milestone obligation under license agreement	2,000	—

Net cash used in operating activities	(5,449)	(6,920)

Cash flows from investing activities
Purchases of property and equipment	(1,473)	(710)
Purchases of marketable securities	(109,396)	(130,858)
Maturities of marketable securities	93,277	113,409

Net cash used in investing activities	(17,592)	(18,159)

Cash flows from financing activities
Proceeds from the exercise of stock options	5,170	7,001

Net cash provided by financing activities	5,170	7,001

Effect of foreign currencies on cash and cash equivalents	31	—

Net decrease in cash and cash equivalents	(17,840)	(18,078)
Cash and cash equivalents
Beginning of period	40,426	50,843

End of period	$22,586	$32,765

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (the Company) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. The Company commenced its operations in 2003 and operates in one reporting segment. The Company’s portfolio includes the following products:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (the FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (the EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. HETLIOZ® was commercially launched in Germany in August 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Pediatric Non-24, Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was approved by the FDA in May 2009 and launched commercially in the U.S. by Novartis Pharma AG (Novartis) in January of 2010. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to the Company on December 31, 2014. Additionally, the Company’s distribution partners launched Fanapt® in Israel and Mexico in 2014. Fanapt® has potential utility in a number of other disorders. An assessment of new Fanapt® clinical opportunities is ongoing.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis and the treatment of gastroparesis.

•	VTR-297 (formerly Trichostatin A), a small molecule histone deacetylase (HDAC) inhibitor.

•	VQW-765 (formerly AQW-051), a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

•	Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2016 included in the Company’s annual report on Form 10-K. The financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Revenue from Net Product Sales

The Company’s revenues consist of net product sales of HETLIOZ® and net product sales of Fanapt®. Net sales by product for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2017	2016	2017	2016
HETLIOZ® product sales, net	$22,279	$18,715	$64,968	$52,376
Fanapt® product sales, net	19,057	19,767	55,839	55,397

	$41,336	$38,482	$120,807	$107,773

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

Major Customers

HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 86% of total revenues for the nine months ended September 30, 2017. There were six major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 95% of total accounts receivable at September 30, 2017.

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

Chargebacks: Chargebacks are discounts that occur when contracted indirect customers purchase directly from specialty pharmacies and wholesalers. Contracted indirect customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy or wholesaler, in turn, charges back the difference between the price initially paid by the specialty pharmacy or wholesaler and the discounted price paid to the specialty pharmacy or wholesaler by the contracted customer. The allowance for chargebacks is based on historical activity and, where available, actual and pending prescriptions for which the Company has validated the insurance benefits.

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

Non-Cash Investing and Financing Activities

The Company recorded purchases of property and equipment and the related current liability in the amount of $0.3 million for the nine months ended September 30, 2016. There were no such purchases for the nine months ended September 30, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods—entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers,

Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to the consolidated financial statements and related disclosures. As part of the initial analysis, the Company has substantially completed an analysis of existing contracts with its customers and has assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. Based on its review of current customer contracts, the Company’s revenue from product sales is expected to remain substantially unchanged. The Company will adopt the new standard on January 1, 2018 using the modified retrospective method.

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

The following table presents the calculation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except for share and per share amounts)	2017	2016	2017	2016
Numerator:
Net loss	$(4,550)	$(430)	$(13,729)	$(17,406)

Denominator:
Weighted average shares outstanding, basic and diluted	44,885,287	43,515,404	44,669,201	43,275,074

Net loss per share, basic and diluted:	$(0.10)	$(0.01)	$(0.31)	$(0.40)

Antidilutive securities excluded from calculations of diluted net loss per share	3,110,823	3,845,456	3,227,011	5,298,256

The Company incurred net losses for the three and nine months ended September 30, 2017 and 2016 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

4. Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2017, which all have contract maturities of less than one year:

		Gross	Gross	Fair
September 30, 2017	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$58,696	$—	$(22)	$58,674
Corporate debt	58,551	73	(3)	58,621

	$117,247	$73	$(25)	$117,295

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2016, which all have contract maturities of less than one year:

		Gross	Gross	Fair
December 31, 2016	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$50,661	$3	$(17)	$50,647
Corporate debt	50,194	89	(16)	50,267

	$100,855	$92	$(33)	$100,914

5. Fair Value Measurements

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 as of September 30, 2017 and December 31, 2016 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the nine months ended September 30, 2017 and 2016.

As of September 30, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of September 30, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
(in thousands)	2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$58,674	$58,674	$—	$—
Corporate debt	58,621	—	58,621	—

	$117,295	$58,674	$58,621	$—

As of December 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of December 31, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
(in thousands)	2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$50,647	$50,647	$—	$—
Corporate debt	50,267	—	50,267	—

	$100,914	$50,647	$50,267	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and milestone obligations under license agreements, the carrying values of which materially approximate their fair values.

6. Inventory

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory levels are evaluated for the amount of inventory that would be sold within one year. At certain times, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. The Company classifies the estimate of such inventory as non-current. Inventory consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands)	2017	2016
Current assets
Work-in-process	$63	$17
Finished goods	858	762

	$921	$779

Non-Current assets
Raw materials	$87	$127
Work-in-process	2,736	2,225
Finished goods	310	83

	$3,133	$2,435

7. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands)	2017	2016
Research and development expenses	$2,218	$2,397
Consulting and other professional fees	5,748	6,051
Prepaid royalties	25	1,761
Other	2,747	1,579

	$10,738	$11,788

8. Accounts Payable and Accrued Liabilities

The following is a summary of the Company’s accounts payable and accrued liabilities as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands)	2017	2016
Research and development expenses	$4,819	$3,024
Consulting and other professional fees	3,820	3,192
Compensation and employee benefits	4,767	4,291
Royalties payable	3,576	4,555
Other	1,939	1,134

	$18,921	$16,196

9. Intangible Assets

The following is a summary of the Company’s intangible assets as of September 30, 2017:

		September 30, 2017
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(in thousands)	(Years)	Amount	Amortization	Amount
HETLIOZ®	January 2033	$33,000	$6,499	$26,501
Fanapt®	November 2016	27,941	27,941	—

		$60,941	$34,440	$26,501

The following is a summary of the Company’s intangible assets as of December 31, 2016:

		December 31, 2016
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(in thousands)	(Years)	Amount	Amortization	Amount
HETLIOZ®	January 2033	$33,000	$5,181	$27,819
Fanapt®	November 2016	27,941	27,941	—

		$60,941	$33,122	$27,819

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

The Company is obligated to make a future milestone payment to BMS of $25.0 million when cumulative worldwide sales of HETLIOZ® reach $250.0 million, which is expected to occur in the first half of 2018. The future obligation of $25.0 million was recorded as a current liability as of September 30, 2017 and a non-current liability as of December 31, 2016. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset. The intangible asset of $25.0 million is being amortized on a straight-line basis over the remaining life of the U.S. method of use patent for HETLIOZ® that expires in January 2033.

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

Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million and $2.9 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense was $1.3 million and $8.8 million for the nine months ended September 30, 2017 and 2016, respectively. The following is a summary of the future intangible asset amortization schedule as of September 30, 2017:

(in thousands)	Total	2017	2018	2019	2020	2021	Thereafter
HETLIOZ®	$26,501	$432	$1,728	$1,728	$1,728	$1,728	$19,157

10. Income Taxes

Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated pretax losses in the U.S. serves as strong evidence that it is more likely than not that deferred tax assets in the U.S. will not be realized in the future. Therefore, the Company had a full tax valuation allowance against all deferred tax assets in the U.S. as of September 30, 2017 and December 31, 2016. As a result of the tax valuation allowance against deferred tax assets in the U.S., the provision or benefit for income taxes for the three and nine months ended September 30, 2017 and 2016 was not material.

Certain tax attributes of the Company, including net operating losses (NOLs) and credits, would be subject to a limitation should an ownership change as defined under the Internal Revenue Code of 1986, as amended (IRC), Section 382, occur. The limitations resulting from a change in ownership could affect the Company’s ability to utilize its NOLs and credit carryforward (tax attributes). Ownership changes occurred in the years ending December 31, 2014 and December 31, 2008. However, the Company believes that the IRC Section 382 limitations calculated in 2014 and 2008 will not impact its ability to utilize NOL and credit carryforwards prior to their expiration. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations. Additionally, the Company maintains a valuation allowance on its U.S. tax attributes, therefore, any IRC Section 382 limitation would not have a material impact on the Company’s provision for income taxes for the three and nine months ended September 30, 2017.

11. Commitments and Contingencies

Operating leases

Commitments relating to operating leases represent the minimum annual future payments under operating leases and subleases for a total of 40,188 square feet of office space for the Company’s headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. that expire in 2026, the operating lease for 2,880 square feet of office space for the Company’s European headquarters in London that has a noncancellable lease term ending in 2021, and 1,249 square feet of office space in Berlin under a short-term operating lease. The following is a summary of the minimum annual future payments under operating leases and subleases for office space as of September 30, 2017:

	Cash payments due by year
(in thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases	$20,367	$585	$2,308	$2,293	$2,349	$2,174	$10,658

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

Rent expense under operating leases was $0.8 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively. Rent expense under operating leases was $2.4 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As a result of the FDA’s approval of the HETLIOZ® NDA in January 2014, the Company made an $8.0 million milestone payment to BMS in the first quarter of 2014 under the license agreement that was capitalized as an intangible asset and is being amortized over the expected HETLIOZ® patent life in the U.S. The Company is obligated to make a future milestone payment to BMS of $25.0 million when cumulative worldwide sales of HETLIOZ® reach $250.0 million, which is expected to occur in the first half of 2018. The $25.0 million milestone obligation was capitalized as an intangible asset in the first quarter of 2015 and is being amortized over the expected HETLIOZ® patent life in the U.S. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where the Company commercializes HETLIOZ® for a period equal to the greater of 10 years following the first commercial sale in the territory or the expiry of the new chemical entity patent in that territory. During the period prior to the expiry of the new chemical entity patent in a territory, the Company is obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no new chemical entity patent existed or for the remainder of the 10 years after the expiry of the new chemical entity patent. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for HETLIOZ® to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.

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

Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications. The patent describing tradipitant as a new chemical entity expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments. Lilly is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. The $4.0 million of pre-NDA approval milestones includes $2.0 million due upon enrollment of the first subject into a Phase III study for tradipitant and $2.0 million due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the European Union. The likelihood of achieving the enrollment of the first subject into a Phase III study for tradipitant was determined to be probable during the three months ended September 30, 2017. As a result, the future obligation of $2.0 million tied to such milestone was recorded as research and development expense in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and a current liability in the Condensed Consolidated Balance Sheet as of September 30, 2017. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant. Either party may terminate the license agreement under certain circumstances, including a material breach of the license agreement by the other. In the event that the Company terminates the license agreement, or if Lilly terminates due to the Company’s breach or for certain other reasons set forth in the license agreement, all rights licensed and developed by the Company under the license agreement will revert or otherwise be licensed back to Lilly on an exclusive basis, subject to payment by Lilly to the Company of a royalty on net sales of products that contain tradipitant.

VQW-765 (formerly AQW-051). In connection with the settlement agreement with Novartis relating to Fanapt®, the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist. Pursuant to the license agreement, the Company is obligated to use its commercially reasonable efforts to develop and commercialize VQW-765 and is responsible for all development costs. The Company has no milestone obligations; however, Novartis is eligible to receive tiered-royalties on net sales at percentage rates up to the mid-teens.

Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which Vanda acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. The license agreement provides for an initial license fee of $1.0 million that was paid by the Company in the first quarter of 2017, annual maintenance fees and up to $46.0 million in potential regulatory and sales milestone obligations. UCSF is eligible to receive single-digit tiered royalties on net sales.

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

12. Stock-Based Compensation

As of September 30, 2017, there were 6,124,336 shares that were subject to outstanding options and RSUs under the 2006 Equity Incentive Plan (the 2006 Plan) and the 2016 Equity Incentive Plan (the 2016 Plan, and together with the 2006 Plan, the Plans). The 2006 Plan expired by its terms on April 12, 2016, and the Company adopted the 2016 Plan. Outstanding options and RSUs under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan under which 2,000,000 shares of common stock were reserved for issuance. In June 2017, the Company’s stockholders approved the amendment and restatement of the 2016 Plan pursuant to which an additional 2,700,000 shares were reserved for issuance, among other administrative changes. As a result, there are a total of 4,700,000 shares of common stock reserved for issuance under the 2016 Plan, 3,170,757 shares of which remained available for future grant as of September 30, 2017.

Stock Options

The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of September 30, 2017, $8.6 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.3 years. No option awards are classified as a liability as of September 30, 2017.

A summary of option activity under the Plans for the nine months ended September 30, 2017 follows:

		Weighted Average	Weighted Average	Aggregate
2006 and 2016 Plans	Number of	Exercise Price at	Remaining Term	Intrinsic
(in thousands, except for share and per share amounts)	Shares	Grant Date	(Years)	Value
Outstanding at December 31, 2016	5,548,336	$11.62	5.58	$32,453
Granted	643,000	14.44
Forfeited	(268,251)	10.65
Expired	(605,617)	29.87
Exercised	(565,983)	9.14		3,095

Outstanding at September 30, 2017	4,751,485	10.03	5.90	37,386

Exercisable at September 30, 2017	3,380,490	9.23	4.85	29,308

Vested and expected to vest at September 30, 2017	4,573,625	9.92	5.80	36,490

The weighted average grant-date fair value of options granted was $7.81 and $4.51 per share for the nine months ended September 30, 2017 and 2016, respectively. Proceeds from the exercise of stock options amounted to $5.2 million and $7.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Restricted Stock Units

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs under the Plans with service conditions (service RSUs) that vest in four equal annual installments provided that the employee remains employed with the Company. As of September 30, 2017, $13.8 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.7 years. No RSUs are classified as a liability as of September 30, 2017.

A summary of RSU activity under the Plans for the nine months ended September 30, 2017 follows:

	Number of	Weighted
	Shares	Average
	Underlying	Grant Date
2006 and 2016 Plans	RSUs	Fair Value
Unvested at December 31, 2016	1,138,428	$10.07
Granted	839,336	14.56
Forfeited	(248,786)	11.28
Vested	(356,127)	9.67

Unvested at September 30, 2017	1,372,851	12.70

The grant date fair value for the 356,127 shares underlying RSUs that vested during the nine months ended September 30, 2017 was $3.4 million.

Stock-Based Compensation

Stock-based compensation expense recognized for the three and nine months ended September 30, 2017 and 2016 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2017	2016	2017	2016
Research and development	$264	$539	$958	$1,552
Selling, general and administrative	2,507	1,561	6,725	4,888

	$2,771	$2,100	$7,683	$6,440

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared in September 2008) and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for stock options granted during the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Expected dividend yield	0%	0%
Weighted average expected volatility	57%	57%
Weighted average expected term (years)	5.89	6.10
Weighted average risk-free rate	1.97%	1.37%

13. Legal Matters

In June 2014, the Company filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (the Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 8,586,610 (the ‘610 Patent) by submitting to the FDA an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to the settlement agreement with Novartis, the Company assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S. Patent RE39198 (the ‘198 Patent), which is licensed exclusively to the Company, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in favor of the Company, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that the Company is entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If the Company obtains pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals. Roxane filed its opening appellate brief on February 7, 2017. The Company filed its responsive brief on April 19, 2017, and Roxane filed its reply brief on May 3, 2017. On July 27, 2017, Roxane, now a subsidiary of Hikma Pharmaceuticals PLC (Hikma), petitioned the Federal Circuit Court to substitute Roxane with new defendants West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (each of which is a subsidiary of Hikma and both of which are referred to collectively herein as West-Ward). The Company did not oppose the substitution of West-Ward for Roxane. The case is fully briefed and the Federal Circuit Court of Appeals has scheduled oral argument for December 5, 2017.

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

On February 26, 2016, Roxane filed suit against the Company in the U.S. District Court for the Southern District of Ohio (the Ohio District Court). The suit sought a declaratory judgment of invalidity and noninfringement of the Method of Treatment Patents. The Company has not sued Roxane for infringing the Method of Treatment Patents. The Company filed a motion to dismiss this lawsuit for lack of personal jurisdiction or to transfer the lawsuit to the Delaware District Court. On December 20, 2016, the Ohio District Court ruled in the Company’s favor, dismissing Roxane’s suit without prejudice for lack of personal jurisdiction.

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

Overview

Vanda Pharmaceuticals Inc. (we, our or Vanda) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. We commenced operations in 2003 and our product portfolio includes:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (the FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (the EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. HETLIOZ® was commercially launched in Germany in August 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Pediatric Non-24, Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was approved by the FDA in May 2009 and launched commercially in the U.S. by Novartis Pharma AG (Novartis) in January of 2010. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us on December 31, 2014. During July 2017, the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) adopted a negative opinion recommending against the marketing authorization of Fanaptum® (oral iloperiodone tablets) for the treatment of schizophrenia in adults. We requested re-examination by the CHMP. This request was accepted and the marketing authorization application is currently in the process of being re-evaluated by the CHMP. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014. Fanapt® has potential utility in a number of other disorders. An assessment of new Fanapt® clinical opportunities is ongoing.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis and the treatment of gastroparesis.

•	VTR-297 (formerly Trichostatin A), a small molecule histone deacetylase (HDAC) inhibitor.

•	VQW-765 (formerly AQW-051), a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

•	Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors.

Operational Highlights

•	Total net product sales from HETLIOZ® and Fanapt® were $41.3 million in the third quarter of 2017, a 2% decrease compared to $42.1 million in the second quarter of 2017 and a 7% increase compared to $38.5 million in the third quarter of 2016.

HETLIOZ®

•	HETLIOZ® net product sales were $22.3 million in the third quarter of 2017, a 1% decrease compared to $22.5 million in the second quarter of 2017 and a 19% increase compared to $18.7 million in the third quarter of 2016.

•	As of October 2017, the full Fanapt® U.S. field force is promoting HETLIOZ® to psychiatrists for their patients with Non-24-Hour Sleep-Wake Disorder. Early results are encouraging and we believe this initiative has the potential to increase the HETLIOZ® rate of growth in 2018.

•	In October 2017, we reached a pricing agreement for HETLIOZ® with the German National Association of Statutory Health Insurance Funds after an Arbitration Board decision. We plan to submit pricing and reimbursement dossiers for HETLIOZ® in both France and Italy in the first half of 2018.

Fanapt®

•	Fanapt® net product sales were $19.1 million in the third quarter of 2017, a 3% decrease compared to $19.5 million in the second quarter of 2017 and a 4% decrease compared to $19.8 million in the third quarter of 2016.

•	Fanapt® prescriptions, as reported by QuintilesIMS Incorporated, were 27,797 in the third quarter of 2017, a 2% decline compared to the second quarter of 2017.

•	The Federal Circuit Court of Appeals has scheduled oral arguments on December 5, 2017 for the appeal by West-Ward Pharmaceutical’s (West-Ward) of the Delaware District Court’s decision that West-Ward’s Abbreviated New Drug Application product infringes our U.S. Patent No. 8,586,610 (the ‘610 Patent). The Delaware District Court issued an injunction barring West-Ward from marketing its product until the expiration of the ‘610 Patent on November 2, 2027.

Research and Development

Tradipitant

•	In September 2017, results were announced from a Phase II clinical study of tradipitant for patients with atopic dermatitis, which showed significant improvements in itch and disease severity. These results were presented at the 9th World Congress of Itch in October 2017.

•	We expect to hold an end of Phase II meeting with the FDA in the first quarter of 2018 to discuss the tradipitant for atopic dermatitis clinical study. A tradipitant for atopic dermatitis Phase III clinical study is expected to begin in the first half of 2018.

•	A tradipitant clinical study for the treatment of gastroparesis is ongoing. Results are expected in mid-2018.

HETLIOZ®

•	Results from the study of HETLIOZ® for the treatment of jet lag disorder after transmeridian travel (2102) are expected in the fourth quarter of 2017.

•	An 8-hour phase advance, simulated jet lag disorder study (3107) was initiated in October 2017 and is expected to be fully enrolled by the end of 2017. Results are expected in the first quarter of 2018.

•	A pharmacokinetic study of the HETLIOZ® pediatric formulation is near completion. The study is expected to be fully enrolled by the end of 2017.

•	Enrollment in the SMS clinical study is ongoing. Results are expected in 2018.

VTR-297

•	The FDA has accepted an Investigational New Drug application for VTR-297, a small molecule HDAC inhibitor, and has provided authorization to proceed with the treatment of patients with relapsed and/or refractory hematologic malignancies.

•	A VTR-297 Phase I study (1101) is expected to start in the first half of 2018. The 1101 study is a dose escalation trial to evaluate drug safety, tolerability and determine a recommended clinical treatment regimen and dose.

Cash, cash equivalents and marketable securities (Cash) were $139.9 million as of September 30, 2017, representing an increase to Cash of $2.8 million during the third quarter of 2017.

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

Outside the U.S., we commercially launched HETLIOZ® in Germany in August 2016. We have also entered into a distribution agreement with Megapharm Ltd. for the commercialization of Fanapt® in Israel.

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

Chargebacks: Chargebacks are discounts that occur when contracted indirect customers purchase directly from specialty pharmacies and wholesalers. Contracted indirect customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy or wholesaler, in turn, charges back the difference between the price initially paid by the specialty pharmacy or wholesaler and the discounted price paid to the specialty pharmacy or wholesaler by the contracted customer. The allowance for chargebacks is based on historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits.

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

The following table summarizes sales discounts and allowance activity for the nine months ended September 30, 2017:

		Discounts,
	Rebates &	Returns and
(in thousands)	Chargebacks	Other	Total
Balance at December 31, 2016	$31,202	$6,458	$37,660
Provision related to current period sales	39,057	15,777	54,834
Adjustments for prior period sales	(2,323)	1,913	(410)
Credits/payments made	(45,270)	(16,609)	(61,879)

Balance at September 30, 2017	$22,666	$7,539	$30,205

The provision of $39.1 million for rebates and chargebacks for the nine months ended September 30, 2017 primarily represents Medicaid rebates and contracted rebate programs applicable to sales of Fanapt®. The provision of $15.8 million for discounts, returns and other for the nine months ended September 30, 2017 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, product returns of Fanapt® in the normal course of business, as well as co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.

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

Intangible Assets

The following is a summary of our intangible assets as of September 30, 2017:

		September 30, 2017
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(in thousands)	(Years)	Amount	Amortization	Amount
HETLIOZ®	January 2033	$33,000	$6,499	$26,501
Fanapt®	November 2016	27,941	27,941	—

		$60,941	$34,440	$26,501

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

The Company is obligated to make a future milestone payment to BMS of $25.0 million when cumulative worldwide sales of HETLIOZ® reach $250.0 million. The obligation of $25.0 million was recorded as a current liability as of September 30, 2017. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset. The intangible asset of $25.0 million is being amortized on a straight-line basis over the remaining life of the U.S. method of use patent for HETLIOZ® that expires in January 2033.

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

Intangible assets are amortized over their estimated useful economic life using the straight-line method. The following is a summary of the future intangible asset amortization schedule as of September 30, 2017:

(in thousands)	Total	2017	2018	2019	2020	2021	Thereafter
HETLIOZ®	$26,501	$432	$1,728	$1,728	$1,728	$1,728	$19,157

Recent Accounting Pronouncements

See Summary of Significant Accounting Policies footnote to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $359.6 million as of September 30, 2017.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenues. Total revenues increased by $2.9 million, or 7%, to $41.3 million for the three months ended September 30, 2017 compared to $38.5 million for the three months ended September 30, 2016. Revenues were as follows:

	Three Months Ended
	September 30,	September 30,	Net
(in thousands)	2017	2016	Change	Percent
HETLIOZ® product sales, net	$22,279	$18,715	$3,564	19%
Fanapt® product sales, net	19,057	19,767	(710)	-4%

	$41,336	$38,482	$2,854	7%

HETLIOZ® product sales increased by $3.6 million, or 19%, to $22.3 million for the three months ended September 30, 2017 compared to $18.7 million for the three months ended September 30, 2016.

Fanapt® product sales decreased by $0.7 million, or 4%, to $19.1 million for the three months ended September 30, 2017 compared to $19.8 million for the three months ended September 30, 2016.

Cost of goods sold. Cost of goods sold decreased by $2.5 million, or 35%, to $4.5 million for the three months ended September 30, 2017 compared to $7.0 million for the three months ended September 30, 2016. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs are 10% of net U.S. sales of HETLIOZ®. Third party royalty costs were 23% of net U.S. sales of Fanapt® through November 15, 2016 and 9% thereafter. The decrease was primarily the result of the change in the royalty rate on Fanapt® sales.

HETLIOZ® cost of goods sold as a percentage of HETLIOZ® revenue depends upon our cost to manufacture inventory at normalized production levels with our third party manufacturers. We expect that, in the future, total HETLIOZ® manufacturing costs included in cost of goods sold will continue to be less than 2% of our net HETLIOZ® product sales.

Fanapt® work-in-process inventory and finished goods inventory acquired from Novartis as part of the acquisition of the Fanapt® business were recorded at fair value. The fair value of the inventory acquired from Novartis represents a higher cost than if new work-in-process inventory and finished goods inventory was manufactured at this time. We expect that, in the future, total U.S. Fanapt® manufacturing costs included in cost of goods sold will continue to be less than 4% of our net U.S. Fanapt® product sales.

Research and development expenses. Research and development expenses increased by $2.9 million, or 40%, to $10.2 million for the three months ended September 30, 2017 compared to $7.3 million for the three months ended September 30, 2016. Expenses for tradipitant for the three months ended September 30, 2017 include an accrued expense of $2.0 million for a milestone obligation that is payable to Eli Lilly upon enrollment of the first subject into a Phase III study for tradipitant. The likelihood of achieving this milestone was determined to be probable during the three months ended September 30, 2017. As a result, the future obligation of $2.0 million tied to such milestone was recorded as research and development expense. Clinical trial expenses associated with the HETLIOZ® Jet Lag Disorder program and the tradipitant gastroparesis program increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. These increases were partially offset by a decrease in indirect project costs. The following table summarizes the costs of our product development initiatives for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,	September 30,
(in thousands)	2017	2016
Direct project costs (1)
HETLIOZ®	$3,171	$3,500
Fanapt®	610	669
Tradipitant	4,845	1,583
VTR-297	389	402
Other	335	—

	9,350	6,154

Indirect project costs (1)
Stock-based compensation	264	539
Other indirect overhead	564	601

	828	1,140

Total research and development expense	$10,178	$7,294

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to expand our product pipeline.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $9.2 million, or 42%, to $31.1 million for the three months ended September 30, 2017 compared to $21.9 million for the three months ended September 30, 2016. The increase was primarily the result of marketing and sales efforts around Fanapt® in the U.S. and HETLIOZ® in Europe and, to a lesser extent, an increase in stock-based compensation expense, partially offset by a decrease in legal fees associated with ongoing patent litigation.

Intangible asset amortization. Intangible asset amortization was $0.4 million for the three months ended September 30, 2017 compared to $2.9 million for the three months ended September 30, 2016. Amortization of intangible assets relating to Fanapt® was completed in November 2016 and had amounted to $2.5 million for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenues. Total revenues increased by $13.0 million, or 12%, to $120.8 million for the nine months ended September 30, 2017 compared to $107.8 million for the nine months ended September 30, 2016. Revenues were as follows:

	Nine Months Ended
	September 30,	September 30,	Net
(in thousands)	2017	2016	Change	Percent
HETLIOZ® product sales, net	$64,968	$52,376	$12,592	24%
Fanapt® product sales, net	55,839	55,397	442	1%

	$120,807	$107,773	$13,034	12%

HETLIOZ® product sales increased by $12.6 million, or 24%, to $65.0 million for the nine months ended September 30, 2017 compared to $52.4 million for the nine months ended September 30, 2016.

Fanapt® product sales increased by $0.4 million, or 1%, to $55.8 million for the nine months ended September 30, 2017 compared to $55.4 million for the nine months ended September 30, 2016.

Cost of goods sold. Cost of goods sold decreased by $6.3 million, or 32%, to $13.1 million for the nine months ended September 30, 2017 compared to $19.4 million for the nine months ended September 30, 2016. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs are 10% of net U.S. sales of HETLIOZ®. Third party royalty costs were 23% of net U.S. sales of Fanapt® through November 15, 2016 and 9% thereafter. The decrease was primarily the result of the change in the royalty rate on Fanapt® sales.

HETLIOZ® cost of goods sold as a percentage of HETLIOZ® revenue depends upon our cost to manufacture inventory at normalized production levels with our third party manufacturers. We expect that, in the future, total HETLIOZ® manufacturing costs included in cost of goods sold will continue to be less than 2% of our net HETLIOZ® product sales.

Fanapt® work-in-process inventory and finished goods inventory acquired from Novartis as part of the acquisition of the Fanapt® business were recorded at fair value. The fair value of the inventory acquired from Novartis represents a higher cost than if new work-in-process inventory and finished goods inventory was manufactured at this time. We expect that, in the future, total U.S. Fanapt® manufacturing costs included in cost of goods sold will continue to be less than 4% of our net U.S. Fanapt® product sales.

Research and development expenses. Research and development expenses increased by $6.9 million, or 32%, to $28.4 million for the nine months ended September 30, 2017 compared to $21.5 million for the nine months ended September 30, 2016. Expenses for tradipitant for the nine months ended September 30, 2017 include an accrued expense of $2.0 million for a milestone obligation that is payable to Eli Lilly upon enrollment of the first subject into a Phase III study for tradipitant. During the three months ended September 30, 2017, the likelihood of achieving this milestone was determined to be probable and as a result the $2.0 million was recorded as research and development expense. Clinical trial expenses associated with the HETLIOZ® Jet Lag Disorder program and the tradipitant gastroparesis program increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. In addition, during the nine months ended September 30, 2017, expenses include a $1.0 million initial license fee to develop and commercialize a portfolio of CFTR activators and inhibitors. The following table summarizes the costs of our product development initiatives for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2017	2016
Direct project costs (1)
HETLIOZ®	$10,863	$9,500
Fanapt®	1,599	2,088
Tradipitant	9,642	4,587
VTR-297	1,692	1,813
Other	1,809	—

	25,605	17,988

Indirect project costs (1)
Stock-based compensation	958	1,552
Other indirect overhead	1,830	2,002

	2,788	3,554

Total research and development expense	$28,393	$21,542

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to expand our product pipeline.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $16.9 million, or 22%, to $92.8 million for the nine months ended September 30, 2017 compared to $75.9 million for the nine months ended September 30, 2016. The increase was primarily the result of marketing and sales efforts around Fanapt® in the U.S. and HETLIOZ® in Europe and, to a lesser extent, an increase in employee costs, partially offset by a decrease in legal fees associated with ongoing patent litigation.

Intangible asset amortization. Intangible asset amortization was $1.3 million for the nine months ended September 30, 2017 compared to $8.8 million for the nine months ended September 30, 2016. Amortization of intangible assets relating to Fanapt® was completed in November 2016 and had amounted to $7.5 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, our total cash and cash equivalents and marketable securities were $139.9 million compared to $141.3 million at December 31, 2016. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored enterprises and commercial paper. Our liquidity resources as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
(in thousands)	2017	2016
Cash and cash equivalents	$22,586	$40,426
Marketable securities:
U.S. Treasury and government agencies	58,674	50,647
Corporate debt	58,621	50,267

Total marketable securities	117,295	100,914

Total cash, cash equivalents and marketable securities	$139,881	$141,340

As of September 30, 2017, we maintained all of our cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to incur substantial costs and expenses throughout 2017 and beyond in connection with our U.S. commercial activities for HETLIOZ® and Fanapt®, including Medicaid rebates, the European commercial launch activities for HETLIOZ®, a milestone payment of $25.0 million to BMS in the first half of 2018 when we expect cumulative worldwide sales of HETLIOZ® to reach $250.0 million, a milestone payment of $2.0 million to Eli Lilly upon the enrollment of the first subject into a Phase III study for tradipitant and the continued clinical development of tradipitant and our other products. Additionally, we continue to pursue market approval of HETLIOZ® and Fanapt® in other regions. Because of the uncertainties discussed above, the costs to advance our research and development projects and the U.S. commercial activities for HETLIOZ® and Fanapt® are difficult to estimate and may vary significantly. Management believes that our existing funds will be sufficient to meet our operating plans for at least the next twelve months. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities and the magnitude of our discovery, preclinical and clinical development programs.

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

Cash Flow

The following table summarizes our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,	September 30,	Net
(in thousands)	2017	2016	Change
Net cash provided by (used in):
Operating activities:
Net loss	$(13,729)	$(17,406)	$3,677
Non-cash charges	10,021	16,481	(6,460)
Net change in operating assets and liabilities	(1,741)	(5,995)	4,254

Operating activities	(5,449)	(6,920)	1,471

Investing activities:
Purchases of property and equipment	(1,473)	(710)	(763)
Net purchases of marketable securities	(16,119)	(17,449)	1,330

Investing activities	(17,592)	(18,159)	567

Financing activities:
Proceeds from the exercise of stock options	5,170	7,001	(1,831)

Financing activities	5,170	7,001	(1,831)
Effect of foreign currencies on cash and cash equivalents	31	—	31

Net decrease in cash and cash equivalents	$(17,840)	$(18,078)	$238

The decrease of $1.5 million in net cash used in operating activities for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 reflects a decrease of $3.7 million in the net loss and a decrease of $4.3 million from the net change in operating assets and liabilities, offset by a decrease of $6.5 million in non-cash charges resulting primarily from completion of the amortization of intangible assets related to Fanapt® in November 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments

The following is a summary of our non-cancellable long-term contractual cash obligations as of September 30, 2017:

	Cash payments due by year (1) (2)
(in thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases	$20,367	$585	$2,308	$2,293	$2,349	$2,174	$10,658
Milestone obligations (3) (4)	27,000	—	27,000	—	—	—	—

	$47,367	$585	$29,308	$2,293	$2,349	$2,174	$10,658

(1)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services due to the cancelable nature of the services. We accrued the costs of these agreements based on estimates of work completed to date. Additionally, this table does not include rebates, chargebacks or discounts recorded as liabilities at the time that product sales are recognized as revenue.
(2)	This table does not include potential future milestone obligations under our license agreement with the University of California San Francisco for the exclusive rights to develop and commercialize a portfolio of CFTR activators and inhibitors where we could be obligated to make potential future milestone payments of up to $46.0 million for regulatory and sales milestones.
(3)	This table includes a $2.0 million milestone obligation under our license agreement with Eli Lilly, for the exclusive rights to develop and commercialize tradipitant, which is due upon enrollment of the first subject into a Phase III study for tradipitant. This table does not include other potential future milestone obligations under the license agreement of $97.0 million, which consist of $2.0 million due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the European Union and up to $95.0 million for future regulatory approval and sales milestones.

(4)	This table includes a milestone obligation under our license agreement with BMS, where we are obligated to make a milestone payment of $25.0 million when cumulative worldwide sales of HETLIOZ® reach $250.0 million, which is expected to occur in the first half of 2018. This obligation is accrued as a current liability in our condensed consolidated balance sheet as of September 30, 2017.

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

Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 86% of total revenues for the nine months ended September 30, 2017. There were six major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 95% of total accounts receivable at September 30, 2017. We mitigate our credit risk relating to accounts receivable from customers by performing ongoing credit evaluations.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2017, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (the Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of our U.S. Patent No. 8,586,610 (the ‘610 Patent) by submitting to the U.S. Food and Drug Administration (the FDA) an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to the settlement agreement with Novartis Pharma AG (Novartis), we assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S. Patent RE39198 (the ‘198 Patent), which is licensed exclusively to us, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in our favor, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that we are entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If we obtain pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals. Roxane filed its opening appellate brief on February 7, 2017. We filed our responsive brief on April 19, 2017, and Roxane filed its reply brief on May 3, 2017. On July 27, 2017, Roxane, now a subsidiary of Hikma Pharmaceuticals PLC (Hikma), petitioned the Federal Circuit Court to substitute Roxane with new defendants West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (each of which is a subsidiary of Hikma and both of which are referred to collectively herein as West-Ward). We did not oppose the substitution of West-Ward for Roxane. The case is fully briefed and the Federal Circuit Court of Appeals has scheduled oral argument for December 5, 2017.

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

On February 26, 2016, Roxane filed suit against us in the U.S. District Court for the Southern District of Ohio (the Ohio District Court). The suit sought a declaratory judgment of invalidity and noninfringement of the Method of Treatment Patents. We have not sued Roxane for infringing the Method of Treatment Patents. We filed a motion to dismiss this lawsuit for lack of personal jurisdiction or to transfer the lawsuit to the Delaware District Court. On December 20, 2016, the Ohio District Court ruled in our favor, dismissing Roxane’s suit without prejudice for lack of personal jurisdiction.

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on March 17, 2006 and incorporated herein by reference).

3.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) on September 25, 2008 and incorporated herein by reference).

3.3	Fourth Amended and Restated Bylaws of the registrant, as amended and restated on December 17, 2015 (filed as Exhibit 3.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on December 21, 2015 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

November 8, 2017	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2017	/s/ James P. Kelly
James P. Kelly
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)