Form 10-K
period 2017-12-31
Vanda Pharmaceuticals Inc.
filed 2018-02-15
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒

As of June 30, 2017, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $715.2 million based on the closing price of the registrant’s Common Stock, as reported by the Nasdaq Global Market, on such date. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 1, 2018 was 45,437,938.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2018 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.

Form 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	the ability of Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) to continue to commercialize HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the United States (U.S.) and Europe;

•	uncertainty as to the ability to increase market awareness of Non-24 and the market acceptance of HETLIOZ®;

•	our ability to continue to generate U.S. sales of Fanapt® (iloperidone) for the treatment of schizophrenia;

•	our dependence on third-party manufacturers to manufacture HETLIOZ® and Fanapt® in sufficient quantities and quality;

•	our level of success in commercializing HETLIOZ® and Fanapt® in new markets;

•	our ability to prepare, file, prosecute, defend and enforce any patent claims and other intellectual property rights;

•	a loss of rights to develop and commercialize our products under our license agreements;

•	the ability to obtain and maintain regulatory approval of our products, and the labeling for any approved products;

•	the timing and success of preclinical studies and clinical trials;

•	a failure of our products to be demonstrably safe and effective;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding trends with respect to our revenues, costs, expenses, liabilities and cash, cash equivalents and marketable securities;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	our failure to identify or obtain rights to new products;

•	a loss of any of our key scientists or management personnel;

•	limitations on our ability to utilize some or all of our prior net operating losses and orphan drug and research and development credits;

•	the cost and effects of litigation;

•	our ability to obtain the capital necessary to fund our research and development or commercial activities;

•	losses incurred from product liability claims made against us; and

•	use of our existing cash, cash equivalents and marketable securities.

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

ITEM 1. BUSINESS

Overview

Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. Vanda commenced its operations in 2003 and our product portfolio includes:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. HETLIOZ® was commercially launched in Germany in August 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Pediatric Non-24, Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was approved by the FDA in May 2009 and launched commercially in the U.S. by Novartis Pharma AG (Novartis) in January 2010. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us on December 31, 2014. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014. Fanapt® has potential utility in a number of other disorders. An assessment of new Fanapt® clinical opportunities is ongoing.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis and the treatment of gastroparesis.

•	VTR-297 (formerly Trichostatin A), a small molecule histone deacetylase (HDAC) inhibitor.

•	VQW-765 (formerly AQW-051), a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

•	Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors.

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing HETLIOZ® in the U.S. and Europe and Fanapt® in the U.S. alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Item 1A of Part I entitled Risk Factors and Item 7 of Part II entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K.

Our activities will necessitate significant uses of working capital in 2018 and beyond. We are currently concentrating our efforts on selling HETLIOZ® and Fanapt® in the U.S. and our continued commercialization of HETLIOZ® in Europe. Additionally, we continue to pursue market approval of HETLIOZ® and Fanapt® in other regions. We will continue to work with our distribution partners on the commercialization of Fanapt® outside the U.S. We see opportunities to grow our commercial products through life cycle management strategies that include the addition of new indications and formulations. We have built a research and development organization that includes extensive expertise in the scientific disciplines of pharmacogenetics and pharmacogenomics. We operate cross-functionally and are led by an experienced research and development management team. Our pipeline includes novel programs that could address largely unmet medical needs.

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

FDA approval in May 2009;

Commercial launch in January 2010;

U.S. and Canada rights sublicensed to Novartis in October 2009 and reacquired by Vanda in December 2014;

Long term maintenance supplemental New Drug Application (sNDA) approval in May 2016

Fanaptum® (Oral) (iloperidone)		Mexico	Market approval in October 2013; Commercial launch in the fourth quarter of 2014 by our local distribution partner

		Israel	Market approval August 2012; Commercial launch in the fourth quarter of 2014 by our local distribution partner

We have the following products in clinical development:

Product	Target Indication	Select Historical Milestones
HETLIOZ® (tasimelteon)	Pediatric Non-24	Initiated a liquid formulation pharmacokinetic study in the fourth quarter of 2016
	SMS	Initiated a placebo controlled study in the fourth quarter of 2016

	Jet Lag Disorder	Initiated a placebo controlled transmeridian travel study in the fourth quarter of 2016; Initiated a placebo controlled simulated jet lag study in the fourth quarter of 2017

Fanapt® (Oral) (iloperidone)	Schizophrenia	Long-acting injectable under evaluation

	Other Disorders	Potential indications are under evaluation including bipolar depression, major depressive disorder and post-traumatic stress disorder – nightmares

Tradipitant (VLY-686)	Pruritus in patients with Atopic Dermatitis	Completed a placebo controlled clinical study and reported results in the third quarter of 2017

	Gastroparesis	Initiated a placebo controlled study in fourth quarter of 2016

VTR-297	Oncology	In development for hematologic malignancies

VQW-765	CNS Disorders	Potential indications are under strategic evaluation including cognitive impairment

HETLIOZ®

Commercial opportunity: Non-24

In January 2014, HETLIOZ® was approved in the U.S. for the treatment of Non-24. Non-24 is a serious, rare and chronic circadian rhythm disorder characterized by the inability to entrain (synchronize) the master body clock with the 24-hour day-night cycle. HETLIOZ® is the first FDA approved treatment for Non-24. HETLIOZ® is a melatonin agonist of the human MT1 and MT2 receptors, with greater specificity for MT2. These receptors are thought to be involved in the control of circadian rhythms. HETLIOZ® is believed to reset the master body clock in the suprachiasmatic nucleus, located in the hypothalamus, resulting in the entrainment and alignment of the body’s melatonin and cortisol rhythms to the 24-hour day-night cycle. HETLIOZ® was launched commercially in the U.S. in April 2014. In addition, in July 2015, the EC granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults and included post-marketing commitments related to a pediatric investigation plan. This authorization is valid in the 28 countries that are members of the European Union (E.U.), as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® was launched commercially in Germany in August 2016.

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

Non-24 affects a majority of totally blind individuals, or approximately 80,000 people in the U.S. Blind individuals who develop Non-24 lack the light sensitivity necessary to synchronize the master body clock in the brain with the 24-hour day-night cycle. In sighted individuals, decreased exposure or sensitivity to light and social and physical activity cues may contribute to a free-running circadian rhythm. With the high frequency of mental disorders involving social isolation and cases of Non-24 developing after a change in sleep habits, behavioral factors in combination with physiological tendency may precipitate and perpetuate this disorder in sighted individuals. Hospitalized individuals with neurological and psychiatric disorders can become insensitive to social cues, predisposing them to the development of Non-24.

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

We initiated an open label interventional study in patients with SMS in the fourth quarter of 2015 and shared the results at the joint congress of World Association of Sleep Medicine and World Sleep federation in October 2017, which showed that parents of children with SMS reported improvement in sleep quality and a decrease in aberrant behaviors during treatment as compared to baseline. We initiated a SMS placebo controlled study in the fourth quarter of 2016. Enrollment in this study is ongoing. SMS is a rare genetic disorder caused by a deletion on chromosome 17. The U.S. National Institute of Health estimates that SMS affects approximately one in 20,000 births in the U.S.

We initiated an observational study in Jet Lag Disorder in the fourth quarter of 2015. The data from that study was used to support clinical study design for our two placebo controlled studies. We initiated a placebo controlled transmeridian travel study in the fourth quarter of 2016 and a placebo controlled simulated jet lag study in the fourth quarter of 2017.

Fanapt®

Commercial Opportunity: Schizophrenia

Fanapt® is a product for the treatment of schizophrenia. In May 2009, the FDA granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. In October 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis in June 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis had exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. In January 2010, Novartis launched Fanapt® in the U.S. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to Vanda as part of a settlement agreement. In June 2015, we announced positive results from REPRIEVE, a Phase III long-term maintenance study that was conducted by Novartis. In May 2016, the FDA approved a sNDA for Fanapt® for the maintenance treatment of schizophrenia in adults.

In July 2017, the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion recommending against approval of Fanaptum® (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the E.U. The CHMP was of the opinion that the benefits of Fanaptum® did not outweigh its risks and recommended against marketing authorization. The negative opinion was upheld upon appeal in November 2017.

We received market approval for the commercialization of Fanapt® in Israel in August 2012 and in Mexico in October 2013. Our distribution partners launched Fanapt® in Israel and Mexico in 2014. As of December 31, 2017, we no longer have an active distributor relationship in Mexico.

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

Pursuant to a settlement agreement with Novartis, we reacquired the U.S. and Canadian rights to the long-acting injectable (depot) formulation of Fanapt®. We are evaluating the commercial opportunity around the depot formulation.

Therapeutic opportunity: Other

We are currently in the process of evaluating potential indications, including bipolar depression, major depressive disorder and post-traumatic stress disorder – nightmares.

Tradipitant (VLY-686)

Tradipitant is a small molecule NK-1R antagonist that we licensed from Eli Lilly and Company (Lilly) in April 2012. NK-1R antagonists have been evaluated in a number of indications including chemotherapy-induced nausea and vomiting, post-operative nausea and vomiting, gastroparesis, alcohol dependence, anxiety, depression and chronic pruritus associated with atopic dermatitis.

We commenced a Phase II clinical study of tradipitant in the treatment of chronic pruritus in patients with atopic dermatitis in 2014. Results from this study, which were announced in March 2015, showed no significant difference from placebo on the pre-specified primary endpoint. Vanda believes this proof of concept study was informative, in that through subsequent analyses, it revealed statistically significant and clinically meaningful responses across multiple outcomes evaluated in individuals with higher blood plasma levels of tradipitant at the time of their pruritus assessments. We initiated a placebo controlled pruritus proof of concept study in the second quarter of 2016. Results from this study, which were announced in September 2017, showed significant improvements in itch and disease severity. These results were presented at the 9th World Congress of Itch in October 2017.

We initiated a placebo controlled Phase II clinical study of tradipitant in the treatment of gastroparesis in the fourth quarter of 2016.

VTR-297

VTR-297 is a small molecule HDAC inhibitor with potential use as a treatment for several oncology indications. The FDA accepted an Investigational New Drug (IND) application for VTR-297 in 2017 and provided authorization to proceed with the treatment of patients with relapsed and/or refractory hematologic malignancies.

VQW-765

VQW-765 is a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist that we licensed from Novartis on December 31, 2014 pursuant to a settlement agreement. We are evaluating potential indications, including cognitive impairment.

License Agreements

Our rights to develop and commercialize our products are subject to the terms and conditions of licenses granted to us by other pharmaceutical companies.

HETLIOZ®

In February 2004, we entered into a license agreement with Bristol-Myers Squibb (BMS) under which we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As a result of the FDA’s approval of the HETLIOZ® New Drug Application (NDA) in January 2014, we made an $8.0 million milestone payment to BMS in the first quarter of 2014 under the license agreement that was capitalized as an intangible asset and is being amortized over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patent for HETLIOZ® in the U.S. We are obligated to make a future milestone payment to BMS of $25.0 million when cumulative worldwide sales of HETLIOZ® reach $250.0 million, which is expected to occur in the first half of 2018. The probable future $25.0 million milestone obligation was capitalized as an intangible asset in the first quarter of 2015 and is being amortized over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patent for HETLIOZ® in the U.S. Additionally, we are obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where we commercialize HETLIOZ® for a period equal to the greater of 10 years following the first commercial sale in the territory or the expiry of the new chemical entity patent in that territory. During the period prior to the expiry of the new chemical entity patent in a territory, we are obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no new chemical entity patent existed or for the remainder of the 10 years after the expiry of the new chemical entity patent. We are also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that we receive from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. We have agreed with BMS in our license agreement for HETLIOZ® to use our commercially reasonable efforts to develop and commercialize HETLIOZ®.Either party may terminate the HETLIOZ® license agreement under certain circumstances, including a material breach of the agreement by the other. In the event we terminate our license, or if BMS terminates our license due to our breach, all rights licensed and developed by us under this agreement will revert or otherwise be licensed back to BMS on an exclusive basis.

Fanapt®

Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us on December 31, 2014. We were obligated to make royalty payments to Sanofi S.A. (Sanofi) and Titan Pharmaceuticals Inc. (Titan) at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200.0 million, and at a percentage rate in the mid-twenties on sales over $200.0 million through November 2016. In February 2016, we amended the agreement with Sanofi and Titan to remove Titan as the entity through which royalty payments from Vanda are directed to Sanofi following the expiration of the new chemical entity patent for Fanapt® in the U.S. on November 15, 2016. Under the amended agreement, we pay directly to Sanofi a fixed royalty of 3% of net sales from November 16, 2016 through December 31, 2019 related to manufacturing know-how. We made a $2.0 million pre-payment during the year ended December 31, 2016 that applied to this 3% manufacturing know-how royalty. No further royalties on manufacturing know-how are payable by us after December 31, 2019. This amended agreement did not alter Titan’s obligation under the license agreement to make royalty payments to Sanofi prior to November 16, 2016 or our obligation to pay Sanofi a fixed royalty on Fanapt® net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the new chemical entity patent has expired or was not issued. We may lose our rights to develop and commercialize Fanapt® if we fail to comply with certain requirements in the Titan license agreement regarding our financial condition, or if we fail to comply with certain diligence obligations regarding our development or commercialization activities.

Tradipitant (VLY-686)

In April 2012, we entered into a license agreement with Lilly pursuant to which we acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications. The patent describing tradipitant as a new chemical entity expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments. Lilly is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. The $4.0 million of pre-NDA approval milestones includes $2.0 million due upon enrollment of the first subject into a Phase III study for tradipitant and $2.0 million due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the E.U. The likelihood of achieving the enrollment of the first subject into a Phase III study for tradipitant was determined to be probable during the third quarter of 2017. As a result, the future obligation of $2.0 million tied to such milestone was recorded as research and development expense in 2017. We are obligated to use commercially reasonable efforts to develop and commercialize tradipitant. Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other. In the event that we terminate the agreement, or if Lilly terminates the agreement due to our breach or for certain other reasons set forth in the agreement, all rights licensed and developed by us under the agreement will revert or otherwise be licensed back to Lilly on an exclusive basis, subject to payment by Lilly to us of a royalty on net sales of products that contain tradipitant.

VQW-765

In connection with the settlement agreement with Novartis relating to Fanapt®, we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist. Pursuant to the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize VQW-765 and are responsible for all development costs. We have no milestone obligations, but Novartis is eligible to receive tiered-royalties on net sales at percentage rates up to the mid-teens.

Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other. In the event that we terminate the agreement, or if Novartis terminates the agreement due to our breach or for certain other reasons set forth in the agreement, all rights licensed and developed by us under the agreement will revert or otherwise be licensed back to Novartis on an exclusive basis, subject to payment by Novartis to us of a royalty on net sales of products that contain VQW-765.

Portfolio of CFTR activators and inhibitors

In March 2017, we entered into a license agreement with the University of California San Francisco (UCSF), under which we acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, we will develop and commercialize the CFTR activators and inhibitors and are responsible for all development costs under the license agreement, including current pre-investigational new drug development work. The license agreement provides for an initial license fee of $1.0 million, which was paid by us in the first quarter of 2017, annual maintenance fees and up to $46.0 million in potential regulatory and sales milestone obligations. UCSF is also eligible to receive single-digit tiered royalties on net sales.

Either party may terminate the agreement under certain circumstances. In the event that we terminate the agreement, or if UCSF terminates the agreement due to our breach or for certain other reasons set forth in the agreement, all rights licensed and developed by us under the agreement will revert or otherwise be licensed back to UCSF. Termination will not relieve Vanda of its obligation to pay royalties or other payments owed, if any, to UCSF under the terms of the agreement.

Government Regulation

Government authorities in the U.S., at the federal, state and local level, as well as foreign countries and local foreign governments, regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, import and export of our products. Other than HETLIOZ® in the U.S. and the E.U. and Fanapt® in the U.S., Israel and Mexico, all of our products will require regulatory approval by government agencies prior to commercialization. In particular, human pharmaceutical products are subject to rigorous pre-clinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate domestic and foreign laws, rules and regulations require the expenditure of significant time and human and financial resources.

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

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We or our partners may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us or our partners from marketing our products. Furthermore, the FDA may prevent a drug developer from marketing a drug under a label for its desired indications or place other conditions on distribution as a condition of any approvals, which may impair commercialization of the drug. After approval, some types of changes to the approved drug, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Similar regulatory procedures must also be followed within countries outside the U.S.

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

The Hatch-Waxman Act

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book.” Drugs listed in the Orange Book can, in turn be cited by potential competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved drug in the Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new drug. A certification that the new drug will not infringe the already approved drug’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced drug have expired.

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

Under E.U. regulatory systems, we may submit Marketing Authorization Applications (MAAs) either under a centralized or decentralized procedure. The centralized procedure, which is available for drugs produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all E.U. member states. This authorization is a marketing authorization approval. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure.

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

HETLIOZ®, Fanapt®, tradipitant and VQW-765 are covered by new chemical entity and other patents and patent applications. In addition, new chemical entity patent protection has been requested for VTR-297 and CFTR and patent applications for the active ingredients in these products remain pending. For more on these license and sublicense arrangements, see License Agreements above. In addition, we have filed for patents based on our own discoveries that seek to provide additional protection for HETLIOZ® and Fanapt®. The primary new chemical entity patent covering Fanapt® expired in November 2016.

The table below is a summary of Orange Book listed patents for our commercial products. Members of these patent families are also issued or pending in a number of major market territories, such as Europe and Japan.

	Number	Type
HETLIOZ®	US 5,856,529	New chemical entity
	US 9,060,995	Method of treatment
	US 9,539,234	Method of treatment
	US 9,549,913	Method of treatment
	US 9,730,910	Method of treatment
	US 9,855,241	Method of treatment
	US RE46604	Method of treatment

Fanapt®	US 8,586,610	Method of treatment
	US 8,652,776	Method of treatment
	US 8,999,638	Method of treatment
	US 9,072,742	Method of treatment
	US 9,074,254	Method of treatment
	US 9,074,255	Method of treatment
	US 9,074,256	Method of treatment
	US 9,138,432	Method of treatment
	US 9,157,121	Method of treatment

HETLIOZ®

Our rights to the new chemical entity patent covering HETLIOZ® and related intellectual property have been acquired through a license with BMS. HETLIOZ® and its formulations, genetic markers and uses are covered by a total of 14 patent and patent application families worldwide. The primary new chemical entity patent covering HETLIOZ® expires in December 2018 in the U.S. and expired in 2017 in most other markets. The Hatch-Waxman Act provides for an extension of new chemical entity patents for a period of up to five years following the normal expiration of the patent covering that compound to compensate for time spent in development. We believe that HETLIOZ® will meet the various criteria of the Hatch-Waxman Act and will receive five additional years of patent protection in the U.S., which would extend its new chemical entity patent protection in the U.S. until 2022. An application for the five year patent term extension has been filed and is being processed by the U.S. Patent and Trademark Office. The U.S. Patent and Trademark Office has issued six method of use patents for HETLIOZ® that will expire during 2033 and 2034. Both the new chemical entity patent and the method of use patents are listed in the Orange Book.

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

Fanapt® and its metabolites, formulations, genetic markers and uses are covered by a total of 17 patent and patent application families in the U.S., Europe, and other markets. The primary new chemical entity patent covering Fanapt® expired in November 2016 in the U.S. and expired in 2010 in major markets outside the U.S. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the Orange Book in January 2015, is set to expire in 2027, potentially further extending the exclusivity protection of Fanapt®. Additional method of treatment patents were issued and listed in the Orange Book with the latest expected expiry in December 2031. See Note 16, Legal Matters, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information.

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

VQW-765

Novartis owns a new chemical entity patent as well as patent applications directed to methods of using VQW-765, VQW-765 formulations, and combinations of VQW-765 with other active pharmaceutical ingredients. The new chemical entity patent expires normally in 2023 in the U.S., Europe, and other markets.

VTR-297

VTR-297 is a small molecule HDAC inhibitor with potential use as a treatment for several oncology indications. We have pending patent applications covering the use of VTR-297 and plan on filing additional applications based on discoveries made throughout the development plan of this molecule.

Portfolio of CFTR activators and inhibitors

Our portfolio of CFTR activators and inhibitors may have broad applicability in addressing a number of high unmet medical needs, including chronic dry eye, constipation, polycystic kidney disease, cholestasis and secretory diarrheas. We plan on filing applications based on discoveries made throughout the development plan of these compounds.

Other Patents

Aside from the new chemical entity patents and other in-licensed patents relating to Fanapt®, HETLIOZ®, tradipitant and VQW-765, we have numerous patent and patent application families, most of which have been filed in key markets including the U.S., relating to our products and development compounds. In addition, we have several other patent application families relating to drugs not presently in clinical studies. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering other products, pharmaceutical compositions and methods of use.

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

Third-Party Reimbursement and Pricing Controls

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (together, PPACA), has changed and is expected to further significantly change the way healthcare is financed by both governmental and private insurers. The provisions of PPACA became effective over various periods from 2010 through 2014. We cannot predict the complete impact of PPACA on pharmaceutical companies because many of PPACA’s reforms require the promulgation of detailed regulations to implement the statutory provisions, which has not yet occurred. While we cannot predict the complete impact on federal reimbursement policies this law will have in general or specifically on any product we commercialize, PPACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. The rebates, discounts, taxes and other costs resulting from PPACA may have a significant effect on our profitability in the future. In addition, potential reductions of the per capita rate of growth in Medicare spending under PPACA, could potentially limit access to certain treatments or mandate price controls for our products. Moreover, although the U.S. Supreme Court has upheld the constitutionality of most of PPACA, some states have indicated that they intend not to implement certain sections of PPACA, and some members of the U.S. Congress are still working to repeal PPACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us or our partners.

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

In many foreign markets, including the countries in the E.U. and Japan, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Marketing and Sales

HETLIOZ® was approved in the U.S. for the treatment of Non-24 in January 2014 and commercially launched in the U.S. in April 2014. Additionally, HETLIOZ® was approved in the E.U. for the treatment of Non-24 in totally blind adults in July 2015. We commercially launched HETLIOZ® in Germany in August 2016.

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

Fanapt® was launched in Israel and Mexico by our distribution partners in 2014. As of December 31, 2017, we no longer have an active distributor relationship in Mexico. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation in other regions.

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

We have agreements in place with Patheon Pharmaceuticals Inc. and Patheon Inc. (collectively, Patheon), subsidiaries of Thermo Fisher Scientific, for the manufacture of HETLIOZ® and Fanapt®.

In January 2014, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of HETLIOZ® 20 mg capsules at Patheon’s Cincinnati, Ohio manufacturing site. Under the HETLIOZ® manufacturing agreement, we are responsible for supplying the active pharmaceutical ingredient for HETLIOZ® to Patheon and have agreed to certain minimum yearly order requirements. Patheon is responsible for manufacturing the HETLIOZ® 20 mg capsules, conducting quality control and stability testing, and packaging the HETLIOZ® capsules. The HETLIOZ® manufacturing agreement has an initial term of five years and will automatically renew after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least twelve months prior to the end of the then current term. Either party may terminate the HETLIOZ® manufacturing agreement under certain circumstances upon specified written notice to the other party.

As part of a settlement agreement, we assumed Novartis’ manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt®. In May 2016, we entered into a new manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® 1, 2, 4, 6, 8, 10 and 12 mg tablets at Patheon’s Mississauga, Ontario, Canada manufacturing site. Under the Fanapt® manufacturing agreement, we are responsible for sourcing the supply of the active pharmaceutical ingredient (iloperidone), and have agreed to order from Patheon at least 70% of the total yearly requirement of new units of Fanapt® tables for the U.S. and other specified countries each year for the term of the agreement. The Fanapt® manufacturing agreement has an initial term of five years and will automatically renew after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least twelve months prior to the end of the then current term. Either party may terminate the Fanapt® manufacturing agreement under certain circumstances upon specified written notice to the other party.

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

Research and development expenses amounted to $38.5 million, $29.2 million and $29.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Major Customers

Our revenues are generated from product sales and are concentrated with specialty pharmacies and wholesalers. There were six major customers that each accounted for more than 10% of total revenues and, as a group, represented 95% of total revenues for the year ended December 31, 2017.

Competition

The pharmaceutical industry, in particular, is highly competitive and includes a number of established large and mid-sized companies with greater financial, technical and personnel resources than we have and significantly greater commercial infrastructures than we have. Our market segment also includes several smaller emerging companies whose activities are directly focused on our target markets and areas of expertise. Our products, once approved for commercial use, will compete with numerous therapeutic treatments offered by these competitors. While we believe that our products will have certain favorable features, existing and new treatments may also possess advantages. Additionally, the development of other drug technologies and methods of disease prevention are occurring at a rapid pace. These developments may render our products or technologies obsolete or noncompetitive.

We believe the primary competitors for HETLIOZ® and Fanapt® are as follows:

•	For HETLIOZ® in the treatment of Non-24, there are no FDA approved direct competitors. Sedative-Hypnotic treatments for certain sleep related disorders include, Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc., Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Silenor® (doxepin) by Pernix Therapeutics, Belsomra® (suvorexant) by Merck & Co., Inc., generic products such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agomelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals Ltd. and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Teva Pharmaceutical Industries Ltd.

•	For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the depot formulation Risperdal Consta® and Invega® (paliperidone), including the depot formulation Invega® Sustenna®, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, each by Eli Lilly and Company, Seroquel® and Seroquel XR® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Otsuka America Pharmaceutical Inc., Abilify Maintena® (the depot formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Allergan plc, Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Rexulti® (brexpiprazole) by Lundbeck/Otsuka America Pharmaceutical, Inc., Aristada™ (aripiprazole lauroxil) extended-release injectible suspension by Alkermes, Inc., Vraylar™ (cariprazine) by Teva Pharmaceutical Industries Ltd., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

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

Employees

We had 273 full-time employees as of December 31, 2017, compared with 142 employees as of December 31, 2016. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

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

In January 2014, the U.S. Food and Drug Administration (FDA) approved our New Drug Application (NDA) for HETLIOZ® for the treatment of Non-24 and in April 2014, we commenced the U.S. commercial launch of HETLIOZ®. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults, and in August 2016 we commenced the commercial launch of HETLIOZ® in Germany. This authorization is valid in the 28 countries that are members of the European Union (E.U.), as well as European Economic Area members Iceland, Liechtenstein and Norway.

In the first quarter of 2015, we acquired the U.S. commercial rights to Fanapt®, and began selling, marketing and distributing Fanapt® in the U.S.

Our ability to generate significant product revenue from sales of HETLIOZ® and Fanapt®, both in the U.S. and abroad, in the near term will depend on, among other things, our ability to:

•	defend our patents and intellectual property from generic competition;

•	maintain commercial manufacturing arrangements with third-party manufacturers;

•	produce, through a validated process, sufficiently large quantities of inventory of our products to meet demand;

•	continue to maintain and grow a wide variety of internal sales, distribution and marketing capabilities sufficient to sustain growth in sales of our products;

•	gain broad acceptance of our products from physicians, health care payors, patients, pharmacists and the medical community;

•	properly price and obtain adequate coverage and reimbursement of these products by governmental authorities, private health insurers, managed care organizations and other third-party payors;

•	maintain compliance with ongoing labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements;

•	obtain regulatory approval to expand the labeling of our approved products for additional indications;

•	obtain regulatory approval for HETLIOZ® or Fanapt® in additional countries;

•	adequately protect against and effectively respond to any claims by holders of patents and other intellectual property rights that our products infringe their rights; and

•	adequately protect against and effectively respond to any unanticipated adverse effects or unfavorable publicity that develops in respect to our products, as well as the emergence of new or existing competitive products, which may be proven to be more clinically effective and cost-effective.

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

Any increase in sales of HETLIOZ® and Fanapt® will be dependent on several factors, including our ability to educate physicians and to increase physician awareness of the benefits and cost-effectiveness of our products relative to competing products. The degree of further market acceptance of any of our products or market acceptance of approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including but not limited to:

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

Our business strategy includes entering into collaborations with corporate collaborators for the commercialization of HETLIOZ®, Fanapt® and our other products. Areas in which we may potentially enter into third-party collaboration arrangements include joint sales and marketing arrangements for sales and marketing in certain E.U. countries and elsewhere outside of the U.S., and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator, this could result in an adverse effect on our business, results of operations or financial condition. Any arrangements we do enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.

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

As of December 31, 2017, we had 273 full-time employees, including our sales team. We rely on outsourcing arrangements for a significant portion of our activities, including distribution, clinical research and development, data collection and analysis and manufacturing, as well as for certain functions as a public company. We have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

Disruptions to our HETLIOZ® or Fanapt® supply chains could materially affect our level of success in commercializing HETLIOZ® or Fanapt®, thereby reducing our future earnings and prospects.

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

Pharmaceutical companies are subject to extensive government regulation and oversight by government authorities in countries in which they do business. As a result, we may become subject to governmental actions which could materially and adversely affect our business, results of operations and financial condition, certain of which are described below.

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

We participate in the Medicaid Drug Rebate Program for both HETLIOZ® and Fanapt®. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having our drugs eligible for coverage under Medicaid and Medicare Part B. Those rebates are based on pricing data that are reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services (CMS). Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing discount program (340B program), in order for the manufacturer’s drugs to be eligible for coverage under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The ceiling price can represent a significant discount and is based on the pricing data reporting to the Medicaid Drug Rebate Program.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (together, PPACA) expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by PPACA. PPACA exempts drugs designated under section 526 of the FDC Act as “orphan drugs” from the ceiling price requirements for these newly-eligible entities.

PPACA also obligates the Health Resources and Services Administration (HRSA) to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program. HRSA issued a final regulation in January of 2017 regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, although that regulation has been withdrawn and is not currently applicable. The withdrawn final regulation regarding the 340B program included a requirement that a manufacturer calculate the 340B ceiling price on a quarterly basis, the requirement that a manufacturer charge $0.01 per unit of measure if the 340B ceiling price calculation results in a ceiling price that equals zero (penny pricing), the methodology manufacturers must use when estimating the ceiling price for a new covered outpatient drug, an explanation of how a civil monetary penalty (CMP) would be imposed on a manufacturer that knowingly and intentionally overcharges a covered entity; and an explanation of what would constitute an instance of overcharging to trigger a CMP. HRSA recently issued a proposed regulation regarding an administrative dispute resolution process for the 340B program. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or otherwise expand the 340B program.

Federal law also requires that for a drug manufacturer’s products to be eligible for coverage under the Medicaid and Medicare Part B programs and to be purchased by certain federal agencies and grantees, the manufacturer must participate in the Department of Veterans Affairs Federal Supply Schedule (FSS), pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Manufacturers that participate in the FSS pricing program must list their covered (innovator and authorized generic) drugs on an FSS contract and charge no more than Federal Ceiling Price (FCP), to the Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard when those agencies purchase from the FSS contract or a depot contract. FCP is calculated based on non-federal average manufacturer price data, which manufacturers must submit quarterly and annually. In addition, because our products are available in the retail and specialty pharmacy setting, we are required to provide rebates to the Department of Defense for prescriptions dispensed to Tricare beneficiaries from Tricare retail network pharmacies under the Tricare Retail Refund Program. To the extent we choose to participate in these government healthcare programs for our current and future products, these and other requirements may affect our ability to profitably sell any product for which we obtain marketing approval.

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

We may be liable for errors associated with our submission of pricing data. If we are found to have knowingly submitted false pricing data to the Medicaid program or the FSS pricing program, we may be liable for civil monetary penalties in the amount of up to $100,000 per item of false information. Our failure to submit pricing data to the Medicaid program or the FSS pricing program on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, which is the agreement under which we would participate in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, our products may no longer be eligible for coverage under Medicaid or Medicare Part B. There can be no assurance that our submissions will not be found to be incomplete or incorrect.

Third-party payors decide which drugs they will cover and establish reimbursement and co-pay levels. Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Even with such studies, any of our products that are commercialized may be considered less cost-effective than other products, and third-party payors may not provide coverage and reimbursement, in whole or in part, for our products.

Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system and reimbursement systems in ways that could impact our ability and that of our partners to profitably sell commercialized products.

Payors also are increasingly considering new metrics as the basis for reimbursement rates. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover any of our commercialized products.

In addition, we anticipate that a significant portion of our or our partners’ revenue from sales of commercialized products will be obtained through government payors, including Medicare and Medicaid. Any failure to obtain eligibility for coverage under those programs for products we are able to commercialize would have a material adverse effect on revenues and royalties from sales of such products.

Interactions with Healthcare Providers

Physicians and other healthcare providers often play a primary role in the recommendation and prescription of pharmaceutical products. Manufacturers of branded prescription drugs are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval. Some of the laws and regulations that may affect our ability to operate are described below.

Anti-Kickback Laws

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any health care item or service reimbursable under federal healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, patients, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. A number of states also have anti-kickback laws that establish similar prohibitions that may apply to items or services reimbursed by government programs, as well as any third-party payors, including commercial payors. Violations of the Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from the participation in federal healthcare programs, such as Medicare and Medicaid.

Prescription Drug Marketing Act

As part of the sales and marketing process, pharmaceutical companies frequently provide healthcare providers with samples of approved drugs. The Prescription Drug Marketing Act (PDMA) imposes requirements and limitations upon the distribution of drugs and drug samples, and prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage and handling, as well as record keeping and other requirements. Violations of the PDMA may result in criminal and civil penalties. In addition, the PPACA imposes annual reporting requirements related to sample distribution.

False Claims Act

The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds and knowingly making, or causing to be made or used, a false record or statement to get a false claim paid. Certain marketing practices may implicate the federal civil False Claims Act, including promotion of pharmaceutical products for unapproved uses, providing free product to customers with the expectation that the customer would bill federal programs for the product, or inflating prices reported to private price publication services used to set drug reimbursement rates under federal healthcare programs. In addition, PPACA amended the Social Security Act to provide that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement, which increased to a range of $10,957 to $21,916 in February 2017. Violations of the False Claims Act are also punishable by exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. Pharmaceutical and other life sciences companies often resolve allegations without admissions of liability for significant and sometimes material amounts to avoid the uncertainty of treble damages and per claim penalties that may awarded in litigation proceedings. They may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.

Health Insurance Portability and Accountability Act

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), includes federal criminal statutory provisions that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, impose certain requirements and restrictions on certain types of individuals and entities relating to the privacy and security of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable not only to covered entities (e.g. health care providers and health plans), but also to business associates, i.e., independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

Physician Payment Sunshine Act

The federal Physician Payment Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually (with certain exceptions) to CMS, information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other ‘‘transfers of value’’ to such physician owners. Failure to report relevant data may result in civil fines and/or penalties.

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

Analogous State and Foreign Laws

Many states also have statutes or regulations similar to the federal laws described above, including state anti-kickback and false claims laws. In addition to requiring reporting transfers of value, some states have imposed price reporting requirements, and an increasing number of countries worldwide have either adopted or are considering similar laws requiring disclosure of various interactions with healthcare professionals. These state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, a number of states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities, or require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Compliance with these laws requires significant resources and companies that do not comply may face civil penalties or other consequences.

Outside the U.S., we are subject to similar regulations in those countries where we market and sell products, including with respect to transparency, bribery and other laws mentioned above. In some foreign countries, including major markets in the E.U. and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. Our business could be materially harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

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

Other Laws and Regulations

There are evolving legal requirements and other statutory and regulatory regimes that will continue to affect our business.

Efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products. If a manufacturer’s operations, including activities conducted by its sales or marketing teams, are found to be in violation of any of these laws or any other governmental regulations that apply to the company, the company may be subject to significant civil, criminal and administrative sanctions, including imprisonment, monetary penalties, damages, fines, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of operations.

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

Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others or with products which may cost less than our products. Physicians, patients, third party payors and the medical community may not accept or utilize any of our products that may be approved. If HETLIOZ®, Fanapt® and our other products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. We believe the primary competitors for HETLIOZ® and Fanapt® are as follows:

•	For HETLIOZ® in the treatment of Non-24, there are no FDA approved direct competitors. Sedative-Hypnotic treatments for certain sleep related disorders include, Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc., Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Silenor® (doxepin) by Pernix Therapeutics, Belsomra® (suvorexant) by Merck & Co., Inc., generic products such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agomelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals Ltd. and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Teva Pharmaceutical Industries Ltd.

•	For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the depot formulation Risperdal Consta® and Invega® (paliperidone), including the depot formulation Invega® Sustenna®, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the depot formulation Zyprexa® Relprevv™, each by Eli Lilly and Company, Seroquel® and Seroquel XR® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Otsuka America Pharmaceutical Inc., Abilify Maintena® (the depot formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Allergan plc, Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Rexulti® (brexpiprazole) by Lundbeck/Otsuka America Pharmaceutical, Inc., Aristada™ (aripiprazole lauroxil) extended-release injectible suspension by Alkermes, Inc., Vraylar™ (cariprazine) by Teva Pharmaceutical Industries Ltd., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

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

Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than HETLIOZ® in the U.S. and the 31 countries in Europe covered by the centralized marketing authorization by the EC, and Fanapt® in the U.S., Mexico and Israel, we have not received, and may never receive, regulatory approval to market any of our products in any jurisdiction.

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

Clinical development efforts performed by us or our partners may not be successfully completed, or completed in a timely manner. Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the products and the size of the prospective patient population. Our ability to enroll patients in, and the commencement and rate of completion of, clinical trials for our products may be affected by many factors, including:

•	the size and nature of the patient population;

•	the design of the trial protocol for our clinical trials;

•	the eligibility and exclusion criteria for the trial in question;

•	the availability of competing therapies and competing clinical trials, and physician and patient perception of our product candidates and our other product candidates being studied in relation to these other potential options;

•	the availability of raw materials and the possibility of raw materials expiring prior to their use;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	poor effectiveness of our products during clinical trials;

•	unforeseen safety issues or side effects;

•	the number and location of clinical sites in our clinical trials;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the availability of time and resources at the institutions where clinical trials are and will be conducted;

•	the availability of adequate financing to fund ongoing clinical trial expenses;

•	the study endpoints that rely on subjective patient reported outcomes; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.

If we or our partners fail to complete successfully, or have difficulty enrolling a sufficient number of patients for, our clinical trials, we or they may not receive the regulatory approvals needed to market that product. Any such failure or difficulty could have a material adverse effect on our business.

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

As of December 31, 2017, we had an accumulated deficit of $361.4 million and we cannot estimate with precision the extent of our future losses. In April 2014, we commercially launched HETLIOZ® in the U.S. for the treatment of Non-24 and in August 2016 we commercially launched HETLIOZ® in Germany for the treatment of Non-24 in totally blind adults. We are currently evaluating the commercial opportunity for HETLIOZ® in the rest of Europe. In December 2014, we acquired all rights to Fanapt® from Novartis. The continued commercialization of HETLIOZ® and Fanapt® will require substantial additional expenditures. Novartis launched Fanapt® in the U.S. in the first quarter of 2010 and we began selling Fanapt® on our own in the first quarter of 2015. We may not succeed in gaining additional market acceptance of Fanapt® in the U.S. and we may not succeed in commercializing HETLIOZ® or Fanapt® outside of the U.S. We may not be profitable even if our products are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

There can be no assurance that we will achieve sustained profitability. Our ability to achieve sustained profitability in the future depends, in part, upon:

•	our ability to obtain and maintain regulatory approval for our products, particularly HETLIOZ® for the treatment of Non-24, both in the U.S. and in foreign countries;

•	our level of success in commercializing HETLIOZ® in the U.S., Europe and other jurisdictions in which HETLIOZ® may receive regulatory approval, if any;

•	our level of success in raising awareness regarding Non-24 in the medical and patient communities;

•	our level of success in marketing and selling Fanapt® in the U.S. and our or our partners’ level of success in marketing and selling Fanapt® in Israel and other jurisdictions in which we may receive regulatory approval, if any;

•	our ability to enter into and maintain agreements to develop and commercialize our products;

•	our and our partners’ ability to develop, have manufactured and market our products;

•	our and our partners’ ability to obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third party payors; and

•	our ability to obtain additional research and development funding from collaborative partners or funding for our products.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, upon:

•	the costs of our marketing or awareness campaigns;

•	the progress of our research and development programs for our products, including clinical trials;

•	the time and expense that will be required to pursue FDA and/or foreign regulatory approvals for our products and whether such approvals are obtained on a timely basis, if at all;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the cost of third party manufacturers;

•	the number of additional products we pursue;

•	how competing technological and market developments affect our products;

•	the cost of possible acquisitions of technologies, products, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the costs and effects of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Ownership changes occurred in the years ending December 31, 2014 and 2008. We believe that the ownership changes in 2014 and 2008 will not impact our ability to utilize NOL and credit carryforwards; however, future ownership changes may cause our existing tax attributes to have additional limitations.

If we fail to obtain the capital necessary to fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products with third parties on terms that may not be attractive to us.

Our activities will necessitate significant uses of working capital throughout 2018 and beyond. It is uncertain whether our existing funds will be sufficient to meet our operating needs. As of December 31, 2017, our total cash and cash equivalents and marketable securities were $143.4 million. Our long term capital requirements are expected to depend on many factors, including, among others:

•	our level of success in commercializing HETLIOZ® and Fanapt® globally;

•	outcomes of ongoing and potential patent litigation;

•	costs of developing and maintaining sales, marketing and distribution channels and our ability to sell our products;

•	market acceptance of our products;

•	costs involved in establishing manufacturing capabilities for commercial quantities of our products;

•	the number of potential formulations and products in development;

•	progress with pre-clinical studies and clinical trials;

•	time and costs involved in obtaining regulatory (including FDA) approval;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims;

•	competing technological and market developments;

•	costs for recruiting and retaining employees and consultants;

•	costs for training physicians; and

•	legal, accounting, insurance and other professional and business related costs.

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

We have agreements in place with Patheon Pharmaceuticals Inc. and Patheon Inc. (collectively, Patheon), subsidiaries of Thermo Fisher Scientific, for the manufacture of HETLIOZ® and Fanapt®.

In January 2014, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of HETLIOZ® 20 mg capsules at Patheon’s Cincinnati, Ohio manufacturing site. In May 2016, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® capsules tablets at Patheon’s Mississauga, Ontario, Canada manufacturing site. We do not have exclusive long-term agreements with any other third party manufacturers of our products. If our current manufacturers, or any other third party manufacturer, is unable or unwilling to perform its obligations under our manufacturing agreements for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could adversely affect sales of our products, delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our products are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

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

The risk that we may be sued on product liability claims is inherent in the development and sale of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our products in clinical trials and will face even greater risks upon commercialization by us or our partners of our products. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our products are intended to treat central nervous system disorders, and it is possible that we may be held liable for the behavior and actions of patients who use our products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and we or our partners may be forced to limit or forego further commercialization of one or more of our products. Although we maintain product liability insurance, our aggregate coverage limit under this insurance is $30.0 million, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. As our development activities and commercialization efforts progress and we and our partners sell our products, this coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all or our insurer may disclaim coverage as to a future claim. This could prevent the commercialization or limit the commercial potential of our products. Even if we are able to maintain insurance that we believe is adequate, our results of operations and financial condition may be materially adversely affected by a product liability claim. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability litigation and other related proceedings may also require significant management time.

E.U. Member States tend to impose strict price controls, which may delay or prevent the further commercial launch or impede the commercial success of HETLIOZ® in Europe and adversely affect our future results of operations.

In the E.U., prescription drug pricing and reimbursement are subject to governmental control and reimbursement mechanisms used by private and public health insurers in the E.U. vary by Member State. For the public systems, reimbursement is determined by guidelines established by the legislature or responsible national authority. As elsewhere, inclusion in reimbursement catalogues focuses on the medical usefulness, need, quality and economic benefits to patients and the health care system. Acceptance for reimbursement comes with cost, use and often volume restrictions, which can vary by Member State. Although we have received marketing authorization for HETLIOZ® from the EC, pricing negotiations with governmental authorities may take a considerable amount of time in those Member States that impose price controls. For example, we launched HETLIOZ® commercially in Germany in August 2016, and concluded our pricing negotiations with German authorities in October 2017. In addition, to obtain reimbursement or pricing approval for HETLIOZ® in some Member States, we may be required to conduct a clinical trial that compares the cost-effectiveness of HETLIOZ®, to other available therapies.

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

We plan to continue to build our sales and marketing capabilities in the U.S. to commercialize future products, if approved. Our current sales and marketing capabilities in the U.S. may not be adequate to support the commercialization of future products and we would expect to build such capabilities by investing significant amounts of financial and management resources. Furthermore, the cost of establishing and maintaining marketing and sales capabilities may not be justifiable in light of the revenues generated by any future products.

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

Further, in September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted giving the FDA enhanced post-marketing authority including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information and compliance with Risk Evaluation and Mitigation Strategy (REMS) approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to ensure compliance with post-approval regulatory requirements and potential restrictions on the sale and/or distribution of approved products.

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

More recently, the current presidential administration and many members of the U.S. Congress have attempted to repeal and replace PPACA, but they have been unsuccessful in doing so as of the date of the filing of this report. We cannot predict the ultimate form or timing of any repeal or replacement of PPACA or the effect such repeal or replacement would have on our business. Regardless of the impact of repeal or replacement of PPACA on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures, and may adversely affect our operating results.

Significant developments arising from changes in the political climate could have a material adverse effect on us.

Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment, and any negative sentiments towards the U.S. as a result of such changes, could adversely affect our business.

Additionally, in June 2016, the United Kingdom (U.K.) held a referendum and voted in favor of leaving the E.U. In February 2017, the U.K. parliament voted to allow the U.K. to exit the E.U. by passing a bill that gives the prime minister of the U.K. the authority to invoke Article 50 of the Lisbon Treaty. This referendum has created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. There are many ways in which our business could be affected, only some of which we can identify.

The referendum, and the likely withdrawal of the U.K. from the E.U. it triggers, has caused and, along with events that could occur in the future as a consequence of the U.K.’s withdrawal, including the possible breakup of the U.K., may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K., especially if the U.K. withdraws from the E.U. These possible negative impacts, and others resulting from the U.K.’s actual or threatened withdrawal from the E.U., may adversely affect our operating results and growth prospects as well as the manner in which we conduct our business operations in Europe.

U.S. federal income tax reform could adversely affect us.

In December 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (IRC). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits.

We continue to examine the impact the TCJA may have on our business. The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners’ business cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the U.S., ongoing tax effects of the Act are not expected to materially change our effective tax rate in future periods. The impact of the TCJA on holders of common stock is uncertain and could be materially adverse. This Annual Report does not discuss any such tax legislation or the manner in which it might affect investors in common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in common stock.

New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

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

We are increasingly dependent on information technology systems, infrastructure and data. Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion and random attack. Security breaches pose a risk that sensitive data, including intellectual property, trade secrets or personal information may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest in data protection and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

Risks related to intellectual property and other legal matters

Our rights to develop and commercialize our products are subject in part to the terms and conditions of licenses or sublicenses granted to us by other pharmaceutical companies.

Our rights to our product portfolio are based in part on patents and other intellectual property licensed from third-parties. These third parties may generally terminate the license agreements under certain circumstances, including a material breach of the agreement by the other. In the event we terminate our license, or if the third-party terminates our license due to our breach, rights to the intellectual property revert back to the licensor. Any termination or reversion of our rights to develop or commercialize our products would have a material adverse effect on our business.

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

We have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful.

Even where laws provide protection or we are able to obtain patents, costly and time-consuming litigation may be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us, and some of our competitors have substantially greater intellectual property portfolios than we have. To counter infringement or unauthorized use of any patents we may obtain, we may be required to file infringement claims, which can be expensive and time-consuming to litigate. In addition, if we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering one of our products, current product candidates, or one of our future products, the defendant could counterclaim that the patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace and challenges to validity of patents in certain foreign jurisdictions are common as well. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the U.S. Patent and Trademark Office, or made a materially misleading statement, during prosecution. We may assert the patents in Hatch-Waxman litigation against the party filing the ANDA to keep the competing product off of the market until the patents expire but there is a risk that we will not succeed. The party filing the ANDA may also counterclaim in the litigation that our patents are not valid or unenforceable, and the court may find one or more claims of our patents invalid or unenforceable. If this occurs, a competing generic product could be marketed prior to expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book,” which would harm our business.

In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of our U.S. Patent No. 8,586,610 (‘610 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to a settlement agreement with Novartis Pharma AG (Novartis), we assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S. Patent RE39198 (‘198 Patent), which is licensed exclusively to us, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in our favor, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that we are entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If we obtain pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals (Federal Circuit). Roxane filed its opening appellate brief on February 7, 2017. We filed our responsive brief on April 19, 2017, and Roxane filed its reply brief on May 3, 2017. On July 27, 2017, Roxane, now a subsidiary of Hikma Pharmaceuticals PLC (Hikma), petitioned the Federal Circuit to substitute Roxane with new defendants West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (each of which is a subsidiary of Hikma and both of which are referred to collectively herein as West-Ward). We did not oppose the substitution of West-Ward for Roxane. The appeal is fully briefed, and oral argument was held on December 5, 2017. The Federal Circuit has not yet issued a decision.

In 2015, we filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp. (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or our U.S. Patent No. 9,138,432 (‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants have denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. Certain Defendants have since entered into agreements resolving these lawsuits, as discussed below. The remaining parties have agreed, and the Delaware District Court has ordered, that within 14 days after any decision on the merits in the Roxane appeal, the parties will submit to the Delaware District Court a status report and request a schedule for trial. We entered into a confidential stipulation with Inventia regarding any potential launch of Inventia’s generic ANDA product. We also entered into a confidential stipulation with Lupin regarding any potential launch of Lupin’s generic ANDA product.

Lupin filed counter-claims for declaratory judgment of invalidity and noninfringement of seven of our method of treatment patents that are listed in the Orange Book related to Fanapt® (such seven patents, the Method of Treatment Patents). We have not sued Lupin for infringing the Method of Treatment Patents. On October 13, 2016, we, along with Lupin, filed a Stipulation of Dismissal in the Delaware District Court pursuant to which Lupin’s counterclaims relating to the Method of Treatment Patents were dismissed without prejudice in recognition of an agreement reached between Lupin and us by which we would not assert those patents against Lupin absent certain changes in Lupin’s proposed prescribing information for its iloperidone tablets.

On October 24, 2016, we entered into a License Agreement with Taro to resolve our patent litigation against Taro regarding Taro’s ANDA seeking approval of its generic version of Fanapt® (Taro License Agreement). Under the Taro License Agreement, we granted Taro a non-exclusive license to manufacture and commercialize Taro’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date we obtain pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Taro may enter the market earlier under certain limited circumstances. The Taro License Agreement, which is subject to review by the U.S. Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ), provides for a full settlement and release by us and Taro of all claims that are the subject of the litigation.

On December 7, 2016, we entered into a License Agreement with Apotex to resolve our patent litigation against Apotex regarding Apotex’s ANDA seeking approval of its generic version of Fanapt® (Apotex License Agreement). Under the Apotex License Agreement, we granted Apotex a non-exclusive license to manufacture and commercialize Apotex’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date we obtain pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Apotex may enter the market earlier under certain limited circumstances. The Apotex License Agreement, which is subject to review by the FTC and the DOJ, provides for a full settlement and release by us and Apotex of all claims that are the subject of the litigation.

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

The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term extension for HETLIOZ®, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to the HETLIOZ® U.S. new chemical entity patent (the primary patent covering the product as a new composition of matter) until 2022. We also own HETLIOZ® U.S. method of treatment patents (directed to the approved method of treatment as described in the HETLIOZ® label approved by the FDA), which expire normally in 2033 and 2034. The Fanapt® U.S. new chemical entity patent received the full five-year patent term extension under the Hatch-Waxman Act and so this patent in the U.S. expired in November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the Orange Book in January 2015, is set to expire in 2027. Please see the risk factor entitled “We have been, and may be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” and Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K for additional information. See also Note 16, Legal Matters, to the consolidated financial statements included in Part II of this annual report on Form 10-K for additional information. Eight additional U.S. patents directed to methods of treating patients with Fanapt®, which are set to expire between 2025 and 2031, were issued to us in 2015.

A directive in the E.U. provides that companies that receive regulatory approval for a new medicinal product will have a 10-year period of market exclusivity for that product (with the possibility of a further one-year extension), beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such product expires. A generic version of the approved drug may not be marketed or sold in Europe during such market exclusivity period. This directive is of material importance with respect to Fanapt®, since the European new chemical entity patent for Fanapt® has expired.

Assuming we gain a five-year patent term restoration for tradipitant, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to tradipitant’ s U.S. new chemical entity patent until 2029. Assuming we gain a five-year patent term restoration for VQW-765, and that we continue to have rights under our license agreement with respect to this product, we would have exclusive rights to VQW-765’s U.S. new chemical entity patent until 2028.

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

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2017 and December 31, 2017, the high and low sale prices of our common stock as reported on The Nasdaq Global Market varied between $11.90 and $18.99. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.

The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	our or our partners’ level of success in commercializing our products;

•	our level of success in executing our commercialization strategies;

•	publicity regarding actual or potential testing or trial results relating to products under development by us or our competitors;

•	the outcome of regulatory review relating to products under development by us or our competitors;

•	regulatory developments in the U.S. and foreign countries;

•	developments concerning any collaboration or other strategic transaction we may undertake;

•	publicity regarding actual or potential litigation involving us;

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•	termination or delay of development or commercialization program(s) by our partners;

•	safety issues with our products or those of our competitors;

•	announcements of technological innovations or new therapeutic products or methods by us or others;

•	actual or anticipated variations in our quarterly operating results;

•	changes in estimates of our financial results or recommendations by securities analysts or failure to meet such financial expectations;

•	changes in government regulations or policies;

•	changes in patent legislation or patent decisions or adverse changes to patent law;

•	additions or departures of key personnel or members of our board of directors;

•	the publication of negative research or articles about our company, our business or our products by industry analysts or others;

•	market rumors or press reports;

•	publicity regarding actual or potential transactions involving us; and

•	economic, political and other external factors beyond our control.

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

In addition to our outstanding common stock, as of December 31, 2017 there were a total of 6,077,622 shares of our common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our 2006 and 2016 Equity Incentive Plans. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

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

Moreover, in September 2008, our board of directors adopted a rights agreement that expires in September 2018, the provisions of which could result in significant dilution of the proportionate ownership of a potential acquirer and, accordingly, could discourage, delay or prevent a change in our management or control over us. While no determination has yet been made, our board of directors may choose to adopt a new rights agreement to replace the current one upon or prior to its expiration.

Global economic conditions may have an adverse effect on our business.

Financial instability or a general decline in economic conditions in the U.S. and other countries where we sell our product could adversely affect our operations. Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, an economic downturn or significant increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans.

Sales of our products will be dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. In the event of economic decline, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our or our partners’ product sales and revenue.

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

In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of our U.S. Patent No. 8,586,610 (‘610 Patent) by submitting to the U.S. Food and Drug Administration (FDA) an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to a settlement agreement with Novartis Pharma AG (Novartis), we assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S. Patent RE39198 ( ‘198 Patent), which is licensed exclusively to us, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in our favor, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that we are entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If we obtain pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals. Roxane filed its opening appellate brief on February 7, 2017. We filed our responsive brief on April 19, 2017, and Roxane filed its reply brief on May 3, 2017. On July 27, 2017, Roxane, now a subsidiary of Hikma Pharmaceuticals PLC (Hikma), petitioned the Federal Circuit Court to substitute Roxane with new defendants West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (each of which is a subsidiary of Hikma and both of which are referred to collectively herein as West-Ward). We did not oppose the substitution of West-Ward for Roxane. The appeal is fully briefed, and oral argument was held on December 5, 2017. The Federal Circuit has not yet issued a decision.

In 2015, we filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp. (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or our U.S. Patent No. 9,138,432 (‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants have denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. Certain Defendants have since entered into agreements resolving these lawsuits, as discussed below. The remaining parties have agreed, and the Delaware District Court has ordered, that within 14 days after any decision on the merits in the Roxane appeal, the parties will submit to the Delaware District Court a status report and request a schedule for trial. We entered into a confidential stipulation with Inventia regarding any potential launch of Inventia’s generic ANDA product. We also entered into a confidential stipulation with Lupin regarding any potential launch of Lupin’s generic ANDA product.

Lupin filed counter claims for declaratory judgment of invalidity and noninfringement of seven of our method of treatment patents that are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) related to Fanapt® (such seven patents, the Method of Treatment Patents). We have not sued Lupin for infringing the Method of Treatment Patents. On October 13, 2016, we, along with Lupin, filed a Stipulation of Dismissal in the Delaware District Court pursuant to which Lupin’s counterclaims relating to the Method of Treatment Patents were dismissed without prejudice in recognition of an agreement reached between Lupin and us by which we would not assert those patents against Lupin absent certain changes in Lupin’s proposed prescribing information for its iloperidone tablets.

On October 24, 2016, we entered into a License Agreement with Taro to resolve our patent litigation against Taro regarding Taro’s ANDA seeking approval of its generic version of Fanapt® (Taro License Agreement). Under the Taro License Agreement, we granted Taro a non-exclusive license to manufacture and commercialize Taro’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date we obtain pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Taro may enter the market earlier under certain limited circumstances. The Taro License Agreement, which is subject to review by the U.S. Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ), provides for a full settlement and release by us and Taro of all claims that are the subject of the litigation.

On December 7, 2016, we entered into a License Agreement with Apotex to resolve our patent litigation against Apotex regarding Apotex’s ANDA seeking approval of its generic version of Fanapt® (Apotex License Agreement). Under the Apotex License Agreement, we granted Apotex a non-exclusive license to manufacture and commercialize Apotex’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date we obtain pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Apotex may enter the market earlier under certain limited circumstances. The Apotex License Agreement, which is subject to review by the FTC and the DOJ, provides for a full settlement and release by us and Apotex of all claims that are the subject of the litigation.

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

Our common stock is quoted on The Nasdaq Global Market under the symbol “VNDA.” The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The Nasdaq Global Market:

Year Ended December 31, 2017	High	Low
First quarter	$16.30	$12.70
Second quarter	16.65	13.20
Third quarter	18.99	15.01
Fourth quarter	18.25	11.90

Year Ended December 31, 2016	High	Low
First quarter	$9.58	$6.91
Second quarter	11.4	8.02
Third quarter	18.00	10.81
Fourth quarter	17.65	13.55

As of February 1, 2018, there were 7 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2012 and its relative performance is tracked through December 31, 2017. The comparisons in the table are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock. We have not paid dividends to our stockholders since the inception (other than a dividend of preferred share purchase rights which was declared in September 2008) and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

Securities Authorized for Issuance under Equity Incentive Plans

Information regarding securities authorized for issuance under equity incentive plans will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G (3) to Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K.

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2017	2016	2015	2014 (1)	2013
Statements of Operations Data
Total revenues	$165,083	$146,017	$109,925	$50,157	$33,879
Operating expenses:
Cost of goods sold, excluding amortization	17,848	24,712	23,462	1,583	—
Research and development	38,547	29,156	29,145	19,230	28,502
Selling, general and administrative	123,841	99,787	84,531	84,644	25,082
Intangible asset amortization	1,750	10,933	12,972	2,254	1,495
Gain on arbitration settlement	—	—	—	(77,616)	—

Total operating expenses	181,986	164,588	150,110	30,095	55,079

Income (loss) from operations	(16,903)	(18,571)	(40,185)	20,062	(21,200)
Other income	1,472	665	320	124	145

Income (loss) before income taxes	(15,431)	(17,906)	(39,865)	20,186	(21,055)
Provision for income taxes	136	104	—	—	—

Net income (loss)	$(15,567)	$(18,010)	$(39,865)	$20,186	$(21,055)

Net income (loss) per share:
Basic	$(0.35)	(0.41)	$(0.94)	$0.58	$(0.69)
Diluted	$(0.35)	(0.41)	$(0.94)	$0.55	$(0.69)
Weighted average shares outstanding:
Basic	44,735,146	43,449,441	42,250,254	34,774,163	30,351,353
Diluted	44,735,146	43,449,441	42,250,254	36,686,723	30,351,353

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data
Cash and cash equivalents	$33,627	$40,426	$50,843	$60,901	$64,764
Marketable securities	109,786	100,914	92,337	68,921	65,586
Working capital	99,494	123,855	115,230	133,944	102,763
Total assets	205,425	210,374	213,050	171,704	143,349
Total liabilities	74,038	79,044	80,023	10,887	99,225
Accumulated deficit	(361,426)	(345,859)	(327,849)	(287,984)	(308,170)
Total stockholders’ equity	131,387	131,330	133,027	160,817	44,124

(1)	Net income for the year ended December 31, 2014 includes a gain on arbitration settlement of $77.6 million, or $2.23 and $2.12 per basic and diluted share, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Vanda Pharmaceuticals Inc. (we, our or Vanda) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. We commenced operations in 2003 and our product portfolio includes:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. HETLIOZ® was commercially launched in Germany in August 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Pediatric Non-24, Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was approved by the FDA in May 2009 and launched commercially in the U.S. by Novartis Pharma AG (Novartis) in January of 2010. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us on December 31, 2014. Additionally, our distribution partners launched Fanapt® in Israel and Mexico in 2014. Fanapt® has potential utility in a number of other disorders. An assessment of new Fanapt® clinical opportunities is ongoing.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis and the treatment of gastroparesis.

•	VTR-297 (formerly Trichostatin A), a small molecule histone deacetylase (HDAC) inhibitor.

•	VQW-765 (formerly AQW-051), a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

•	Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors.

Operational Highlights

Tradipitant

•	A tradipitant for atopic dermatitis Phase III clinical study is expected to begin in the first half of 2018.

•	A tradipitant clinical study for the treatment of gastroparesis is ongoing. Results are expected by the end of 2018.

HETLIOZ®

•	HETLIOZ® studies for the treatment of jet lag disorder (2102 and 3107) have each completed enrollment. Results from the jet lag disorder clinical program are expected in the first quarter of 2018.

•	Enrollment in a pharmacokinetic study of the HETLIOZ® pediatric liquid formulation was completed in the fourth quarter of 2017.

•	Enrollment in the SMS clinical study is ongoing. Results are expected by the end of 2018.

VTR-297 (histone deactetylase (HDAC) inhibitor)

•	A VTR-297 Phase I study (1101) in patients with hematologic malignancies is expected to start in the second half of 2018.

Cash, cash equivalents and marketable securities (Cash) were $143.4 million as of December 31, 2017, representing an increase to Cash of $2.1 million during 2017.

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing HETLIOZ® and Fanapt® in the U.S. and Europe, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Risk Factors reported in Item 1A of Part I of this annual report on Form 10-K.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2017 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

Inventory. Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. We capitalize inventory costs associated with our products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory not expected to be sold within 12 months following the balance sheet date are classified as non-current.

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

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund approximately 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. We account for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D coverage gap are based in part on historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter activity. If actual future funding varies from estimates, we may need to adjust accruals, which would affect net sales in the period of adjustment.

Service Fees: We incur specialty pharmacy fees and wholesaler fees for services and their data. These fees are based on contracted terms and are known amounts. We accrue service fees at the time of revenue recognition, resulting in a reduction of product sales and the recognition of an accrued liability, unless it receives an identifiable and separate benefit for the consideration and it can reasonably estimate the fair value of the benefit received. In which case, service fees are recorded as selling, general and administrative expense.

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

The following table summarizes sales discounts and allowance activity as of and for the years ended December 31, 2017, 2016 and 2015:

		Discounts,
	Rebates &	Returns and Other
(in thousands)	Chargebacks		Total
Balance at December 31, 2014	$368	$268	$636
Provision related to current period sales	57,424	17,940	75,364
Adjustments for prior period sales	(114)	(25)	(139)
Credits/payments made	(24,255)	(14,626)	(38,881)

Balance at December 31, 2015	33,423	3,557	36,980
Provision related to current period sales	56,133	19,451	75,584
Adjustments for prior period sales	(1,842)	790	(1,052)
Credits/payments made	(56,512)	(17,340)	(73,852)

Balance at December 31, 2016	31,202	6,458	37,660
Provision related to current period sales	53,406	23,751	77,157
Adjustments for prior period sales	(3,883)	1,362	(2,521)
Credits/payments made	(60,496)	(24,214)	(84,710)

Balance at December 31, 2017	$20,229	$7,357	$27,586

The provision for rebates and chargebacks of $53.4 million and $56.1 million for the years ended December 31, 2017 and 2016, respectively, primarily represents Medicaid rebates and contracted rebate programs applicable to sales of Fanapt®. The provision for discounts, returns and other of $23.8 million and $19.5 for the years ended December 31, 2017 and 2016, respectively, primarily represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, product returns of Fanapt® in the normal course of business, as well as co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.

Stock-based compensation. Compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on the historical volatility of our publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception (other than a dividend of preferred share purchase rights which was declared in September 2008) and do not plan to pay dividends in the foreseeable future. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Research and development expenses. Research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services for clinical trial use, milestone payments made under licensing agreements prior to regulatory approval, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee-related costs and stock-based compensation for research and development personnel. We expense research and development costs as they are incurred for products in the development stage, including manufacturing costs and milestone payments made under license agreements prior to FDA approval. Upon and subsequent to FDA approval, manufacturing and milestone payments made under license agreements are capitalized. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. Costs related to the acquisition of intellectual property are expensed as incurred if the underlying technology is developed in connection with our research and development efforts and has no alternative future use.

Clinical trials are inherently complex, often involve multiple service providers, and can include payments made to investigator physicians at study sites. Because billing for services often lags delivery of service by a substantial amount of time, we often are required to estimate a significant portion of our accrued clinical expenses. Our assessments include, but are not limited to: (i) an evaluation by the project manager of the work that has been completed during the period, (ii) measurement of progress prepared internally and/or provided by the third-party service provider, (iii) analyses of data that justify the progress, and (iv) management’s judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimates the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.

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

Intangible Assets. Our intangible assets consist of capitalized license costs for products approved by the FDA. We amortize our intangible assets on a straight-line basis over estimated useful economic life of the related product patents. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, a significant adverse change in legal or regulatory factors that could affect the value or patent life including our ability to defend and enforce patent claims and other intellectual property rights and significant negative industry or economic trends. When we determine that the carrying value of our intangible assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we measure any impairment based on the amount that carrying value exceeds fair value. No impairments have been recognized on our intangible assets.

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

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $361.4 million as of December 31, 2017. Our total stockholders’ equity was $131.4 million as of December 31, 2017.

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenues. Total revenues increased by $19.1 million, or 13%, to $165.1 million for the year ended December 31, 2017 compared to $146.0 million for the year ended December 31, 2016. During the years ended December 31, 2017 and 2016, revenues consisted of the following:

	Year Ended December 31,
(in thousands)	2017	2016	Net Change	Percent
HETLIOZ® product sales, net	$89,978	$71,671	$18,307	26%
Fanapt® product sales, net	75,105	74,346	759	1%

	$165,083	$146,017	$19,066	13%

HETLIOZ® product sales increased by $18.3 million, or 26%, to $90.0 million for the year ended December 31, 2017 compared to $71.7 million for the year ended December 31, 2016. The increase to net product sales was attributable to an increase in volume and, to a lesser extent, an increase to price net of deductions.

Fanapt® product sales increased by $0.8 million, or 1%, to $75.1 million for the year ended December 31, 2017 compared to $74.3 million for the year ended December 31, 2016. The increase to net product sales was attributable to an increase in price net of deductions and partially offset by a decrease in volume.

Cost of goods sold. Cost of goods sold was $17.8 million for the year ended December 31, 2017 compared to $24.7 million for the year ended December 31, 2016. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs are 10% of net sales of HETLIOZ®. Third party royalty costs were 23% of net U.S. sales of Fanapt® through November 15, 2016 and 9% thereafter. The decrease was primarily the result of the change in the royalty rate on Fanapt® sales partially offset by an increase in HETLIOZ® third party royalty costs due to increase in revenue.

In addition to third party royalty costs, HETLIOZ® and Fanapt® cost of goods sold as a percentage of revenue depends upon our cost to manufacture inventory at normalized production levels with our third party manufacturers. We expect that, in the future, total HETLIOZ® manufacturing costs included in cost of goods sold will continue to be less than 2% of our net HETLIOZ® product sales. We expect that, in the future, total U.S. Fanapt® manufacturing costs included in cost of goods sold will continue to be less than 4% of our net U.S. Fanapt® product sales.

Research and development expenses. Research and development expenses were $38.5 million and $29.2 million for the years ended December 31, 2017 and 2016, respectively. Expenses for tradipitant for the year ended December 31, 2017 include an accrued expense of $2.0 million for a milestone obligation that is payable to Eli Lilly and Company (Lilly) upon enrollment of the first subject into a Phase III study for tradipitant. The likelihood of achieving this milestone was determined to be probable during 2017. As a result, the future obligation of $2.0 million tied to such milestone was recorded as research and development expense. Clinical trial expenses associated with the HETLIOZ® Jet Lag Disorder program and the tradipitant gastroparesis program increased for the year ended December 31, 2017 compared to year ended December 31, 2016. In addition, during the year ended December 31, 2017, expenses include a $1.0 million initial license fee to develop and commercialize a portfolio of CFTR activators and inhibitors. These increases were partially offset by a decrease in indirect project costs reflecting lower stock-based compensation expense. The following table summarizes the costs of our product development initiatives for the year ended December 31, 2017 and 2016.

	Year Ended December 31,
(in thousands)	2017	2016
Direct project costs (1)
HETLIOZ®	$16,894	$12,658
Fanapt®	2,179	2,598
Tradipitant	11,645	7,010
VTR-297	1,978	2,218
CFTR	1,949	—
Other	425	—

	35,070	24,484

Indirect project costs (1)
Stock-based compensation	1,152	2,087
Other indirect overhead	2,325	2,585

	3,477	4,672

Total research & development expense	$38,547	$29,156

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation expense.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to expand our product pipeline.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $24.0 million, or 24%, to $123.8 million for the year ended December 31, 2017 compared with $99.8 million for the year ended December 31, 2016. The increase was primarily the result of the Fanapt® sales force expansion, marketing efforts around Fanapt® in the U.S. and HETLIOZ® in the U.S. and Europe and, to a lesser extent, an increase in stock-based compensation expense, partially offset by a decrease in legal fees associated with ongoing patent litigation.

Intangible asset amortization. Intangible asset amortization was $1.8 million for the year ended December 31, 2017 compared to $10.9 million for the year ended December 31, 2016. Amortization of intangible assets relating to Fanapt® was completed in November 2016 and had amounted to $9.2 million for the year ended December 31, 2016. The useful life estimation for the Fanapt® intangible asset was based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by us with varying expiration dates, the latest of which is December 2031. We expect that annual amortization of capitalized intangible asset costs relating to HETLIOZ® will amount to approximately $1.6 million in future years until the final expiration of the related product patents in 2034.

Provision for income taxes. The provision for income taxes was $0.1 million for each of the years ended December 31, 2017 and 2016, respectively. The tax provision for each year is attributable to activities at our foreign subsidiaries and state income taxes. The tax benefit relating to the loss before income taxes for the years ended December 31, 2017 and 2016 in the U.S. was fully offset by a tax valuation allowance resulting from our assessment that it is more likely than not that our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which NOLs and credit carryforwards can be utilized.

The effective tax rate for the year ended December 31, 2017 includes our estimate of the effect of the Tax Cuts and Jobs Act (TCJA). The adjustment that was recorded results in no tax expense as it is fully offset by a change in our valuation allowance. Because of our valuation allowance in the U.S., ongoing tax effects of the TCJA are not expected to materially change our effective tax rate in future periods.

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

HETLIOZ® product sales increased by $27.4 million, or 62%, to $71.7 million for the year ended December 31, 2016 compared to $44.3 million for the year ended December 31, 2015. The increase to net product sales was attributable to an increase in volume and an increase to price net of deductions.

Fanapt® product sales increased by $8.7 million, or 13%, to $74.3 million for the year ended December 31, 2016 compared to $65.6 million for the year ended December 31, 2015. The increase to net product sales was attributable to an increase in price net of deductions and partially offset by a decrease in volume.

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

Research and development expenses. Research and development expenses were $29.2 and $29.1 million for the years ended December 31, 2016 and 2015, respectively. Increased clinical trial expenses associated with the HETLIOZ® Jet Lag Disorder and SMS programs and the tradipitant chronic pruritus in atopic dermatitis program that were incurred for the year ended December 31, 2016 were offset by the close out of Fanapt® clinical trial expenses transitioned to us as part of a settlement agreement with Novartis and regulatory expenses related to our supplemental New Drug Application (sNDA) filing incurred during the year ended December 31, 2015. The following table summarizes the costs of our product development initiatives for the year ended December 31, 2016 and 2015.

	Year Ended December 31,
(in thousands)	2016	2015
Direct project costs (1)
HETLIOZ®	$12,658	$10,444
Fanapt®	2,598	8,501
Tradipitant	7,010	4,006
VTR-297	2,218	1,681

	24,484	24,632

Indirect project costs (1)
Stock-based compensation	2,087	2,269
Other indirect overhead	2,585	2,244

	4,672	4,513

Total research & development expense	$29,156	$29,145

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation expense.

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

Liquidity and Capital Resources

As of December 31, 2017, our total cash and cash equivalents and marketable securities were $143.4 million compared to $141.3 million at December 31, 2016. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.

Our liquidity resources as of December 31, 2017 and December 31, 2016 are summarized as follows:

	December 31,	December 31,
(in thousands)	2017	2016
Cash and cash equivalents	$33,627	$40,426
Marketable securities:
U.S. Treasury and government agencies	60,618	50,647
Corporate debt	49,168	50,267

Total marketable securities	109,786	100,914

Total cash, cash equivalents and marketable securities	$143,413	$141,340

As of December 31, 2017, we maintained all of our cash and cash equivalents in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

We expect to incur substantial costs and expenses throughout 2018 and beyond in connection with our U.S. commercial activities for HETLIOZ® and Fanapt®, including Medicaid rebates, the European commercial launch activities for HETLIOZ®, a probable future milestone payment of $25.0 million to BMS in the first half of 2018 when we expect cumulative worldwide sales of HETLIOZ® to reach $250.0 million, a probable future milestone payment of $2.0 million to Lilly due upon enrollment of the first subject into a Phase III study for tradipitant, and the continued clinical development of tradipitant and our other products. Additionally, we continue to pursue market approval of HETLIOZ® and Fanapt® in other regions. Because of the uncertainties discussed above, the costs to advance our research and development projects and the commercial activities for HETLIOZ® and Fanapt® are difficult to estimate and may vary significantly. Management believes that our existing funds will be sufficient to meet our operating plans for at least the next twelve months. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.

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

Cash flow

The following table summarizes our net cash flows from operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities:
Net loss	$(15,567)	$(18,010)	$(39,865)
Non-cash charges	13,610	21,015	22,675
Net change in operating assets and liabilities	(26)	(11,108)	29,639

Operating activities	(1,983)	(8,103)	12,449

Investing activities:
Net purchases of marketable securities	(8,567)	(8,618)	(24,071)
Other	(1,540)	(1,453)	(2,527)

Investing activities	(10,107)	(10,071)	(26,598)

Financing activities:
Proceeds from exercise of employee stock options and other	5,251	7,751	4,091

Financing activities	5,251	7,751	4,091

Effect of exchange rate changes on cash and cash equivalents	40	6	—

Net decrease in cash and cash equivalents	$(6,799)	$(10,417)	$(10,058)

Year ended December 31, 2017 compared to year ended December 31, 2016

Net cash used in operating activities was $2.0 million for the year ended December 31, 2017, a decrease of $6.1 million compared with net cash used of $8.1 million for the year ended December 31, 2016. The decrease reflects a decrease of $2.4 million in the net loss and a decrease of $11.1 million from the net change in operating assets and liabilities, partially offset by a decrease of $7.4 million in non-cash charges resulting primarily from completion of the amortization of intangible assets related to Fanapt® in November 2016. The decrease of $11.1 million from the net change in operating assets and liabilities primarily relates to a reduction in accrued government and other rebates, a decrease in accounts receivable attributable to the timing of shipments and payments, and a decrease in prepaid expenses and other associated with a decrease in prepaid marketing expenses and prepaid royalties.

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

Contractual obligations and commitments

The following is a summary of our non-cancellable long-term contractual cash obligations as of December 31, 2017:

	Cash payments due by year (1) (2)
(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$19,789	$2,311	$2,295	$2,351	$2,174	$2,187	$8,471
Milestone obligations (3) (4)	27,000	27,000	—	—	—	—	—

	$46,789	$29,311	$2,295	$2,351	$2,174	$2,187	$8,471

(1)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services due to the cancelable nature of the services. We accrued the costs of these agreements based on estimates of work completed to date. Additionally, this table does not include rebates, chargebacks or discounts recorded as liabilities at the time that product sales are recognized as revenue.
(2)	This table does not include potential future milestone obligations under our license agreement with the University of California San Francisco for the exclusive rights to develop and commercialize a portfolio of CFTR activators and inhibitors where we could be obligated to make potential future milestone payments of up to $46.0 million for regulatory and sales milestones.
(3)	This table includes a probable future $2.0 million milestone obligation under our license agreement with Lilly, for the exclusive rights to develop and commercialize tradipitant, which is due upon enrollment of the first subject into a Phase III study for tradipitant. This table does not include other potential future milestone obligations under the license agreement of $97.0 million, which consist of $2.0 million due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the E.U. and up to $95.0 million for future regulatory approval and sales milestones.
(4)	This table includes a probable future milestone obligation under our license agreement with BMS, where we are obligated to make a milestone payment of $25.0 million when cumulative worldwide sales of HETLIOZ® reach $250.0 million, which is expected to occur in the first half of 2018. This obligation is accrued as a current liability in our consolidated balance sheet as of December 31, 2017.

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

Concentrations of credit risk

We deposit our cash with financial institutions that we consider to be of high credit quality and purchase marketable securities which are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars. Our marketable securities consist of commercial paper, corporate notes and U.S. government agency notes.

Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. There were six major customers that each accounted for more than 10% of total revenues and, as a group, represented 95% of total revenues for the year ended December 31, 2017. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 77% of total accounts receivable at December 31, 2017. We mitigate our credit risk relating to accounts receivable from customers by performing ongoing credit evaluations.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (Exchange Act)) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2017, the end of the period covered by this annual report on Form 10-K, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G (3) to Form 10-K.

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

Vanda Pharmaceuticals Inc.

February 15, 2018	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D. Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	February 15, 2018

/s/ James P. Kelly James P. Kelly	Executive Vice President, Chief Financial Officer and Treasurer (principal financial	February 15, 2018
officer and principal accounting officer)

/s/ H. Thomas Watkins H. Thomas Watkins	Chairman of the Board and Director	February 15, 2018

/s/ Kenneth M. Bate Kenneth M. Bate	Director	February 15, 2018

/s/ Michael Cola Michael Cola	Director	February 15, 2018

/s/ Richard W. Dugan Richard W. Dugan	Director	February 15, 2018

/s/ Vincent J. Milano Vincent J. Milano	Director	February 15, 2018

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Vanda Pharmaceuticals Inc. and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Baltimore, MD

February 15, 2018

We have served as the Company’s auditor since 2003.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except for share and per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$33,627	$40,426
Marketable securities	109,786	100,914
Accounts receivable, net	17,601	20,268
Inventory	840	779
Prepaid expenses and other current assets	8,003	11,788

Total current assets	169,857	174,175
Property and equipment, net	5,306	5,015
Intangible assets, net	26,069	27,819
Non-current inventory and other	4,193	3,365

Total assets	$205,425	$210,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,335	$16,196
Accrued government and other rebates	23,028	34,124
Milestone obligations under license agreements	27,000	—

Total current liabilities	70,363	50,320
Milestone obligations under license agreements	—	25,000
Other non-current liabilities	3,675	3,724

Total liabilities	74,038	79,044

Commitments and contingencies (Notes 11 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 44,938,133 and 44,000,614 shares issued and outstanding at December 31, 2017 and 2016, respectively	45	44
Additional paid-in capital	492,802	477,087
Accumulated other comprehensive income (loss)	(34)	58
Accumulated deficit	(361,426)	(345,859)

Total stockholders’ equity	131,387	131,330

Total liabilities and stockholders’ equity	$205,425	$210,374

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2017	2016	2015
Revenues:
Net product sales	$165,083	$146,017	$109,925

Total revenues	165,083	146,017	109,925
Operating expenses:
Cost of goods sold, excluding amortization	17,848	24,712	23,462
Research and development	38,547	29,156	29,145
Selling, general and administrative	123,841	99,787	84,531
Intangible asset amortization	1,750	10,933	12,972

Total operating expenses	181,986	164,588	150,110

Loss from operations	(16,903)	(18,571)	(40,185)
Other income	1,472	665	320

Loss before income taxes	(15,431)	(17,906)	(39,865)
Provision for income taxes	136	104	—

Net loss	$(15,567)	$(18,010)	$(39,865)

Net loss per share:
Basic	$(0.35)	$(0.41)	$(0.94)

Diluted	$(0.35)	$(0.41)	$(0.94)

Weighted average shares outstanding:
Basic	44,735,146	43,449,441	42,250,254

Diluted	44,735,146	43,449,441	42,250,254

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net loss	$(15,567)	$(18,010)	$(39,865)

Other comprehensive income:
Net foreign currency translation gain (loss)	30	(1)	—
Change in net unrealized gain (loss) on marketable securities	(122)	20	23
Tax provision on other comprehensive income	—	—	—

Other comprehensive income (loss), net of tax	(92)	19	23

Comprehensive loss	$(15,659)	$(17,991)	$(39,842)

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
(in thousands, except for share amounts)	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2014	41,486,361	$41	$448,744	$16	$(287,984)	$160,817
Issuance of common stock from the
exercise of stock options and settlement of restricted stock units	1,353,877	2	4,372	—	—	4,374
Shares withheld upon settlement of equity awards	(24,947)	—	(283)	—	—	(283)
Stock-based compensation expense	—	—	7,961	—	—	7,961
Net loss	—	—	—	—	(39,865)	(39,865)
Other comprehensive income, net of tax	—	—	—	23	—	23

Balances at December 31, 2015	42,815,291	43	460,794	39	(327,849)	133,027
Issuance of common stock from the
exercise of stock options and settlement of restricted stock units	1,185,323	1	7,750	—	—	7,751
Stock-based compensation expense	—	—	8,543	—	—	8,543
Net loss	—	—	—	—	(18,010)	(18,010)
Other comprehensive income, net of tax	—	—	—	19	—	19

Balances at December 31, 2016	44,000,614	44	477,087	58	(345,859)	131,330
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	937,519	1	5,250	—	—	5,251
Stock-based compensation expense	—	—	10,465	—	—	10,465
Net loss	—	—	—	—	(15,567)	(15,567)
Other comprehensive loss, net of tax	—	—	—	(92)	—	(92)

Balances at December 31, 2017	44,938,133	$45	$492,802	$(34)	$(361,426)	$131,387

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities
Net loss	$(15,567)	$(18,010)	$(39,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,234	935	582
Stock-based compensation	10,465	8,543	7,961
Amortization of (discounts) premiums on marketable securities	(426)	62	677
Intangible asset amortization	1,750	10,933	12,972
Other non-cash adjustments, net	587	542	483
Changes in operating assets and liabilities:
Accounts receivable	2,525	(4,298)	(12,677)
Prepaid expenses and other assets	3,652	(6,159)	(2,558)
Inventory	(1,060)	200	387
Accounts payable and other liabilities	5,953	575	9,432
Accrued government and other rebates	(11,096)	(1,426)	35,055

Net cash provided by (used in) operating activities	(1,983)	(8,103)	12,449

Cash flows from investing activities
Purchases of property and equipment	(1,664)	(1,407)	(2,527)
Purchases of marketable securities	(148,135)	(165,405)	(193,111)
Proceeds from sale of marketable securities	—	—	999
Maturities of marketable securities	139,568	156,787	168,041
Other investing activities	124	(46)	—

Net cash used in investing activities	(10,107)	(10,071)	(26,598)

Cash flows from financing activities
Proceeds from exercise of employee stock options	5,251	7,751	4,374
Tax obligations paid in connection with settlement of restricted stock units	—	—	(283)

Net cash provided by financing activities	5,251	7,751	4,091

Effect of exchange rate changes on cash and cash equivalents	40	6	—

Net decrease in cash and cash equivalents	(6,799)	(10,417)	(10,058)
Cash and cash equivalents
Beginning of year	40,426	50,843	60,901

End of year	$33,627	$40,426	$50,843

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

Basis of presentation

The accompanying consolidated financial statements includes the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and consolidated statements of cash flows, cash equivalents represent highly-liquid investments with a maturity date of three months or less at the date of purchase. Cash and cash equivalents includes investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Restricted cash of $0.7 million and $0.8 million relating primarily to leases for office space is included in other current and other non-current assets at December 31, 2017 and 2016.

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s investment policy requires the selection of high-quality issuers, with bond ratings of AAA to A1+/P1. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income/loss. At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. If declines in the value of available-for-sale securities are determined to be other-than-temporary, a loss is recorded in earnings in the current period. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to maturity and included in interest income. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which would be included in the consolidated statements of operations when generated. Marketable securities with a maturity of more than one year as of the balance sheet date and which the Company does not intend to sell within the next twelve months are classified as non-current. All other marketable securities are classified as current.

Inventory

Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory not expected to be sold within 12 months following the balance sheet date are classified as non-current.

Intangible Assets

Costs incurred for products not yet approved by the FDA and for which no alternative future use exists are recorded as expense. Obligations for milestone payments to other pharmaceutical companies that may result in a capitalized intangible asset are recognized when it is deemed probable that the milestone event will occur. In the event a product has been approved by the FDA or an alternative future use exists for a product, patent and license costs are capitalized and amortized on a straight-line basis over the estimated useful economic life of the of the related product patents. For intangible assets related to HETLIOZ®, the estimated useful life is based on the U.S. method of use patent that expires in May 2034. Intangible assets related Fanapt® have been fully amortized on a straight-line basis to November 2016. The useful life estimate for Fanapt® was based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031.

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

Accounts Payable and Accrued Liabilities

The Company’s management is required to estimate accrued liabilities as part of the process of preparing financial statements. The estimation of accrued liabilities involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date in the financial statements. Accrued liabilities include research and development expenses, such as accrued costs under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to contract manufacturers in conjunction with the production of clinical materials, consulting and professional fees, such as lawyers and fees for marketing and other commercialization activities, accrued compensation and employee benefits, such as accrued bonus, royalties payable under licensing agreements, and other accrued fees. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes these expenses as the services are provided. Such management assessments include, but are not limited to: (i) an evaluation by the project manager of the work that has been completed during the period, (ii) measurement of progress prepared internally and/or provided by the third-party service provider, (iii) analyses of data that justify the progress, and (iv) management’s judgment. In the event that the Company does not identify certain costs that have begun to be incurred or the Company under- or over-estimates the level of services performed or the costs of such services, the Company’s reported expenses for such period would be too low or too high.

Net Product Sales

The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
HETLIOZ® product sales, net	$89,978	$71,671	$44,302
Fanapt® product sales, net	75,105	74,346	65,623

	$165,083	$146,017	$109,925

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

Major Customers

HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse. Revenues and accounts receivable are concentrated with these customers. The following table presents each major customer that represented more than 10% of total revenues for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Percent of Net Product Sales	2017	2016	2015
Distributor A	32%	23%	14%
Distributor B	15%	16%	18%
Distributor C	15%	16%	19%
Distributor D	12%	15%	17%
Distributor E	11%	16%	14%
Distributor F	10%	1%	0%
Distributor G	—	9%	12%

The following table presents each major customer that represented more than 10% of accounts receivable, net, as of December 31, 2017 and 2016:

	December 31,
Percent of Accounts Receivable, Net	2017	2016
Distributor A	28%	22%
Distributor B	18%	19%
Distributor C	10%	15%
Distributor D	21%	25%
Distributor E	8%	11%

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

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund approximately 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Vanda accounts for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D coverage gap are based in part on historical activity and, where available, actual and pending prescriptions for which the Company has validated the insurance benefits. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter activity. If actual future funding varies from estimates, the Company may need to adjust accruals, which would affect net revenue in the period of adjustment.

Service Fees: The Company incurs specialty pharmacy and wholesaler fees for services and their data. These fees are based on contracted terms and are known amounts. The Company accrues service fees at the time of revenue recognition, resulting in a reduction of product sales and the recognition of an accrued liability, unless it receives an identifiable and separate benefit for the consideration and it can reasonably estimate the fair value of the benefit received. In which case, service fees are recorded as selling, general and administrative expense.

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

Product Returns: Consistent with industry practice, the Company generally offers direct customers a limited right to return as defined within the Company’s returns policy. The Company considers several factors in the estimation process, including historical return activity, expiration dates of product shipped to specialty pharmacies, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors. The following table summarizes activity for product returns as of and for the years ended December 31, 2017, 2016 and 2015:

(in thousands)
Balance at December 31, 2014	$85
Additions	986
Credits/payments	(12)

Balance at December 31, 2015	1,059
Additions	2,507
Credits/payments	(486)

Balance at December 31, 2016	3,080
Additions	5,978
Credits/payments	(4,939)

Balance at December 31, 2017	$4,119

Cost of Goods Sold

Cost of goods sold includes royalties payable, the cost of inventory sold, manufacturing and supply chain costs and product shipping and handling costs related to sales of HETLIOZ® and Fanapt® to the Company’s distribution partners.

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

Stock-Based Compensation

Compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. The Company recognizes the expense over the award’s vesting period. The fair value of stock options granted and restricted stock units (RSUs) awarded are amortized using the straight-line method. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Advertising Expense

The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $1.3 million, $1.4 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other income and amounted to income of $0.1 million, a loss of $0.2 million, and zero for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of NOL carryforwards that can be utilized in the future to offset taxable income.

Non-Cash Investing and Financing Activities

Purchases of property and equipment accrued in current liabilities amounted to zero, $0.2 million and $0.2 million for each of the years ended December 31, 2017, 2016 and 2015, respectively. The acquisition of an intangible asset relating to HETLIOZ® accrued in non-current liabilities amounted to $25.0 million for the year ended December 31, 2015.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly-rated financial institutions. At December 31, 2017, the Company maintained all of its cash, cash equivalents and marketable securities in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

Segment and Geographic Information

The Company operates in one reporting segment and, accordingly, no segment disclosures are presented herein. Foreign sales were not material for each of the years ended December 31, 2017, 2016 and 2015.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. The Company will adopt this new standard in the first quarter of 2018. Under the new standard, the Company will reclassify its restricted cash amounts within the consolidated statements of cash flows and include footnote disclosures to be able to reconcile amounts per the consolidated balance sheets to the statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flow. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. The Company will adopt this new standard in the first quarter of 2018. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU provides that all of the tax effects related to share-based payments are recorded as part of the provision for income taxes, allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction, allows entities to estimate the effect of forfeitures or recognized forfeitures when they occur, and other improvements to the accounting for share-based awards. The new standard was effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company adopted this new standard in the first quarter of 2017. As a result of adoption of the new guidance, the Company recognized deferred tax assets related to the previously unrecognized tax benefits, fully reduced by a valuation allowance as it is more likely than not that such benefits will not be realized. The Company will recognize excess tax benefits arising from share-based payments in the Company’s provision for income taxes as opposed to additional paid-in capital on a prospective basis. Additionally, the Company elected to continue to estimate the impact of forfeitures when determining the amount of compensation cost to be recognized each period rather than to account for them as they occur. The remaining updates required by this standard did not have a material impact to the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods—entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. The analysis identifying areas that will be impacted by the new guidance as well as the impacts to the consolidated financial statements and related disclosures is substantially complete. As part of the analysis, the Company completed an analysis of existing contracts with its customers and assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. Based on its review of customer contracts, adoption of the new standard is not expected to have a material impact on the Company’s revenue from product sales. The Company will adopt the new standard on January 1, 2018 using the modified retrospective method.

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

The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2017	2016	2015
Numerator:
Net loss	$(15,567)	$(18,010)	$(39,865)

Denominator:
Weighted average shares outstanding, basic and diluted	44,735,146	43,449,441	42,250,254

Net loss per share, basic and diluted:
Basic	$(0.35)	$(0.41)	$(0.94)

Diluted	$(0.35)	$(0.41)	$(0.94)

Antidilutive securities excluded from calculations of diluted net income (loss) per share	3,136,515	4,943,797	5,660,199

The Company incurred a net loss for each of the years ended December 31, 2017, 2016 and 2015 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

4. Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2017, all of which have contract maturities of less than one year:

		Gross	Gross	Fair
December 31, 2017	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$60,681	$—	$(63)	$60,618
Corporate debt	49,168	12	(12)	49,168

	$109,849	$12	$(75)	$109,786

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2016:

		Gross	Gross	Fair
December 31, 2016	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$50,661	$3	$(17)	$50,647
Corporate debt	50,194	89	(16)	50,267

	$100,855	$92	$(33)	$100,914

5. Fair Value Measurements

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Marketable securities classified in Level 1 and Level 2 as of December 31, 2017 and 2016 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the years ended December 31, 2017 and 2016.

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2017, as follows:

		Fair Value Measurement as of December 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
(in thousands)	2017	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	60,618	60,618	—	—
Corporate debt	53,164	—	53,164	—

	$113,782	$60,618	$53,164	$—

Total assets measured at fair value as of December 31, 2017 include $4.0 million of cash equivalents.

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2016, as follows:

		Fair Value Measurement as of December 31, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
(in thousands)	2016	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$50,647	$50,647	$—	$—
Corporate debt	50,267	—	50,267	—

	$100,914	$50,647	$50,267	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, the carrying value of which materially approximate their fair values.

6. Inventory

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory levels are evaluated for the amount of inventory that would be sold within one year. At certain times, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. The Company classifies the estimate of such inventory as non-current. Inventory consisted of the following as of December 31, 2017 and 2016:

	December 31,	December 31,
(in thousands)	2017	2016
Current assets
Work-in-process	$80	$17
Finished goods	760	762

	$840	$779

Non-Current assets
Raw materials	$87	$127
Work-in-process	2,821	2,225
Finished goods	408	83

	$3,316	$2,435

7. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets as of December 31, 2017 and 2016:

	December 31,	December 31,
(in thousands)	2017	2016
Research and development expenses	$2,415	$2,397
Consulting and other professional fees	2,876	6,051
Prepaid royalties	—	1,761
Other	2,712	1,579

	$8,003	$11,788

8. Property and Equipment

The following is a summary of the Company’s property and equipment, at cost, as of December 31, 2017 and 2016:

	Estimated
	Useful Life	December 31,
(in thousands)	(Years)	2017	2016
Computer and other equipment	3	$3,342	$2,426
Furniture and fixtures	5 - 7	1,929	1,412
Leasehold improvements	5 - 11	4,515	4,408

		9,786	8,246
Accumulated depreciation and amortization		(4,480)	(3,231)

		$5,306	$5,015

Depreciation expense was $1.2 million, $0.9 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9. Intangible Assets

HETLIOZ®. In January 2014, the Company announced that the FDA had approved the New Drug Application (NDA) for HETLIOZ®. As a result of this approval, the Company met a milestone under its license agreement with Bristol-Myers Squibb (BMS) that required the Company to make a license payment of $8.0 million to BMS. The $8.0 million is being amortized on a straight-line basis over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patent for HETLIOZ® that expires in May 2034.

The Company is obligated to make a future milestone payment to BMS of $25.0 million when cumulative worldwide sales of HETLIOZ® reach $250.0 million, which is expected to occur in the first half of 2018. The future obligation of $25.0 million was recorded as a current liability as of December 31, 2017 and as a non-current liability as of December 31, 2016. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset. The intangible asset of $25.0 million is being amortized on a straight-line basis over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patent for HETLIOZ® that expires in May 2034.

Fanapt®. In 2009, the Company announced that the FDA had approved the NDA for Fanapt®. As a result of this approval, the Company met a milestone under its original sublicense agreement with Novartis that required the Company to make a license payment of $12.0 million to Novartis. The $12.0 million was amortized on a straight-line basis over the remaining life of the U.S. composition of matter patent for Fanapt® to November 2016.

Pursuant to a settlement agreement in December 2014, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company. As a result, the Company recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired rights to Fanapt®, which was fully amortized on a straight-line basis as of November 2016. The useful life estimation for the Fanapt® intangible asset was based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031.

The following is a summary of the Company’s intangible assets as of December 31, 2017:

		December 31, 2017
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(in thousands)	(Years)	Amount	Amortization	Amount
HETLIOZ®	May 2034	$33,000	$6,931	$26,069
Fanapt®	November 2016	27,941	27,941	—

		$60,941	$34,872	$26,069

The following is a summary of the Company’s intangible assets as of December 31, 2016:

		December 31, 2016
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(in thousands)	(Years)	Amount	Amortization	Amount
HETLIOZ®	January 2033	$33,000	$5,181	$27,819
Fanapt®	November 2016	27,941	27,941	—

		$60,941	$33,122	$27,819

Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
HETLIOZ®	$1,750	$1,721	$2,922
Fanapt®	—	9,212	10,050

	$1,750	$10,933	$12,972

The following is a summary of the future intangible asset amortization schedule as of December 31, 2017:

(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
HETLIOZ®	$26,069	$1,545	$1,591	$1,591	$1,591	$1,591	$18,160

10. Accounts Payable and Accrued Liabilities

The following is a summary of the Company’s accounts payable and accrued liabilities as of December 31, 2017 and 2016:

	December 31,	December 31,
(in thousands)	2017	2016
Research and development expenses	$4,663	$3,024
Consulting and other professional fees	3,961	3,192
Compensation and employee benefits	5,323	4,291
Royalties payable	4,394	4,555
Other	1,994	1,134

	$20,335	$16,196

11. Commitments and Contingencies

Operating Leases

Commitments relating to operating leases represent the minimum annual future payments under operating leases and subleases for a total of 40,188 square feet of office space for the Company’s headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. that expire in 2026, the operating lease for 2,880 square feet of office space for the Company’s European headquarters in London that has a noncancellable lease term ending in 2021, and 1,249 square feet of office space in Berlin under a short-term operating lease. The following is a summary of the minimum annual future payments under operating leases and subleases for office space as of December 31, 2017:

	Cash payments due by year
(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$19,789	$2,311	$2,295	$2,351	$2,174	$2,187	$8,471

In 2011, the Company entered into an operating lease for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. for 21,400 square feet of office space. A lease amendment in 2014 increased the office space under lease to 30,260 square feet, and a lease amendment in June 2016 extended the lease term from April 2023 to September 2026. Subject to the prior rights of other tenants, the Company has the right to renew the lease for five years following its expiration. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The lease may be terminated early by the Company or the landlord under certain circumstances.

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

Rent expense under operating leases and subleases, was $3.2 million, $2.5 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As a result of the FDA’s approval of the HETLIOZ® NDA in January 2014, the Company made an $8.0 million milestone payment to BMS in the first quarter of 2014 under the license agreement that was capitalized as an intangible asset and is being amortized over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patent for HETLIOZ® in the U.S. The Company is obligated to make a future milestone payment to BMS of $25.0 million when cumulative worldwide sales of HETLIOZ® reach $250.0 million, which is expected to occur in the first half of 2018. The probable future $25.0 million milestone obligation was capitalized as an intangible asset in the first quarter of 2015 and is being amortized over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patent for HETLIOZ® in the U.S. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where the Company commercializes HETLIOZ® for a period equal to the greater of 10 years following the first commercial sale in the territory or the expiry of the new chemical entity patent in that territory. During the period prior to the expiry of the new chemical entity patent in a territory, the Company is obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no new chemical entity patent existed or for the remainder of the 10 years after the expiry of the new chemical entity patent. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for HETLIOZ® to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.

Fanapt ®. Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company was obligated to make royalty payments to Sanofi S.A. (Sanofi) and Titan Pharmaceuticals Inc. (Titan) at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200.0 million, and at a percentage rate in the mid-twenties on sales over $200.0 million through November 2016. In February 2016, the Company amended the agreement with Sanofi and Titan to remove Titan as the entity through which royalty payments from the Company are directed to Sanofi following the expiration of the new chemical entity patent for Fanapt® in the U.S. on November 15, 2016. Under the amended agreement, the Company pays directly to Sanofi a fixed royalty of 3% of net sales from November 16, 2016 through December 31, 2019 related to manufacturing know-how. The Company made a $2.0 million payment during the year ended December 31, 2016 that applied to this 3% manufacturing know-how royalty. No further royalties on manufacturing know-how are payable by the Company after December 31, 2019. This amended agreement did not alter Titan’s obligation under the license agreement to make royalty payments to Sanofi prior to November 16, 2016 or the Company’s obligations to pay Sanofi a fixed royalty on Fanapt® net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the new chemical entity patent has expired or was not issued.

Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications. The patent describing tradipitant as a new chemical entity expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments. Lilly is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. The $4.0 million of pre-NDA approval milestones includes $2.0 million due upon enrollment of the first subject into a Phase III study for tradipitant and $2.0 million due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the E.U. The likelihood of achieving the enrollment of the first subject into a Phase III study for tradipitant was determined to be probable during 2017. As a result, the future obligation of $2.0 million tied to such milestone was recorded as research and development expense in the consolidated statement of operations for the year ended December 31, 2017 and a current liability in the consolidated balance sheet as of December 31, 2017. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.

VQW-765 (formerly AQW-051). In connection with a settlement agreement with Novartis relating to Fanapt®, the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist. Pursuant to the license agreement, the Company is obligated to use its commercially reasonable efforts to develop and commercialize VQW-765 and is responsible for all development costs. The Company has no milestone obligations; however, Novartis is eligible to receive tiered-royalties on net sales at percentage rates up to the mid-teens.

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

12. Income Taxes

The Company recorded total tax expense of $0.1 million on consolidated pretax loss of $15.4 million, consisting of $15.7 million of pretax loss in the U.S. and $0.3 million of pretax income from foreign subsidiaries for the year ended December 31, 2017. The Company recorded total tax expense of $0.1 million on consolidated pretax loss of $17.9 million, consisting of $18.1 million of pretax loss in the U.S. and $0.2 million of pretax income from foreign subsidiaries for the year ended December 31, 2016. The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Current:
Federal	$—	$—	$—
State	65	66	—
Foreign	(66)	142
Deferred:
Federal	—	—	—
State	—	—
Foreign	137	(104)	—

Provision for income taxes	$136	$104	$—

Deferred tax assets are reduce by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated pretax losses in the U.S. serves as strong evidence that it is more likely than not that deferred tax assets in the U.S. will not be realized in the future. Therefore, the Company had a full tax valuation allowance against all deferred tax assets in the U.S. as of December 31, 2017 and 2016. As a result of the tax valuation allowance against deferred tax assets in the U.S., there was no benefit for income taxes associated with the loss before income taxes for each of the years ended December 31, 2017, 2016 and 2015. The following is reconciliation between the federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes	1.7%	0.8%	-0.1%
The U.S. Tax Cuts and Job Act (1)	-262.6%	0.0%	0.0%
Change in valuation allowance - U.S. Tax Cuts and Jobs Act	262.6%	0.0%	0.0%
Other change in valuation allowance	-47.8%	-38.4%	-25.4%
Research and development credit	9.0%	3.8%	1.5%
Orphan drug credit	6.3%	7.6%	1.6%
Section 162(m) limitation	8.1%	0.0%	-5.7%
Other tax rate changes	-2.6%	3.9%	-0.3%
Change in state NOLs	5.1%	0.0%	-1.4%
Stock-based compensation	-13.0%	-12.5%	-5.1%
Other items	-2.7%	-0.8%	-0.1%

Effective tax rate	-0.9%	-0.6%	0.0%

(1)	The effective tax rate for the year ended December 31, 2017 includes the estimate of the effect of the U.S. Tax Cuts and Jobs Act, which primarily relates to the remeasurement of existing deferred taxes as a result of the change to the U.S. federal tax rate.

The following is a summary of the components of the Company’s deferred tax assets, net, and the related tax valuation allowance as of December 31, 2017 and 2016:

	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$59,222	$84,177
Stock-based compensation	5,383	12,443
Accrued and deferred expenses	1,967	2,558
Research and development and orphan drug credit carryforwards	43,976	41,104
Intangible assets	3,745	5,477
Other	2,174	1,019

Total deferred tax assets	116,467	146,778
Deferred tax liabilities:
Other	(386)	(666)

Total deferred tax liabilities	(386)	(666)
Deferred tax assets, net	116,081	146,112
Valuation allowance	116,110	146,012

Net deferred tax assets (liabilities)	$(29)	$100

The Company’s net deferred tax liability of less than $0.1 million as of December 31, 2017 is included as a component of other non-current liabilities. The Company’s net deferred tax asset of $0.1 million as of December 31, 2016 is included as a component of non-current inventory and other in the consolidated balance sheet.

The following is a summary of changes in the Company’s tax valuation allowance for the years ended December 31, 2017, 2016 and 2015:

	Balance at			Balance at
	Beginning			End of
(in thousands)	of Year	Additions	Reductions	Year
Year Ended:
December 31, 2017	$146,012	$12,403	$(42,305)	$116,110
December 31, 2016	139,037	11,031	(4,056)	146,012
December 31, 2015	128,890	17,002	(6,855)	139,037

The Company has net operating loss (NOL) and other tax credit carryforwards in several jurisdictions. As of December 31, 2017, the Company has $49 million of deferred tax assets relating to U.S. federal NOL carryforwards, along with deferred tax assets of $9 million and $35 million related to U.S. federal research and development credits and orphan drug credits, respectively. These tax attributes will begin to expire in 2028, 2024 and 2030, respectively. In addition, the Company has $10 million of deferred tax assets relating to U.S. state NOL carryforwards, which primarily relate to the District of Columbia. State NOLs for the District of Columbia will begin to expire in 2031 and other state NOLs will begin to expire in 2018. A valuation allowance is recorded against these U.S. federal and U.S. state deferred tax assets.

Because the Company has generated NOLs from inception through December, 31, 2017, all income tax returns filed by the Company are open to examination by tax jurisdictions. As of December 31, 2017, the Company’s income tax returns had not been under examination by any federal or state tax jurisdictions. As of December 31, 2017 and 2016, the Company had no uncertain tax positions.

Certain tax attributes of the Company, including NOLs and credits, would be subject to a limitation should an ownership change as defined under the Internal Revenue Code of 1986, as amended (IRC), Section 382, occur. The limitations resulting from a change in ownership could affect the Company’s ability to utilize its NOLs and credit carryforward (tax attributes). Ownership changes occurred in the years ending December 31, 2014 and December 31, 2008. The Company believes that the ownership changes in 2014 and 2008 will not impact its ability to utilize NOL and credit carryforwards; however, future ownership changes may cause the Company’s existing tax attributes to have additional limitations. Because the Company maintains a valuation allowance on its U.S. tax attributes, any limitation as a result of application of IRC Section 382 limitation would not have a material impact on the Company’s provision for income taxes for the year ended December 31, 2017.

The Tax Cuts and Jobs Act (TCJA) was enacted in December 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has not completed our accounting for the tax effects of the TCJA. Certain U.S. federal deferred tax assets and liabilities were remeasured based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the U.S. international and executive compensation provisions of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Because the Company has recorded a valuation allowance against deferred tax assets in the U.S., future adjustments recorded as we complete our analysis will not have a material impact to our net deferred tax asset or liability.

13. Accumulated Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows for the years ended December 31, 2017 and 2016:

	December 31,	December 31,
(in thousands)	2017	2016
Foreign currency translation	$29	$(1)
Available-for-sale securities	(63)	59

	$(34)	$58

There were no reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015.

14. Equity Incentive Plans

As of December 31, 2017, there were 6,077,622 shares that were subject to outstanding options and RSUs under the 2006 Equity Incentive Plan (2006 Plan) and the 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms on April 12, 2016, and the Company adopted the 2016 Plan. Outstanding options and RSUs under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan under which 2,000,000 shares of common stock were reserved for issuance. In June 2017, the Company’s stockholders approved the amendment and restatement of the 2016 Plan pursuant to which an additional 2,700,000 shares were reserved for issuance, among other administrative changes. As a result, there are a total of 4,700,000 shares of common stock reserved for issuance under the 2016 Plan, 3,168,565 shares of which remained available for future grant as of December 31, 2017.

Stock Options

The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms and all service option awards granted prior to December 31, 2006, service option awards granted to new employees, and certain service option awards granted to existing employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Certain service option awards granted to existing employees after December 31, 2006 vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in equal monthly installments over a period of one year. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability. As of December 31, 2017, $7.3 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.2 years. No option awards are classified as a liability as of December 31, 2017.

The Company’s equity incentive plan, the Second Amended and Restated Management Equity Plan (2004 Plan), expired by its terms in 2014 and no additional options will be granted under the 2004 Plan. There were no shares subject to outstanding options granted under the 2004 Plan as of December 31, 2017 and 2016. The following is a summary of option activity for the 2004 Plan for the year ended December 31, 2015:

		Weighted Average	Weighted Average	Aggregate
2004 Plan	Number of	Exercise Price at	Remaining Term	Intrinsic
(in thousands, except for share and per share amounts)	Shares	Grant Date	(Years)	Value
Outstanding at December 31, 2014	652,810	$1.74	0.78	$8,212
Exercised	(652,810)	1.74		6,129

Outstanding at December 31, 2015	—

The following is a summary of option activity for the 2006 Plan and the 2016 Plan for the years ended December 31, 2017, 2016, and 2015:

		Weighted Average	Weighted Average	Aggregate
2006 and 2016 Plans	Number of	Exercise Price at	Remaining Term	Intrinsic
(in thousands, except for share and per share amounts)	Shares	Grant Date	(Years)	Value
Outstanding at December 31, 2014	6,227,112	$11.58	6.71	$28,523
Granted	1,056,500	11.74
Forfeited	(496,854)	10.75
Expired	(64,336)	25.69
Exercised	(469,974)	7.02		2,594

Outstanding at December 31, 2015	6,252,448	11.87	6.16	7,498
Granted	866,011	8.43
Forfeited	(392,700)	11.23
Expired	(279,766)	17.38
Exercised	(897,657)	8.63		4,264

Outstanding at December 31, 2016	5,548,336	11.62	5.58	32,453
Granted	643,000	14.44
Forfeited	(290,729)	10.73
Expired	(605,617)	29.87
Exercised	(575,206)	9.13		3,140

Outstanding at December 31, 2017	4,719,784	10.03	5.63	24,421

Exercisable at December 31, 2017	3,540,804	9.35	4.73	20,715

Vested and expected to vest at December 31, 2017	4,589,591	9.94	5.56	24,129

The weighted average grant-date fair value of options granted was $7.81, $4.53 and $6.59 per share for the years ended December 31, 2017, 2016 and 2015, respectively. Proceeds from the exercise of stock options amounted to $5.3 million, $7.8 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Units

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs under the Plans with service conditions (service RSUs) that vest in four equal annual installments provided that the employee remains employed with the Company. As of December 31, 2017, $12.1 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.7 years. No RSUs are classified as a liability as of December 31, 2017.

The following is a summary of RSU activity for the 2006 Plan and the 2016 Plan for the years ended December 31, 2017, 2016, and 2015:

	Number of	Weighted
	Shares	Average
	Underlying	Grant Date
RSUs	RSUs	Fair Value
Unvested at December 31, 2014	1,025,961	$9.94
Granted	417,000	11.51
Forfeited	(189,187)	10.60
Vested	(231,093)	7.96

Unvested at December 31, 2015	1,022,681	10.90
Granted	657,742	8.71
Forfeited	(254,329)	10.38
Vested	(287,666)	9.65

Unvested at December 31, 2016	1,138,428	10.07
Granted	857,336	14.57
Forfeited	(275,613)	11.41
Vested	(362,313)	9.78

Unvested at December 31, 2017	1,357,838	12.72

The grant date fair value for the 362,313 shares underlying RSUs that vested during the year ended December 31, 2017 was $3.5 million.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for the years ended December 31, 2017, 2016 and 2015 was allocated as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Research and development	$1,152	$2,087	$2,269
Selling, general and administrative	9,313	6,456	5,692

	$10,465	$8,543	$7,961

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared in September 2008) and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	0%	0%	0%
Weighted average expected volatility	57%	57%	60%
Weighted average expected term (years)	5.89	6.08	6.00
Weighted average risk-free rate	1.97%	1.37%	1.67%

15. Employee Benefit Plan

The Company has a defined contribution plan under IRC Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches 50 percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a four-year period and amounted to $0.8 million, $0.4 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

16. Legal Matters

In June 2014, the Company filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (Delaware District Court). The suit seeks an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 8,586,610 (‘610 Patent) by submitting to the FDA an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to a settlement agreement with Novartis, the Company assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S. Patent RE39198 (‘198 Patent), which is licensed exclusively to the Company, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in favor of the Company, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that the Company is entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If the Company obtains pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals (Federal Circuit). Roxane filed its opening appellate brief on February 7, 2017. The Company filed its responsive brief on April 19, 2017, and Roxane filed its reply brief on May 3, 2017. On July 27, 2017, Roxane, now a subsidiary of Hikma Pharmaceuticals PLC (Hikma), petitioned the Federal Circuit to substitute Roxane with new defendants West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (each of which is a subsidiary of Hikma and both of which are referred to collectively herein as West-Ward). The Company did not oppose the substitution of West-Ward for Roxane. The appeal is fully briefed, and oral argument was held on December 5, 2017. The Federal Circuit has not yet issued a decision.

In 2015, the Company filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp. (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or the Company’s U.S. Patent No. 9,138,432 (‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants have denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. Certain Defendants have since entered into agreements resolving these lawsuits, as discussed below. The remaining parties have agreed, and the Delaware District Court has ordered, that within 14 days after any decision on the merits in the Roxane appeal, the parties will submit to the Delaware District Court a status report and request a schedule for trial. The Company entered into a confidential stipulation with Inventia regarding any potential launch of Inventia’s generic ANDA product. The Company also entered into a confidential stipulation with Lupin regarding any potential launch of Lupin’s generic ANDA product.

Lupin filed counter claims for declaratory judgment of invalidity and noninfringement of seven of the Company’s method of treatment patents that are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) related to Fanapt® (such seven patents, the Method of Treatment Patents). The Company has not sued Lupin for infringing the Method of Treatment Patents. On October 13, 2016, the Company and Lupin filed a Stipulation of Dismissal in the Delaware District Court pursuant to which Lupin’s counterclaims relating to the Method of Treatment Patents were dismissed without prejudice in recognition of an agreement reached between the parties by which the Company would not assert those patents against Lupin absent certain changes in Lupin’s proposed prescribing information for its iloperidone tablets.

On October 24, 2016, the Company entered into a License Agreement with Taro to resolve the Company’s patent litigation against Taro regarding Taro’s ANDA seeking approval of its generic version of Fanapt® (Taro License Agreement). Under the Taro License Agreement, the Company granted Taro a non-exclusive license to manufacture and commercialize Taro’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date the Company obtains pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Taro may enter the market earlier under certain limited circumstances. The Taro License Agreement, which is subject to review by the U.S. Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ), provides for a full settlement and release by the Company and Taro of all claims that are the subject of the litigation.

On December 7, 2016, the Company entered into a License Agreement with Apotex to resolve the Company’s patent litigation against Apotex regarding Apotex’s ANDA seeking approval of its generic version of Fanapt® (Apotex License Agreement). Under the Apotex License Agreement, the Company granted Apotex a non-exclusive license to manufacture and commercialize Apotex’s version of Fanapt® in the U.S. effective November 2, 2027, unless prior to that date the Company obtains pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2, 2028. Apotex may enter the market earlier under certain limited circumstances. The Apotex License Agreement, which is subject to review by the FTC and the DOJ, provides for a full settlement and release by the Company and Apotex of all claims that are the subject of the litigation.

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

17. Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial data for the years ended December 31, 2017 and 2016:

	First	Second	Third	Fourth
(in thousands, except for per share amounts)	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2017
Revenues	$37,415	$42,056	$41,336	$44,276
Gross profit (1)	32,958	37,095	36,379	39,053
Loss from operations	(7,906)	(1,924)	(4,923)	(2,150)
Net loss	(7,645)	(1,534)	(4,550)	(1,838)
Net loss per share, basic and diluted	$(0.17)	$(0.03)	$(0.10)	$(0.04)
Year Ended December 31, 2016
Revenues	$33,262	$36,029	$38,482	$38,244
Gross profit (1)	24,363	26,593	28,549	30,867
Loss from operations	(12,475)	(4,789)	(653)	(654)
Net loss	(12,358)	(4,618)	(430)	(604)
Net loss per share, basic and diluted	$(0.29)	$(0.11)	$(0.01)	$(0.01)

(1)	Gross profit includes revenues less cost of goods sold, excluding amortization, and less intangible asset amortization.

VANDA PHARMACEUTICALS INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on March 17, 2006 and incorporated herein by reference).

3.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) on September 25, 2008 and incorporated herein by reference).

3.3	Fourth Amended and Restated Bylaws of the registrant, as amended and restated on December 17, 2015 (filed as Exhibit 3.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on December 21, 2015 and incorporated herein by reference).

4.1	Specimen certificate representing the common stock of the registrant (filed as Exhibit 4.4 to Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on March 17, 2006, and incorporated herein by reference).

4.2	Rights Agreement, dated as of September 25, 2008, by and between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.5 to the registrant’s current report on Form 8-K (File No. 001-34186) on September 25, 2008 and incorporated herein by reference).

4.3	Amendment to Rights Agreement, dated as of December 22, 2009, by and between the registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.6 to the registrant’s current report on Form 8-K (File No. 001-34186) on December 22, 2009 and incorporated herein by reference).

10.1#	Amended and Restated License, Development and Commercialization Agreement, dated July 24, 2005, by and between Bristol-Myers Squibb Company and the registrant (relating to HETLIOZ®) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s registration Statement on Form S-1 (File No. 333-130759) on February 16, 2006 and incorporated herein by reference).

10.2	Form of Indemnification Agreement entered into by directors and executive officers (filed as Exhibit 10.11 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on December 29, 2005 and incorporated herein by reference).

10.3†	2006 Equity Incentive Plan, as amended (filed as Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-130759), as filed on March 17, 2006, and incorporated herein by reference).

Exhibit Number	Description

10.4†	Amended and Restated Employment Agreement, dated December 16, 2008, by and between Mihael H. Polymeropoulos and the registrant (filed as Exhibit 10.34 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on August 10, 2009 and incorporated herein by reference).

10.5†	Employment Agreement, dated December 13, 2010, by and between James Kelly and the registrant (filed as Exhibit 10.38 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 10, 2011 and incorporated herein by reference).

10.6†	Amendment to Amended and Restated Employment Agreement, dated December 16, 2010, by and between Mihael H. Polymeropoulos and the registrant (filed as Exhibit 10.39 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 10, 2011 and incorporated herein by reference).

10.7	Amended and Restated Tax Indemnity Agreement, dated December 16, 2010, by and between Mihael H. Polymeropoulos and the registrant (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 10, 2011 and incorporated herein by reference).

10.8	Lease, effective as of July 25, 2011, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.42 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 7, 2011 and incorporated herein by reference).

10.9	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 15, 2010, by and between Bristol-Myers Squibb Company and the registrant (filed as Exhibit 10.38 to the registrant’s current report on Form 8-K (File No. 001-34186) on April 19, 2010 and incorporated herein by reference).

10.10	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of May 24, 2012, by and between Bristol-Myers Squibb Company and the registrant (filed as Exhibit 10.46 to the registrant’s current report on Form 8-K (File No. 001-34186) on May 30, 2012 and incorporated herein by reference).

10.11#	License, Development and Commercialization Agreement, dated as of April 12, 2012, by and between Eli Lilly and Company and the registrant (filed as Exhibit 10.48 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on August 3, 2012 and incorporated herein by reference).

10.12	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 25, 2013, by and between Bristol-Myers Squibb Company and the registrant (filed as Exhibit 10.50 to the registrant’s current report on Form 8-K (File No. 001-34186) on April 29, 2013 and incorporated herein by reference).

Exhibit Number	Description

10.13#	Manufacturing Agreement, dated January 24, 2014, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to HETLIOZ®) (filed as Exhibit 10.53 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 8, 2014 and incorporated herein by reference).

10.14	Amendment to Lease Agreement, dated March 18, 2014, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.54 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 8, 2014 and incorporated herein by reference).

10.15	Settlement Agreement and Mutual General Release, dated December 22, 2014, by and among Novartis Pharma AG and the registrant (filed as Exhibit 10.55 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.16#	Asset Transfer Agreement, dated December 22, 2014, by and among Novartis Pharma AG, Novartis AG and the registrant (relating to Fanapt®) (filed as Exhibit 10.56 to the registrant’s annual report on Form 10-K/A (File No. 001-34186) on June 10, 2015 and incorporated herein by reference).

10.17#	Sublicense Agreement, dated November 20, 1997, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.30 to Titan Pharmaceutical Inc.’s registration statement on Form S-3 (File No. 333-42367) on December 16, 1997 and incorporated herein by reference).

10.18#	Amendment No. 1 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG, dated November 30, 1998 (filed as Exhibit 10.58 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.19#	Amendment No. 2 to Sublicense Agreement, dated April 10, 2001, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.59 to the registrant’s annual report on Form 10-K/A (File No. 001-34186) on June 10, 2015 and incorporated herein by reference).

10.20#	Amendment No. 3 to Sublicense Agreement, dated June 4, 2004, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.60 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.21	Stock Purchase Agreement, dated December 22, 2014, by and between Novartis AG and the registrant (filed as Exhibit 10.61 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

Exhibit Number	Description

10.22#	License Agreement, dated December 22, 2014, by and between Novartis Pharma AG and the registrant (relating to AQW051) (filed as Exhibit 10.62 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.23†	Employment Agreement, dated September 3, 2015, by and between Gian Piero Reverberi, Senior Vice President and General Manager Europe, and the registrant (filed as Exhibit 10.64 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 4, 2015 and incorporated herein by reference).

10.24†	Employment Agreement, dated September 14, 2015, by and between Richard L. Gulino, Senior Vice President, General Counsel and Secretary, and the registrant (filed as Exhibit 10.65 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 4, 2015 and incorporated herein by reference).

10.25	Agreement, dated February 2, 2016, by and among Titan Pharmaceuticals, Inc., Aventisub LLC, the successor-in-interest to Aventisub II Inc. Sanofi-Aventis and the registrant (filed as Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on February 4, 2016 and incorporated herein by reference).

10.26†	Vanda Pharmaceuticals Inc. Amended and Restated 2016 Equity Incentive Plan, effective as of June 15, 2017 (filed as Exhibit 10.1 to the registrant’s registration statement on Form S-8 (File No. 333-218774) on June 15, 2017 and incorporated herein by reference).

10.27†	Form of Notice of Stock Option Grant and Stock Option Agreement under Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.2 to the registrant’s registration statement on Form S-8 (File No. 333-218774) on June 15, 2017 and incorporated herein by reference).

10.28†	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.3 to the registrant’s registration statement on Form S-8 (File No. 333-218774) on June 15, 2017 and incorporated herein by reference).

10.29†	UK Sub Plan under the Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.4 to the registrant’s registration statement on Form S-8 (File No. 333-218774) on June 15, 2017 and incorporated herein by reference).

10.30†	Form of Stock Option Grant and Stock Option Agreement under the UK Sub Plan under the Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.5 to the registrant’s registration statement on Form S-8 (File No. 333-218774) on June 15, 2017 and incorporated herein by reference).

10.31†	Form of Restricted Stock Unit Award Agreement under the UK Sub Plan under the Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.6 to the registrant’s registration statement on Form S-8 (File No. 333-218774) on June 15, 2017 and incorporated herein by reference).

Exhibit Number	Description

10.32#	Manufacturing Agreement, dated May 6, 2016, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to Fanapt®) (filed as Exhibit 10.42 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 28, 2016 and incorporated herein by reference).

10.33	Second Amendment to Lease Agreement, dated June 20, 2016, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.43 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 28, 2016 and incorporated herein by reference).

10.34	Sublease Agreement, dated June 22, 2016, by and between Hunton & Williams LLP and the registrant (filed as Exhibit 10.44 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 28, 2016 and incorporated herein by reference).

10.35#	License Agreement, dated October 24, 2016, by and among Taro Pharmaceuticals USA, Inc., Taro Pharmaceuticals Industries Ltd. and the registrant (filed as Exhibit 10.45 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 17, 2017 and incorporated herein by reference).

10.36#	License Agreement, dated December 7, 2016, by and between Apotex, Inc. and the registrant (filed as Exhibit 10.46 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 17, 2017 and incorporated herein by reference).

10.37†*	Employment Agreement, dated June 12, 2009, by and between Gunther Birznieks and the registrant.

21.1*	List of Subsidiaries (filed as Exhibit 21.1 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 17, 2017 and incorporated herein by reference).

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

†	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain provisions of this exhibit.
*	Filed herewith.