Form 10-Q
period 2018-03-31
Vanda Pharmaceuticals Inc.
filed 2018-05-02
CIK 1347178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 19, 2018, there were 52,110,701 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

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

We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q. In addition to the risks described below and in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2017, other unknown or unpredictable factors also could affect our results. Therefore, the information in this quarterly report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(in thousands, except for share and per share amounts)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$155,293	$33,627
Marketable securities	93,541	109,786
Accounts receivable, net	23,314	17,601
Inventory	1,011	840
Prepaid expenses and other current assets	9,276	8,003

Total current assets	282,435	169,857
Property and equipment, net	5,105	5,306
Intangible assets, net	25,717	26,069
Non-current inventory and other	4,058	4,193

Total assets	$317,315	$205,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,242	$20,335
Product revenue allowances	27,713	23,028
Milestone obligations under license agreements	27,000	27,000

Total current liabilities	71,955	70,363
Other non-current liabilities	4,216	3,675

Total liabilities	76,171	74,038

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 52,109,701 and 44,938,133 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	52	45
Additional paid-in capital	599,480	492,802
Accumulated other comprehensive loss	(28)	(34)
Accumulated deficit	(358,360)	(361,426)

Total stockholders’ equity	241,144	131,387

Total liabilities and stockholders’ equity	$317,315	$205,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2018	March 31, 2017
Revenues:
Net product sales	$43,592	$37,415

Total revenues	43,592	37,415
Operating expenses:
Cost of goods sold, excluding amortization	4,560	4,003
Research and development	9,416	10,567
Selling, general and administrative	26,822	30,297
Intangible asset amortization	352	454

Total operating expenses	41,150	45,321

Income (loss) from operations	2,442	(7,906)
Other income	622	280

Income (loss) before income taxes	3,064	(7,626)
Provision (benefit) for income taxes	(2)	19

Net income (loss)	$3,066	$(7,645)

Net income (loss) per share:
Basic	$0.07	$(0.17)

Diluted	$0.06	$(0.17)

Weighted average shares outstanding:
Basic	46,336,430	44,398,359

Diluted	48,225,041	44,398,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31,	March 31,
(in thousands)	2018	2017
Net income (loss)	$3,066	$(7,645)

Other comprehensive income (loss):
Net foreign currency translation gain	12	4
Change in net unrealized gain (loss) on marketable securities	(6)	(12)
Tax provision on other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of tax	6	(8)

Comprehensive income (loss)	$3,072	$(7,653)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
(in thousands, except for share amounts)	Shares	Par Value	Capital	Income	Deficit	Total
Balances at December 31, 2017	44,938,133	$45	$492,802	$(34)	$(361,426)	$131,387
Net proceeds from public offering of common stock	6,325,000	6	100,862	—	—	100,868
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	846,568	1	2,665	—	—	2,666
Stock-based compensation expense	—	—	3,151	—	—	3,151
Net income	—	—	—	—	3,066	3,066
Other comprehensive income, net of tax	—	—	—	6	—	6

Balances at March 31, 2018	52,109,701	$52	$599,480	$(28)	$(358,360)	$241,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,	March 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net income (loss)	$3,066	$(7,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	349	250
Stock-based compensation	3,151	2,256
Amortization of (discounts) premiums on marketable securities	(208)	(53)
Intangible asset amortization	352	454
Other non-cash adjustments, net	(113)	133
Changes in operating assets and liabilities:
Accounts receivable	(5,713)	2,516
Prepaid expenses and other assets	(1,263)	(446)
Inventory	63	(83)
Accounts payable and accrued liabilities	(2,731)	1,442
Product revenue allowances	4,685	(4,181)

Net cash provided by (used in) operating activities	1,638	(5,357)

Cash flows from investing activities
Purchases of property and equipment	(135)	(478)
Purchases of marketable securities	(30,433)	(53,467)
Maturities of marketable securities	46,880	36,777

Net cash provided by (used in) investing activities	16,312	(17,168)

Cash flows from financing activities
Net proceeds from offering of common stock	101,068	—
Proceeds from the exercise of stock options	2,666	2,209

Net cash provided by financing activities	103,734	2,209

Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	1

Net change in cash, cash equivalents and restricted cash	121,702	(20,315)
Cash, cash equivalents and restricted cash
Beginning of period	34,335	41,256

End of period	$156,037	$20,941

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business Organization and Presentation

Business organization

Vanda Pharmaceuticals Inc. (the Company) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. The Company commenced its operations in 2003 and operates in one reporting segment. The Company’s portfolio includes the following products:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. HETLIOZ® was commercially launched in Germany in August 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Pediatric Non-24, Jet Lag Disorder and Smith-Magenis Syndrome (SMS).

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was approved by the FDA in May 2009 and launched commercially in the U.S. by Novartis Pharma AG (Novartis) in January of 2010. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to the Company on December 31, 2014. Additionally, the Company’s distribution partners launched Fanapt® in Israel in 2014. Fanapt® has potential utility in a number of other disorders. An assessment of new Fanapt® clinical opportunities is ongoing.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis and the treatment of gastroparesis.

•	VTR-297, a small molecule histone deacetylase (HDAC) inhibitor.

•	VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

•	Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2017 included in the Company’s annual report on Form 10-K. The financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP.

The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year. The financial information included herein should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Revenue Recognition

In accordance with Accounting Standards Codification (ASC) Subtopic 606 Revenue from Contracts with Customers (ASC 606), the Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company recognizes revenue when control of the product is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer. Sales taxes, value add taxes, and usage-based taxes are excluded from revenues.

The Company’s revenues consist of net product sales of HETLIOZ® and net product sales of Fanapt®. Net sales by product for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2018	2017
HETLIOZ® product sales, net	$25,423	$20,182
Fanapt® product sales, net	18,169	17,233

	$43,592	$37,415

Major Customers

HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse which is the point at which control is transferred to the customer. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 87% of total revenues for the three months ended March 31, 2018. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 79% of total accounts receivable at March 31, 2018. The Company evaluates outstanding receivables to assess collectability. In performing this evaluation, the Company analyzes economic conditions, the aging of receivables and customer specific risks. Using this information, the Company reserves an amount that it estimates may not be collected.

Reserves for Variable Consideration

The transaction price is determined based upon the consideration to which the Company will be entitled in exchange for transferring product to the customer. The Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method and updates its estimate at each reporting date. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company’s product sales are recorded net of applicable discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Variable consideration for rebates, chargebacks and co-pay assistance is based upon the insurance benefits of the end customer, which is based on actual sales and an estimate for pending sales based on either historical activity or pending sales for which the Company has validated the insurance benefits. Reserves for variable consideration are classified as product revenue allowances on the condensed consolidated balance sheets, with the exception of prompt-pay discounts which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is classified other non-current liabilities on the condensed consolidated balance sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of product returns which are resolved during the product expiry period specified in the customer contract. The Company currently records sales allowances for the following:

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

Service Fees: The Company receives sales order management, data and distribution services from certain customers. These fees are based on contracted terms and are known amounts. The Company accrues service fees at the time of revenue recognition, resulting in a reduction of product sales and the recognition of an accrued liability, unless it is a payment for a distinct good or service from the customer in which case the fair value of those distinct goods or services are recorded as selling, general and administrative expense.

Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Co-pay assistance utilization is based on information provided by the Company’s third-party administrator.

Product Returns: Consistent with industry practice, the Company generally offers direct customers a limited right to return as defined within the Company’s returns policy. The Company considers several factors in the estimation process, including historical return activity, expiration dates of product shipped to specialty pharmacies, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors. The Company does not expect returned goods to be resalable. There was no right of return asset as of March 31, 2018 or December 31, 2017.

Non-Cash Investing and Financing Activities

For the three months ended March 31, 2018 and 2017, the Company recorded purchases of property, plant and equipment and the related current liability in the amount of zero and $0.4 million, respectively. For the three months ended March 31, 2018, the Company accrued $0.2 million in expense associated with the March 2018 public offering of common stock.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. The Company adopted this new standard in the first quarter of 2018 and applied the provisions retrospectively. As a result of the adoption of the new guidance, the Company increased the beginning of year total amount shown on the condensed consolidated statements of cash flows by $0.7 million for the three months ended March 31, 2018, equal to the balance of restricted cash included in the condensed consolidated balance sheets as of December 31, 2017. The Company increased the beginning of year and end of year total amounts shown on the consolidated statements of cash flows by $0.8 million for the three months ended March 31, 2017, equal to the balance of restricted cash included in the condensed consolidated balance sheets as of the period ended March 31, 2017 and December 31, 2016. Restricted cash relates primarily to amounts held as collateral for letters of credit for leases for office space at the Company’s Washington, D.C. headquarters. As of March 31, 2018 and December 31, 2017, restricted cash of $0.7 million is included in other non-current assets.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flow. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. The Company’s adoption of this standard in the first quarter of 2018 had no impact to the Company’s condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard requires that lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability subject to certain adjustments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The new standard is effective for annual periods ending after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of this standard on the Company’s consolidated financial statements; however, based on the Company’s current operating leases, it is expected that most operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and creates ASC 606, Revenue from Contracts with Customers. ASC 606 requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods—entities can either apply the new standard (i) retrospectively to each prior reporting period presented (full retrospective), or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption (modified retrospective). In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. The Company adopted this new standard in the first quarter of 2018 using the modified retrospective method to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under ASC 605. There was no impact to opening retained earnings as of January 1, 2018 as a result of adoption of the new standard. The impact to the condensed consolidated statements of operations if the Company had applied ASC 605 for the three months ended March 31, 2018 is not material. As a result of adoption, the Company reclassified the provision for product revenue returns of $3.8 million from accounts receivable, net to product revenue allowances and other non-current liabilities in the condensed consolidated balance sheets as of March 31, 2018. The provision for product returns as of December 31, 2017 of $4.1 million is included in accounts receivable in the condensed consolidated balance sheet.

3. Marketable Securities

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2018, which all have contract maturities of less than one year:

		Gross	Gross	Fair
March 31, 2018	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$53,682	$—	$(82)	$53,600
Corporate debt	39,928	30	(17)	39,941

	$93,610	$30	$(99)	$93,541

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2017, which all have contract maturities of less than one year:

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

Marketable securities classified in Level 1 and Level 2 as of March 31, 2018 and December 31, 2017 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the three months ended March 31, 2018 and 2017.

As of March 31, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of March 31, 2018 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
(in thousands)	2018	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$53,600	$53,600	$—	$—
Corporate debt	39,941	—	39,941	—

	$93,541	$53,600	$39,941	$—

As of December 31, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of December 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
(in thousands)	2017	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$60,618	$60,618	$—	$—
Corporate debt	53,164	—	53,164	—

	$113,782	$60,618	$53,164	$—

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

5. Inventory

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory levels are evaluated for the amount of inventory that would be sold within one year. At certain times, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. The Company classifies the estimate of such inventory as non-current. Inventory consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(in thousands)	2018	2017
Current assets
Work-in-process	$—	$80
Finished goods	1,011	760

	$1,011	$840

Non-Current assets
Raw materials	$87	$87
Work-in-process	2,750	2,821
Finished goods	277	408

	$3,114	$3,316

6. Intangible Assets

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

The Company is obligated to make a future milestone payment to BMS of $25.0 million when cumulative worldwide sales of HETLIOZ® reach $250.0 million, which is expected to occur in the first half of 2018. The future obligation of $25.0 million was recorded as a current liability as of March 31, 2018 and December 31, 2017. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset. The intangible asset of $25.0 million is being amortized on a straight-line basis over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patent for HETLIOZ® that expires in May 2034.

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

The following is a summary of the Company’s intangible assets as of March 31, 2018:

		March 31, 2018
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(in thousands)	(Years)	Amount	Amortization	Amount
HETLIOZ®	May 2034	$33,000	$7,283	$25,717
Fanapt®	November 2016	27,941	27,941	—

		$60,941	$35,224	$25,717

The following is a summary of the Company’s intangible assets as of December 31, 2017:

		December 31, 2017
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(in thousands)	(Years)	Amount	Amortization	Amount
HETLIOZ®	May 2034	$33,000	$6,931	$26,069
Fanapt®	November 2016	27,941	27,941	—

		$60,941	$34,872	$26,069

Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. The following is a summary of the future intangible asset amortization schedule as of March 31, 2018:

(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
HETLIOZ®	$25,717	$1,193	$1,591	$1,591	$1,591	$1,591	$18,160

7. Accounts Payable and Accrued Liabilities

The following is a summary of the Company’s accounts payable and accrued liabilities as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(in thousands)	2018	2017
Research and development expenses	$4,587	$4,663
Consulting and other professional fees	2,832	3,961
Compensation and employee benefits	3,447	5,323
Royalties payable	4,352	4,394
Other	2,024	1,994

	$17,242	$20,335

8. Commitments and Contingencies

Operating leases

Commitments relating to operating leases represent the minimum annual future payments under operating leases and subleases for its Company’s headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C., and operating leases for office space in London and Berlin. The following is a summary of the minimum annual future payments under operating leases and subleases for office space as of March 31, 2018:

	Cash Payments Due by Year
(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$24,471	$1,729	$2,423	$2,521	$2,340	$2,354	$13,104

In June 2011, the Company entered into an operating lease for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. for 21,400 square feet of office space. The Company subsequently amended the lease in March 2014 and March 2018 to increase the office space under lease to 33,534 square feet and, in March 2018, extended the lease term to July 2028. Subject to the prior rights of other tenants, the Company has the right to renew the lease for five years following its expiration. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The lease may be terminated early by the Company or the landlord under certain circumstances.

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

The Company has an operating lease for 2,880 square feet of office space for the Company’s European headquarters in London that has a noncancellable lease term ending in 2021, and 1,249 square feet of office space in Berlin under a short-term operating lease.

Rent expense under operating leases was $0.9 million and $0.8 million for the three months ended March 31, 2018 and 2017.

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

HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As a result of the FDA’s approval of the HETLIOZ® NDA in January 2014, the Company made an $8.0 million milestone payment to BMS in the first quarter of 2014 under the license agreement that was capitalized as an intangible asset and is being amortized over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patent for HETLIOZ® in the U.S. The Company is obligated to make a future milestone payment to BMS of $25.0 million when cumulative worldwide sales of HETLIOZ® reach $250.0 million, which is expected to occur in the first half of 2018. The probable future $25.0 million milestone obligation was capitalized as an intangible asset in the first quarter of 2015 and is being amortized over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patent for HETLIOZ® in the U.S. The Company has no remaining milestone obligations related to HETLIOZ® after the $25.0 million payment. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where the Company commercializes HETLIOZ® for a period equal to the greater of 10 years following the first commercial sale in the territory or the expiry of the new chemical entity (NCE) patent in that territory. During the period prior to the expiry of the NCE patent in a territory, the Company is obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no NCE patent existed or for the remainder of the 10 years after the expiry of the NCE patent. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for HETLIOZ® to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.

Fanapt ®. Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company has no remaining milestone obligations related to Fanapt®. The Company was obligated to make royalty payments to Sanofi S.A. (Sanofi) and Titan Pharmaceuticals Inc. (Titan) at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200.0 million, and at a percentage rate in the mid-twenties on sales over $200.0 million through November 2016. In February 2016, the Company amended the agreement with Sanofi and Titan to remove Titan as the entity through which royalty payments from the Company are directed to Sanofi following the expiration of the NCE patent for Fanapt® in the U.S. on November 15, 2016. Under the amended agreement, the Company pays directly to Sanofi a fixed royalty of 3% of net sales from November 16, 2016 through December 31, 2019 related to manufacturing know-how. The Company made a $2.0 million payment during the year ended December 31, 2016 that applied to this 3% manufacturing know-how royalty. No further royalties on manufacturing know-how are payable by the Company after December 31, 2019. The Company is also obligated to pay Sanofi a fixed royalty on Fanapt® net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the NCE patent has expired or was not issued.

Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications. The patent describing tradipitant as a NCE expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments. Lilly is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. The $4.0 million of pre-NDA approval milestones includes $2.0 million due upon enrollment of the first subject into a Phase III study for tradipitant and $2.0 million due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the European Union. The likelihood of achieving the enrollment of the first subject into a Phase III study for tradipitant was determined to be probable during 2017. As a result, the future obligation of $2.0 million tied to such milestone was recorded as research and development expense in the consolidated statement of operations for the year ended December 31, 2017 and a current liability in the condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.

VQW-765. In connection with a settlement agreement with Novartis relating to Fanapt®, the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist. Pursuant to the license agreement, the Company is obligated to use its commercially reasonable efforts to develop and commercialize VQW-765 and is responsible for all development costs. The Company has no milestone obligations; however, Novartis is eligible to receive tiered-royalties on net sales at percentage rates up to the mid-teens.

Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. The license agreement provides for an initial license fee of $1.0 million that was paid by the Company in the first quarter of 2017, annual maintenance fees and up to $46.0 million in potential regulatory and sales milestone obligations. UCSF is eligible to receive single-digit tiered royalties on net sales.

Research and Development and Marketing Agreements

In the course of its business, the Company regularly enters into agreements with clinical organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for clinical and marketing services may be terminated on generally 60 days’ notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination.

9. Public Offering of Common Stock

In March 2018, the Company completed a public offering of 6,325,000 shares of common stock, including the exercise of the underwriters’ option to purchase an additional 825,000 shares of common stock, at a price to the public of $17.00 per share. Net cash proceeds from the public offering were $100.9 million, after deducting the underwriting discounts and commissions and $0.2 million accrued offering expenses.

10. Accumulated Other Comprehensive Loss

The accumulated balances related to each component of other comprehensive income (loss) were as follows as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(in thousands)	2018	2017
Foreign currency translation	$41	$29
Available-for-sale securities	(69)	(63)

	$(28)	$(34)

There was no tax provision (benefit) included in accumulated other comprehensive loss as of March 31, 2018 and December 31, 2017. There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017.

11. Stock-Based Compensation

As of March 31, 2018, there were 6,264,228 shares that were subject to outstanding options and RSUs under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms on April 12, 2016, and the Company adopted the 2016 Plan. Outstanding options and RSUs under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan under which 2,000,000 shares of common stock were reserved for issuance. In June 2017, the Company’s stockholders approved the amendment and restatement of the 2016 Plan pursuant to which an additional 2,700,000 shares were reserved for issuance, among other administrative changes. As a result, there are a total of 4,700,000 shares of common stock reserved for issuance under the 2016 Plan, 2,123,780 shares of which remained available for future grant as of March 31, 2018.

Stock Options

The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms. Service option awards granted to new employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Service option awards granted to existing employees vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in either equal monthly installments over a period of one year or on the first anniversary of the grant date. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability.

As of March 31, 2018, $10.7 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.5 years. No option awards are classified as a liability as of March 31, 2018.

A summary of option activity under the Plans for the three months ended March 31, 2018 follows:

2006 and 2016 Plans (in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,719,784	$10.03	5.63	$24,421
Granted	437,500	18.85
Forfeited	(5,298)	11.39
Exercised	(371,201)	7.18		3,365

Outstanding at March 31, 2018	4,780,785	11.05	6.11	28,587

Exercisable at March 31, 2018	3,323,764	9.72	4.99	23,708

Vested and expected to vest at March 31, 2018	4,546,315	10.77	5.94	28,230

The weighted average grant-date fair value of options granted was $10.40 and $7.84 per share for the three months ended March 31, 2018 and 2017, respectively. Proceeds from the exercise of stock options amounted to $2.7 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock Units

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs under the Plans with service conditions (service RSUs) that generally vest in four equal annual installments provided that the employee remains employed with the Company. As of March 31, 2018, $21.4 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 2.1 years. No RSUs are classified as a liability as of March 31, 2018.

A summary of RSU activity under the Plans for the three months ended March 31, 2018 follows:

	Number of	Weighted
	Shares	Average
	Underlying	Grant Date
2006 and 2016 Plans	RSUs	Fair Value
Unvested at December 31, 2017	1,357,838	$12.72
Granted	626,086	18.77
Forfeited	(25,114)	13.33
Vested	(475,367)	12.50

Unvested at March 31, 2018	1,483,443	15.33

The grant date fair value for the 475,367 shares underlying RSUs that vested during the three months ended March 31, 2018 was $5.9 million.

Stock-Based Compensation

Stock-based compensation expense recognized for the three months ended March 31, 2018 and 2017 was comprised of the following:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2018	2017
Research and development	$321	$409
Selling, general and administrative	2,830	1,847

	$3,151	$2,256

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared in September 2008) and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for stock options granted during the three months ended March 31, 2018 and 2017 were as follows:

	Thee Months Ended
	March 31,	March 31,
	2018	2017
Expected dividend yield	0%	0%
Weighted average expected volatility	57%	57%
Weighted average expected term (years)	5.90	5.89
Weighted average risk-free rate	2.64%	1.98%

12. Income Taxes

Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated pretax losses in the U.S. serves as strong evidence that it is more likely than not that deferred tax assets in the U.S. will not be realized in the future. Therefore, the Company had a full tax valuation allowance against all deferred tax assets in the U.S. as of March 31, 2018 and December 31, 2017. As a result of the tax valuation allowance against deferred tax assets in the U.S., there was no benefit for income taxes associated with the income (loss) before income taxes for three months ended March 31, 2018 and 2017. Taxes have been recorded related to certain U.S. state jurisdictions and non-U.S. income for the three months ended March 31, 2018 and 2017. Differences between the statutory tax rate and effective tax rate for these jurisdictions relate to settlements of equity compensation awards that occurred during the period.

Certain tax attributes of the Company, including NOLs and credits, would be subject to a limitation should an ownership change as defined under the Internal Revenue Code of 1986, as amended (IRC), Section 382, occur. The limitations resulting from a change in ownership could affect the Company’s ability to utilize its NOLs and credit carryforward (tax attributes). Ownership changes occurred in the years ended December 31, 2014 and December 31, 2008. The Company believes that the ownership changes in 2014 and 2008 will not impact its ability to utilize NOL and credit carryforwards; however, future ownership changes may cause the Company’s existing tax attributes to have additional limitations. Because the Company maintains a valuation allowance on its U.S. tax attributes, any limitation as a result of application of IRC Section 382 limitation would not have a material impact on the Company’s provision for income taxes for the three months ended March 31, 2018.

The Tax Cuts and Jobs Act (TCJA) was enacted in December 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and creates new taxes on certain foreign sourced earnings. At March 31, 2018, the Company has not completed our accounting for the tax effects of the TCJA. Certain U.S. federal deferred tax assets and liabilities were remeasured as of December 31, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the U.S. international and executive compensation provisions of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Because the Company has recorded a valuation allowance against deferred tax assets in the U.S., future adjustments recorded as we complete our analysis will not have a material impact to our net deferred tax asset or liability.

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

The following table presents the calculation of basic and diluted net loss per share of common stock for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,	March 31,
(in thousands, except for share and per share amounts)	2018	2017
Numerator:
Net income (loss)	$3,066	$(7,645)

Denominator:
Weighted average shares outstanding, basic	46,336,430	44,398,359
Effect of dilutive securities	1,888,611	—

Weighted average shares outstanding, diluted	48,225,041	44,398,359

Net income (loss) per share, basic and diluted:
Basic	$0.07	$(0.17)

Diluted	$0.06	$(0.17)

Antidilutive securities excluded from calculations of diluted net income (loss) per share	1,057,444	3,160,500

The Company incurred a net loss for the three months ended March 31, 2017 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

14. Legal Matters

Fanapt®. In June 2014, the Company filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (Delaware District Court). The suit sought an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 8,586,610 (‘610 Patent) by submitting to the FDA an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to a settlement agreement with Novartis, the Company assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S. Patent RE39198 (‘198 Patent), which is licensed exclusively to the Company, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against

Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in favor of the Company, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that the Company is entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If the Company obtains pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals (Federal Circuit). On July 27, 2017, Roxane, now a subsidiary of Hikma Pharmaceuticals PLC (Hikma), petitioned the Federal Circuit to substitute Roxane with new defendants West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (each of which is a subsidiary of Hikma and both of which are referred to collectively herein as West-Ward). The Company did not oppose the substitution of West-Ward for Roxane. On April 13, 2018, the Federal Circuit affirmed the Delaware District Court’s decision that West-Ward infringed the ‘610 Patent.

In 2015, the Company filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp. (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or the Company’s U.S. Patent No. 9,138,432 (‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. Certain Defendants have since entered into agreements resolving these lawsuits, as discussed below. The remaining parties are scheduled to submit to the Delaware District Court a status report and request a schedule for trial no later than 14 days after the Federal Circuit issues its mandate in the West-Ward appeal. The Company entered into a confidential stipulation with Inventia regarding any potential launch of Inventia’s generic ANDA product. The Company also entered into a confidential stipulation with Lupin regarding any potential launch of Lupin’s generic ANDA product.

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

HETLIOZ®. On March 23, 2018, the Company received a Paragraph IV certification notice letter from Teva Pharmaceuticals USA, Inc. (Teva) notifying the Company that Teva had submitted an ANDA for HETLIOZ® to the FDA requesting approval to market, sell and use a generic version of the 20mg HETLIOZ® capsules for Non-24-Hour-Sleep-Wake Disorder. In its notice letter, Teva alleges that the Company’s Orange Book listed U.S. Patent No. RE46,604, U.S. Patent No. 9,060,995, U.S. Patent 9,539,234, U.S. Patent 9,549,913, U.S. Patent 9,730,910 and U.S. Patent 9,885,241, (collectively, the Vanda Patents), which cover methods of using HETLIOZ®, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of the product described in its ANDA.

Since receiving Teva’s notice letter, the Company has received similar notice letters from two additional generic drug manufacturers. The Company received notice letters from (a) MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (together, MSN) on April 2, 2018 and (b) Apotex on April 3, 2018. Each of MSN and Apotex notified the Company that it has submitted an ANDA to the FDA seeking to market, sell and use a generic version of the 20mg HETLIOZ® capsules for Non-24-Hour Sleep-Wake Disorder. In their respective notice letters, each of MSA and Apotex allege that the Vanda Patents are invalid, unenforceable and/or will not be infringed by MSN’s or Apotex’s, respectively, manufacture, use or sale of the product described in their respective ANDA’s. The Company is currently reviewing the MSN and Apotex notice letters and intends to vigorously enforce its intellectual property rights relating to HETLIOZ®. By statute, the Company has 45 days from receipt of each of the respective notice letters to initiate patent infringement lawsuits against MSN and Apotex. Such lawsuits would automatically preclude the FDA from approving either MSN’s or Apotex’s ANDA until the earlier of 30 months from the date the Company received the respective notice letters, or entry of a district court decision finding the patents invalid, unenforceable or not infringed. The composition and use of HETLIOZ® are currently protected by seven patents that are listed in the FDA’s Orange Book.

On April 30, 2018, the Company filed a patent infringement lawsuit in the Delaware District Court against Teva. The lawsuit seeks an adjudication that Teva has infringed one or more claims of the Vanda Patents by submitting to the FDA an ANDA for a generic version of HETLIOZ® prior to the expiration of the latest to expire of the Vanda Patents in 2034. The relief requested by the Company in the lawsuit includes a request for a permanent injunction preventing Teva from infringing the asserted claims of the Vanda Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of HETLIOZ® before the last expiration date of the Vanda Patents. The lawsuit automatically precludes the FDA from approving Teva’s ANDA until the earlier of 30 months from the date the Company received the notice letter, or entry of a district court decision finding the Patents invalid, unenforceable or not infringed.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vanda Pharmaceuticals Inc. (we, our or Vanda) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. We commenced operations in 2003 and our product portfolio includes:

•	HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (the FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (the EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. HETLIOZ® was commercially launched in Germany in August 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Pediatric Non-24, Jet Lag Disorder and Smith-Magenis Syndrome (SMS). In March 2018, we announced results from our JET8 Phase-III clinical study (3107) (the JET8 study) of HETLIOZ® for Jet Lag Disorder.

•	Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was approved by the FDA in May 2009 and launched commercially in the U.S. by Novartis Pharma AG (Novartis) in January of 2010. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us on December 31, 2014. Additionally, our distribution partners launched Fanapt® in Israel in 2014. Fanapt® has potential utility in a number of other disorders. An assessment of new Fanapt® clinical opportunities is ongoing.

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis and the treatment of gastroparesis.

•	VTR-297, a small molecule histone deacetylase (HDAC) inhibitor.

•	VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.

•	Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors.

Operational Highlights

Tradipitant

•	Vanda held an end of Phase II meeting with the FDA in April 2018 to discuss the clinical and regulatory path forward for tradipitant as a treatment for chronic pruritus in atopic dermatitis. A Phase III clinical study is expected to begin in the second quarter of 2018.

•	A tradipitant clinical study for the treatment of gastroparesis is ongoing. Results are expected by the end of 2018.

HETLIOZ®

•	Results from the JET8 Phase III clinical study to treat jet lag disorder in an 8 hour phase advance (3107) showed significant and clinically meaningful effects of HETLIOZ® 20mg on the primary endpoint of the study as well as multiple secondary endpoints in the treatment of jet lag disorder. Vanda intends to seek U.S. marketing approval for the use of HETLIOZ® in the treatment of jet lag disorder.

•	A pharmacokinetic study of the HETLIOZ® pediatric liquid formulation is now complete.

•	Enrollment in the SMS clinical study is ongoing. Results are expected by the end of 2018.

VTR-297

•	A VTR-297 Phase I study (1101) in patients with hematologic malignancies is expected to start in the second half of 2018.

Since we began operations in March 2003, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our ability to successfully commercialize HETLIOZ® and Fanapt® in the U.S. and Europe, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Risk Factors reported in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.

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

With the exception of the revenue recognition as a result of adoption of the new revenue recognition standard on January 1, 2018, there have been no significant changes in our critical accounting policies including estimates, assumptions and judgments from those described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our annual report on Form 10-K for the fiscal year ended December 31, 2017. A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2017. We believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

Net Product Sales. Our net product sales consist of sales of HETLIOZ® and sales of Fanapt®. In accordance with Accounting Standards Codification (ASC) Subtopic 606 Revenue from Contracts with Customers (ASC 606), we account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue when control of the product is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer. Sales, value add, and usage-based taxes are excluded from revenues.

HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. We invoice and record revenue when customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., we commercially launched HETLIOZ® in Germany in August 2016. We have also entered into a distribution agreement with Megapharm Ltd. for the commercialization of Fanapt® in Israel.

The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. We estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method and updates its estimate at each reporting date. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Our product sales are recorded net of applicable discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Variable consideration for rebates, chargebacks and co-pay assistance is based upon the insurance benefits of the end customer, which is based on actual sales and an estimate for pending sales based on either historical activity or pending sales for which we have validated the insurance benefits. Reserves for variable consideration are classified as product revenue allowances on the condensed consolidated balance sheets, with the exception of prompt-pay discounts which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is classified other non-current liabilities on the condensed consolidated balance sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of product returns which are resolved during the product expiry period specified in the customer contract. We currently record sales allowances for the following:

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

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund approximately 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Vanda accounts for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D coverage gap are based in part on historical activity and, where available, actual and pending prescriptions for we have validated the insurance benefits.

Service Fees: We receive sales order management, data and distribution services from certain customers. These fees are based on contracted terms and are known amounts. We accrue service fees at the time of revenue recognition, resulting in a reduction of product sales and the recognition of an accrued liability, unless it is a payment for a distinct good or service from the customer in which case the fair value of those distinct goods or services are recorded as selling, general and administrative expense.

Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Co-pay assistance utilization is based on information provided by our third-party administrator.

Product Returns: Consistent with industry practice, we generally offer direct customers a limited right to return as defined within our returns policy. We consider several factors in the estimation process, including historical return activity, expiration dates of product shipped to specialty pharmacies, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of March 31, 2018 or December 31, 2017.

The following table summarizes sales discounts and allowance activity for the three months ended March 31, 2018:

		Discounts,
	Rebates &	Returns and
(in thousands)	Chargebacks	Other	Total
Balance at December 31, 2017	$20,229	$7,357	$27,586
Provision related to current period sales	14,252	5,493	19,745
Adjustments for prior period sales	(121)	36	(85)
Credits/payments made	(12,783)	(5,740)	(18,523)

Balance at March 31, 2018	$21,577	$7,146	$28,723

The provision of $14.3 million for rebates and chargebacks for the three months ended March 31, 2018 primarily represents Medicaid rebates applicable to sales of Fanapt® and HETLIOZ®. The provision of $5.5 million for discounts, returns and other for the three months ended March 31, 2018 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.

Stock-based compensation. Compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on the historical volatility of our publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception (other than a dividend of preferred share purchase rights which was declared in September 2008) and do not plan to pay dividends in the foreseeable future. As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $358.4 million as of March 31, 2018.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenues. Total revenues increased by $6.2 million, or 17%, to $43.6 million for the three months ended March 31, 2018 compared to $37.4 million for the three months ended March 31, 2017. Revenues were as follows:

	Three Months Ended
	March 31	March 31	Net
(in thousands)	2018	2017	Change	Percent
HETLIOZ® product sales, net	$25,423	$20,182	$5,241	26%
Fanapt® product sales, net	18,169	17,233	936	5%

	$43,592	$37,415	$6,177	17%

HETLIOZ® product sales increased by $5.2 million, or 26%, to $25.4 million for the three months ended March 31, 2018 compared to $20.2 million for the three months ended March 31, 2017. The increase to net product sales was attributable to an increase in volume and an increase in price net of deductions.

Fanapt® product sales increased by $0.9 million, or 5%, to $18.2 million for the three months ended March 31, 2018 compared to $17.2 million for the three months ended March 31, 2017. The increase to net product sales was attributable to an increase in price net of deductions.

Cost of goods sold. Cost of goods sold increased by $0.6 million, or 15%, to $4.6 million for the three months ended March 31, 2018 compared to $4.0 million for the three months ended March 31, 2017. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs are 10% of net sales of HETLIOZ® and 9% of net sales of Fanapt®.

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

Research and development expenses. Research and development expenses decreased by $1.2 million, or 11%, to $9.4 million for the three months ended March 31, 2018 compared to $10.6 million for the three months ended March 31, 2017. The decrease was primarily due a $1.0 million expense during the three months ended March 31, 2017 for an initial license fee to develop and commercialize a portfolio of CFTR activators and inhibitors. The following table summarizes the costs of our product development initiatives for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2018	2017
Direct project costs (1)
HETLIOZ®	$4,058	$4,570
Fanapt®	662	553
Tradipitant	2,277	2,303
VTR-297	664	768
CFTR	509	1,181
Other	169	57

	8,339	9,432

Indirect project costs (1)
Stock-based compensation	322	409
Other indirect overhead	755	726

	1,077	1,135

Total research and development expense	$9,416	$10,567

(1)	We record direct costs, including personnel costs and related benefits, on a project-by-project basis. Many of our research and development costs are not attributable to any individual project because we share resources across several development projects. We record indirect costs that support a number of our research and development activities in the aggregate, including stock-based compensation.

We expect to incur significant research and development expenses as we continue to develop our products. In addition, we expect to incur licensing costs in the future that could be substantial, as we continue our efforts to expand our product pipeline.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $3.5 million, or 12%, to $26.8 million for the three months ended March 31, 2018 compared to $30.3 million for the three months ended March 31, 2017. The decrease was primarily the result of lower spend on marketing efforts around HETLIOZ® in the U.S. and Europe, partially offset by an increase in stock-based compensation expense.

Intangible asset amortization. Intangible asset amortization was $0.4 million for the three months ended March 31, 2018 compared to $0.5 million for the three months ended March 31, 2017.

Provision for income taxes. As a result of the tax valuation allowance against deferred tax assets in the U.S., there was no benefit for income taxes associated with the income (loss) before income taxes for three months ended March 31, 2018 and 2017. Taxes have been recorded related to certain U.S. state jurisdictions and non-U.S. income for the three months ended March 31, 2018 and 2017. Differences between the statutory tax rate and effective tax rate for these jurisdictions relate to settlements of equity compensation awards that occurred during the period.

Liquidity and Capital Resources

As of March 31, 2018, our total cash and cash equivalents and marketable securities (Cash) were $248.8 million compared to $143.4 million at December 31, 2017. The increase in Cash of $105.4 million includes $100.9 million net cash proceeds from the public offering of our common stock completed in March 2018, after deducting the underwriting discounts and commissions and accrued offering expenses. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.

Our liquidity resources as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
(in thousands)	2018	2017
Cash and cash equivalents	$155,293	$33,627
Marketable securities:
U.S. Treasury and government agencies	53,600	60,618
Corporate debt	39,941	49,168

Total marketable securities	93,541	109,786

Total cash, cash equivalents and marketable securities	$248,834	$143,413

As of March 31, 2018, we maintained all of our Cash in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

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

Cash Flow

The following table summarizes our net cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,	March 31,	Net
(in thousands)	2018	2017	Change
Net cash provided by (used in):
Operating activities:
Net income (loss)	$3,066	$(7,645)	$10,711
Non-cash charges	3,531	3,040	491
Net change in operating assets and liabilities	(4,959)	(752)	(4,207)

Operating activities	1,638	(5,357)	6,995
Investing activities:
Purchases of property and equipment	(135)	(478)	343
Net purchases of marketable securities	16,447	(16,690)	33,137

Investing activities	16,312	(17,168)	33,480
Financing activities:
Net proceeds from offering of common stock	101,068	—	101,068
Proceeds from the exercise of stock options	2,666	2,209	457

Financing activities	103,734	2,209	101,525
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	1	17

Net change in cash, cash equivalents and restricted cash	$121,702	$(20,315)	$142,017

The increase of $7.0 million in net cash provided by operating activities reflects an increase of $10.7 million in the net income partially offset by and a decrease of $4.2 million from the net change in operating assets and liabilities. The decrease of $4.2 million from the net change in operating assets and liabilities primarily relates to a decrease in accounts payable and accrued liabilities attributable to the timing of activities and payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments

The following is a summary of our non-cancellable long-term contractual cash obligations as of March 31, 2018:

	Cash Payments Due by Year (1) (2)
(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$24,471	$1,729	$2,423	$2,521	$2,340	$2,354	$13,104
Milestone obligations (3) (4)	27,000	27,000	—	—	—	—	—

	$51,471	$28,729	$2,423	$2,521	$2,340	$2,354	$13,104

(1)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services due to the cancelable nature of the services. We accrued the costs of these agreements based on estimates of work completed to date. Additionally, this table does not include rebates, chargebacks or discounts recorded as liabilities at the time that product sales are recognized as revenue.

(2)	This table includes a probable future $2.0 million milestone obligation under our license agreement with Lilly, for the exclusive rights to develop and commercialize tradipitant, which is due upon enrollment of the first subject into a Phase III study for tradipitant. This table does not include other potential future milestone obligations under the license agreement of $97.0 million, which consist of $2.0 million due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the E.U. and up to $95.0 million for future regulatory approval and sales milestones.
(3)	This table does not include potential future milestone obligations under our license agreement with the University of California San Francisco for the exclusive rights to develop and commercialize a portfolio of CFTR activators and inhibitors where we could be obligated to make potential future milestone payments of up to $46.0 million for regulatory and sales milestones.
(4)	This table includes a milestone obligation under our license agreement with BMS, where we are obligated to make a milestone payment of $25.0 million when cumulative worldwide sales of HETLIOZ® reach $250.0 million, which is expected to occur in the first half of 2018. This obligation is accrued as a current liability in our condensed consolidated balance sheet as of March 31, 2018.

Operating leases

Commitments relating to operating leases represent the minimum annual future payments under operating leases and subleases for a total of 43,462 square feet of office space for our headquarters office at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. that generally expire in 2028, an operating lease for 2,880 square feet of office space for our European headquarters in London that has a noncancellable lease term ending in 2021, and 1,249 square feet of office space in Berlin under a short-term operating lease.

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

Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 87% of total revenues for the three months ended March 31, 2018. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 79% of total accounts receivable at March 31, 2018. We mitigate our credit risk relating to accounts receivable from customers by performing ongoing credit evaluations.

Foreign currency risk

We are exposed to risks related to changes in foreign currency exchange rates relating to our foreign operations. The functional currency of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies. We are also exposed to unfavorable fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We do not currently hedge our foreign currency exchange rate risk. Foreign currency has not had a material impact on our results of operations.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 4	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2018, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

Fanapt®. In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (Delaware District Court). The suit sought an adjudication that Roxane has infringed one or more claims of our U.S. Patent No. 8,586,610 (‘610 Patent) by submitting to the U.S. Food and Drug Administration (FDA) an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to a settlement agreement with Novartis Pharma AG (Novartis), we assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S. Patent RE39198 (‘198 Patent), which is licensed exclusively to us, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded on March 4, 2016. On August 25, 2016, the Delaware District Court ruled in our favor, finding that Roxane’s ANDA product infringed the asserted claims of the ‘610 Patent and the ‘198 Patent. The Delaware District Court ruled that we are entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If we obtain pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. On September 23, 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals (Federal Circuit). On July 27, 2017, Roxane, now a subsidiary of Hikma Pharmaceuticals PLC (Hikma), petitioned the Federal Circuit to substitute Roxane with new defendants West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (each of which is a subsidiary of Hikma and both of which are referred to collectively herein as West-Ward). We did not oppose the substitution of West-Ward for Roxane. On April 13, 2018, the Federal Circuit affirmed the Delaware District Court’s decision that West-Ward infringed the ‘610 Patent.

In 2015, we filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp. (collectively, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or our U.S. Patent No. 9,138,432 (‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. Certain Defendants have since entered into agreements resolving these lawsuits, as discussed below. The remaining parties are scheduled to submit to the Delaware District Court a status report and request a schedule for trial no later than 14 days after the Federal Circuit issues its mandate in the West-Ward appeal. We entered into a confidential stipulation with Inventia regarding any potential launch of Inventia’s generic ANDA product. We also entered into a confidential stipulation with Lupin regarding any potential launch of Lupin’s generic ANDA product.

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

HETLIOZ®. On March 23, 2018, we received a Paragraph IV certification notice letter from Teva Pharmaceuticals USA, Inc. (Teva) notifying us that Teva had submitted an ANDA for HETLIOZ® to the FDA requesting approval to market, sell and use a generic version of the 20mg HETLIOZ® capsules for Non-24-Hour-Sleep-Wake Disorder. In its notice letter, Teva alleges that our Orange Book listed U.S. Patent No. RE46,604, U.S. Patent No. 9,060,995, U.S. Patent 9,539,234, U.S. Patent 9,549,913, U.S. Patent 9,730,910 and U.S. Patent 9,885,241, (collectively, the Vanda Patents), which cover methods of using HETLIOZ®, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of the product described in its ANDA.

Since receiving Teva’s notice letter, we have received similar notice letters from two additional generic drug manufacturers. We received notice letters from (a) MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (together, MSN) on April 2, 2018 and (b) Apotex on April 3, 2018. Each of MSN and Apotex notified us that it has submitted an ANDA to the FDA seeking to market, sell and use a generic version of the 20mg HETLIOZ® capsules for Non-24-Hour Sleep-Wake Disorder. In their respective notice letters, each of MSA and Apotex allege that the Vanda Patents are invalid, unenforceable and/or will not be infringed by MSN’s or Apotex’s, respectively, manufacture, use or sale of the product described in their respective ANDA’s. We are currently reviewing the MSN and Apotex notice letters and intend to vigorously enforce our intellectual property rights relating to HETLIOZ®. By statute, we have 45 days from receipt of each of the respective notice letters to initiate patent infringement lawsuits against MSN and Apotex. Such lawsuits would automatically preclude the FDA from approving either MSN’s or Apotex’s ANDA until the earlier of 30 months from the date we received the respective notice letters, or entry of a district court decision finding the patents invalid, unenforceable or not infringed. The composition and use of HETLIOZ® are currently protected by seven patents that are listed in the FDA’s Orange Book.

On April 30, 2018, we filed a patent infringement lawsuit in the Delaware District Court against Teva. The lawsuit seeks an adjudication that Teva has infringed one or more claims of our Vanda Patents by submitting to the FDA an ANDA for a generic version of HETLIOZ® prior to the expiration of the latest to expire of the Vanda Patents in 2034. The relief requested by us in the lawsuit includes a request for a permanent injunction preventing Teva from infringing the asserted claims of the Vanda Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of HETLIOZ® before the last expiration date of the Vanda Patents. The lawsuit automatically precludes the FDA from approving Teva’s ANDA until the earlier of 30 months from the date we received the notice letters or entry of a district court decision finding the patents invalid, unenforceable or not infringed.

ITEM 1A	Risk Factors

We previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 15, 2018, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors subsequent to the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

Approval of Amended and Restated 2016 Equity Incentive Plan

On April 26, 2018 our Board of Directors approved, subject to stockholder approval, an amendment and restatement of our Amended and Restated 2016 Equity Incentive Plan (the 2016 Plan). The amendment and restatement of the 2016 Plan, if approved by the stockholders, will increase the aggregate number of shares of common stock that may be issued by us pursuant to awards under the 2016 Plan by 2,400,000 shares, among other changes.

Amended and Restated Employment Agreement with Gunther Birznieks

On April 30, 2018, we entered into an amended and restated employment agreement (the Employment Agreement) with Gunther Birznieks which amends and restates his prior employment agreement and incorporates provisions from a severance protection letter previously entered into between us and Mr. Birznieks. The Employment Agreement provides for an annual base salary of not less than $375,000 and the possibility of an annual target cash incentive bonus amount equal to 40% of his annual base salary upon achievement of certain performance criteria, in accordance with his previously approved base salary and target cash bonus. The Employment Agreement provides that if we terminate Mr. Birznieks’ employment for any reason other than cause or permanent disability, or, if he terminates his employment within six months after the occurrence of any event constituting good reason (as defined below), Mr. Birznieks will receive the following severance benefits following termination: (1) base salary for a period of 12 months; (2) his annual target bonus, payable in a lump sum; and (3) an additional three months of service credit under all options held by him and all such options shall be exercisable for six months following his termination. In addition, pursuant to the terms of his option and restricted stock unit award agreements, if Mr. Birznieks is terminated without cause or if he terminates his employment for good reason, within 24 months following a change in control of the Company, he will become vested in all of his then unvested options and restricted stock units.

Pursuant to the Employment Agreement, the following terms are defined as follows:

“Good reason” means: (i) a change in the named executive officer’s position with the Company that materially reduces his level of authority or responsibility, (ii) a material reduction in his base compensation or (iii) receipt of notice that his principal workplace will be relocated by more than 30 miles. A condition shall not be considered “good reason” unless Mr. Birznieks gives the Company written notice of such condition within 90 days after such condition comes into existence and the Company fails to remedy such condition within 30 days after receiving such written notice.

“Change in control” means: (i) a change in the composition of our Board, as a result of which fewer than 50% of the incumbent directors are directors who either: (A) had been directors of the Company on the date 24 months prior to the date of such change in the composition of the Board (the “Original Directors”); or (B) were appointed to the Board, or nominated for election to the Board, with the affirmative votes of at least a majority of the aggregate of (1) the Original Directors who were in office at the time of their appointment or nomination and (2) the directors whose appointment or nomination was previously approved in a manner consistent with (B); and (ii) any transaction as a result of which any person is the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Securities Exchange Act 1934, as amended), directly or indirectly, of securities of the Company representing at least 50% of the total voting power represented by the Company’s then outstanding voting securities. A transaction shall not constitute a change in control if its sole purpose is to change the state of the Company’s incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company’s securities immediately before such transaction.

“Cause” means: (i) an unauthorized use or disclosure of the Company’s confidential information or trade secrets, which use or disclosure causes material harm to the Company; (ii) a material breach of any agreement between the named executive officer and the Company; (iii) a material failure to comply with the Company’s written policies or rules; (iv) conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any state thereof; (v) gross negligence or willful misconduct which causes material harm to the Company; (vi) a continued failure to perform assigned duties after receiving written notification of such failure from the Board; or (vii) a failure by the named executive officer to cooperate in good faith with a governmental or internal investigation of the Company or its directors, officers or employees, if the Company has requested Mr. Birznieks’ cooperation.

The foregoing summary of the Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Employment Agreement, a copy of which is attached hereto as Exhibit 10.40, and the terms of which are incorporated herein by reference.

ITEM 6	Exhibits

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on March 17, 2006 and incorporated herein by reference).

3.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.10 to the registrant’s current report on Form 8-K (File No. 001-34186) on September 25, 2008 and incorporated herein by reference).

3.3	Fourth Amended and Restated Bylaws of the registrant, as amended and restated on December 17, 2015 (filed as Exhibit 3.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on December 21, 2015 and incorporated herein by reference).

10.38	Third Amendment to Lease Agreement, dated March 28, 2018, by and between Square 54 Office Owner LLC and the registrant.

10.39	Fourth Amendment to Lease Agreement, dated March 29, 2018, by and between Square 54 Office Owner LLC and the registrant.

10.40	Amended and Restated Employment Agreement, dated April 30, 2018, by and between Gunther Birznieks and the registrant.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

May 2, 2018	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2018	/s/ James P. Kelly
James P. Kelly
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)