Form 10-Q
period 2018-06-30
Vanda Pharmaceuticals Inc.
filed 2018-08-02
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 19, 2018, there were 52,379,445 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2018

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

•	uncertainty as to the ability to increase market awareness of Non-24 and the market acceptance of HETLIOZ®;

•	our ability to continue to generate U.S. sales of Fanapt® (iloperidone) for the treatment of schizophrenia;

•	our dependence on third-party manufacturers to manufacture HETLIOZ® and Fanapt® in sufficient quantities and quality;

•	our level of success in commercializing HETLIOZ® and Fanapt® in new markets;

•	our ability to prepare, file, prosecute, defend and enforce any patent claims and other intellectual property rights;

•	our ability to complete the clinical development and obtain regulatory approval of tradipitant for the treatment of chronic pruritus in atopic dermatitis and the treatment of gastroparesis;

•	a loss of rights to develop and commercialize our products under our license agreements;

•	the ability to obtain and maintain regulatory approval of our products, and the labeling for any approved products;

•	the timing and success of preclinical studies and clinical trials;

•	a failure of our products to be demonstrably safe and effective;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding trends with respect to our revenues, costs, expenses, liabilities and cash, cash equivalents and marketable securities;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	our failure to identify or obtain rights to new products;

•	a loss of any of our key scientists or management personnel;

•	limitations on our ability to utilize some or all of our prior net operating losses and orphan drug and research and development credits;

•	the cost and effects of litigation;

•	our ability to obtain the capital necessary to fund our research and development or commercial activities;

•	losses incurred from product liability claims made against us; and

•	use of our existing cash, cash equivalents and marketable securities.
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

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$60,891	$33,627
Marketable securities	170,325	109,786
Accounts receivable, net	24,855	17,601
Inventory	1,193	840
Prepaid expenses and other current assets	11,838	8,003
Total current assets	269,102	169,857
Property and equipment, net	4,800	5,306
Intangible assets, net	25,319	26,069
Non-current inventory and other	3,705	4,193
Total assets	$302,926	$205,425
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,562	$20,335
Product revenue allowances	26,319	23,028
Milestone obligations under license agreements	2,000	27,000
Total current liabilities	46,881	70,363
Other non-current liabilities	4,774	3,675
Total liabilities	51,655	74,038
Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 52,375,945 and 44,938,133 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	52	45
Additional paid-in capital	604,889	492,802
Accumulated other comprehensive income (loss)	79	(34)
Accumulated deficit	(353,749)	(361,426)
Total stockholders’ equity	251,271	131,387
Total liabilities and stockholders’ equity	$302,926	$205,425
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Net product sales	$47,350	$42,056	$90,942	$79,471
Total revenues	47,350	42,056	90,942	79,471
Operating expenses:
Cost of goods sold, excluding amortization	5,213	4,529	9,773	8,532
Research and development	9,866	7,648	19,282	18,215
Selling, general and administrative	27,960	31,371	54,782	61,668
Intangible asset amortization	398	432	750	886
Total operating expenses	43,437	43,980	84,587	89,301
Income (loss) from operations	3,913	(1,924)	6,355	(9,830)
Other income	788	397	1,410	677
Income (loss) before income taxes	4,701	(1,527)	7,765	(9,153)
Provision for income taxes	90	7	88	26
Net income (loss)	$4,611	$(1,534)	$7,677	$(9,179)
Net income (loss) per share:
Basic	$0.09	$(0.03)	$0.16	$(0.21)
Diluted	$0.09	$(0.03)	$0.15	$(0.21)
Weighted average shares outstanding:
Basic	52,172,982	44,718,597	49,270,829	44,559,368
Diluted	53,945,640	44,718,597	51,101,464	44,559,368
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income (loss)	$4,611	$(1,534)	$7,677	$(9,179)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(25)	17	(13)	21
Change in net unrealized gain (loss) on marketable securities	132	(56)	126	(68)
Tax provision on other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	107	(39)	113	(47)
Comprehensive income (loss)	$4,718	$(1,573)	$7,790	$(9,226)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2017	44,938,133	$45	$492,802	$(34)	$(361,426)	$131,387
Net proceeds from public offering of common stock	6,325,000	6	100,864	—	—	100,870
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,112,812	1	5,351	—	—	5,352
Stock-based compensation expense	—	—	5,872	—	—	5,872
Net income	—	—	—	—	7,677	7,677
Other comprehensive income, net of tax	—	—	—	113	—	113
Balances at June 30, 2018	52,375,945	$52	$604,889	$79	$(353,749)	$251,271
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net income (loss)	$7,677	$(9,179)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	706	553
Stock-based compensation	5,872	4,912
Amortization of (discounts) premiums on marketable securities	(672)	(147)
Intangible asset amortization	750	886
Other non-cash adjustments, net	113	210
Changes in operating assets and liabilities:
Accounts receivable	(7,294)	(756)
Prepaid expenses and other assets	(3,743)	(3,921)
Inventory	(71)	(7)
Accounts payable and other liabilities	(1,568)	2,646
Product revenue allowances	4,259	(2,814)
Net cash provided by (used in) operating activities	6,029	(7,617)
Cash flows from investing activities
Acquisition of intangible asset	(25,000)	—
Purchases of property and equipment	(210)	(1,102)
Purchases of marketable securities	(130,536)	(81,171)
Maturities of marketable securities	70,795	59,277
Net cash used in investing activities	(84,951)	(22,996)
Cash flows from financing activities
Net proceeds from offering of common stock	100,870	—
Proceeds from the exercise of stock options	5,352	4,402
Net cash provided by financing activities	106,222	4,402
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	20
Net change in cash, cash equivalents and restricted cash	27,300	(26,191)
Cash, cash equivalents and restricted cash
Beginning of period	34,335	41,256
End of period	$61,635	$15,065
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

•	VTR-297, a small molecule histone deacetylase (HDAC) inhibitor presently in clinical development for the treatment of hematologic malignancies.

•	Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors.

•	VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2017 included in the Company’s annual report on Form 10-K. The financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP.
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

Revenue Recognition
In accordance with Accounting Standards Codification (ASC) Subtopic 606 Revenue from Contracts with Customers (ASC 606), which the Company adopted January 1, 2018, the Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company recognizes revenue when control of the product is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer. Sales taxes, value add taxes, and usage-based taxes are excluded from revenues.
The Company’s revenues consist of net product sales of HETLIOZ® and net product sales of Fanapt®. Net sales by product for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
HETLIOZ® product sales, net	$28,045	$22,507	$53,468	$42,689
Fanapt® product sales, net	19,305	19,549	37,474	36,782
	$47,350	$42,056	$90,942	$79,471
Major Customers
HETLIOZ® is only available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse which is the point at which control is transferred to the customer. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 88% of total revenues for the six months ended June 30, 2018. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 90% of total accounts receivable at June 30, 2018. The Company evaluates outstanding receivables to assess collectability. In performing this evaluation, the Company analyzes economic conditions, the aging of receivables and customer specific risks. Using this information, the Company reserves an amount that it estimates may not be collected.
Reserves for Variable Consideration
The transaction price is determined based upon the consideration to which the Company will be entitled in exchange for transferring product to the customer. The Company’s product sales are recorded net of applicable discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. The Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method and updates its estimate at each reporting date. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Reserves for variable consideration for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which the Company has validated the insurance benefits. Reserves for variable consideration are classified as product revenue allowances on the condensed consolidated balance sheets, with the exception of prompt-pay discounts which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the condensed consolidated balance sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of product returns which are resolved during the product expiry period specified in the customer contract. The Company currently records sales allowances for the following:
Prompt-pay: Specialty pharmacies and wholesalers are offered discounts for prompt payment. The Company expects that the specialty pharmacies and wholesalers will earn prompt payment discounts and, therefore, deducts the full amount of these discounts from total product sales when revenues are recognized.
Rebates: Allowances for rebates include mandated and supplemental discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contracted discount rates and expected patient utilization.
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
Product Returns: Consistent with industry practice, the Company generally offers direct customers a limited right to return as defined within the Company’s returns policy. The Company considers several factors in the estimation process, including historical return activity, expiration dates of product shipped to specialty pharmacies, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors. The Company does not expect returned goods to be resalable. There was no right of return asset as of June 30, 2018 or December 31, 2017.
Non-Cash Investing and Financing Activities
As of June 30, 2018 and 2017, the Company accrued property, plant and equipment purchases in the amount of zero and $0.3 million, respectively.
Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. The Company adopted this new standard in the first quarter of 2018 and applied the provisions retrospectively. As a result of the adoption of the new guidance, the Company increased the beginning of year total amount shown on the condensed consolidated statements of cash flows by $0.7 million for the six months ended June 30, 2018, equal to the balance of restricted cash included in the condensed consolidated balance sheets as of December 31, 2017. The Company increased the beginning of year and end of year total amounts shown on the consolidated statements of cash flows by $0.8 million for the six months ended June 30, 2017, equal to the balance of restricted cash included in the condensed consolidated balance sheets as of the period ended June 30, 2017 and December 31, 2016. Restricted cash relates primarily to amounts held as collateral for letters of credit for leases for office space at the Company’s Washington, D.C. headquarters. As of June 30, 2018, restricted cash of $0.1 million and $0.6 million is included in prepaid and other current assets and other non-current assets, respectively. As of December 31, 2017, restricted cash of $0.7 million is included in other non-current assets.
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
In February 2016, the FASB issued ASU 2016-2, Leases, which was further clarified by ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases - Targeted Improvements, issued in July 2018. The new standard requires that lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability subject to certain adjustments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The new standard is effective for annual periods ending after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of this standard on the Company’s consolidated financial statements; however, based on the Company’s current operating leases, it is expected that most operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and creates ASC 606, Revenue from Contracts with Customers. ASC 606 requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods—entities can either apply the new standard (i) retrospectively to each prior reporting period presented (full retrospective), or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption (modified retrospective). In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-8 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-9. ASU 2016-8, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-9 and ASU 2015-14. The Company adopted this new standard in the first quarter of 2018 using the modified retrospective method to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under ASC 605. There was no impact to opening retained earnings as of January 1, 2018 as a result of adoption of the new standard. The impact to the condensed consolidated statements of operations if the Company had applied ASC 605 for the three and six months ended June 30, 2018 is not material. As a result of adoption, the Company reclassified the provision for product revenue returns of $3.9 million from accounts receivable, net to product revenue allowances and other non-current liabilities in the condensed consolidated balance sheets as of June 30, 2018. The provision for product returns as of December 31, 2017 of $4.1 million is included in accounts receivable in the condensed consolidated balance sheet.

3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2018, which all have contract maturities of less than one year:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$70,254	$—	$(48)	$70,206
Corporate debt	80,215	126	(14)	80,327
Asset-backed securities	19,793	—	(1)	19,792
	$170,262	$126	$(63)	$170,325
The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2017, which all have contract maturities of less than one year:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$60,681	$—	$(63)	$60,618
Corporate debt	49,168	12	(12)	49,168
	$109,849	$12	$(75)	$109,786
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
Marketable securities classified in Level 1 and Level 2 as of June 30, 2018 and December 31, 2017 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and asset-backed securities that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the six months ended June 30, 2018 and 2017.
As of June 30, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of June 30, 2018 Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$98,196	$98,196	$—	$—
Corporate debt	85,312	—	85,312	—
Asset-backed securities	19,792	—	19,792	—
	$203,300	$98,196	$105,104	$—

As of December 31, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of December 31, 2017 Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$60,618	$60,618	$—	$—
Corporate debt	53,164	—	53,164	—
	$113,782	$60,618	$53,164	$—
Total assets measured at fair value as of June 30, 2018 and December 31, 2017 include $33.0 million and $4.0 million, respectively, of cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and milestone obligations under license agreements, the carrying values of which materially approximate their fair values.
5. Inventory
The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory levels are evaluated for the amount of inventory that would be sold within one year. At certain times, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. The Company classifies the estimate of such inventory as non-current. Inventory consisted of the following as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Current assets
Work-in-process	$66	$80
Finished goods	1,127	760
	$1,193	$840
Non-Current assets
Raw materials	$87	$87
Work-in-process	2,422	2,821
Finished goods	388	408
	$2,897	$3,316
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
In April 2018, the Company met its final milestone under its license agreement when cumulative worldwide sales of HETLIOZ® reached $250.0 million. As a result of the achievement of this milestone, the Company made a payment to BMS of $25.0 million in the second quarter of 2018. The $25.0 million obligation was recorded as a current liability as of December 31, 2017. The $25.0 million was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset and is being amortized on a straight-line basis over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patents for HETLIOZ® that expire in May 2034.

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
Pursuant to a settlement agreement entered into in December 2014, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company. As a result, the Company recognized an intangible asset of $15.9 million on December 31, 2014 related to the reacquired rights to Fanapt®, which was fully amortized on a straight-line basis as of November 2016. The useful life estimation for the Fanapt® intangible asset was based on the market participant methodology prescribed by ASC 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031.
The following is a summary of the Company’s intangible assets as of June 30, 2018:

		June 30, 2018
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	May 2034	$33,000	$7,681	$25,319
Fanapt®	November 2016	27,941	27,941	—
		$60,941	$35,622	$25,319
The following is a summary of the Company’s intangible assets as of December 31, 2017:

		December 31, 2017
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	May 2034	$33,000	$6,931	$26,069
Fanapt®	November 2016	27,941	27,941	—
		$60,941	$34,872	$26,069
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for each of the three months ended June 30, 2018 and 2017. Amortization expense was $0.8 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. The following is a summary of the future intangible asset amortization schedule as of June 30, 2018:

(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
HETLIOZ®	$25,319	$795	$1,591	$1,591	$1,591	$1,591	$18,160
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Research and development expenses	$4,129	$4,663
Consulting and other professional fees	2,793	3,961
Compensation and employee benefits	5,035	5,323
Royalties payable	4,684	4,394
Other	1,921	1,994
	$18,562	$20,335

8. Commitments and Contingencies
The following is a summary of our noncancellable long-term contractual cash obligations as of June 30, 2018:

	Cash Payments Due by Year
(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$23,979	$1,198	$2,495	$2,505	$2,337	$2,355	$13,089
Milestone obligations	2,000	2,000	—	—	—	—	—
Purchase commitments	11,025	2,461	6,371	847	890	456	—
	$37,004	$5,659	$8,866	$3,352	$3,227	$2,811	$13,089
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
Rent expense under operating leases was $0.9 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively. Rent expense under operating leases was $1.8 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively.
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As a result of the FDA’s approval of the HETLIOZ® NDA in January 2014, the Company made an $8.0 million milestone payment to BMS in the first quarter of 2014 under the license agreement that was capitalized as an intangible asset and is being amortized over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patent for HETLIOZ® in the U.S. In April 2018, the Company met another milestone under its license agreement when cumulative worldwide sales of HETLIOZ® reached $250.0 million. As a result of the achievement of this milestone, the Company made a payment to BMS of $25.0 million in the second quarter of 2018. The $25.0 million milestone obligation was capitalized as an intangible asset in the first quarter of 2015 and is being amortized over the estimated economic useful life of the related product patents which is the remaining life of the U.S. method of use patents for HETLIOZ® in the U.S. The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where the Company commercializes HETLIOZ® for a period equal to the greater of 10 years following the first commercial sale in the territory or the expiry of the new chemical entity (NCE) patent in that territory. During the period prior to the expiry of the NCE patent in a territory, the Company is obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no NCE patent existed or for the remainder of the 10 years after the expiry of the NCE patent. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for HETLIOZ® to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
Fanapt®. Pursuant to the terms of a settlement agreement entered into with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company has no remaining milestone obligations related to Fanapt®. The Company was obligated to make royalty payments to Sanofi S.A. (Sanofi) and Titan Pharmaceuticals Inc. (Titan) at a percentage rate equal to 23% on annual U.S. net sales of Fanapt® up to $200.0 million, and at a percentage rate in the mid-twenties on sales over $200.0 million through November 2016. In February 2016, the Company amended the agreement with Sanofi and Titan to remove Titan as the entity through which royalty payments from the Company are directed to Sanofi following the expiration of the NCE patent for Fanapt® in the U.S. on November 15, 2016. Under the amended agreement, the Company pays directly to Sanofi a fixed royalty of 3% of net sales from November 16, 2016 through December 31, 2019 related to manufacturing know-how. The Company made a $2.0 million payment during the year ended December 31, 2016 that applied to this 3% manufacturing know-how royalty. No further royalties on manufacturing know-how are payable by the Company after December 31, 2019. The Company is also obligated to pay Sanofi a fixed royalty on Fanapt® net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the NCE patent has expired or was not issued.
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications. The patent describing tradipitant as a NCE expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments. Lilly is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. These milestones include $4.0 million for pre-NDA approval milestones and up to $95.0 million for future regulatory approval and sales milestones. The $4.0 million of pre-NDA approval milestones includes $2.0 million due upon enrollment of the first subject into a Phase III study for tradipitant and $2.0 million due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the European Union. The Company enrolled the first subject into a Phase III study for tradipitant in July 2018 and expects to pay the enrollment milestone obligation in the third quarter of 2018. The likelihood of achieving this milestone was determined to be probable during the third quarter of 2017. As a result, the obligation of $2.0 million tied to such milestone was recorded as research and development expense in the consolidated statement of operations for the year ended December 31, 2017 and a current liability in the condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
VQW-765. In connection with a settlement agreement entered into with Novartis relating to Fanapt®, the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist. Pursuant to the license agreement, the Company is obligated to use its commercially reasonable efforts to develop and commercialize VQW-765 and is responsible for all development costs. The Company has no milestone obligations; however, Novartis is eligible to receive tiered-royalties on net sales at percentage rates up to the mid-teens.
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
Purchase commitments
In the course of its business, the Company regularly enters into agreements with clinical organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for clinical and marketing services may be terminated on generally 60 days’ notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. Purchase commitments included in the table above include noncancellable purchase commitments longer than one year and primarily relate to commitments for advertising and data services.
9. Public Offering of Common Stock
In March 2018, the Company completed a public offering of 6,325,000 shares of its common stock, including the exercise of the underwriters’ option to purchase an additional 825,000 shares of common stock, at a price to the public of $17.00 per share. Net cash proceeds from the public offering were $100.9 million, after deducting the underwriting discounts and commissions and offering expenses.
10. Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss) were as follows as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Foreign currency translation	$16	$29
Unrealized gain (loss) on marketable securities	63	(63)
	$79	$(34)
There was no tax provision (benefit) included in accumulated other comprehensive income (loss) as of June 30, 2018 and December 31, 2017. There were no reclassifications out of accumulated other comprehensive loss for either of the six months ended June 30, 2018 or 2017.
11. Stock-Based Compensation
As of June 30, 2018, there were 5,691,322 shares that were subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms on April 12, 2016, and the Company adopted the 2016 Plan. Outstanding options and RSUs under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended and restated twice to increase the number of shares reserved for issuance, among other administrative changes. Both amendments and restatements of the 2016 Plan were approved by the Company's stockholders. There are a total of 7,100,000 shares of common stock reserved for issuance under the 2016 Plan, 4,673,775 shares of which remained available for future grant as of June 30, 2018.
Stock Options
The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10 years contractual terms. Service option awards granted to new employees vest and become exercisable on the first anniversary of the grant date with respect to the 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Service option awards granted to existing employees vest and become exercisable monthly in equal installments over four years. The initial service option awards granted to directors upon their election vest and become exercisable in equal monthly installments over a period of four years, while the subsequent annual service option awards granted to directors vest and become exercisable in either equal monthly installments over a period of one year or on the first anniversary of the grant date. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability.
As of June 30, 2018, $8.3 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.4 years. No option awards are classified as a liability as of June 30, 2018.
A summary of option activity under the Plans for the six months ended June 30, 2018 follows:

2006 and 2016 Plans (in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,719,784	$10.03	5.63	$24,421
Granted	477,500	18.80
Forfeited	(231,385)	14.01
Exercised	(605,195)	8.84		4,937
Outstanding at June 30, 2018	4,360,704	10.94	5.72	35,364
Exercisable at June 30, 2018	3,292,006	9.80	4.80	30,445
Vested and expected to vest at June 30, 2018	4,202,009	10.72	5.59	35,005
The weighted average grant-date fair value of options granted was $10.40 and $7.81 per share for the six months ended June 30, 2018 and 2017, respectively. Proceeds from the exercise of stock options amounted to $5.4 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively.
Restricted Stock Units
An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs under the Plans with service conditions (service RSUs) that generally vest in four equal annual installments provided that the employee remains employed with the Company. Annual RSUs granted to directors vest on the first anniversary of the grant date.
As of June 30, 2018, $18.2 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.9 years. No RSUs are classified as a liability as of June 30, 2018.
A summary of RSU activity under the Plans for the six months ended June 30, 2018 follows:

	Number of Shares Underlying	Weighted Average Grant Date
2006 and 2016 Plans	RSUs	Fair Value
Unvested at December 31, 2017	1,357,838	$12.72
Granted	658,086	18.72
Forfeited	(177,689)	14.75
Vested	(507,617)	12.57
Unvested at June 30, 2018	1,330,618	15.48
The grant date fair value for the 507,617 shares underlying RSUs that vested during the six months ended June 30, 2018 was $6.4 million.

Stock-Based Compensation
Stock-based compensation expense recognized for the three and six months ended June 30, 2018 and 2017 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Research and development	$316	$285	$637	$694
Selling, general and administrative	2,405	2,371	5,235	4,218
	$2,721	$2,656	$5,872	$4,912
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared in September 2008) and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for stock options granted during the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017
Expected dividend yield	0%	0%
Weighted average expected volatility	57%	57%
Weighted average expected term (years)	5.90	5.89
Weighted average risk-free rate	2.66%	1.97%
12. Income Taxes
Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The fact that the Company has historically generated pretax losses in the U.S. serves as strong evidence that it is more likely than not that deferred tax assets in the U.S. will not be realized in the future. Therefore, the Company had a full tax valuation allowance against all deferred tax assets in the U.S. as of June 30, 2018 and December 31, 2017. As a result of the tax valuation allowance against deferred tax assets in the U.S., there was no benefit for income taxes associated with the income (loss) before income taxes for three and six months ended June 30, 2018 and 2017. Taxes have been recorded related to certain U.S. state jurisdictions and non-U.S. income for the three and six months ended June 30, 2018 and 2017.
Certain tax attributes of the Company, including net operating losses (NOLs) and credits, would be subject to a limitation should an ownership change as defined under the Internal Revenue Code of 1986, as amended (IRC), Section 382, occur. The limitations resulting from a change in ownership could affect the Company’s ability to utilize its NOLs and credit carryforward (tax attributes). Ownership changes occurred in the years ended December 31, 2014 and December 31, 2008. The Company believes that the ownership changes in 2014 and 2008 will not impact its ability to utilize NOL and credit carryforwards; however, future ownership changes may cause the Company’s existing tax attributes to have additional limitations. Because the Company maintains a valuation allowance on its U.S. tax attributes, any limitation as a result of application of IRC Section 382 limitation would not have a material impact on the Company’s provision for income taxes for the three and six months ended June 30, 2018.
The Tax Cuts and Jobs Act (TCJA) was enacted in December 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and creates new taxes on certain foreign sourced earnings. As of June 30, 2018, the Company has not completed our accounting for the tax effects of the TCJA. Certain U.S. federal deferred tax assets and liabilities were remeasured as of December 31, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the U.S. international and executive compensation provisions of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Because the Company has recorded a valuation allowance against deferred tax assets in the U.S., future adjustments recorded as we complete our analysis will not have a material impact to our net deferred tax asset or liability.
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
The following table presents the calculation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net income (loss)	$4,611	$(1,534)	$7,677	$(9,179)
Denominator:
Weighted average shares outstanding, basic	52,172,982	44,718,597	49,270,829	44,559,368
Effect of dilutive securities	1,772,658	—	1,830,635	—
Weighted average shares outstanding, diluted	53,945,640	44,718,597	51,101,464	44,559,368
Net income (loss) per share, basic and diluted:
Basic	$0.09	$(0.03)	$0.16	$(0.21)
Diluted	$0.09	$(0.03)	$0.15	$(0.21)
Antidilutive securities excluded from calculations of diluted net income (loss) per share	1,364,535	3,409,711	1,210,990	3,285,106
The Company incurred a net loss for the three and six months ended June 30, 2017 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
14. Legal Matters
Fanapt®. In June 2014, the Company filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (Delaware District Court). The suit sought an adjudication that Roxane has infringed one or more claims of the Company’s U.S. Patent No. 8,586,610 (‘610 Patent) by submitting to the FDA an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to a settlement agreement with Novartis, the Company assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S. Patent RE39198 (‘198 Patent), which is licensed exclusively to the Company, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded in March 2016. In August 2016, the Delaware District Court ruled that the Company is entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If the Company obtains pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. In September 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals (Federal Circuit). In July 2017, Roxane, now a subsidiary of Hikma Pharmaceuticals PLC (Hikma), petitioned the Federal Circuit to substitute Roxane with new defendants West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (each of which is a subsidiary of Hikma and both of which are referred to collectively herein as West-Ward). In April 2018, the Federal Circuit affirmed the Delaware District Court’s decision that West-Ward infringed the ‘610 Patent. In June 2018, West-Ward filed with the Federal Circuit a petition seeking rehearing en banc. The Federal Circuit invited the Company to respond to West-Ward’s petition; the Company's response was filed in July 2018.

In 2015, the Company filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp. (Apotex, and collectively with Roxane, Inventia, Lupin and Taro, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or the Company’s U.S. Patent No. 9,138,432 (‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. Certain Defendants have since entered into agreements resolving these lawsuits, as discussed below. The remaining parties are scheduled to submit to the Delaware District Court a status report and request a schedule for trial no later than 14 days after the Federal Circuit issues its mandate in the West-Ward appeal. The Company entered into a confidential stipulation with each of Inventia and Lupin regarding any potential launch of Inventia’s and Lupin's generic ANDA products.
Lupin filed counter claims for declaratory judgment of invalidity and noninfringement of seven of the Company’s method of treatment patents that are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) related to Fanapt® (such seven patents, the Method of Treatment Patents). The Company has not sued Lupin for infringing the Method of Treatment Patents. In October 2016, the Company and Lupin filed a Stipulation of Dismissal in the Delaware District Court pursuant to which Lupin’s counterclaims relating to the Method of Treatment Patents were dismissed without prejudice in recognition of an agreement reached between the parties by which the Company would not assert those patents against Lupin absent certain changes in Lupin’s proposed prescribing information for its iloperidone tablets.
Taro and Apotex each entered into separate License Agreements (together, the License Agreements) resolving these lawsuits in October 2016 and December 2016, respectively. The License Agreements grant Taro and Apotex non-exclusive licenses to manufacture and commercialize a version of Fanapt® in the U.S. effective November 2027, unless prior to that date the Company obtains pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2028. Taro and Apotex each may enter the market earlier under certain limited circumstances. The License Agreements, which are subject to review by the U.S. Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ), provide for a full settlement and release of all claims that are the subject of the respective litigation with Taro and Apotex.
In February 2016, Roxane filed suit against the Company in the U.S. District Court for the Southern District of Ohio (Ohio District Court). The suit sought a declaratory judgment of invalidity and noninfringement of the Method of Treatment Patents. In December 2016, the Ohio District Court dismissed Roxane’s suit without prejudice for lack of personal jurisdiction.
In February 2016, Roxane filed a Petition for Inter Partes Review (IPR) of the ‘432 Patent with the Patent Trials and Appeals Board (PTAB) of the U.S. Patent and Trademark Office. In August 2016, the PTAB denied the request by Roxane to institute an IPR of the ‘432 Patent. In September 2016, Roxane filed a Petition for Rehearing with the PTAB. In November 2016, the PTAB denied Roxane’s Petition for Rehearing.
HETLIOZ®. In March 2018, the Company received a Paragraph IV certification notice letter from Teva Pharmaceuticals USA, Inc. (Teva) notifying the Company that Teva had submitted an ANDA for HETLIOZ® to the FDA requesting approval to market, sell and use a generic version of the 20mg HETLIOZ® capsules for Non-24-Hour-Sleep-Wake Disorder. In its notice letter, Teva alleges that the Company’s Orange Book listed U.S. Patent No. RE46,604, U.S. Patent No. 9,060,995, U.S. Patent 9,539,234, U.S. Patent 9,549,913, U.S. Patent 9,730,910 and U.S. Patent 9,885,241, (collectively, the Vanda Patents), which cover methods of using HETLIOZ®, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of the product described in its ANDA. The Company received similar notice letters in April 2018 from MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (together, MSN) and Apotex. The composition and use of HETLIOZ® are currently protected by seven patents that are listed in the FDA’s Orange Book.
In April 2018, the Company filed a patent infringement lawsuit in the Delaware District Court against Teva and in May 2018, the Company filed patent infringement lawsuits in the Delaware District Court against MSN and Apotex. The lawsuits seek an adjudication that Teva, MSN and Apotex have infringed one or more claims of the Vanda Patents by submitting to the FDA an ANDA for a generic version of HETLIOZ® prior to the expiration of the latest to expire of the Vanda Patents in 2034. The relief requested by the Company in the lawsuits includes requests for permanent injunctions preventing Teva, MSN and Apotex from infringing the asserted claims of the Vanda Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of HETLIOZ® before the last expiration date of the Vanda Patents. The lawsuits automatically preclude the FDA from approving the submitted ANDAs until the earlier of 30 months from the date the Company received a notice letter, or entry of a district court decision finding the Vanda Patents invalid, unenforceable or not infringed. In June 2018, Teva and MSN each answered the Company’s complaint, and counterclaimed for declarations that the Vanda Patents are invalid.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Vanda Pharmaceuticals Inc. (we, our or Vanda) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. We commenced operations in 2003 and our product portfolio includes:

•
HETLIOZ® (tasimelteon), a product for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), was approved by the U.S. Food and Drug Administration (the FDA) in January 2014 and launched commercially in the U.S. in April 2014. In July 2015, the European Commission (the EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults. HETLIOZ® was commercially launched in Germany in August 2016. HETLIOZ® has potential utility in a number of other circadian rhythm disorders and is presently in clinical development for the treatment of Pediatric Non-24, jet lag disorder and Smith-Magenis Syndrome (SMS). In March 2018, we announced results from our JET8 Phase III clinical study (3107) (the JET8 study) of HETLIOZ® for jet lag disorder. In May 2018, we announced results from our Phase II JET Study (VP-VEC-162-2102), which further supported the results of the JET8 study.

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

•	VTR-297, a small molecule histone deacetylase (HDAC) inhibitor presently in clinical development for the treatment of hematologic malignancies.

•
Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors. An early stage CFTR activator program is planned for the treatment of dry eye. In addition, an early stage CFTR inhibitor program is planned for the treatment of gastrointestinal disorders including cholera.

•	VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist.
Operational Highlights
HETLIOZ®

•
Results from the JET study, a 3-night transatlantic Phase II study of the effects of tasimelteon on jet lag disorder showed effectiveness in treating travelers who flew from the U.S. to the U.K. Vanda expects to submit a supplemental New Drug Application to the FDA for HETLIOZ® for the treatment of jet lag disorder by the end of 2018.

•	Enrollment in the SMS clinical study is ongoing. Results are expected by the end of 2018.
Tradipitant

•
In June 2018, Vanda initiated EPIONE, a Phase III study of tradipitant for chronic pruritus in atopic dermatitis. The initiation of EPIONE is expected to have a material impact on the research and development expense run rate as reflected in the full-year financial guidance.

•	A tradipitant clinical study for the treatment of gastroparesis is ongoing. Results are expected by the end of 2018.
VTR-297

•	A VTR-297 Phase I study (1101) in patients with hematologic malignancies is expected to begin by the end of 2018.
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
Net Product Sales. Our net product sales consist of sales of HETLIOZ® and sales of Fanapt®. In accordance with Accounting Standards Codification (ASC) Subtopic 606 Revenue from Contracts with Customers (ASC 606), which we adopted January 1, 2018, we account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue when control of the product is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer. Sales, value add, and usage-based taxes are excluded from revenues.
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
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. We estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method and updates its estimate at each reporting date. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Reserves for variable consideration for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Reserves for variable consideration are classified as product revenue allowances on the condensed consolidated balance sheets, with the exception of prompt-pay discounts which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is classified other non-current liabilities on the condensed consolidated balance sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of product returns which are resolved during the product expiry period specified in the customer contract. We currently record sales allowances for the following:
Prompt-pay: Specialty pharmacies and wholesalers are offered discounts for prompt payment. We expect that the specialty pharmacies and wholesalers will earn prompt payment discounts and, therefore, deduct the full amount of these discounts from total product sales when revenues are recognized.
Rebates: Allowances for rebates include mandated and supplemental discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contracted discount rates and expected patient utilization.
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
Product Returns: Consistent with industry practice, we generally offer direct customers a limited right to return as defined within our returns policy. We consider several factors in the estimation process, including historical return activity, expiration dates of product shipped to specialty pharmacies, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of June 30, 2018 or December 31, 2017.
The following table summarizes sales discounts and allowance activity for the six months ended June 30, 2018:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2017	$20,229	$7,357	$27,586
Provision related to current period sales	29,367	11,265	40,632
Adjustments for prior period sales	181	323	504
Credits/payments made	(29,265)	(11,671)	(40,936)
Balances at June 30, 2018	$20,512	$7,274	$27,786
The provision of $29.4 million for rebates and chargebacks for the six months ended June 30, 2018 primarily represents Medicaid rebates applicable to sales of Fanapt® and HETLIOZ®. The provision of $11.3 million for discounts, returns and other for the six months ended June 30, 2018 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, estimated product returns of Fanapt®, as well as co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.
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
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $353.7 million as of June 30, 2018.
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Revenues. Total revenues increased by $5.3 million, or 13%, to $47.4 million for the three months ended June 30, 2018 compared to $42.1 million for the three months ended June 30, 2017. Revenues were as follows:

	Three Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Net Change	Percent
HETLIOZ® product sales, net	$28,045	$22,507	$5,538	25%
Fanapt® product sales, net	19,305	19,549	(244)	(1)%
	$47,350	$42,056	$5,294	13%
HETLIOZ® product sales increased by $5.5 million, or 25%, to $28.0 million for the three months ended June 30, 2018 compared to $22.5 million for the three months ended June 30, 2017. The increase to net product sales was attributable to an increase in volume and an increase in price net of deductions.
Fanapt® product sales decreased by $0.2 million, or 1%, to $19.3 million for the three months ended June 30, 2018 compared to $19.5 million for the three months ended June 30, 2017. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions.
Cost of goods sold. Cost of goods sold increased by $0.7 million, or 15%, to $5.2 million for the three months ended June 30, 2018 compared to $4.5 million for the three months ended June 30, 2017. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs are 10% of net sales of HETLIOZ® and 9% of net sales of Fanapt®.
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
Research and development expenses. Research and development expenses increased by $2.2 million, or 29%, to $9.9 million for the three months ended June 30, 2018 compared to $7.6 million for the three months ended June 30, 2017. The increase was primarily due to an increase in clinical trial expenses associated with the tradipitant gastroparesis and atopic dermatitis programs and, to a lesser extent, preclinical expenses associated with the CFTR programs, partially offset by a decrease in expenses associated with the HETLIOZ® jet lag disorder program. The JET8 study was completed in the first quarter of 2018. The following table summarizes the costs of our product development initiatives for the three months ended June 30, 2018 and 2017:

	Three Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Direct project costs (1)
HETLIOZ®	$1,987	$3,122
Fanapt®	894	436
Tradipitant	4,372	2,494
VTR-297	628	535
CFTR	790	146
Other	184	90
	8,855	6,823
Indirect project costs (1)
Stock-based compensation	316	285
Other indirect overhead	695	540
	1,011	825
Total research and development expense	$9,866	$7,648

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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $3.4 million, or 11%, to $28.0 million for the three months ended June 30, 2018 compared to $31.4 million for the three months ended June 30, 2017. The decrease was primarily the result of lower spend on marketing efforts around HETLIOZ® and Fanapt® in the U.S.
Intangible asset amortization. Intangible asset amortization was $0.4 million for each of the three months ended June 30, 2018 and 2017.
Other income. Other income was $0.8 million for the three months ended June 30, 2018 compared to $0.4 million for the three months ended June 30, 2017. The increase was primarily the result of an increase in investment income due to an increase in our balance of marketable securities from the proceeds of the public offering of our common stock completed in March 2018 and a higher yield on investments.
Provision for income taxes. As a result of the tax valuation allowance against deferred tax assets in the U.S., there was no benefit for income taxes associated with the income (loss) before income taxes for three months ended June 30, 2018 and 2017. Taxes have been recorded related to certain U.S. state jurisdictions and non-U.S. income for the three months ended June 30, 2018 and 2017.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Revenues. Total revenues increased by $11.5 million, or 14%, to $90.9 million for the six months ended June 30, 2018 compared to $79.5 million for the six months ended June 30, 2017. Revenues were as follows:

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Net Change	Percent
HETLIOZ® product sales, net	$53,468	$42,689	$10,779	25%
Fanapt® product sales, net	37,474	36,782	692	2%
	$90,942	$79,471	$11,471	14%

HETLIOZ® product sales increased by $10.8 million, or 25%, to $53.5 million for the six months ended June 30, 2018 compared to $42.7 million for the six months ended June 30, 2017. The increase to net product sales was attributable to an increase in volume and an increase in price net of deductions.
Fanapt® product sales increased by $0.7 million, or 2%, to $37.5 million for the six months ended June 30, 2018 compared to $36.8 million for the six months ended June 30, 2017. The increase to net product sales was attributable to an increase in price net of deductions, partially offset by a decrease in volume.
Cost of goods sold. Cost of goods sold increased by $1.2 million, or 15%, to $9.8 million for the six months ended June 30, 2018 compared to $8.5 million for the six months ended June 30, 2017. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs are 10% of net sales of HETLIOZ® and 9% of net sales of Fanapt®.
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
Research and development expenses. Research and development expenses increased by $1.1 million, or 6%, to $19.3 million for the six months ended June 30, 2018 compared to $18.2 million for the six months ended June 30, 2017. The increase was primarily due to an increase in clinical trial expenses associated with the tradipitant gastroparesis program and partially offset by a decrease in expenses associated with the HETLIOZ® jet lag disorder program. The JET8 study was completed in the first quarter of 2018. The following table summarizes the costs of our product development initiatives for the six months ended June 30, 2018 and 2017:

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Direct project costs (1)
HETLIOZ®	$6,045	$7,692
Fanapt®	1,556	989
Tradipitant	6,649	4,797
VTR-297	1,292	1,303
CFTR	1,299	1,327
Other	353	147
	17,194	16,255
Indirect project costs (1)
Stock-based compensation	637	694
Other indirect overhead	1,451	1,266
	2,088	1,960
Total research and development expense	$19,282	$18,215

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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $6.9 million, or 11%, to $54.8 million for the six months ended June 30, 2018 compared to $61.7 million for the six months ended June 30, 2017. The decrease was primarily the result of lower spend on marketing efforts around HETLIOZ® in the U.S. and Europe and Fanapt® in the U.S., partially offset by an increase in stock-based compensation expense.

Intangible asset amortization. Intangible asset amortization was $0.8 million for the six months ended June 30, 2018 compared to $0.9 million for the six months ended June 30, 2017.
Other income. Other income was $1.4 million for the six months ended June 30, 2018 compared to $0.7 million for the six months ended June 30, 2017. The increase was primarily the result of an increase in investment income due to an increase in our balance of marketable securities from the proceeds of the public offering of our common stock completed in March 2018 and a higher yield on investments.
Provision for income taxes. As a result of the tax valuation allowance against deferred tax assets in the U.S., there was no benefit for income taxes associated with the income (loss) before income taxes for the six months ended June 30, 2018 and 2017. Taxes have been recorded related to certain U.S. state jurisdictions and non-U.S. income for the six months ended June 30, 2018 and 2017.
Liquidity and Capital Resources
As of June 30, 2018, our total cash and cash equivalents and marketable securities (Cash) were $231.2 million compared to $143.4 million at December 31, 2017. The increase in Cash of $87.8 million includes $100.9 million net cash proceeds from the public offering of our common stock completed in March 2018, after deducting the underwriting discounts and commissions and offering expenses. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, government agencies and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises, commercial paper and asset-backed securities.
Our liquidity resources as of June 30, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$60,891	$33,627
Marketable securities:
U.S. Treasury and government agencies	70,206	60,618
Corporate debt	80,327	49,168
Asset-backed securities	19,792	—
Total marketable securities	170,325	109,786
Total cash, cash equivalents and marketable securities	$231,216	$143,413
As of June 30, 2018, we maintained all of our Cash in three financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
We expect to incur substantial costs and expenses throughout 2018 and beyond in connection with our continued clinical development of tradipitant and our other products, U.S. commercial activities for HETLIOZ® and Fanapt®, the European commercial launch activities for HETLIOZ® and payments due upon achievement of milestones under our license agreements including a $2.0 million payment to Lilly for enrollment of the first subject into a Phase III study for tradipitant in the third quarter of 2018. Additionally, we continue to pursue market approval of HETLIOZ® and Fanapt® in other regions. The actual costs to advance our research and development projects and commercial activities for HETLIOZ® and Fanapt® are difficult to estimate and may vary significantly. Management believes that our existing funds will be sufficient to meet our operating plans for at least the next twelve months. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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
Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	Net Change
Net cash provided by (used in):
Operating activities:
Net income (loss)	$7,677	$(9,179)	$16,856
Non-cash charges	6,769	6,414	355
Net change in operating assets and liabilities	(8,417)	(4,852)	(3,565)
Operating activities	6,029	(7,617)	13,646
Investing activities:
Acquisition of intangible asset	(25,000)	—	(25,000)
Purchases of property and equipment	(210)	(1,102)	892
Net purchases of marketable securities	(59,741)	(21,894)	(37,847)
Investing activities	(84,951)	(22,996)	(61,955)
Financing activities:
Net proceeds from offering of common stock	100,870	—	100,870
Proceeds from the exercise of stock options	5,352	4,402	950
Financing activities	106,222	4,402	101,820
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	20	(20)
Net change in cash, cash equivalents and restricted cash	$27,300	$(26,191)	$53,491
The increase of $13.6 million in net cash provided by operating activities reflects an increase of $16.9 million in net income, partially offset by a decrease of $3.6 million from the net change in operating assets and liabilities. The decrease of $3.6 million from the net change in operating assets and liabilities primarily relates to a decrease in accounts payable and accrued liabilities attributable to the timing of activities and payments.
Off-Balance Sheet Arrangements
We currently do not have any, and during the periods presented, did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Contractual Obligations and Commitments
The following is a summary of our noncancellable long-term contractual cash obligations as of June 30, 2018:

	Cash Payments Due by Year
(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases (1)	$23,979	$1,198	$2,495	$2,505	$2,337	$2,355	$13,089
Milestone obligations (2) (3)	2,000	2,000	—	—	—	—	—
Purchase commitments (4)	11,025	2,461	6,371	847	890	456	—
	$37,004	$5,659	$8,866	$3,352	$3,227	$2,811	$13,089

(1)
This table includes minimum annual future payments under operating leases and subleases for a total of 43,462 square feet of office space for our headquarters office at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. that generally expire in 2028, an operating lease for 2,880 square feet of office space for our European headquarters in London that has a noncancellable lease term ending in 2021, and 1,249 square feet of office space in Berlin under a short-term operating lease.

(2)
This table includes a $2.0 million milestone obligation under our license agreement with Lilly, for the exclusive rights to develop and commercialize tradipitant, which was achieved in July 2018 upon enrollment of the first subject into a Phase III study for tradipitant and is expected to be paid out in the third quarter of 2018. This table does not include other potential future milestone obligations under the license agreement of $97.0 million, which consist of $2.0 million due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the E.U. and up to $95.0 million for future regulatory approval and sales milestones.

(3)
This table does not include potential future milestone obligations under our license agreement with the University of California San Francisco for the exclusive rights to develop and commercialize a portfolio of CFTR activators and inhibitors under which we could be obligated to make potential future milestone payments of up to $46.0 million upon the achievement of regulatory and sales milestones.

(4)
Purchase commitments include noncancellable purchase commitments for agreements longer than one year and primarily relate to commitments for advertising and data services. This table does not include various other long-term agreements entered into for services with other third party vendors due to the cancelable nature of the services. Additionally, this table does not include rebates, chargebacks or discounts recorded as liabilities at the time that product sales are recognized as revenue.

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
Concentrations of credit risk
We deposit our cash with financial institutions that we consider to be of high credit quality and purchase marketable securities which are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars. Our marketable securities consist of certificates of deposit, commercial paper, corporate notes, asset-backed securities and U.S. government agency notes.
Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 88% of total revenues for the six months ended June 30, 2018. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 90% of total accounts receivable at June 30, 2018. We mitigate our credit risk relating to accounts receivable from customers by performing ongoing credit evaluations.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2018, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings
Fanapt®. In June 2014, we filed suit against Roxane Laboratories, Inc. (Roxane) in the U.S. District Court for the District of Delaware (Delaware District Court). The suit sought an adjudication that Roxane has infringed one or more claims of our U.S. Patent No. 8,586,610 (‘610 Patent) by submitting to the U.S. Food and Drug Administration (FDA) an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027. In addition, pursuant to a settlement agreement with Novartis Pharma AG (Novartis), we assumed Novartis’ patent infringement action against Roxane in the Delaware District Court. That suit alleges that Roxane has infringed one or more claims of U.S. Patent RE39198 (‘198 Patent), which is licensed exclusively to us, by filing an ANDA for a generic version of Fanapt® prior to the expiration of the ‘198 Patent in November 2016. These two cases against Roxane were consolidated by agreement of the parties and were tried together in a five-day bench trial that concluded in March 2016. In August 2016, the Delaware District Court ruled that we are entitled to a permanent injunction against Roxane enjoining Roxane from infringing the ‘610 Patent, including the manufacture, use, sale, offer to sell, sale, distribution or importation of any generic iloperidone product described in the ‘610 Patent ANDA until the expiration of the ‘610 Patent in November 2027. If we obtain pediatric exclusivity, the injunction against Roxane would be extended until May 2028 under the Delaware District Court’s order. In September 2016, Roxane filed a notice of appeal with the Federal Circuit Court of Appeals (Federal Circuit). In July 2017, Roxane, now a subsidiary of Hikma Pharmaceuticals PLC (Hikma), petitioned the Federal Circuit to substitute Roxane with new defendants West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (each of which is a subsidiary of Hikma and both of which are referred to collectively herein as West-Ward). In April 2018, the Federal Circuit affirmed the Delaware District Court’s decision that West-Ward infringed the ‘610 Patent. In June 2018, West-Ward filed with the Federal Circuit a petition seeking rehearing en banc. The Federal Circuit invited us to respond to West-Ward’s petition; our response was filed in July 2018.
In 2015, we filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp. (Apotex, and collectively with Roxane, Inventia, Lupin and taro, the Defendants). The lawsuits each seek an adjudication that the respective Defendants infringed one or more claims of the ‘610 Patent and/or our U.S. Patent No. 9,138,432 (‘432 Patent) by submitting to the FDA an ANDA for a generic version of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the ‘432 Patent in September 2025. The Defendants denied infringement and counterclaimed for declaratory judgment of invalidity and noninfringement of the ‘610 Patent and the ‘432 Patent. Certain Defendants have since entered into agreements resolving these lawsuits, as discussed below. The remaining parties are scheduled to submit to the Delaware District Court a status report and request a schedule for trial no later than 14 days after the Federal Circuit issues its mandate in the West-Ward appeal. We entered into a confidential stipulation with each of Inventia and Lupin regarding any potential launch of Inventia’s and Lupin's generic ANDA products.

Lupin filed counter claims for declaratory judgment of invalidity and noninfringement of seven of our method of treatment patents that are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) related to Fanapt® (such seven patents, the Method of Treatment Patents). We have not sued Lupin for infringing the Method of Treatment Patents. In October 2016, we, along with Lupin, filed a Stipulation of Dismissal in the Delaware District Court pursuant to which Lupin’s counterclaims relating to the Method of Treatment Patents were dismissed without prejudice in recognition of an agreement reached between the parties by which we would not assert those patents against Lupin absent certain changes in Lupin’s proposed prescribing information for its iloperidone tablets.
Taro and Apotex each entered into separate License Agreements (together, the License Agreements) resolving these lawsuits in October 2016 and December 2016, respectively. The License Agreements grant Taro and Apotex non-exclusive licenses to manufacture and commercialize a version of Fanapt® in the U.S. effective November 2027, unless prior to that date we obtain pediatric exclusivity for Fanapt®, in which case, the license will be effective May 2028. Taro and Apotex each may enter the market earlier under certain limited circumstances. The License Agreements, which are subject to review by the U.S. Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ), provide for a full settlement and release of all claims that are the subject of the respective litigation with Taro and Apotex.
In February 2016, Roxane filed suit against us in the U.S. District Court for the Southern District of Ohio (Ohio District Court). The suit sought a declaratory judgment of invalidity and noninfringement of the Method of Treatment Patents. In December 2016, the Ohio District Court dismissed Roxane’s suit without prejudice for lack of personal jurisdiction.
In February 2016, Roxane filed a Petition for Inter Partes Review (IPR) of the ‘432 Patent with the Patent Trials and Appeals Board (PTAB) of the U.S. Patent and Trademark Office. In August 2016, the PTAB denied the request by Roxane to institute an IPR of the ‘432 Patent. In September 2016, Roxane filed a Petition for Rehearing with the PTAB. In November 2016, the PTAB denied Roxane’s Petition for Rehearing.
HETLIOZ®. In March 2018, we received a Paragraph IV certification notice letter from Teva Pharmaceuticals USA, Inc. (Teva) notifying us that Teva had submitted an ANDA for HETLIOZ® to the FDA requesting approval to market, sell and use a generic version of the 20mg HETLIOZ® capsules for Non-24-Hour-Sleep-Wake Disorder. In its notice letter, Teva alleges that our Orange Book listed U.S. Patent No. RE46,604, U.S. Patent No. 9,060,995, U.S. Patent 9,539,234, U.S. Patent 9,549,913, U.S. Patent 9,730,910 and U.S. Patent 9,885,241, (collectively, the Vanda Patents), which cover methods of using HETLIOZ®, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of the product described in its ANDA. We received similar notice letters in April 2018 from MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (together, MSN) and Apotex. The composition and use of HETLIOZ® are currently protected by seven patents that are listed in the FDA’s Orange Book.
In April 2018, we filed a patent infringement lawsuit in the Delaware District Court against Teva and in May 2018, we filed patent infringement lawsuits in the Delaware District Court against MSN and Apotex. The lawsuits seek an adjudication that Teva, MSN and Apotex have infringed one or more claims of the Vanda Patents by submitting to the FDA an ANDA for a generic version of HETLIOZ® prior to the expiration of the latest to expire of the Vanda Patents in 2034. The relief requested by us in the lawsuits includes requests for permanent injunctions preventing Teva, MSN and Apotex from infringing the asserted claims of the Vanda Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of HETLIOZ® before the last expiration date of the Vanda Patents. The lawsuits automatically preclude the FDA from approving the submitted ANDAs until the earlier of 30 months from the date we received a notice letter, or entry of a district court decision finding the Vanda Patents invalid, unenforceable or not infringed. In June 2018, Teva and MSN each answered our complaint, and counterclaimed for declarations that the Vanda Patents are invalid.

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

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

August 2, 2018	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2018	/s/ James P. Kelly
James P. Kelly
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)