Form 10-Q
period 2019-06-30
Vanda Pharmaceuticals Inc.
filed 2019-08-01
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34186

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

2200 Pennsylvania Avenue, N.W., Suite 300 E
Washington, DC
(Address of principal executive offices)

03-0491827
(I.R.S. Employer
Identification No.)

20037
(Zip Code)

(202) 734-3400
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

As of July 25, 2019, there were 53,273,888 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2019

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
We encourage you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q. In addition to the risks described below and in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2018, other unknown or unpredictable factors also could affect our results. Therefore, the information in this quarterly report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$46,543	$61,005
Marketable securities	233,618	196,355
Accounts receivable, net	23,890	28,780
Inventory	1,057	994
Prepaid expenses and other current assets	10,694	11,998
Total current assets	315,802	299,132
Marketable securities, non-current	12,517	—
Property and equipment, net	4,240	4,417
Operating lease right-of-use assets	11,718	—
Intangible assets, net	23,783	24,542
Non-current inventory and other	4,423	4,039
Total assets	$372,483	$332,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,307	$21,584
Product revenue allowances	33,269	31,231
Milestone obligations under license agreements	—	200
Total current liabilities	62,576	53,015
Operating lease non-current liabilities	12,992	—
Other non-current liabilities	221	3,693
Total liabilities	75,789	56,708
Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 53,264,784 and 52,477,593 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	53	52
Additional paid-in capital	621,559	611,587
Accumulated other comprehensive income	386	1
Accumulated deficit	(325,304)	(336,218)
Total stockholders’ equity	296,694	275,422
Total liabilities and stockholders’ equity	$372,483	$332,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Net product sales	$59,060	$47,350	$106,773	$90,942
Total revenues	59,060	47,350	106,773	90,942
Operating expenses:
Cost of goods sold excluding amortization	6,368	5,213	11,481	9,773
Research and development	10,950	9,866	24,228	19,282
Selling, general and administrative	31,468	27,960	62,497	54,782
Intangible asset amortization	379	398	759	750
Total operating expenses	49,165	43,437	98,965	84,587
Income from operations	9,895	3,913	7,808	6,355
Other income	1,649	788	3,134	1,410
Income before income taxes	11,544	4,701	10,942	7,765
Provision for income taxes	18	90	28	88
Net income	$11,526	$4,611	$10,914	$7,677
Net income per share:
Basic	$0.22	$0.09	$0.21	$0.16
Diluted	$0.21	$0.09	$0.20	$0.15
Weighted average shares outstanding:
Basic	53,101,499	52,172,982	52,928,101	49,270,829
Diluted	54,579,982	53,945,640	54,932,932	51,101,464
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$11,526	$4,611	$10,914	$7,677
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	6	(25)	2	(13)
Change in net unrealized gain on marketable securities	245	132	383	126
Tax provision on other comprehensive income (loss)	—	—	—	—
Other comprehensive income, net of tax	251	107	385	113
Comprehensive income	$11,777	$4,718	$11,299	$7,790
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2018	52,477,593	$52	$611,587	$1	$(336,218)	$275,422
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	485,083	1	178	—	—	179
Stock-based compensation expense	—	—	3,282	—	—	3,282
Net loss	—	—	—	—	(612)	(612)
Other comprehensive income, net of tax	—	—	—	134	—	134
Balances at March 31, 2019	52,962,676	$53	$615,047	$135	$(336,830)	$278,405
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	302,108	—	3,411	—	—	3,411
Stock-based compensation expense	—	—	3,101	—	—	3,101
Net income	—	—	—	—	11,526	11,526
Other comprehensive income, net of tax	—	—	—	251	—	251
Balances at June 30, 2019	53,264,784	$53	$621,559	$386	$(325,304)	$296,694

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2017	44,938,133	$45	$492,802	$(34)	$(361,426)	$131,387
Net proceeds from public offering of common stock	6,325,000	6	100,862	—	—	100,868
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	846,568	1	2,665	—	—	2,666
Stock-based compensation expense	—	—	3,151	—	—	3,151
Net income	—	—	—	—	3,066	3,066
Other comprehensive income, net of tax	—	—	—	6	—	6
Balances at March 31, 2018	52,109,701	$52	$599,480	$(28)	$(358,360)	$241,144
Net proceeds from public offering of common stock	—	—	2	—	—	2
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	266,244	—	2,686	—	—	2,686
Stock-based compensation expense	—	—	2,721	—	—	2,721
Net income	—	—	—	—	4,611	4,611
Other comprehensive income, net of tax	—	—	—	107	—	107
Balances at June 30, 2018	52,375,945	$52	$604,889	$79	$(353,749)	$251,271
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net income	$10,914	$7,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	672	706
Stock-based compensation	6,383	5,872
Amortization of discounts on marketable securities	(1,848)	(672)
Intangible asset amortization	759	750
Other non-cash adjustments, net	740	113
Changes in operating assets and liabilities:
Accounts receivable	4,851	(7,294)
Prepaid expenses and other assets	681	(3,743)
Inventory	(191)	(71)
Accounts payable and other liabilities	5,159	(1,568)
Product revenue allowances	2,038	4,259
Net cash provided by operating activities	30,158	6,029
Cash flows from investing activities
Acquisition of intangible asset	—	(25,000)
Purchases of property and equipment	(657)	(210)
Purchases of marketable securities	(191,293)	(130,536)
Maturities of marketable securities	143,745	70,795
Net cash used in investing activities	(48,205)	(84,951)
Cash flows from financing activities
Net proceeds from offering of common stock	—	100,870
Proceeds from the exercise of stock options	3,590	5,352
Net cash provided by financing activities	3,590	106,222
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	—
Net change in cash, cash equivalents and restricted cash	(14,462)	27,300
Cash, cash equivalents and restricted cash
Beginning of period	61,749	34,335
End of period	$47,287	$61,635
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

•
Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis, gastroparesis and motion sickness.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2018 included in the Company’s annual report on Form 10-K. The financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP.
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
Leases
In accordance with ASC 842, Leases, effective January 1, 2019, the Company determines if an arrangement contains a lease at inception. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. In the case the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including publicly available data for instruments with similar characteristics, to determine the present value of lease payments. The Company does not combine lease and non-lease elements for office leases. For existing leases as of January 1, 2019, executory costs are excluded from lease expense, which is consistent with the Company's accounting under ASC 840, Leases. For all leases entered into after January 1, 2019, executory costs are allocated between lease and non-lease elements based upon their relative stand-alone prices.

Revenue from Net Product Sales
The Company’s revenues consist of net product sales of HETLIOZ® and net product sales of Fanapt®. Net sales by product for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
HETLIOZ® product sales, net	$37,835	$28,045	$66,792	$53,468
Fanapt® product sales, net	21,225	19,305	39,981	37,474
Total net product sales	$59,060	$47,350	$106,773	$90,942

Major Customers
HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse which is the point at which control is transferred to the customer. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 96% of total revenues for the six months ended June 30, 2019. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 93% of total accounts receivable at June 30, 2019. The Company evaluates outstanding receivables to assess collectability. In performing this evaluation, the Company analyzes economic conditions, the aging of receivables and customer specific risks. Using this information, the Company reserves an amount that it estimates may not be collected.
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

(in thousands)	June 30, 2019	June 30, 2018
Cash and cash equivalents	$46,543	$60,891
Restricted cash included in:
Prepaid expenses and other current assets	157	100
Non-current inventory and other	587	644
Total cash, cash equivalents and restricted cash	$47,287	$61,635

Recent Accounting Pronouncements
In August 2018, the U.S. Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification. This final rule amends certain disclosure requirements that are redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for the Company for all filings made on or after November 5, 2018. The SEC staff clarified that the first presentation of the changes in shareholders' equity may be included in the first Form 10-Q for the quarter that begins after the effective date of the amendments. The adoption of the final rule did not have a material impact on the Company’s condensed consolidated financial statements. The Company updated the disclosure of its Condensed Consolidated Statements of Changes in Stockholders' Equity in 2019 to include a reconciliation for the quarter-to-date and year-to-date comparative periods.
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments – Credit Losses, which changes the impairment model for most financial assets and certain other financial instruments. The standard will require the use of a forward-looking “expected loss” model for instruments measured at amortized cost that generally will result in the earlier recognition of allowances for losses. The standard is effective for years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2019. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s accounts receivable and marketable securities balances and related financial statement disclosures.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), which was further clarified by ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases - Targeted Improvements, issued in July 2018. ASC 842 supersedes existing lease guidance, including ASC 840 Leases. The new leasing standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new leasing standard requires that lessees will need to recognize a ROU asset and a lease liability for virtually all of their leases, and allows companies to make a policy election as to whether short term leases will be recognized under the requirements of the new standard. The Company elected to exclude short-term leases in the application of the new standard. The lease liability is equal to the present value of lease payments. The ROU asset is based on the liability subject to certain adjustments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, similar to accounting for operating leases under ASC 840, while finance leases will result in a front-loaded expense pattern, similar to accounting for capital leases under ASC 840.

The Company adopted the new leasing standard in the first quarter 2019, using a modified retrospective transition. There was no impact to the opening balance of retained earnings as of the effective date of January 1, 2019 as a result of adoption. Prior period financial statements were not recast. The Company elected the package of transition provisions available for expired or existing contracts, which allowed it to carryforward its historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The adoption of the new leasing standard on January 1, 2019 resulted in the recognition of $15.8 million of operating lease liabilities, $2.2 million of which were classified as current liabilities, with corresponding ROU assets of $12.2 million, net of lease prepayments and the balance of deferred lease incentives. The Company does not have any financing leases.

3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2019:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
Current:
U.S. Treasury and government agencies	$100,795	$110	$(1)	$100,904
Corporate debt	115,824	222	—	116,046
Asset-backed securities	16,636	32	—	16,668
Total marketable securities, current	$233,255	$364	$(1)	$233,618
Non-current:
U.S. Treasury and government agencies	$4,978	$5	$—	$4,983
Corporate debt	7,525	10	(1)	7,534
Total marketable securities, non-current	12,503	$15	$(1)	$12,517
Total marketable securities	$245,758	$379	$(2)	$246,135
Current marketable securities have a remaining maturity of less than one year. Non-current marketable securities have a remaining maturity of between one and two years.
The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2018, which all have contract maturities of less than one year:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
Current:
U.S. Treasury and government agencies	$69,275	$12	$(17)	$69,270
Corporate debt	105,897	38	(25)	105,910
Asset-backed securities	21,189	—	(14)	21,175
Total marketable securities, current	$196,361	$50	$(56)	$196,355

4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets

•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
Marketable securities classified in Level 1 and Level 2 as of June 30, 2019 and December 31, 2018 consist of available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and asset-backed securities that use as their basis readily observable market parameters. The Company did not transfer any assets between Level 2 and Level 1 during the six months ended June 30, 2019 and 2018.

As of June 30, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of June 30, 2019 Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$105,887	$105,887	$—	$—
Corporate debt	123,580	—	123,580	—
Asset-backed securities	16,668	—	16,668	—
Total assets measured at fair value	$246,135	$105,887	$140,248	$—
As of December 31, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of December 31, 2018 Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$69,270	$69,270	$—	$—
Corporate debt	105,910	—	105,910	—
Asset-backed securities	21,175	—	21,175	—
Total assets measured at fair value	$196,355	$69,270	$127,085	$—

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, product revenue allowances, and milestone obligations under license agreements, the carrying values of which materially approximate their fair values.
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
Inventory consisted of the following as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Current:
Work-in-process	$—	$48
Finished goods	1,057	946
Total inventory, current	$1,057	$994
Non-Current:
Raw materials	$348	$86
Work-in-process	1,874	2,290
Finished goods	675	516
Total inventory, non-current	$2,897	$2,892
Total inventory	$3,954	$3,886

6. Leases
The Company's long-term leases primarily include operating leases and subleases for office space in Washington, D.C. and London, England. The Company recognized ROU assets and lease liabilities related to fixed payments for these long-term operating leases in its condensed consolidated balance sheet as of June 30, 2019. The Company also has various short-term leases, including office space in Berlin, Germany.
In June 2011, the Company entered into an operating lease agreement under which it leases 33,534 square feet of office space for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. Subject to the prior rights of other tenants, the Company has the right to renew the lease for five years following its expiration in July 2028. As of June 30, 2019, the renewal period has not been included in the lease term. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The lease may be terminated early by the Company or the landlord under certain circumstances.
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
In May 2016, the Company entered into an operating lease agreement under which it leases 2,880 square feet of office space for its European headquarters in London, England. The Company has the right to renew the lease for five years following its expiration in 2021. As of June 30, 2019, the renewal period has not been included in the lease term.
The following is a summary of the Company’s ROU assets and operating lease liabilities as of June 30, 2019:

(in thousands)	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$11,718

Liabilities
Operating lease current liabilities	Accounts payable and accrued liabilities	$2,257
Operating lease non-current liabilities	Operating lease non-current liabilities	12,992
Total lease liabilities		$15,249

Weighted-average remaining lease term		8.5 Years
Weighted-average discount rate(1)		8.1%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

For the three and six months ended June 30, 2019, the Company recognized operating lease cost of $0.6 million and $1.2 million, respectively, and short-term operating lease cost of $0.1 million and $0.2 million, respectively. The Company also recognized $0.3 million and $0.7 million, respectively, of expense related to non-lease elements, such as building maintenance services and utilities, and executory costs associated with the operating leases. For existing leases as of January 1, 2019, executory costs are excluded from operating lease expense, which is consistent with the Company's accounting under ASC 840. For all leases entered into after January 1, 2019, executory costs are allocated between lease and non-lease elements based upon their relative stand-alone prices. For the three and six months ended June 30, 2018, the Company recognized $0.9 million and $1.8 million of rent expense, respectively, inclusive of lease expense, non-lease elements, and executory costs for short and long-term operating leases.
Cash paid for amounts included in the measurement of operating lease liabilities is included in operating cash flows was $1.2 million for the six months ended June 30, 2019.

The table below reconciles the Company's future cash obligations to operating lease liabilities recorded on the balance sheet as of June 30, 2019:

(in thousands)	Operating Leases
2019	$1,267
2020	2,317
2021	2,331
2022	2,355
2023	2,420
Thereafter	10,669
Total minimum lease payments	$21,359
Less: amount of lease payments representing interest	(6,110)
Present value of future minimum lease payments	$15,249
Less: current obligations under leases	(2,257)
Operating lease non-current liabilities	$12,992

At December 31, 2018, future minimum payments under noncancellable operating leases under ASC 840 were as follows:

	Cash Payments Due by Year
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	22,757	2,483	2,495	2,335	2,355	2,420	10,669

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
The following is a summary of the Company’s intangible assets as of June 30, 2019:

		June 30, 2019
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	February 2035	$33,000	$9,217	$23,783

The following is a summary of the Company’s intangible assets as of December 31, 2018:

		December 31, 2018
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	February 2035	$33,000	$8,458	$24,542

As of June 30, 2019 and December 31, 2018, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for each of the three months ended June 30, 2019 and 2018. Amortization expense was $0.8 million for each of the six months ended June 30, 2019 and 2018. The following is a summary of the future intangible asset amortization schedule as of June 30, 2019:

(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
HETLIOZ®	$23,783	$759	$1,518	$1,518	$1,518	$1,518	$16,952

8. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Consulting and other professional fees	$8,443	$2,924
Research and development expenses	6,384	5,593
Royalties payable	5,719	5,172
Compensation and employee benefits	4,769	6,363
Operating lease liabilities	2,257	—
Other	1,735	1,532
Total accounts payable and accrued liabilities	$29,307	$21,584

9. Commitments and Contingencies
The following is a summary of the Company's noncancellable long-term contractual cash obligations as of June 30, 2019. See footnote 6, Leases, for the maturities of the Company's operating lease liabilities as of June 30, 2019.

	Cash Payments Due by Year
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Purchase commitments	15,732	5,532	8,753	966	481	—	—

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
Fanapt®. Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company pays directly to Sanofi S.A (Sanofi) a fixed royalty of 3% of net sales through December 31, 2019 related to manufacturing know-how. No further royalties on manufacturing know-how will be payable by the Company after December 31, 2019. The Company is also obligated to pay Sanofi a fixed royalty on Fanapt® net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the NCE patent has expired or was not issued. The Company is obligated to pay this 6% royalty on net sales in the U.S. through November 2026. No further royalties on know-how not related to manufacturing will be payable by the Company for net sales in the U.S. after November 2026.
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications. The patent describing tradipitant as a NCE expires in April 2023, except in the U.S., where it expires in June 2024 absent any applicable patent term adjustments. Lilly is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of June 30, 2019, remaining milestone obligations include a $2.0 million pre-NDA approval milestone due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the E.U, $10.0 million and $5.0 million for the first approval of a marketing authorization for tradipitant in the U.S. and European Union, respectively, and up to $80.0 million for sales milestones. In the third quarter of 2018, the Company also made a $2.0 million milestone payment to Lilly as a result of enrolling the first subject into a Phase III study for tradipitant in July 2018. The likelihood of achieving this milestone was determined to be probable during 2017 and the obligation of $2.0 million tied to such milestone was recorded as research and development expense in the consolidated statement of operations during the year ended December 31, 2017. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
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
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of June 30, 2019, remaining milestone obligations include annual maintenance fees, $12.2 million for pre-NDA approval milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $12.2 million in pre-NDA approval milestones is a $350,000 milestone due upon the conclusion of a Phase I study for each licensed product but not to exceed $1.1 million in total for the CFTR portfolio. In the first quarter of 2019, the Company also made a $0.2 million pre-NDA approval milestone payment to UCSF, which was determined to be probable and accrued as a current liability in the fourth quarter of 2018. Additionally, the Company paid an initial license fee of $1.0 million in 2017.
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
11. Accumulated Other Comprehensive Income
The accumulated balances related to each component of other comprehensive income (loss) were as follows as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Foreign currency translation	$9	$7
Unrealized gain (loss) on marketable securities	377	(6)
Accumulated other comprehensive income	$386	$1

There was no tax provision (benefit) included in accumulated other comprehensive income as of June 30, 2019 and December 31, 2018. There were no reclassifications out of accumulated other comprehensive income for either of the six months ended June 30, 2019 or 2018.
12. Stock-Based Compensation
As of June 30, 2019, there were 6,167,166 shares that were subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options and RSUs under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended and restated twice to increase the number of shares reserved for issuance, among other administrative changes. Both amendments and restatements of the 2016 Plan were approved by the Company's stockholders. There are a total of 7,100,000 shares of common stock reserved for issuance under the 2016 Plan, 3,304,262 shares of which remained available for future grant as of June 30, 2019.
Stock Options
The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the Company's board of directors. Service option awards have 10 year contractual terms. Service option awards granted to employees and new directors upon their election vest and become exercisable on the first anniversary of the grant date with respect to 25% of the shares subject to service option awards. The remaining 75% of the shares subject to the service option awards vest and become exercisable monthly in equal installments thereafter over three years. Subsequent annual service option awards granted to directors vest and become exercisable in either equal monthly installments over a period of one year or on the first anniversary of the grant date. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability.
As of June 30, 2019, $10.7 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.5 years. No option awards are classified as a liability as of June 30, 2019.
A summary of option activity under the Plans for the six months ended June 30, 2019 follows:

2006 and 2016 Plans (in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,369,042	$11.15	5.28	$65,438
Granted	502,500	19.95
Forfeited	—	—
Exercised	(291,451)	12.32		960
Outstanding at June 30, 2019	4,580,091	12.04	5.61	15,136
Exercisable at June 30, 2019	3,433,142	10.09	4.55	14,626
Vested and expected to vest at June 30, 2019	4,371,265	11.68	5.44	15,131

The weighted average grant-date fair value of options granted was $11.16 and $10.40 per share for the six months ended June 30, 2019 and 2018, respectively. Proceeds from the exercise of stock options amounted to $3.6 million and $5.4 million for the six months ended June 30, 2019 and 2018, respectively.
Restricted Stock Units
An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs under the Plans with service conditions (service RSUs) that generally vest over 4 years in equal annual installments provided that the employee remains employed with the Company. Annual service RSUs granted to directors vest on the first anniversary of the grant date.
As of June 30, 2019, $26.4 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.97 years. No RSUs are classified as a liability as of June 30, 2019.
A summary of RSU activity under the Plans for the six months ended June 30, 2019 follows:

2006 and 2016 Plans	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,313,576	$15.68
Granted	807,328	20.40
Forfeited	(38,089)	18.68
Vested	(495,740)	14.34
Unvested at June 30, 2019	1,587,075	18.42

The grant date fair value for the 495,740 shares underlying RSUs that vested during the six months ended June 30, 2019 was $7.1 million.

Stock-Based Compensation
Stock-based compensation expense recognized for the three and six months ended June 30, 2019 and 2018 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Research and development	$756	$316	$1,484	$637
Selling, general and administrative	2,345	2,405	4,899	5,235
Total stock-based compensation expense	$3,101	$2,721	$6,383	$5,872

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception (other than a dividend of preferred share purchase rights, which was declared in September 2008) and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for stock options granted during the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018
Expected dividend yield	0%	0%
Weighted average expected volatility	59%	57%
Weighted average expected term (years)	5.93	5.90
Weighted average risk-free rate	2.48%	2.66%

13. Income Taxes
The Company assesses the need for a valuation allowance against its deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Except for year-to-date 2019 and 2018 income, the Company has historically generated pretax losses in the U.S., both cumulatively and individually. The losses serve as strong evidence that it is more likely than not that deferred tax assets in the U.S. will not be realized in the future, and as a result of the losses and all other available positive and negative evidence the Company concluded that a full tax valuation allowance was required against all net deferred tax assets in the U.S. as of June 30, 2019 and December 31, 2018. If the Company begins to regularly generate pretax income, it is reasonably possible that the conclusion about the need for the valuation allowance could change in the near term. A reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction. The potential timing and amount of any future valuation allowance release has yet to be determined and requires an analysis that is highly dependent upon historical and future projected earnings, among other factors. Any such adjustment could have a material impact on the Company’s finance position and results of operations.
As a result of the tax valuation allowance against deferred tax assets in the U.S., there was no expense for federal income taxes associated with the income before income taxes for three and six months ended June 30, 2019 and 2018. Taxes have been recorded related to certain U.S. state jurisdictions and non-U.S. income for the three and six months ended June 30, 2019 and 2018.
Certain tax attributes of the Company, including net operating losses (NOLs) and credits, would be subject to a limitation should an ownership change as defined under the Internal Revenue Code of 1986, as amended (IRC), Section 382, occur. The limitations resulting from a change in ownership could affect the Company’s ability to utilize its NOLs and credit carryforward (tax attributes). Ownership changes occurred in the years ended December 31, 2014 and December 31, 2008. The Company believes that the ownership changes in 2014 and 2008 will not impact its ability to utilize NOL and credit carryforwards; however, future ownership changes may cause the Company’s existing tax attributes to have additional limitations. Because the Company maintains a valuation allowance on its U.S. tax attributes, any limitation as a result of application of IRC Section 382 limitation would not have a material impact on the Company’s provision for income taxes for the three and six months ended June 30, 2019.
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
14. Earnings per Share
Basic earnings per share (EPS) is calculated by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing the net income by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and shares underlying RSUs, but only to the extent that their inclusion is dilutive.
The following table presents the calculation of basic and diluted net income per share of common stock for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net income	$11,526	$4,611	$10,914	$7,677
Denominator:
Weighted average shares outstanding, basic	53,101,499	52,172,982	52,928,101	49,270,829
Effect of dilutive securities	1,478,483	1,772,658	2,004,831	1,830,635
Weighted average shares outstanding, diluted	54,579,982	53,945,640	54,932,932	51,101,464
Net income per share, basic and diluted:
Basic	$0.22	$0.09	$0.21	$0.16
Diluted	$0.21	$0.09	$0.20	$0.15
Antidilutive securities excluded from calculations of diluted net income per share	2,294,277	1,364,535	1,415,953	1,210,990

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
In February 2019, the Company received additional Paragraph IV certification notice letters separately from Teva and Apotex concerning Vanda’s Orange Book listed U.S. Patent No. 10,149,829, which expires in 2033 (the ’829 Patent). In their notice letters, Teva and Apotex allege that the ’829 Patent, which covers methods of using HETLIOZ®, is invalid, unenforceable and will not be infringed by Teva’s and Apotex’s respective manufacture, use or sale of the product described in their respective ANDAs. In May 2019, the Company received an additional Paragraph IV certification notice letter from MSN concerning the ’977 and ’829 Patents. In the May 2019 notice letter, MSN alleges that the ’977 and ’829 Patents are invalid, unenforceable and will not be infringed by MSN’s manufacture, use or sale of the product described in its ANDA.
In March 2019, April 2019, and May 2019, Vanda filed separate patent infringement lawsuits in the Delaware District Court against Teva, Apotex, and MSN, respectively. The lawsuits seek adjudications that Teva, Apotex, and MSN have infringed one or more claims of the ’829 Patent by submitting to the FDA an ANDA for a generic version of HETLIOZ® prior to the expiration of the ’829 Patent. The relief requested by the Company includes permanent injunctions preventing Teva, Apotex, and MSN from infringing the asserted claims of the ’829 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of HETLIOZ® before the expiration of the ’829 Patent, and includes orders that any effective date of FDA approval of Teva, Apotex, and MSN’s generic versions of HETLIOZ® be a date not earlier than the expiration of the ’829 Patent.
In April 2019, Teva answered the Company’s complaint, in which Teva included a counterclaim for a declaration that the ’829 Patent is invalid. In May 2019, Vanda answered Teva’s counterclaim. In May 2019, Apotex answered the Company’s complaint for the ’829 Patent. Also in May 2019, MSN answered the Company’s complaint, in which MSN included counterclaims for a declaration of non-infringement for the ’829 Patent and a declaration that the ’829 Patent is invalid. In June 2019, Vanda answered MSN’s counterclaims.
Other Matters. In April 2018, the Company submitted a protocol amendment to the FDA, proposing a 52-week open-label extension (OLE) period for patients who had completed the tradipitant Phase II clinical study (2301) in gastroparesis. In May 2018, based on feedback from the FDA, the Company amended the protocol limiting the duration of treatment in the 2301 study to a total of three months, while continuing to seek further dialogue with the FDA on extending the study duration to 52-weeks. As a part of this negotiation process, in September 2018, the Company submitted a new follow-on 52-week OLE protocol to the FDA (2302) for patients who had completed the 2301 study. While waiting for further feedback, no patients were ever enrolled in any study beyond 12 weeks. On December 19, 2018, the FDA imposed a partial clinical hold (PCH) on the two proposed studies, stating that the Company is required first to conduct additional chronic toxicity studies in canines, monkeys or minipigs before allowing patients access in any clinical protocol beyond 12 weeks. The original PCH was not based on any safety or efficacy data related to tradipitant. Rather, the FDA informed the Company that these additional toxicity studies are required by a guidance document. On February 5, 2019, the Company filed a lawsuit against the FDA in the United States District Court for the District of Columbia (DC District Court), challenging the FDA’s legal authority to issue the PCH, and seeking an order to set it aside. On February 14, 2019, the FDA filed a Motion for Voluntary Remand to the Agency and for a Stay of the Case. On March 14, 2019, the DC District Court granted the FDA’s request for voluntary remand and returned the matter to the FDA for further consideration. On April 26, 2019, the FDA provided its remand response, in which it indicated that, upon review of scientific literature and tradipitant data, it believes that a partial clinical hold continues to be appropriate until Vanda has adequate safety data from a 9-month non-rodent toxicity study. After reviewing the FDA’s remand response, the Company continues to believe that additional chronic toxicity studies are unjustified, and that the Company has provided the FDA with sufficient information regarding the safety of tradipitant to justify the continued study of tradipitant in patients beyond 12 weeks, in accordance with applicable law and FDA regulations. In May 2019, the Company filed an amended complaint, and on July 10, 2019, the Company filed a Motion for Summary Judgment. The Company intends to continue vigorously pursuing its interests in the matter.
In February 2019, a qui tam action filed against the Company was unsealed by order of the DC District Court. The qui tam action, which was filed under seal in March 2017, was brought by a former Company employee on behalf of the U.S., 28 states and the District of Columbia (collectively, the Plaintiff States) and the policyholders of certain insurance companies under the Federal False Claims Act and state law equivalents to the Federal False Claims Act and related state laws. The original complaint alleged that the Company violated these laws through the promotion and marketing of its products Fanapt® and HETLIOZ®. The original complaint sought, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs. By virtue of the DC District Court having unsealed the original complaint, the Company learned that in January 2019, the U.S., as well as the Plaintiff States, filed notice of their election not to intervene in the qui tam action at that time. The U.S.’ and the Plaintiff States’ election not to intervene does not prevent the plaintiff/relator from litigating this action and the U.S. and the Plaintiff States may later seek to intervene in the action, including after review of the amended complaint.
In May 2019, in the qui tam action filed against the Company in the DC District Court and titled United States ex rel. Richard Gardner v. Vanda Pharmaceuticals Inc., the plaintiff, Richard Gardner, filed a Motion for Leave to File Document Under Seal, with an amended complaint attached. According to a filing unsealed on June 7, 2019, the U.S. Department of Justice (the DOJ)

reviewed the amended complaint and reaffirmed its decision not to intervene in the qui tam action. In that filing, the DOJ also incorporated its prior filing indicating that neither the U.S. nor the Plaintiff States were intervening regarding the original complaint. The amended complaint is also brought on behalf of the Plaintiff States, and the policyholders of certain insurance companies under the Federal False Claims Act and related state laws. The amended complaint alleges that the Company violated these laws through the promotion and marketing of its products Fanapt® and HETLIOZ®. The amended complaint seeks, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs. The plaintiff may litigate this action and the DOJ and the Plaintiff States may later seek to intervene in the action. The Company has waived service of the amended complaint and intends to defend itself vigorously in the case. The Company’s initial response to the amended complaint is due on August 13, 2019.
In February 2019, a securities class action, Gordon v. Vanda Pharmaceuticals Inc., was filed in the U.S. District Court for the Eastern District of New York naming the Company and certain of its officers as defendants. An amended complaint was filed on July 23, 2019. The amended complaint, filed on behalf of a purported stockholder of the Company, asserts claims on behalf of a putative class of all persons who purchased the Company’s publicly traded securities between November 4, 2015 through February 11, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that the defendants made false and misleading statements and/or omissions regarding Fanapt®, HETLIOZ® and the Company’s interactions with the FDA regarding tradipitant between November 3, 2015 and February 11, 2019. The Company believes that it has meritorious defenses and intends to vigorously defend this lawsuit. The Company does not anticipate that this litigation will have a material adverse effect on its business, results of operations or financial condition. However, this lawsuit is subject to inherent uncertainties, the actual cost may be significant, and the Company may not prevail. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient.
On July 25, 2019, a shareholder derivative complaint, Samuel Williams vs. Mihael Polymeropoulos, et al., was filed in the U.S. District Court for the Eastern District of New York naming certain current and former Company directors and officers as defendants. The complaint, filed on behalf of a purported stockholder of the Company, derivatively on behalf of the Company, asserts claims for alleged breach of fiduciary duties by certain of the Company’s current and former directors and officers. The Company believes that it has meritorious defenses and intends to vigorously defend this lawsuit. The Company does not anticipate that this litigation will have a material adverse effect on its business, results of operations or financial condition. However, this lawsuit is subject to inherent uncertainties, the actual cost may be significant, and the Company may not prevail. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient.

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

•
Fanapt® (iloperidone), a product for the treatment of schizophrenia, the oral formulation of which was approved by the FDA in May 2009 and launched commercially in the U.S. by Novartis Pharma AG (Novartis) in January 2010. Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us on December 31, 2014. Additionally, our distribution partners launched Fanapt® in Israel in 2014. Fanapt® has potential utility in a number of other disorders. Initial clinical work studying a long acting injectable (LAI) formulation of Fanapt® began in 2018. An assessment of new Fanapt® clinical opportunities including the treatment of bipolar depression is ongoing

•
Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, which is presently in clinical development for the treatment of chronic pruritus in atopic dermatitis, gastroparesis and motion sickness.

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
Operational Highlights
Tradipitant

•
In July 2019, we announced positive results from a Phase II clinical study (Motion Sifnos) of tradipitant in motion sickness. Patients with a prior history of motion sickness were treated with tradipitant or placebo prior to a chartered trip on the Pacific Ocean. In this setting, significantly fewer patients on tradipitant vomited than those on placebo. We intend to initiate a Phase III program in motion sickness in 2019 with a plan to file for marketing authorization in 2020.

•
After meeting with the FDA in May 2019 to discuss the Phase III program, we initiated a Phase III clinical study of tradipitant in gastroparesis in the second quarter of 2019 and plan to begin randomizing patients in the third quarter of 2019.

•
Enrollment in the Phase III clinical study (EPIONE) of tradipitant in atopic dermatitis is ongoing. Results are expected in the first half of 2020. A second Phase III clinical study is expected to begin in the first quarter of 2020.

HETLIOZ®

•
The FDA’s review of the supplemental New Drug Application (sNDA) of HETLIOZ® for the treatment of jet lag disorder is ongoing with a Prescription Drug User Fee Act (PDUFA) target date of August 16, 2019. On July 19, 2019, we received a “Deficiencies Preclude Discussion” letter from the FDA. The letter does not specify any deficiencies in the file at this time. We will await the PDUFA action and work expeditiously to resolve any potential deficiencies.

•	We expect to file a sNDA for HETLIOZ® for the treatment of SMS in the third quarter of 2019.

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
Leases. In accordance with Accounting Standards Codification (ASC) 842, Leases, effective January 1, 2019, we determine if an arrangement contains a lease at inception. Right-of-use (ROU) assets represent the our right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain we will exercise that option. We do not combine lease and non-lease elements for office leases. For existing leases as of January 1, 2019, executory costs are excluded from lease expense, which is consistent with our accounting under ASC 840, Leases. For all leases entered into after January 1, 2019, executory costs are allocated between lease and non-lease elements based upon their relative stand-alone prices.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we use our incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. Our incremental borrowing rate is derived from information available at the lease commencement date in determining the present value of lease payments. Since we do not have outstanding debt that could provide an indication of the appropriate discount rate we used publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. In making this estimation we considered market comparable data on companies with similar credit rating, secured contracts and contract length terms. We use the lease term to determine the incremental borrowing rate.

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
Product Returns: Consistent with industry practice, we generally offer direct customers a limited right to return as defined within our returns policy. We consider several factors in the estimation process, including historical return activity, expiration dates of product shipped to specialty pharmacies, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of June 30, 2019 or December 31, 2018.
The following table summarizes sales discounts and allowance activity for the six months ended June 30, 2019:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2018	$22,134	$9,700	$31,834
Provision related to current period sales	30,932	12,573	43,505
Adjustments for prior period sales	587	5	592
Credits/payments made	(29,148)	(12,999)	(42,147)
Balances at June 30, 2019	$24,505	$9,279	$33,784
The provision of $30.9 million for rebates and chargebacks for the six months ended June 30, 2019 primarily represents Medicaid rebates applicable to sales of Fanapt® and HETLIOZ®. The provision of $12.6 million for discounts, returns and other for the six months ended June 30, 2019 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt® as well as estimated product returns of Fanapt®.
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
Intangible Assets. Our intangible assets consist of capitalized license costs for products approved by the FDA. We amortize our intangible assets on a straight-line basis over the estimated useful economic life of the related product patents. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, a significant adverse change in legal or regulatory factors that could affect the value or patent life including our ability to defend and enforce patent claims and other intellectual property rights and significant negative industry or economic trends. When we determine that the carrying value of our intangible assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we measure any impairment based on the amount that carrying value exceeds fair value. No impairments have been recognized on our intangible assets.
Income taxes. We assess the need for a valuation allowance against our deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Except for year-to-date 2019 and 2018 income, we have historically generated pretax losses in the U.S., both cumulatively and individually. The losses serve as strong evidence that it is more likely than not that deferred tax assets in the U.S. will not be realized in the future, and as a result of the losses and all other available positive and negative evidence we concluded that a full tax valuation allowance was required against all net deferred tax assets in the U.S. as of June 30, 2019 and December 31, 2018. If we begin to regularly generate pretax income, it is reasonably possible that the conclusion about the need for the valuation allowance could change in the near term. A reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction. The potential timing and amount of any future valuation allowance release has yet to be determined and requires an analysis that is highly dependent upon historical and future projected earnings, among other factors. Any such adjustment could have a material impact on our finance position and results of operations.
Recent Accounting Pronouncements
See Summary of Significant Accounting Policies footnote to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for information on recent accounting pronouncements.
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $325.3 million as of June 30, 2019. Our total stockholders’ equity was $296.7 million as of June 30, 2019.
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Revenues. Total revenues increased by $11.7 million, or 25%, to $59.1 million for the three months ended June 30, 2019 compared to $47.4 million for the three months ended June 30, 2018. Revenues were as follows:

	Three Months Ended
(in thousands)	June 30, 2019	June 30, 2018	Net Change	Percent
HETLIOZ® product sales, net	$37,835	$28,045	$9,790	35%
Fanapt® product sales, net	21,225	19,305	1,920	10%
Total net product sales	$59,060	$47,350	$11,710	25%
HETLIOZ® product sales, net increased by $9.8 million, or 35%, to $37.8 million for the three months ended June 30, 2019 compared to $28.0 million for the three months ended June 30, 2018. The increase to net product sales was attributable to an increase in volume and an increase in price net of deductions.

Fanapt® product sales, net increased by $1.9 million, or 10%, to $21.2 million for the three months ended June 30, 2019 compared to $19.3 million for the three months ended June 30, 2018. The increase to net product sales was attributable to an increase in price net of deductions.
Cost of goods sold. Cost of goods sold increased by $1.2 million, or 22%, to $6.4 million for the three months ended June 30, 2019 compared to $5.2 million for the three months ended June 30, 2018. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs were 10% and 5% of net product sales of HETLIOZ® in the U.S. and Germany, respectively, and 9% of net product sales of Fanapt®.
In addition to third party royalty costs, HETLIOZ® and Fanapt® cost of goods sold as a percentage of revenue depends upon our cost to manufacture inventory at normalized production levels with our third party manufacturers. We expect that, in the future, total HETLIOZ® manufacturing costs included in cost of goods sold will continue to be less than 2% of our net product sales of HETLIOZ®. We expect that, in the future, total Fanapt® manufacturing costs included in cost of goods sold will continue to be less than 3% of our net product sales of Fanapt®.
Research and development expenses. Research and development expenses increased by $1.1 million, or 11%, to $11.0 million for the three months ended June 30, 2019 compared to $9.9 million for the three months ended June 30, 2018. The increase was due to an increase in clinical trial expenses associated with our tradipitant development programs and preclinical expenses associated with the CFTR programs as well as an increase in stock-based compensation expense. The following table summarizes the costs of our product development initiatives for the three months ended June 30, 2019 and 2018:

	Three Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Direct project costs (1)
HETLIOZ®	$2,067	$1,987
Fanapt®	1,044	894
Tradipitant	4,706	4,372
VTR-297	319	628
CFTR	1,099	790
Other	97	184
	9,332	8,855
Indirect project costs (1)
Stock-based compensation	756	316
Other indirect overhead	862	695
	1,618	1,011
Total research and development expense	$10,950	$9,866

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.5 million, or 13%, to $31.5 million for the three months ended June 30, 2019 compared to $28.0 million for the three months ended June 30, 2018. The increase was primarily the result of increased spend on corporate and legal related activities.
Intangible asset amortization. Intangible asset amortization was $0.4 million for each of the three months ended June 30, 2019 and 2018.
Other income. Other income was $1.6 million for the three months ended June 30, 2019 compared to $0.8 million for the three months ended June 30, 2018. The increase was primarily the result of a higher yield on investments.

Provision for income taxes. As a result of the tax valuation allowance against deferred tax assets in the U.S., there was no expense (benefit) for income taxes associated with pretax income for the three months ended June 30, 2019 and 2018. Taxes have been recorded related to certain U.S. state jurisdictions and non-U.S. income for the three months ended June 30, 2019 and 2018.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Revenues. Total revenues increased by $15.8 million, or 17%, to $106.8 million for the six months ended June 30, 2019 compared to $90.9 million for the six months ended June 30, 2018. Revenues were as follows:

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	Net Change	Percent
HETLIOZ® product sales, net	$66,792	$53,468	$13,324	25%
Fanapt® product sales, net	39,981	37,474	2,507	7%
Total net product sales	$106,773	$90,942	$15,831	17%
HETLIOZ® product sales, net increased by $13.3 million, or 25%, to $66.8 million for the six months ended June 30, 2019 compared to $53.5 million for the six months ended June 30, 2018. The increase to net product sales was attributable to an increase in volume and an increase in price net of deductions.
Fanapt® product sales, net increased by $2.5 million, or 7%, to $40.0 million for the six months ended June 30, 2019 compared to $37.5 million for the six months ended June 30, 2018. The increase to net product sales was attributable to an increase in price net of deductions.
Cost of goods sold. Cost of goods sold increased by $1.7 million, or 17%, to $11.5 million for the six months ended June 30, 2019 compared to $9.8 million for the six months ended June 30, 2018. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs were 10% and 5% of net product sales of HETLIOZ® in the U.S. and Germany, respectively, and 9% of net product sales of Fanapt®.
In addition to third party royalty costs, HETLIOZ® and Fanapt® cost of goods sold as a percentage of revenue depends upon our cost to manufacture inventory at normalized production levels with our third party manufacturers. We expect that, in the future, total HETLIOZ® manufacturing costs included in cost of goods sold will continue to be less than 2% of our net product sales of HETLIOZ®. We expect that, in the future, total Fanapt® manufacturing costs included in cost of goods sold will continue to be less than 3% of our net product sales of Fanapt®.
Research and development expenses. Research and development expenses increased by $4.9 million, or 26%, to $24.2 million for the six months ended June 30, 2019 compared to $19.3 million for the six months ended June 30, 2018. The increase was primarily due to an increase in clinical trial expenses associated with our tradipitant development programs and preclinical expenses associated with the CFTR programs as well as an increase in stock-based compensation expense, partially offset by a decrease in expenses associated with the HETLIOZ® development programs. The following table summarizes the costs of our product development initiatives for the six months ended June 30, 2019 and 2018:

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Direct project costs (1)
HETLIOZ®	$4,164	$6,045
Fanapt®	2,125	1,556
Tradipitant	11,358	6,649
VTR-297	709	1,292
CFTR	2,466	1,299
Other	202	353
	21,024	17,194
Indirect project costs (1)
Stock-based compensation	1,484	637
Other indirect overhead	1,720	1,451
	3,204	2,088
Total research and development expense	$24,228	$19,282

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $7.7 million, or 14%, to $62.5 million for the six months ended June 30, 2019 compared to $54.8 million for the six months ended June 30, 2018. The increase was primarily the result of increased spend on corporate and legal related activities and investment in U.S. commercial capabilities.
Intangible asset amortization. Intangible asset amortization was $0.8 million for each of the six months ended June 30, 2019 and June 30, 2018.
Other income. Other income was $3.1 million for the six months ended June 30, 2019 compared to $1.4 million for the six months ended June 30, 2018. The increase was primarily the result of an increase in investment income due to a higher yield on investments and an increase in our balance of marketable securities from the proceeds of the public offering of our common stock completed in March 2018.
Provision for income taxes. As a result of the tax valuation allowance against deferred tax assets in the U.S., there was no expense (benefit) for income taxes associated with pretax income for the six months ended June 30, 2019 and 2018. Taxes have been recorded related to certain U.S. state jurisdictions and non-U.S. income for the six months ended June 30, 2019 and 2018.
Liquidity and Capital Resources
As of June 30, 2019, our total cash and cash equivalents and marketable securities (Cash) were $292.7 million compared to $257.4 million at December 31, 2018. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, government agencies and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises, commercial paper and asset-backed securities.

Our liquidity resources as of June 30, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$46,543	$61,005
Marketable securities:
U.S. Treasury and government agencies	105,887	69,270
Corporate debt	123,580	105,910
Asset-backed securities	16,668	21,175
Total marketable securities	246,135	196,355
Total cash, cash equivalents and marketable securities	$292,678	$257,360
As of June 30, 2019, we maintained all of our Cash in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
We expect to incur substantial costs and expenses throughout 2019 and beyond in connection with our continued clinical development of tradipitant and our other products, U.S. commercial activities for HETLIOZ® and Fanapt®, the European commercial launch activities for HETLIOZ® and payments due upon achievement of milestones under our license agreements. Additionally, we continue to pursue market approval of HETLIOZ® and Fanapt® in other regions. The actual costs to advance tradipitant and our research and development projects and commercial activities for HETLIOZ® and Fanapt® are difficult to estimate and may vary significantly. We believe that the upcoming activities associated with our tradipitant and other development programs will result in an increase in research and development expenses in the near term. Management believes that our existing funds will be sufficient to meet our operating plans for at least the next twelve months. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	Net Change
Net cash provided by (used in):
Operating activities:
Net income	$10,914	$7,677	$3,237
Non-cash charges	6,706	6,769	(63)
Net change in operating assets and liabilities	12,538	(8,417)	20,955
Operating activities	30,158	6,029	24,129
Investing activities:
Acquisition of intangible asset	—	(25,000)	25,000
Purchases of property and equipment	(657)	(210)	(447)
Net purchases of marketable securities	(47,548)	(59,741)	12,193
Investing activities	(48,205)	(84,951)	36,746
Financing activities:
Net proceeds from offering of common stock	—	100,870	(100,870)
Proceeds from the exercise of stock options	3,590	5,352	(1,762)
Financing activities	3,590	106,222	(102,632)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	—	(5)
Net change in cash, cash equivalents and restricted cash	$(14,462)	$27,300	$(41,762)
The increase of $24.1 million in net cash provided by operating activities reflects an increase of $21.0 million from the net change in operating assets and liabilities and an increase of $3.2 million in net income. The increase of $21.0 million from the net change in operating assets and liabilities primarily relates to a decrease in accounts receivable attributable to the timing of shipments and payments and an increase in accounts payable and other liabilities attributable to the timing of activities and payments.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
Contractual Obligations and Commitments
The following is a summary of our noncancellable long-term contractual cash obligations as of June 30, 2019:

	Cash Payments Due by Year (1)(2)
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases(3)	$21,359	$1,267	$2,317	$2,331	$2,355	$2,420	$10,669
Purchase commitments(4)	15,732	5,532	8,753	966	481	—	—
Total noncancellable long-term contractual cash obligations	$37,091	$6,799	$11,070	$3,297	$2,836	$2,420	$10,669

(1)
This table does not include potential future milestone obligations under our license agreement with Lilly for the exclusive rights to develop and commercialize tradipitant. As of June 30, 2019, remaining milestone obligations include a $2.0 million pre-NDA approval milestone due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the E.U, $10.0 million and $5.0 million for the first approval of a marketing authorization for tradipitant in the U.S.

and European Union, respectively, and up to $80.0 million for sales milestones. See Commitments and Contingencies footnote to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for information on our license agreements.

(2)
This table does not include potential future milestone obligations under our license agreement with the University of California San Francisco for the exclusive rights to develop and commercialize a portfolio of CFTR activators and inhibitors. As of June 30, 2019, remaining milestone obligations include annual maintenance fees, $12.2 million for pre-NDA approval milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $12.2 million in pre-NDA approval milestones is a $350,000 milestone due upon the conclusion of a Phase I study for each licensed product but not to exceed $1.1 million in total for the CFTR portfolio. See Commitments and Contingencies footnote to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for information on our license agreements.

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
Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 96% of total revenues for the six months ended June 30, 2019. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 93% of total accounts receivable at June 30, 2019. We mitigate our credit risk relating to accounts receivable from customers by performing ongoing credit evaluations.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2019, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2019, we received additional Paragraph IV certification notice letters separately from Teva and Apotex concerning our Orange Book listed U.S. Patent No. 10,149,829, which expires in 2033 (the ’829 Patent). In their notice letters, Teva and Apotex allege that the ’829 Patent, which covers methods of using HETLIOZ®, is invalid, unenforceable and will not be infringed by Teva’s and Apotex’s respective manufacture, use or sale of the product described in their respective ANDAs. In May 2019, we received an additional Paragraph IV certification notice letter from MSN concerning the ’977 and ’829 Patents. In the May 2019 notice letter, MSN alleges that the ’977 and ’829 Patents are invalid, unenforceable and will not be infringed by MSN’s manufacture, use or sale of the product described in its ANDA.
In March 2019,April 2019 and May 2019, we filed separate patent infringement lawsuits in the Delaware District Court against Teva, Apotex and MSN, respectively. The lawsuits seek adjudications that Teva, Apotex and MSN have infringed one or more claims of the ’829 Patent by submitting to the FDA an ANDA for a generic version of HETLIOZ® prior to the expiration of the ’829 Patent. The relief requested by us includes permanent injunctions preventing Teva, Apotex and MSN from infringing the asserted claims of the ’829 Patent by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of HETLIOZ® before the expiration of the ’829 Patent, and includes orders that any effective date of FDA approval of Teva, Apotex and MSN's generic versions of HETLIOZ® be a date not earlier than the expiration of the ’829 Patent.

In April 2019, Teva answered our complaint, in which Teva included a counterclaim for a declaration that the ’829 Patent is invalid. In May 2019, we answered Teva’s counterclaim. In May 2019, Apotex answered our complaint for the ’829 Patent. Also in May 2019, MSN answered our complaint, in which MSN included counterclaims for a declaration of non-infringement for the ’829 Patent and a declaration that the ’829 Patent is invalid. In June 2019, we answered MSN’s counterclaims.
Other Matters. In April 2018, we submitted a protocol amendment to the FDA, proposing a 52-week open-label extension (OLE) period for patients who had completed the tradipitant Phase II clinical study (2301) in gastroparesis. In May 2018, based on feedback from the FDA, we amended the protocol limiting the duration of treatment in the 2301 study to a total of three months, while continuing to seek further dialogue with the FDA on extending the study duration to 52-weeks. As a part of this negotiation process, in September 2018, we submitted a new follow-on 52-week OLE protocol to the FDA (2302) for patients who had completed the 2301 study. While waiting for further feedback, no patients were ever enrolled in any study beyond 12 weeks. On December 19, 2018, the FDA imposed a partial clinical hold (PCH) on the two proposed studies, stating that we are required first to conduct additional chronic toxicity studies in canines, monkeys or minipigs before allowing patients access in any clinical protocol beyond 12 weeks. The original PCH was not based on any safety or efficacy data related to tradipitant. Rather, the FDA informed us that these additional toxicity studies are required by a guidance document. On February 5, 2019, we filed a lawsuit against the FDA in the United States District Court for the District of Columbia (DC District Court), challenging the FDA’s legal authority to issue the PCH, and seeking an order to set it aside. On February 14, 2019, the FDA filed a Motion for Voluntary Remand to the Agency and for a Stay of the Case. On March 14, 2019, the DC District Court granted the FDA’s request for voluntary remand and returned the matter to the FDA for further consideration. On April 26, 2019, the FDA provided its remand response, in which it indicated that, upon review of scientific literature and tradipitant data, it believes that a partial clinical hold continues to be appropriate until we have adequate safety data from a 9-month non-rodent toxicity study. After reviewing the FDA’s remand response, we continue to believe that additional chronic toxicity studies are unjustified, and that we have provided the FDA with sufficient information regarding the safety of tradipitant to justify the continued study of tradipitant in patients beyond 12 weeks, in accordance with applicable law and FDA regulations. In May 2019, we filed an amended complaint, and on July 10, 2019, we filed a Motion for Summary Judgment. We intend to continue vigorously pursuing our interests in the matter.
In February 2019, a qui tam action filed against us was unsealed by order of the DC District Court. The qui tam action which was filed under seal in March 2017, was brought by a former employee of ours on behalf of the U.S., 28 states and the District of Columbia (collectively, the Plaintiff States) and the policyholders of certain insurance companies under the Federal False Claims Act and state law equivalents to the Federal False Claims Act and related state laws. The original complaint alleges that we violated these laws through the promotion and marketing of our products Fanapt® and HETLIOZ®. The original complaint seeks, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs.
By virtue of the DC District Court having unsealed the original complaint, we learned that in January 2019, the U.S., as well as the Plaintiff States, filed notice of their election not to intervene in the qui tam action at that time. The U.S.’ and the Plaintiff States’ election not to intervene does not prevent the plaintiff/relator from litigating this action and the U.S. and the Plaintiff States may later seek to intervene in the action, including after review of the amended complaint.
In May 2019, in the qui tam action filed against us in the DC District Court and titled United States ex rel. Richard Gardner v. Vanda Pharmaceuticals Inc., the plaintiff, Richard Gardner, filed a Motion for Leave to File Document Under Seal, with an amended complaint attached. According to a filing unsealed on June 7, 2019, the U.S. Department of Justice (the DOJ) reviewed the amended complaint and reaffirmed its decision not to intervene in the qui tam action. In that filing, the DOJ also incorporated its prior filing indicating that neither the U.S. nor the Plaintiff States were intervening regarding the original complaint. The amended complaint is also brought on behalf of the Plaintiff States, and the policyholders of certain insurance companies under the Federal False Claims Act and related state laws. The amended complaint alleges that we violated these laws through the promotion and marketing of our products Fanapt® and HETLIOZ®. The amended complaint seeks, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs. The plaintiff may litigate this action and the DOJ and the Plaintiff States may later seek to intervene in the action. We have waived service of the amended complaint and intend to defend itself vigorously ourselves the case. Our initial response to the amended complaint is due on August 13, 2019.
In February 2019, a securities class action, Gordon v. Vanda Pharmaceuticals Inc., was filed in the U.S. District Court for the Eastern District of New York naming Vanda and certain of our officers as defendants. An amended complaint was filed on July 23, 2019. The amended complaint, filed on behalf of a purported stockholder, asserts claims on behalf of a putative class of all persons who purchased our publicly traded securities between November 4, 2015 through February 11, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that the defendants made false and misleading statements and/or omissions regarding Fanapt®, HETLIOZ® and our interactions with the FDA regarding tradipitant between November 3, 2015 and

February 11, 2019. We believe that we have meritorious defenses and intend to vigorously defend this lawsuit. We do not anticipate that this litigation will have a material adverse effect on our business, results of operations or financial condition. However, this lawsuit is subject to inherent uncertainties, the actual cost may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient.
On July 25, 2019, a shareholder derivative complaint, Samuel Williams vs. Mihael Polymeropoulos, et al., was filed in the U.S. District Court for the Eastern District of New York naming certain of our current and former directors and officers as defendants. The complaint, filed on behalf of a purported stockholder, derivatively on our behalf, asserts claims for alleged breach of fiduciary duties by certain of our current and former directors and officers. We believe that we have meritorious defenses and intend to vigorously defend this lawsuit. We do not anticipate that this litigation will have a material adverse effect on our business, results of operations or financial condition. However, this lawsuit is subject to inherent uncertainties, the actual cost may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient.

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
We announced the results in July 2019 from a randomized Phase II clinical study of tradipitant as a monotherapy in the treatment of motion sickness, which demonstrated that tradipitant was effective in treating motion sickness. The study had two primary endpoints: percentage of participants vomiting, and Motion Sickness Severity Scale (MSSS) Worst score. In the overall population, a significantly higher percentage of participants experienced vomiting in the placebo arm as compared to the tradipitant arm. The MSSS Worst score endpoint also favored tradipitant, but the difference did not reach statistical significance.
If the results of our ongoing Phase III clinical study of tradipitant for the treatment of chronic pruritus in atopic dermatitis and/or our ongoing Phase III clinical study of tradipitant for the treatment of gastroparesis and/or our planned Phase III clinical study of tradipitant for the treatment of motion sickness are positive, we will likely submit an NDA with the FDA for these indications. Any adverse developments or results or perceived adverse developments or results with respect to our pre-NDA meeting with the FDA, our regulatory submission or the tradipitant clinical programs in either or both indications will significantly harm our business and could cause the market price of our stock to decline. Examples of such adverse developments include, but are not limited to:

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
On February 5, 2019, we filed a lawsuit against the FDA in the United States District Court for the District of Columbia, challenging the FDA’s legal authority to issue the PCH, and seeking an order to set it aside. On February 14, 2019, the FDA filed a Motion for Voluntary Remand to the Agency and for a Stay of the Case. On March 14, 2019, the DC District Court granted the FDA’s request for voluntary remand and returned the matter to the FDA for further consideration. On April 26, 2019, the FDA provided its remand response, in which it indicated that, upon review of scientific literature and tradipitant data, it believes that a partial clinical hold continues to be appropriate until we have adequate safety data from a 9-month non-rodent toxicity study. After reviewing the FDA’s remand response, we continue to believe that additional chronic toxicity studies are unjustified, and that we have provided the FDA with sufficient information regarding the safety of tradipitant to justify the continued study of tradipitant in patients beyond 12 weeks, in accordance with applicable law and FDA regulations. In April 2019, we and the FDA filed a Joint Motion for Extension of Time to Propose a Scheduling Order for this matter. In May 2019, we filed an Amended Complaint, and on July 10, 2019, the Company filed a Motion for Summary Judgment. We intend to continue vigorously pursuing our interests in the matter.
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

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

August 1, 2019	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2019	/s/ James P. Kelly
James P. Kelly
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)