Form 10-K
period 2019-12-31
Vanda Pharmaceuticals Inc.
filed 2020-02-26
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34186

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 Pennsylvania Avenue NW, Suite 300 E
Washington DC 20037
(202) 734-3400
(Address and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VNDA	The Nasdaq Global Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 30, 2019, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $731.2 million based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Global Market, on such date. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 18, 2020 was 53,648,617.
The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2020 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.
Form 10-K

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (Annual Report) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. The forward-looking statements in this Annual Report may include, among other things, statements about:

•
the ability of Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) to continue to commercialize HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the United States (U.S.) and Europe;

•	our ability to increase market awareness of Non-24 and the market acceptance of HETLIOZ®;

•	our ability to continue to generate U.S. sales of Fanapt® (iloperidone) for the treatment of schizophrenia;

•	our dependence on third-party manufacturers to manufacture HETLIOZ® and Fanapt® in sufficient quantities and quality;

•	our level of success in commercializing HETLIOZ® and Fanapt® in new markets;

•
our ability to reach agreement with the U.S. Food and Drug Administration (FDA) regarding our regulatory approval strategy, preclinical animal testing requirements or proposed path to approval for tradipitant;

•	our ability to prepare, file, prosecute, defend and enforce any patent claims and other intellectual property rights;

•	our ability to maintain rights to develop and commercialize our products under our license agreements;

•	our ability to obtain approval from the FDA for HETLIOZ® for the treatment of jet lag disorder;

•	the ability to obtain and maintain regulatory approval of our products, and the labeling for any approved products;

•	our expectations regarding the timing and success of preclinical studies and clinical trials;

•	the ability of our products to be demonstrably safe and effective;

•	limitations on our ability to utilize some or all of our prior net operating losses and orphan drug and research and development credits;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding trends with respect to our revenues, costs, expenses, liabilities and cash, cash equivalents and marketable securities;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	our ability to identify or obtain rights to new products;

•	our ability to attract and retain key scientific or management personnel;

•	the cost and effects of litigation;

•	our ability to obtain the capital necessary to fund our research and development or commercial activities;

•	regulatory developments in the U.S., Europe and other jurisdictions;

•	potential losses incurred from product liability claims made against us; and

•	the use of our existing cash, cash equivalents and marketable securities.

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We encourage you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements contained in this Annual Report. We also encourage you to read Item 1A of Part I of this Annual Report, entitled Risk Factors, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described in this Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

ITEM 1.	BUSINESS
Overview
Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) is a leading global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients.
We strive to advance novel approaches to bring important, new medicines to market through responsible innovation. We are committed to the use of technologies that support sound science, including genetics and genomics, in drug discovery, clinical trials and the commercial positioning of our products.
Our commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24 and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first treatment for Non-24 approved by the FDA. In addition, we have a number of drugs in development, including:

•	HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, Smith-Magenis Syndrome (SMS), pediatric Non-24 and delayed sleep phase disorder (DSPD);

•	Fanapt® (iloperidone) for the treatment of bipolar disorder and a long acting injectable (LAI) formulation program for the treatment of schizophrenia;

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, for the treatment of atopic dermatitis, gastroparesis and motion sickness;

•	VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of hematologic malignancies and with potential use as a treatment for several oncology indications;

•	VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, with potential use for the treatment of psychiatric disorders; and

•
Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors for the treatment of dry eye and ocular inflammation and for the treatment of secretory diarrhea disorders, including cholera.

We were incorporated in 2003 and are headquartered in Washington, D.C.
Our Strategy
Our goal is to further solidify our position as a leading global biopharmaceutical company focused on developing and commercializing innovative therapies addressing high unmet medical needs through the application of our drug development expertise and our pharmacogenetics and pharmacogenomics expertise. The key elements of our strategy to accomplish this goal are to:

•	Maximize the commercial success of HETLIOZ® and Fanapt®;

•	Enter into strategic partnerships to supplement our capabilities and to extend our commercial reach;

•	Pursue the clinical development and regulatory approval of our products, including tradipitant;

•	Apply our pharmacogenetics and pharmacogenomics expertise to differentiate our products;

•	Expand our product portfolio through the identification and acquisition of additional products; and

•	Utilize novel and innovative approaches in pursuit of each of these strategies.

Commercialized Products
Our commercial product portfolio consists of:

Product	Indication	2019 Net Sales (in millions)	Geography
	Non-24	$143.0	United States Europe

	Schizophrenia	$84.2	United States Israel

HETLIOZ®
In January 2014, HETLIOZ® was approved in the U.S. for the treatment of Non-24 Sleep-Wake Disorder otherwise known as Non-24. Non-24 is a serious, rare and chronic circadian rhythm sleep-wake disorder characterized by the inability to entrain (synchronize) the master body clock with the 24-hour day-night cycle. HETLIOZ® is the first FDA approved treatment for Non-24. HETLIOZ® is a melatonin agonist of the human MT1 and MT2 receptors, with greater specificity for MT2. These receptors are thought to be involved in the control of circadian rhythms. HETLIOZ® is believed to reset the master body clock in the suprachiasmatic nucleus, located in the hypothalamus, resulting in the entrainment and alignment of the body’s melatonin and cortisol rhythms to the 24-hour day-night cycle.
Most people have a master body clock that naturally runs longer than 24 hours and light is the primary environmental cue that resets it to 24 hours each day. Individuals with Non-24 have a master body clock that is not reset, and continually delays, resulting in prolonged periods of misalignment between their circadian rhythms and the 24-hour day-night cycle, including the timing of melatonin and cortisol secretion. As a result of this misalignment, Non-24 is associated with significant disruption of the sleep-wake cycle and impairments in social and occupational functioning, and marked subjective distress. Individuals with Non-24 cycle in and out of phase and suffer from disrupted nighttime sleep patterns and/or excessive daytime sleepiness.
HETLIOZ® was launched commercially in the U.S. in April 2014. In addition, in July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults and included post-marketing commitments related to a pediatric investigation plan. This authorization is valid in the 27 countries that are members of the European Union (E.U.), as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® was launched commercially in Germany in August 2016. We have applied for renewal of this marketing authorization, which expires in the ordinary course in July 2020.
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
Non-24 affects a majority of totally blind individuals, or approximately 80,000 people in the U.S. Blind individuals who develop Non-24 lack the light sensitivity necessary to synchronize the master body clock in the brain with the 24-hour day-night cycle. More rarely, Non-24 also can affect sighted individuals. As with the totally blind, Non-24 in sighted individuals appears to be a comorbidity with certain other conditions. For example, a comorbidity has been established between psychiatric mood disorders and Non-24. Hospitalized individuals with neurological and psychiatric disorders can become insensitive to social cues, which may predispose them to the development of Non-24. This recognition of comorbidity led Vanda to an initiative to engage with the psychiatric community. Patients diagnosed with traumatic brain injury, including concussions, frequently suffer from sleep disorders, some of which may be circadian rhythm sleep-wake disorders, including Non-24.

While there are no FDA or EC approved treatments for Non-24 other than HETLIOZ®, there are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics. See Competition below for a discussion of commonly prescribed drugs for patients with sleep disorders.
Fanapt®
Fanapt® is a product for the treatment of schizophrenia. In May 2009, the FDA granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. In October 2009, we entered into an amended and restated sublicense agreement with Novartis. We had originally entered into a sublicense agreement with Novartis in June 2004 pursuant to which we obtained certain worldwide exclusive licenses from Novartis relating to Fanapt®. Pursuant to the amended and restated sublicense agreement, Novartis had exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. In January 2010, Novartis launched Fanapt® in the U.S. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us as part of a settlement agreement. Additionally, our distribution partners launched Fanapt® in Israel in 2014. In May 2016, the FDA approved a supplemental New Drug Application (sNDA) for Fanapt® for the maintenance treatment of schizophrenia in adults.
In July 2017, the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion recommending against approval of Fanaptum® (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the E.U. The CHMP was of the opinion that the benefits of Fanaptum® did not outweigh its risks and recommended against marketing authorization. The negative opinion was upheld upon appeal in November 2017. (See Part I, Item 3, Legal Proceedings of this Annual Report for information relating to subsequent proceedings in this matter.)
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

Research and Development
We have the following products in clinical development or under regulatory review:

Product
Indication
Preclinical
Phase I
Phase II
Phase III
Regulatory
Hetlioz®
(tasimelteon) capsules
20 mg
Jet Lag Disorder
Smith-Magenis Syndrome (SMS)
Non-24 Pediatric
Delayed Sleep Phase Disorder (DSPD)
Fanapt®
(iloperidone) tablets
Bipolar Disorder (Oral tablets)
Long Acting Injectable (LAI)
(LAI) PK Study ongoing in preparation for a Phase III program
Tradipitant
Atopic Dermatitis
Gastroparesis
Motion Sickness
VTR-297
Hematologic Malignancies

HETLIOZ® for Jet Lag Disorder
In March and May 2018, respectively, we announced the results of our JET8 and JET studies for the treatment of jet lag disorder. In the JET8 clinical study, HETLIOZ® demonstrated significant and clinically meaningful benefits in nighttime and daytime symptoms of jet lag disorder, including improvement in sleep time and benefits in measurements of next day alertness.
The JET study showed effectiveness in treating travelers who traveled either five or eight time zones from Washington, DC to London and San Francisco or Los Angeles to London, respectively. The results support the previously reported pivotal JET5 and JET8 Phase III studies, which demonstrated significant effects in circadian advances of five and eight hours, respectively.
Additionally, in September 2018, we announced results from a driving study, which demonstrated that tasimelteon did not impair measures of driving performance.
The FDA accepted the filing of our sNDA for HETLIOZ® for the treatment of jet lag disorder in December 2018. The FDA determined the action target date under the Prescription Drug User Fee Act Amendments of 2017 (PDUFA-VI) to be August 16, 2019. Vanda received a complete response letter (CRL) on August 16, 2019 from the FDA related to the sNDA for HETLIOZ® for the treatment of jet lag disorder, in which the FDA asserted that the measures demonstrating improved sleep were of unclear clinical significance. We met with the FDA to discuss the CRL in a Post Action meeting and are continuing to pursue approval of the sNDA.
Jet lag disorder is a common circadian disorder frequently observed in millions of travelers who cross multiple time zones. Jet lag disorder is characterized by nighttime sleep disruption, a decrease in daytime alertness and impairment to social and occupational functioning. Jet lag disorder symptoms are more severe during eastward travel. U.S. Department of Commerce, International Trade Administration reports state that more than 20 million U.S. residents make trips abroad each year to overseas destinations in Europe, the Middle East and Asia.

HETLIOZ® for SMS
We reported results from an SMS placebo controlled study in December 2018, which showed that HETLIOZ® improved sleep quality and increased sleep duration in patients with SMS. SMS is a rare genetic disorder caused by a deletion on chromosome 17. The U.S. National Institute of Health estimates that SMS affects approximately one in 15,000 to 25,000 births in the U.S. We met with the FDA in the fourth quarter of 2019 to discuss the HETLIOZ® SMS clinical study results. We submitted an sNDA, including data for a liquid formulation, and expect regulatory action by the FDA in 2020.
HETLIOZ® for Pediatric Non-24
We plan to develop HETLIOZ® for the treatment of pediatric Non-24. A pharmacokinetic study of the HETLIOZ® pediatric liquid formulation was completed in the first quarter of 2018.
HETLIOZ® for DSPD
A clinical program of HETLIOZ® in DSPD is ongoing. DSPD is a circadian rhythm disorder in which a person's sleep is delayed beyond the socially acceptable or conventional bedtime. This delay in falling asleep causes difficulty in waking up at the desired time and affects social and occupational functioning.
Fanapt® for Bipolar Disorder (oral tablets)
A Phase III study of Fanapt® in bipolar disorder is ongoing. Bipolar disorders are brain disorders that cause changes in a person’s mood, energy and ability to function. Bipolar disorder is a category that includes three different conditions - bipolar I, bipolar II and cyclothymic disorder.
People with bipolar disorders have extreme and intense emotional states that occur at distinct times, called mood episodes. These mood episodes are categorized as manic, hypomanic or depressive. People with bipolar disorders generally have periods of normal mood as well.
Fanapt® LAI
In October 2018, we enrolled our first patient in a pharmacokinetic study of the LAI formulation of Fanapt®.  This pharmacokinetic study is ongoing and will serve to inform the dosing for a later clinical study of Fanapt® LAI for the treatment of schizophrenia.
Tradipitant for Atopic Dermatitis
We announced results in September 2017 from a randomized Phase II clinical study of tradipitant as a monotherapy in the treatment of patients with atopic dermatitis. Tradipitant was shown to improve the intensity of the worst itch patients experienced, as well as atopic dermatitis disease severity. On the pre-specified primary endpoint of Average Itch Visual Analog Scale (VAS), tradipitant showed improvement over placebo, but this improvement was not significant due to high placebo effect and the lack of sensitivity of this measure.
In June 2018, we initiated EPIONE, a Phase III study of tradipitant for pruritus in atopic dermatitis. In October 2019, we began enrolling patients in EPIONE 2, a second Phase III clinical study of tradipitant in atopic dermatitis. We announced results of EPIONE in February 2020. The EPIONE study did not meet its primary endpoint in reduction of pruritus across the overall study population. However, the antipruritic effect of tradipitant was robust in the mild atopic dermatitis population. The EPIONE study continued to demonstrate that tradipitant is safe and well-tolerated. We plan to reassess the ongoing EPIONE 2 study of tradipitant in atopic dermatitis.
Atopic dermatitis is a chronic, relapsing inflammatory skin disorder characterized by the symptom of intense and persistent pruritus or itch. Other clinical features include erythema, excoriation, edema, lichenification, oozing and xerosis. It is a common skin disorder affecting millions of people worldwide. Currently, there are very few safe systemic treatments available for atopic dermatitis, representing a significant unmet medical need in this population. A 2015 Decision Resources Group report estimated that 9.8 million individuals were diagnosed with atopic dermatitis in the U.S., of which approximately 6.4 million were drug-treated atopic dermatitis patients.

Tradipitant for Gastroparesis
We announced results in December 2018 from a randomized clinical study (2301) of tradipitant as a monotherapy in the treatment of gastroparesis. Several symptom severity scales were used to assess gastroparesis symptoms, including the Gastroparesis Symptom Index (GCSI), Patients Assessment of Upper Gastrointestinal Disorders-Symptoms (PAGI-SYM), and Patient Global Impression of Change (PGI-C) as well as a Clinician Global Impression of Severity (CGI-S). Tradipitant met the primary endpoint of the study of change in nausea score as measured by patient daily diaries and also met the related endpoint of improvement in the number of nausea free days. Tradipitant also showed significant improvement in most of the secondary endpoints studied, including several key scales reflecting overall gastroparesis symptoms, specifically GCSI, PAGI-SYM, CGI-S, and PGI-C.
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
In April 2018, we submitted a protocol amendment to the FDA, proposing a 52-week open-label extension (OLE) period for patients who had completed the tradipitant Phase II clinical study (2301) in gastroparesis. In May 2018, based on feedback from the FDA, we amended the protocol limiting the duration of treatment in the 2301 study to a total of three months, while continuing to seek further dialogue with the FDA on extending the study duration to 52-weeks. As a part of this negotiation process, in September 2018, we submitted a new follow-on 52-week OLE protocol to the FDA (2302) for patients who had completed the 2301 study. While waiting for further feedback, no patients were ever enrolled in any study beyond 12 weeks. On December 19, 2018, the FDA imposed a partial clinical hold (PCH) on the two proposed studies, stating that we are required first to conduct additional chronic toxicity studies in canines, monkeys or minipigs before allowing patients access in any clinical protocol beyond 12 weeks. At that time, the FDA informed us that the original PCH was not based on any safety or efficacy data related to tradipitant, but rather that these additional toxicity studies were required by a guidance document. Subsequently, the FDA has taken the position that an additional study was required in order for the FDA to have adequate toxicology data to undertake a risk analysis of tradipitant.
On February 5, 2019, we filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia (DC District Court), challenging the FDA’s legal authority to issue the PCH, and seeking an order to set it aside. In February 2019, the FDA filed a Motion for Voluntary Remand to the Agency and for a Stay of the Case. In March 2019, the DC District Court granted the FDA’s request for voluntary remand and returned the matter to the FDA for further consideration. In April 2019, the FDA provided its remand response, in which it indicated that, upon review of scientific literature and tradipitant data, it believes that a PCH continues to be appropriate until we have safety data from a nine-month non-rodent toxicity study. In May 2019, we filed an amended complaint, and in July 2019, we filed a Motion for Summary Judgment based on our continuing belief after review of the FDA’s remand response that additional chronic toxicity studies are unjustified, and that we have provided the FDA with sufficient information regarding the safety of tradipitant to justify the continued study of tradipitant in patients beyond 12 weeks, in accordance with applicable law and FDA regulations. The FDA filed a reply and cross-motion for summary judgment in October 2019 and an oral hearing was held on December 13, 2019. On January 31, 2020, the Court granted the FDA's cross-motion for summary judgment and granted judgment in favor of the FDA on our claims. We are evaluating our options, including a potential appeal, and we intend to continue vigorously pursuing our interests in the matter. (see Part I, Item 3, Legal Proceedings of this Annual Report for additional information).
We do not expect the PCH to have a material impact on our ongoing clinical studies in atopic dermatitis, gastroparesis or motion sickness, each of which is under 12 weeks in duration and are not subject to the PCH. Nor do we expect the PCH to impact the potential timing of the submission of a New Drug Application (NDA) with the FDA. If the matter has not been fully resolved prior to the date on which we are ready to submit the first NDA for tradipitant, then we may choose to submit with the safety data we have available at that time. We may pursue additional studies of durations in excess of 12 weeks in countries where the conduct of such studies may be permitted (or we may choose to file for approval of a limited indication). If the FDA continues to recommend that we conduct a long-term safety study of 12 months duration in humans, and determines that our NDA does not contain safety data sufficient for approval, it may not accept the NDA for filing. We will continue to reassess the situation on an ongoing basis.

Enrollment in the Phase III study of tradipitant in gastroparesis is ongoing.
Tradipitant for Motion Sickness
In July 2019, we reported tradipitant was effective in treating motion sickness in a Phase II clinical study conducted in the Pacific Ocean. In the study, 126 people with a prior history of motion sickness were subjected to sea travel in the Pacific Ocean. Study participants were randomized to receive either tradipitant or placebo in a blinded fashion. The study had two primary endpoints: percentage of participants vomiting, and Motion Sickness Severity Scale (MSSS) Worst score. In the overall population, a significantly higher percentage of participants experienced vomiting in the placebo arm as compared to the tradipitant arm. The MSSS Worst score endpoint also favored tradipitant, but the difference did not reach statistical significance.
Motion sickness is a disorder that arises often as a response to real or perceived movement, as occurring during vehicular travel. Vomiting is the most disturbing symptom of motion sickness, although the disorder is often accompanied by a constellation of symptoms that includes nausea, sweating, pallor, headache and anorexia. Motion sickness is one of the most prevalent episodic disorders in the world, whose prevalence has dramatically increased with world population mobility over the last 100 years. It is reported that approximately 30% of the general population suffers from Motion Sickness under ordinary travel conditions that include sea, air and land travel.
We plan to complete the Phase III program of tradipitant in motion sickness and expect to file an NDA with the FDA in 2020.
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
Other Products
VQW-765
VQW-765 is a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist that we licensed from Novartis on December 31, 2014 pursuant to a settlement agreement. The FDA accepted an Investigational New Drug (IND) application for VQW-765 in January 2020 and provided authorization to proceed with clinical development. We are evaluating VQW-765 for the treatment of psychiatric disorders.
Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors
An early stage CFTR activator program is planned for the treatment of dry eye and ocular inflammation. In addition, an early stage CFTR inhibitor program is planned for the treatment of secretory diarrhea disorders, including cholera.
For more detailed information regarding our clinical trial results and regulatory activities for our products please refer to our SEC filings and press releases, which can be found on the SEC Edgar system and on our website www.vandapharma.com.
License Agreements
Our rights to develop and commercialize our products are subject to the terms and conditions of licenses granted to us by other pharmaceutical companies.
HETLIOZ®
In February 2004, we entered into a license agreement with Bristol-Myers Squibb (BMS) under which we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. To date, we have paid BMS $37.5 million in upfront fees and milestone obligations. We have no remaining milestone obligations to BMS. Additionally, we are obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where we commercialize HETLIOZ® for a period equal to the greater of 10 years following the first commercial sale in the territory or the expiry of the new chemical entity (NCE) patent in that territory. During the period prior to the expiry of the NCE patent in a territory, we are obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no NCE patent existed or for the remainder of the 10 years after the expiry of the NCE patent. We are also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that we receive from a third-party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. We have agreed with BMS in the license agreement for HETLIOZ® to use commercially reasonable efforts to develop and commercialize HETLIOZ®.
Either party may terminate the HETLIOZ® license agreement under certain circumstances, including a material breach of the agreement by the other. In the event we terminate our license, or if BMS terminates our license due to our breach, all rights licensed and developed by us under this agreement will revert or otherwise be licensed back to BMS on an exclusive basis.
Fanapt®
Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to us on December 31, 2014. We paid directly to Sanofi S.A. (Sanofi) a fixed royalty of 3% of net sales through December 2019 related to manufacturing know-how. No further royalties on manufacturing know-how are payable by us. We are also obligated to pay Sanofi a fixed royalty on Fanapt® net sales equal up to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the NCE patent has expired or was not issued. We are obligated to pay this 6% royalty on net sales in the U.S. through November 2026. No further royalties on know-how not related to manufacturing will be payable by us for net sales in the U.S. after November 2026. We may lose our rights to develop and commercialize Fanapt® if we fail to comply with certain requirements in the Titan license agreement regarding our financial condition, or if we fail to comply with certain diligence obligations regarding our development or commercialization activities.
Tradipitant (VLY-686)
In April 2012, we entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which we acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. To date, we have paid Lilly $3.0 million in upfront fees and development milestones, including a $2.0 million milestone payment as a result of enrolling the first subject into a Phase III study for tradipitant in July 2018. As of December 31, 2019, remaining milestones include a $2.0 million development milestone due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the E.U, $10.0 million and $5.0 million for the first approval of a marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. We are obligated to use commercially reasonable efforts to develop and commercialize tradipitant.
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
Portfolio of CFTR activators and inhibitors
In March 2017, we entered into a license agreement with the University of California San Francisco (UCSF), under which we acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, we will develop and commercialize the CFTR activators and inhibitors and are responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as single-digit tiered-royalties on net sales. To date, we have paid UCSF $1.2 million in upfront fees and development milestones, including an upfront license fee payment of $1.0 million in 2017 and a $0.2 million development milestone payment in March 2019. As of December 31, 2019, remaining milestones include $12.2 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $12.2 million in development milestones is a $350,000 milestone due upon the conclusion of a Phase I study for each licensed product but not to exceed $1.1 million in total for the CFTR portfolio.
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

The table below is a summary of patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for our commercial products. Members of these patent families are also issued or pending in a number of territories, such as Europe and Japan.

Product	Number	Type
HETLIOZ®	US 5,856,529	New chemical entity
	US 9,060,995	Method of treatment
	US 9,539,234	Method of treatment
	US 9,549,913	Method of treatment
	US 9,730,910	Method of treatment
	US 9,855,241	Method of treatment
	US RE46604	Method of treatment
	US 10,071,977	Drug substance
	US 10,149,829	Method of treatment
	US 10,376,487	Method of treatment
	US 10,449,176	Method of treatment
Fanapt®	US 8,586,610	Method of treatment
	US 8,652,776	Method of treatment
	US 8,999,638	Method of treatment
	US 9,072,742	Method of treatment
	US 9,074,254	Method of treatment
	US 9,074,255	Method of treatment
	US 9,074,256	Method of treatment
	US 9,138,432	Method of treatment
	US 9,157,121	Method of treatment
HETLIOZ®
Our rights to the NCE patent covering HETLIOZ® and related intellectual property have been acquired through a license with BMS. HETLIOZ® and its formulations, genetic markers and uses are the subject of numerous patent filings for which protection has been sought in selected countries worldwide. The NCE patent covering HETLIOZ® expires in December 2022 in the U.S., which is inclusive of a five-year extension granted under the Hatch-Waxman Act in October 2018. Corresponding NCE patent protection has expired in most other markets. The U.S. Patent and Trademark Office has issued nine method of use patents for HETLIOZ® that will expire between 2033 and 2035 and one drug substance patent that will expire in 2035.
In Europe, the law provides for ten years of data exclusivity (with the potential for an additional year if a medicine is developed for a significant new indication). In addition, Europe provides for ten years of market exclusivity for orphan indications. As such, in Europe, data or market exclusivity will provide protection for HETLIOZ® for at least ten years from approval. It is also possible that the protection through a basic patent (i.e., a patent which protects a product as such, a process to obtain a product, or an application of a product) in Europe could be extended for up to five years by the issuance of a supplementary protection certificate (SPC). A completed Pediatric Investigation Plan (PIP) could further extend SPC protection for an additional six months or the market exclusivity in an orphan indication for two additional years. Thus, a PIP could provide a total of 12 years of market exclusivity for an orphan indication. The European Patent Office has granted our patent application directed to the 20 mg/day dose. This patent will expire in 2027 and provides the basis for an SPC. Other pending patent applications in Europe, if granted, may offer additional protection for HETLIOZ®.
Outside the U.S. and Europe, data exclusivity will protect HETLIOZ® from generic competition for varying numbers of years depending on the country.
Additional patent applications directed to specific sleep disorders and to methods of treating patients with HETLIOZ®, if issued, would provide exclusivity for such indications and methods of treatment, potentially extending the effective patent protection period in the U.S., Europe, and other markets.

Fanapt®
The NCE patent for Fanapt®, which expired in 2016 in the U.S. and in 2010 in other countries, was owned by Sanofi. Other patents and patent applications relating to Fanapt® are owned by Vanda.
Fanapt® metabolites, formulations, genetic markers and uses are the subject of numerous patent filings in which protection has been sought in the U.S., Europe, and other markets. In November 2013, a U.S. patent (U.S. 8,586,610) directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the Orange Book in January 2015, is set to expire in 2027, potentially further extending the U.S. marketing exclusivity for Fanapt®. Additional method of treatment patents have been issued in the U.S. and listed in the Orange Book, with the latest expiration date in December 2031.
We have also filed and plan on filing additional patent applications covering the use of iloperidone (Fanapt® active ingredient) LAI formulations. Patents for the microsphere LAI formulation of Fanapt® expire in 2024 in the U.S. and 2022 in some markets in Europe. Patents for the aqueous microcrystals LAI formulation of Fanapt® expire in 2023 in the U.S. and in some markets in Europe. We have pending patent applications covering the use of iloperidone and plan on filing additional applications based on discoveries made throughout the development plan of this molecule.
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
Tradipitant
Lilly owns an NCE patent as well as patent applications directed to polymorphic forms of, and methods of making tradipitant. This patent protection was sought in the U.S. and in other countries worldwide. These patents and patent applications have been licensed to us. The NCE patent covering tradipitant expires in April 2023, except in the U.S., where it expires normally in June 2024, subject to any extension that may be received under Hatch-Waxman. We have filed additional patent applications based on discoveries made during recent studies with tradipitant.
VTR-297
VTR-297 is a small molecule HDAC inhibitor with potential use as a treatment for several oncology indications. We have pending patent applications covering the use of VTR-297 and plan on filing additional applications based on discoveries made throughout the development plan of this molecule.
VQW-765
Novartis owns an NCE patent as well as patent applications directed to methods of using VQW-765, VQW-765 formulations, and combinations of VQW-765 with other active pharmaceutical ingredients. In connection with the settlement agreement with Novartis relating to Fanapt®, we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist. The NCE patent expires normally in 2023 in the U.S., Europe, and other markets.
Portfolio of CFTR activators and inhibitors
Our portfolio of CFTR activators and inhibitors may have broad applicability in addressing a number of high unmet medical needs, including chronic dry eye, constipation, polycystic kidney disease, cholestasis and secretory diarrheas. We plan on filing applications based on discoveries made throughout the development plan of these compounds.
Other Patents
Aside from the NCE patents and other in-licensed patents discussed above, we have obtained or filed numerous patents and patent applications, most of which have been filed in key markets including the U.S., relating to our products and development compounds. In addition, we have filed numerous other patent applications relating to drugs not presently in clinical studies. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering other products, pharmaceutical compositions and methods of use.

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
In January 2014, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of HETLIOZ® 20 mg capsules at Patheon’s Cincinnati, Ohio manufacturing site. Under the HETLIOZ® manufacturing agreement, we are responsible for supplying the active pharmaceutical ingredient (tasimelteon) for HETLIOZ® to Patheon and have agreed to order from Patheon at least 80% of the total expected yearly production of new units of HETLIOZ® capsules. Patheon is responsible for manufacturing the HETLIOZ® 20 mg capsules, conducting quality control and stability testing, and packaging the HETLIOZ® capsules. The HETLIOZ® manufacturing agreement had an initial term of five years and automatically renews after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least 12 months prior to the end of the then current term. Either party may terminate the HETLIOZ® manufacturing agreement under certain circumstances upon specified written notice to the other party.
As part of a settlement agreement in 2014, we assumed Novartis’ manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt®. In May 2016, we entered into a new manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® 1, 2, 4, 6, 8, 10 and 12 mg tablets at Patheon’s Mississauga, Ontario, Canada manufacturing site. Under the Fanapt® manufacturing agreement, we are responsible for sourcing the supply of the active pharmaceutical ingredient (iloperidone), and have agreed to order from Patheon at least 70% of the total expected yearly production of new units of Fanapt® tablets for the U.S. and other specified countries each year for the term of the agreement. Patheon is responsible for manufacturing the Fanapt® 1, 2, 4, 6, 8, 10 and 12 mg tablets, conducting quality control and stability testing, and packaging the Fanapt® tablets. The Fanapt® manufacturing agreement has an initial term of five years and will automatically renew after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least 12 months prior to the end of the then current term. Either party may terminate the Fanapt® manufacturing agreement under certain circumstances upon specified written notice to the other party.

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
Major Customers
Our revenues are generated from product sales and are concentrated with specialty pharmacies, including Diplomat Pharmacy, Inc. (a subsidiary of UnitedHealth Group) and Accredo (a subsidiary of Express Scripts), and wholesalers, including Cardinal Health, Inc., AmerisourceBergen Drug Corporation, and McKesson Corporation. These 5 major customers each accounted for more than 10% of total revenues and, as a group, represented 96% of total revenues for the year ended December 31, 2019.
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

•
For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the LAI formulation Risperdal Consta® and Invega® (paliperidone), including the LAI formulation Invega® Sustenna®, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the LAI formulation Zyprexa® RelprevvTM, each by Lilly, Seroquel® and Seroquel XR® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Otsuka America Pharmaceutical Inc., Abilify Maintena® (the LAI formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by Allergan plc, Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Rexulti® (brexpiprazole) by Lundbeck/Otsuka America Pharmaceutical, Inc., AristadaTM (aripiprazole lauroxil) extended-release injectable suspension by Alkermes, Inc., VraylarTM (cariprazine) by Teva Pharmaceutical Industries Ltd., CALYPTA® (lumapteperone) by Intra-Cellular Therapies, and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).

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
Government Regulation
United States government regulation
Exclusivity
The FDA provides periods of regulatory exclusivity, which provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent, or not involving the sharing of electron pairs between atoms, derivatives, such as a complex (i.e., formed by the chemical interaction of two compounds), chelate (i.e., a chemical compound), or clathrate (i.e., a polymer framework that traps molecules), of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If a product is not eligible for the NCE exclusivity, it may be eligible for three years of exclusivity. Three-year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence trials, was essential to the approval of the application and was conducted or sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug’s approval. As a general matter, three-year exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.
Orphan Drug Act
Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition, generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan Drug Designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and development expenses and a waiver of the NDA application user fee.
Fast Track and Breakthrough Therapy Designations
The FDA is required to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment, and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the submission of the IND for the product candidate. The FDA must determine if the product candidate qualifies for Fast Track and Breakthrough Therapy designations within 60 days after receipt of the sponsor’s request. For Fast Track and Breakthrough Therapy products, the sponsor may have more frequent interactions with the FDA and the FDA may initiate review of sections of a Fast Track or Breakthrough Therapy product’s NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track or Breakthrough Therapy application does not begin until the last section of the NDA is submitted. In addition, the Fast Track and Breakthrough Therapy designations may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process. A Fast Track and Breakthrough Therapy designated product candidate would ordinarily meet the FDA’s criteria for priority review.
NDA Submission and Review by the FDA
Assuming successful completion of the required clinical trials and preclinical testing, among other items, the results of product development, including chemistry, manufacture and controls, nonclinical studies and clinical trials are submitted to the FDA, along with proposed labeling, as part of an NDA. The submission of an NDA requires payment of a substantial user fee to the FDA. These user fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in some circumstances. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application.
In addition, under the Pediatric Research Equity Act (PREA), an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements.
The FDA may refer applications for drugs that contain active ingredients, including any ester or salt of the active ingredients that have not previously been approved by the FDA to an advisory committee or provide in an action letter a summary of the reasons for not referring it to an advisory committee. The FDA may also refer drugs which present difficult questions of safety, purity or potency to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontracts, are in compliance with current Good Manufacturing Practices (cGMP) requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with Good Clinical Practices (GCPs).
Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA’s NDA review times may differ based on whether the application is a standard review or priority review application. The FDA may give a priority review designation to drugs that are intended to treat serious conditions and provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA has set the review goal of 10 months from the 60-day filing date to complete its initial review of a standard NDA for a new molecular entity (NME) and make a decision on the application. For non-NME standard applications, the FDA has set the review goal of 10 months from the submission date to complete its initial review and to make a decision on the application. For priority review applications, the FDA has set the review goal of reviewing NME NDAs within six months of the 60-day filing date and non-NME applications within six months of the submission date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal and the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding the submission.
Once the FDA’s review of the application is complete, the FDA will issue either a Complete Response Letter, or CRL, or approval letter. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing, or other information or analyses in order for the FDA to reconsider the application. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product, or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a risk evaluation and mitigation strategy (REMS), as a condition of approval or following approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The FDA may prevent or limit further marketing of a product, or impose additional post-marketing requirements, based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements, FDA notification and FDA review and approval. Further, should new safety information arise, additional testing, product labeling or FDA notification may be required.
If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed or may include contraindications, warnings or precautions in the product labeling, which has resulted in a boxed warning. The FDA also may not approve the inclusion of labeling claims necessary for successful marketing. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase IV post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.
Post-approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacturing, periodic reporting, product sampling and distribution, advertising, promotion, drug shortage reporting, compliance with any post-approval requirements imposed as a conditional of approval such as Phase 4 clinical trials, Risk Evaluation and Mitigation Strategy (REMS) and surveillance, recordkeeping and reporting requirements, including adverse experiences.
After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any approved products, as well as new application fees for supplemental applications with clinical data.
Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and to list their drug products and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMPs and other requirements, which impose procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements.
Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented, or FDA notification. FDA regulations also require investigation and correction of any deviations from cGMPs and specifications and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.
Later discovery of previously unknown problems with a product, including adverse events (AEs) of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in withdrawal of marketing approval, mandatory revisions to the approved labeling to add new safety information or other limitations, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS program, among other consequences.
The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA. Physicians, in their independent professional medical judgement, may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. We, however, are prohibited from marketing or promoting drugs for uses outside of the approved labeling but may share truthful and not misleading information that is otherwise consistent with the product’s approved labeling.

In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act also imposes obligations on manufacturers of pharmaceutical products related to product and tracking and tracing.
Failure to comply with any of the FDA’s requirements could result in significant adverse enforcement actions. These include a variety of administrative or judicial sanctions, such as refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, debarment, injunctions, fines, consent decrees, corporate integrity agreements, refusals of government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment. Any of these sanctions could result in adverse publicity, among other adverse consequences.
The Hatch-Waxman Act
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Orange Book. Drugs listed in the Orange Book can, in turn be cited by potential competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.
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
Foreign regulation
Regardless of whether we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

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
The containment of healthcare costs has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In the E.U., pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies, or so called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the E.U. provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not provide favorable reimbursement and pricing arrangements.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last several years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the U.S.

The U.S. and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. By way of example, the 2010 Affordable Care Act (ACA), among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to potential drug candidates are:

•
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicaid managed care plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•
established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D. The Bipartisan Budget Act of 2018 increased the manufacturer discount from 50% to 70% effective in 2019;

•	established a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
established the Independent Payment Advisory Board (IPAB), which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. The ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•
established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices we can charge or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. Various pieces of legislation have been proposed and/or passed by each of the chambers of Congress to achieve those objectives, but to date, few of these measures have been implemented.
The current presidential administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA and is currently being challenged in court.
More recently, with enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective on January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, in January 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  In December 2018, a federal district court judge in Texas found the ACA to be unconstitutional, although the ruling was stayed while the case is appealed.
Further, there have been several recent U.S. congressional inquiries and both federal and state legislation, proposed or enacted, designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current presidential administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. In May 2018, the Administration issued "American Patients First," a multi-faceted blueprint to lower drug prices. The Administration has taken administrative steps to implement the blueprint, including through proposing sweeping demonstration projects aimed at putting downward pressure on drug prices. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.
Employees
We had 284 full-time employees as of December 31, 2019, compared with 270 employees as of December 31, 2018. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.
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
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Annual Report or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part II, Item 8, Financial Statements and Supplementary Data and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In January 2014, the U.S. Food and Drug Administration (FDA) approved our New Drug Application (NDA) for HETLIOZ® for the treatment of Non-24 and in April 2014, we commenced the U.S. commercial launch of HETLIOZ®. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults, and in August 2016 we commenced the commercial launch of HETLIOZ® in Germany. This authorization is valid in the 27 countries that are members of the European Union (E.U.), as well as European Economic Area members Iceland, Liechtenstein and Norway. We have applied for renewal of this marketing authorization which expires in the ordinary course in July 2020.
In the fourth quarter of 2014, we acquired the U.S. commercial rights to Fanapt®, and began selling, marketing and distributing Fanapt® in the U.S.
Our ability to generate significant product revenue from sales of HETLIOZ® and Fanapt®, both in the U.S. and abroad, in the near term will depend on, among other things, our ability to:

•	defend our patents and intellectual property from generic competition;

•	maintain commercial manufacturing arrangements with third-party manufacturers;

•	produce, through a validated process, sufficiently large quantities of inventory of our products to meet demand;

•	continue to maintain and grow a wide variety of internal sales, distribution and marketing capabilities sufficient to sustain growth in sales of our products;

•	gain broad acceptance of our products from physicians, health care payors, patients, pharmacists and the medical community;

•	properly price and obtain adequate coverage and reimbursement of these products by governmental authorities, private health insurers, managed care organizations and other third-party payors;

•	maintain compliance with ongoing labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements;

•	obtain regulatory approval to expand the labeling of our approved products for additional indications;

•	obtain regulatory approval for HETLIOZ® or Fanapt® in additional countries;

•	renew and maintain our existing regulatory approval for HETLIOZ® in Europe;

•	adequately protect against and effectively respond to any claims by holders of patents and other intellectual property rights that our products infringe their rights; and

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
If our continued commercial efforts are not successful with respect to HETLIOZ® and Fanapt® in the U.S., Europe or other jurisdictions in which these products may be approved for sale, our ability to generate increased product sales revenue may be jeopardized.
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
If the FDA does not accept for filing the NDAs that we may submit for tradipitant for the treatment of atopic dermatitis, the treatment of gastroparesis, and the treatment of motion sickness, or the FDA determines that our clinical trial results for tradipitant for the treatment of atopic dermatitis, the treatment of gastroparesis or the treatment of motion sickness do not demonstrate adequate safety and efficacy, or the FDA does not approve an applicable PDUFA-VI date, continued development of tradipitant will be significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.

In October 2019, we completed enrollment in EPIONE, a Phase III clinical study of tradipitant for the treatment of pruritus in atopic dermatitis and commenced enrollment in EPIONE 2, a second Phase III clinical study of tradipitant for the treatment of atopic dermatitis. Additionally, in the second quarter of 2019 we initiated a Phase III clinical study of tradipitant for the treatment of gastroparesis. If the results of our ongoing studies of tradipitant for the treatment of atopic dermatitis, gastroparesis and/or motion sickness are positive, we will likely submit an NDA with the FDA for these indications. Any adverse developments or results or perceived adverse developments or results with respect to our pre-NDA meeting with the FDA, our regulatory submission or the tradipitant clinical programs in any or all indications will significantly harm our business and could cause the market price of our stock to decline. Examples of such adverse developments include, but are not limited to:

•
the FDA determining that additional clinical studies are required with respect to tradipitant for the treatment of atopic dermatitis and/or the treatment of gastroparesis and/or the treatment of motion sickness;

•	safety, efficacy or other concerns arising from clinical or non-clinical studies in these programs; or

•	the FDA determining that the tradipitant clinical trial programs raise safety concerns or do not demonstrate adequate efficacy.

In April 2018, we submitted a protocol amendment to the FDA, proposing a 52-week open-label extension (OLE) period for patients who had completed the randomized clinical study (2301 study) of tradipitant as a monotherapy in the treatment of gastroparesis. In May 2018, based on feedback from the FDA, we amended the protocol to limit the duration of treatment in the 2301 study to a total of three months, while continuing to seek further dialogue with the FDA on extending the study duration to 52-weeks. As a part of this negotiation process, in September 2018, we submitted a new follow-on 52-week OLE protocol to the FDA (2302 study) for patients who had completed the 2301 study. While waiting for further feedback, we did not enroll any patients in any study beyond 12 weeks. In December 2018, the FDA imposed a partial clinical hold (PCH) on the two proposed studies, stating that we are required first to conduct additional chronic toxicity studies in canines, monkeys or minipigs before allowing patients access in any clinical protocol beyond 12 weeks. At that time, the FDA informed us that the original PCH was not based on any safety or efficacy data related to tradipitant, but rather that these additional toxicity studies were required by a guidance document. Subsequently, the FDA has taken the position that an additional study was required in order for the FDA to have adequate toxicology data to undertake a risk analysis of tradipitant.
On February 5, 2019, we filed a lawsuit against the FDA in the United States District Court for the District of Columbia (DC District Court), challenging the FDA’s legal authority to issue the PCH, and seeking an order to set it aside. In February 2019, the FDA filed a Motion for Voluntary Remand to the Agency and for a Stay of the Case. In March 2019, the DC District Court granted the FDA’s request for voluntary remand and returned the matter to the FDA for further consideration. In April 2019, the FDA provided its remand response, in which it indicated that, upon review of scientific literature and tradipitant data, it believes that a PCH continues to be appropriate until we have safety data from a nine-month non-rodent toxicity study. In May 2019, we filed an amended complaint, and in July 2019, we filed a Motion for Summary Judgment based on our continuing belief after review of the FDA’s remand response that additional chronic toxicity studies are unjustified, and that we have provided the FDA with sufficient information regarding the safety of tradipitant to justify the continued study of tradipitant in patients beyond 12 weeks, in accordance with applicable law and FDA regulations. The FDA filed a reply and cross-motion for summary judgment in October 2019 and an oral hearing was held on December 13, 2019. On January 31, 2020, the Court granted the FDA's cross-motion for summary judgment and granted judgment in favor of the FDA on our claims. We are evaluating our options, including a potential appeal, and we intend to continue vigorously pursuing our interests in the matter. (See Part I, Item 3, Legal Proceedings of this Annual Report for additional information.)
We do not expect the PCH to have a material impact on our ongoing clinical studies in atopic dermatitis, gastroparesis or motion sickness, each of which is under 12 weeks in duration and are not subject to the PCH. Nor do we expect the PCH to impact the potential timing of the submission of an NDA with the FDA. If the matter has not been fully resolved prior to the date on which we are ready to submit the first NDA for tradipitant, then we may choose to submit with the safety data we have available at that time. We may pursue additional studies of durations in excess of 12 weeks in countries where the conduct of such studies may be permitted (or we may choose to file for approval of a limited indication). If the FDA continues to recommend that we conduct a long-term safety study of 12 months duration in humans and determines that our NDA does not contain safety data sufficient for approval, it may not accept the NDA for filing. We will continue to reassess the situation as events unfold.
Even if we decide to appeal the decision and ultimately prevail, there can be no assurances that the FDA will not attempt to impose a clinical hold or PCH on other grounds. Any litigation related to this matter is subject to uncertainties and we may not prevail. Because the PCH could, however, impede our ability to conduct longer term studies of tradipitant, whether the PCH impacts the timing or approvability of NDA filings with the FDA for any indication will depend on a number of factors, including whether the PCH is resolved through the potential appeals of the lawsuit described above, whether we resolve the PCH out of court through discussions with the FDA, and, in addition to the non-clinical animal studies, whether the FDA considers the clinical trials that we conduct to be sufficient. A delay in filing, or FDA delay or denial of approval of NDA filings for tradipitant for the treatment of atopic dermatitis, gastroparesis or motion sickness could materially adversely impact our business.
If the FDA does not approve our supplemental New Drug Application (sNDA) for HETLIOZ® for the treatment jet lag disorder, or does not agree to an acceptable regulatory path forward for HETLIOZ® for the treatment of Smith-Magenis Syndrome (SMS) or continued development of tasimelteon for the treatment of either jet lag disorder or SMS is significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.
In December 2018, we announced that the FDA had accepted the HETLIOZ® sNDA for the treatment of jet lag disorder. We received a complete response letter in August 2019 in which the FDA asserted that the measures of the study were of unclear clinical significance and declined to approve our sNDA. We met with the FDA to discuss the complete response letter in a Post Action meeting and are in ongoing discussions with the FDA on the regulatory path forward.
For HETLIOZ® for the treatment of SMS, we met with the FDA in the fourth quarter of 2019 to discuss the HETLIOZ® SMS clinical study results. We submitted an sNDA, including data for a liquid formulation, and expect regulatory action by the FDA in 2020.
Any additional adverse developments or results or perceived adverse developments or results with respect to our regulatory submission for jet lag disorder or our meeting with the FDA to determine the regulatory path forward for HETLIOZ® for the treatment of SMS will significantly harm our business and could cause the market price of our stock to decline. Examples of such adverse developments include, but are not limited to:

•	the FDA determining that additional clinical studies are required with respect to either the SMS or jet lag disorder program;

•
safety, efficacy or other concerns arising from clinical or non-clinical studies in either the SMS or jet lag disorder program, or the manufacturing processes or facilities used for either the SMS or jet lag disorder programs; or

•	the FDA determining that either the SMS or jet lag disorder program raises safety concerns or does not demonstrate substantial evidence of efficacy.
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
We rely and will continue to rely on outsourcing arrangements for many of our activities, including preclinical and clinical development and supply of HETLIOZ®, Fanapt® and our other products.
As of December 31, 2019, we had 284 full-time employees. We rely on outsourcing arrangements for a significant portion of our activities, including distribution, preclinical and clinical research and development, data collection and analysis and manufacturing, as well as for certain functions as a public company. We have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.
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

We participate in the Medicaid Drug Rebate Program for both HETLIOZ® and Fanapt®. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having our drugs eligible for coverage under Medicaid and Medicare Part B. Those rebates are based on pricing data that are reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services (CMS). Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service Act’s 340B drug pricing discount program (340B program), in order for the manufacturer’s drugs to be eligible for coverage under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The ceiling price can represent a significant discount and is based on the pricing data reporting to the Medicaid Drug Rebate Program.
The ACA expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by ACA. ACA exempts drugs designated under section 526 of the FDC Act as “orphan drugs” from the ceiling price requirements for these newly-eligible entities.
ACA also obligates the Health Resources and Services Administration to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program. A final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019. Implementation of this final regulation and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
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
We may be liable for errors associated with our submission of pricing data. If we are found to have knowingly submitted false pricing data to the Medicaid program or the FSS pricing program, we may be liable for civil monetary penalties in the amount of up to $100,000 per item of false information, adjusted for inflation as applicable. Our failure to submit pricing data to the Medicaid program or the FSS pricing program on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late, adjusted for inflation as applicable. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, which is the agreement under which we would participate in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, our products may no longer be eligible for coverage under Medicaid or Medicare Part B. There can be no assurance that our submissions will not be found to be incomplete or incorrect.
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
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system pharmaceutical pricing, and reimbursement systems in ways that could impact our ability to profitably sell commercialized products.
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
Anti-Kickback Laws
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease, or order of any health care item or service reimbursable under federal healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, patients, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. Violations of the Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from the participation in federal healthcare programs, such as Medicare and Medicaid. A number of states also have anti-kickback laws that establish similar prohibitions that may apply to items or services reimbursed by government programs, as well as any third-party payors, including commercial payors, known as "all-payor" laws.
Federal Food Drug and Cosmetic Act
The Federal Food Drug and Cosmetic Act and its implementing regulations (FDCA) apply to drug product advertising and labeling. The FDCA provides the FDA with the authority to prohibit drug manufacturers and third parties acting on their behalf from marketing drug products for off-label uses. Violations of the prohibition can result in warning letters and untitled letters, criminal and civil penalties, including imprisonment and civil monetary penalties. The U.S. Criminal Code may also apply and permit greater fines than those enumerated in the FDCA.
Prescription Drug Marketing Act
As part of the sales and marketing process, pharmaceutical companies frequently provide healthcare providers with samples of approved drugs. The Prescription Drug Marketing Act (PDMA) imposes requirements and limitations upon the distribution of drugs and drug samples, and prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage and handling, as well as record keeping and other requirements. Violations of the PDMA may result in criminal and civil penalties. In addition, ACA imposes annual reporting requirements related to sample distribution.

False Claims Act
The federal False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds and knowingly making, or causing to be made or used, a false record or statement to get a false claim paid. Certain marketing practices may implicate the False Claims Act, including promotion of pharmaceutical products for unapproved uses, providing free product to customers with the expectation that customers would bill federal programs for the product, or inflating prices reported to private price publication services used to set drug reimbursement rates under federal healthcare programs. In addition, ACA amended the Social Security Act to provide that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by private individuals who may receive financial awards if their claims are successful. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement, which increased to a range of $11,181 to $22,363 in January 2018, with respect to violations occurring after November 2, 2015. Violations of the False Claims Act are also punishable by exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. Pharmaceutical and other life sciences companies often resolve allegations without admissions of liability for significant and sometimes material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation. These companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, impose certain requirements and restrictions on certain types of individuals and entities relating to the privacy and security of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable not only to covered entities (e.g. health care providers and health plans), but also to business associates, i.e., independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
Physician Payment Sunshine Act
The federal Physician Payment Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually (with certain exceptions) to CMS information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other ‘‘transfers of value’’ to such physician owners. Failure to report relevant data may result in civil fines and/or penalties.
Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act (FCPA), prohibits U.S. corporations and their representatives and intermediaries from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Violation of the FCPA could result in substantial civil and criminal penalties and remedies, including fines, disgorgement, and/or imprisonment.
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
Many state laws govern the privacy and security of personal information in specified circumstances. For example, the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020, established a new legal framework governing covered businesses' collection and use of personal information of California residents by, among other things, creating an expanded definition of covered personal information, establishing new privacy rights for California residents, imposing an opt-in standard for certain disclosures of personal information about minors, and creating a new and potentially severe statutory damages framework for businesses subject to certain data breaches resulting from the failure to implement and maintain reasonable security procedures and practices. While properly collected clinical trial data and all protected health information governed by HIPAA are exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.
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
The collection and processing of personal data in the E.U. is governed by the General Data Protection Regulation (GDPR), which became applicable in May 2018. The GDPR implements stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosure requirements about how personal information is to be used, strengthened individual data subject rights, limitations on retention of personal data, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, shortened mandatory data breach notification timelines and higher standards for controllers to demonstrate they have obtained valid consent for certain data processing activities. The GDPR provides that E.U. member states may make their own additional laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between member states, limit our ability to use and share personal data or cause our costs to increase, and harm our business and financial condition. Further, the U.K.’s exit from the E.U. on January 31, 2020, with a transition period through December 31, 2020, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the U.K. During the transition period, the U.K. will continue to follow E.U. law and will negotiate with the E.U. on the terms of its relationship post-2020. In particular, it is unclear how data transfers to and from the U.K. will be regulated. We are also subject to evolving and strict rules on the transfer of personal data out of the E.U. Failure to comply with E.U. data protection laws may result in significant fines, including GDPR fines of up to the higher of €20,000,000 or 4% of our total worldwide annual turnover of the preceding financial year, and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects.
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
HETLIOZ® is available for distribution through a limited number of specialty pharmacies in the U.S. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies involves certain risks, including, but not limited to, risks that these specialty pharmacies will:

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

•
For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the LAI formulation Risperdal Consta® and Invega® (paliperidone), including the LAI formulation Invega® Sustenna®, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the LAI formulation Zyprexa® RelprevvTM, each by Lilly, Seroquel® and Seroquel XR® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Otsuka America Pharmaceutical Inc., Abilify Maintena® (the LAI formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Pfizer Inc.,

Saphris® (asenapine) by Allergan plc, Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Rexulti® (brexpiprazole) by Lundbeck/Otsuka America Pharmaceutical, Inc., AristadaTM (aripiprazole lauroxil) extended-release injectable suspension by Alkermes, Inc., VraylarTM (cariprazine) by Teva Pharmaceutical Industries Ltd., CALYPTA® (lumapteperone) by Intra-Cellular Therapies, and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).
Additionally, we may face competition from newly developed generic products. Under the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful at challenging an ANDA, filed pursuant to the Hatch-Waxman Act, cheaper generic versions of our products, which may be favored by insurers and third-party payors, may be launched commercially, which would significantly harm our business.
To obtain an ANDA approval for a generic drug, the generic company needs to show, among other things, that its version of the product is bioequivalent to the Reference Listed Drug (RLD). This usually requires the generic company to conduct bioequivalence studies comparing its product to the RLD, and to retain sufficient samples of the RLD used in testing after a study is complete. In recent years, the U.S. federal lawmakers and the FDA have been considering proposals to facilitate the generic drug company’s access to samples and foster the generic competition. For example, in February 2019, the U.S. House and Senate lawmakers reintroduced the Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act), a bill intended to require brand drug manufacturers to provide sufficient drug samples to generic and biosimilar drug developers. The proposed legislation, if enacted, would allow a biosimilar or generic product developer to bring a civil action against a brand drug manufacturer for failing to provide samples of the brand product for comparative testing “on commercially reasonable, market-based terms.” The developer could receive injunctive relief and a monetary award “sufficient to deter the license holder from failing to provide other eligible product developers with sufficient quantities of a covered product on commercially reasonable, market-based terms” in certain cases.
Certain states have also taken similar actions. In 2018, Maine passed a new law that requires brand drug manufacturers to make samples of drugs distributed in the state available for sale in Maine at a price no greater than wholesale acquisition cost and without any restriction that would block or delay a biosimilar and generic drug application in a manner inconsistent with federal law. The state may seek injunctive relief and attorney’s fees from a drug manufacturer who fails to comply with this requirement.
FDA and foreign regulatory approval of our products is uncertain.
The research, testing, manufacturing and marketing of products such as those that we have developed or that we are developing are subject to extensive regulation by federal, state and local government authorities, including the FDA, as well as foreign regulatory authorities in jurisdictions in which we seek approval. To obtain regulatory approval of such products, we must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce such products are in compliance with cGMPs.
The process of obtaining FDA and other required regulatory approvals and clearances can take many years and will require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of preclinical and clinical trials that will be required for FDA or foreign regulatory approval varies depending on the product, the disease or condition that the product is in development for, and the requirements applicable to that particular product. The FDA or applicable foreign regulatory agency can delay, limit or deny approval of a product for many reasons, including that:

•	a product may not be shown to be safe or effective;

•	the FDA or foreign agency may interpret data from preclinical and clinical trials in different ways than we do;

•	the FDA or foreign agency may not approve our or our partners’ manufacturing processes or facilities;

•	a product may not be approved for all the indications we request;

•	the FDA or foreign agency may change its approval policies or adopt new regulations;

•	the FDA or foreign agency may not meet, or may extend, the PDUFA-VI date or its foreign equivalent with respect to a particular NDA or foreign application; and

•	the FDA or foreign agency may not agree with our regulatory approval strategies or components of the regulatory filings, such as clinical trial designs.
For example, if certain of our methods for analyzing trial data are not accepted by the FDA or the applicable foreign agency, we may fail to obtain regulatory approval for our products.
Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than HETLIOZ® in the U.S. and the countries in Europe covered by the centralized marketing authorization by the EC, and Fanapt® in the U.S., Mexico and Israel, we have not received, and may never receive, regulatory approval to market any of our products in any jurisdiction.
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

We have a history of operating losses and may not be able to achieve or sustain profitability in the future.
We have been engaged in identifying and developing drug products since March 2003, which has required, and will continue to require, significant research and development expenditures. The continued commercialization of HETLIOZ® and Fanapt® will also require substantial additional expenditures.
As of December 31, 2019, we had an accumulated deficit of $220.7 million and we cannot estimate with precision the extent of our future income or loss. We may not succeed in gaining additional market acceptance of HETLIOZ® and Fanapt® in the U.S. and we may not succeed in commercializing HETLIOZ® or Fanapt® outside of the U.S. We may not be profitable even if our products are successfully commercialized. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.
There can be no assurance that we will achieve sustained profitability, which depends on many factors, including but not limited to, our ability to obtain regulatory approval for our products and achieve success in commercializing them in the U.S., Europe and our other target jurisdictions, as well as other factors described in this Annual Report.
In addition, the amount we spend on developing, obtaining and maintaining regulatory approval for and commercializing our products, among other expenditures described in this Annual Report, will impact our profitability.
Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income is dependent on generating future taxable income and may be limited, including as a result of transactions involving our common stock.
We have recorded deferred tax assets based on our assessment that we will be able to realize the benefits of our net operating losses and other favorable tax attributes. Realization of deferred tax assets involve significant judgments and estimates, which are subject to change and ultimately depends on generating sufficient taxable income of the appropriate character during the appropriate periods. Changes in circumstances may affect the likelihood of such realization, which in turn may trigger the need for additional valuation allowance against our deferred tax assets and adversely affect our net income and financial condition. In addition, we are potentially subject to ongoing and periodic tax examinations and audits in various jurisdictions, including with respect to the amount of our net operating losses and any limitation thereon. An adjustment to such net operating loss carryforwards, including an adjustment from a taxing authority, could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition.
In general, under Section 382 of the Internal Revenue Code of 1986,, as amended (IRC), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Ownership changes occurred in the years ending December 31, 2014 and 2008. We believe that the ownership changes in 2014 and 2008 will not impact our ability to utilize NOL and credit carryforwards; however, future ownership changes may cause our existing tax attributes to have additional limitations.
If we fail to adequately fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products with third parties on terms that may not be attractive to us.
Our activities will necessitate significant uses of working capital throughout 2020 and beyond. It is uncertain whether cash provided by our operating activities, together with our existing funds, will be sufficient to meet our operating needs. As of December 31, 2019, our total cash and cash equivalents and marketable securities were $312.1 million. Our long term capital requirements are expected to depend on many factors, including, among others:

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
If our contract research organizations (CROs) do not successfully carry out their duties or if we lose our relationships with CROs, our drug development efforts could be delayed.
Our arrangements with CROs are critical to our success in bringing our products to the market. We are dependent on CROs, third-party vendors and investigators for preclinical testing and clinical trials related to our drug discovery and development efforts and we will likely continue to depend on them to assist in our future discovery and development efforts. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. As such, they may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The parties with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the development, approval and commercialization of our products. Moreover, these parties may also have relationships with other commercial entities, some of which may compete with us. If they assist our competitors, it could harm our competitive position.
Our CROs could merge with or be acquired by other companies or experience financial or other setbacks unrelated to our collaboration that could, nevertheless, materially adversely affect our business, results of operations and financial condition.
If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices as set forth in 21 Code of Federal Regulations (C.F.R.) Part 58 and Good Clinical Practices as set forth in 21 C.F.R. Part 50, 54, 58, and 312, and similar international standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our products could be delayed.

We rely on a limited number of third-party manufacturers to formulate and manufacture our products and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.
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
In January 2014, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of HETLIOZ® 20 mg capsules at Patheon’s Cincinnati, Ohio manufacturing site. In May 2016, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® tablets at Patheon’s Mississauga, Ontario, Canada manufacturing site. We do not have exclusive long-term agreements with any other third-party manufacturers of our products. If our current manufacturers, or any other third-party manufacturer, is unable or unwilling to perform its obligations under our manufacturing agreements for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could adversely affect sales of our products, delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our products are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.
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
A component of our business strategy is acquiring rights to develop and commercialize products discovered or developed by other pharmaceutical and biotechnology companies for which we may find effective uses and markets through our unique pharmacogenetics and pharmacogenomics expertise for the treatment of central nervous system disorders. Competition for the acquisition of these products is intense. If we are not able to identify opportunities to acquire rights to commercialize additional products, we may not be able to develop a diverse portfolio of products. Additionally, it may take substantial human and financial resources to secure commercial rights to promising products. Moreover, if other firms develop pharmacogenetics and pharmacogenomics capabilities, we may face increased competition in identifying and acquiring additional products.
If we lose key scientists or management personnel, or if we fail to recruit additional highly skilled personnel, it will impair our ability to identify, develop, and commercialize products.
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
Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The TCJA, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment by imposed by the ACA on certain individuals who failed to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (BBA), among other things, amended the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a U.S. District Court ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Subsequently, the U.S. Fifth Circuit Court of Appeals upheld the U.S. District Court ruling as to the unconstitutionality of the individual mandate, but remanded the decision for further analysis of whether the unconstitutionality of one provision would render the entirety of the ACA unconstitutional. While the ruling has no immediate effect pending review by the lower court and potential appeal of the decision to the U.S. Supreme Court, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. The effect that the ACA and its possible repeal and replacement may have on our business remains unclear.
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidate we develop or complementary diagnostics or companion diagnostics or additional pricing pressures.
Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.
Significant developments arising from changes in the political climate could have a material adverse effect on us.
Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment, and any negative sentiments towards the U.S. as a result of such changes, could adversely affect our business.
In addition, the U.K. formally withdrew from the E.U. on January 31, 2020 with a transition period through December 31, 2020. During the transition period, the U.K. will continue to follow E.U. law and will negotiate with the E.U. on the terms of its relationship post-2020. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from E.U. directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the E.U., may adversely affect our operating results and growth prospects as well as the manner in which we conduct our business operations in Europe.
Changes to tax regulations to which we are subject could adversely affect us.
We are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.
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
We have been and continue to be involved in number of lawsuits with a variety of generic drug manufacturers who have filed ANDAs relating to certain of our patents. We have been successful in asserting that these third parties have infringed certain of our patents, but we may not be successful in such lawsuits in the future. Please see Part I, Item 3, Legal Proceedings, of this Annual Report for additional information.
If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products, our business will be harmed.
The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. The HETLIOZ® U.S. new chemical entity (NCE) patent (the primary patent covering the product as a new composition of matter) received the full five-year patent term extension under the Hatch-Waxman Act and so, assuming that we continue to have rights under our license agreement with respect to this product, this patent in the U.S. expires in December 2022. We also own HETLIOZ® U.S. method of treatment patents (directed to the approved method of treatment as described in the HETLIOZ® label approved by the FDA), which expire normally between 2033 and 2035, and a drug substance patent which expires in 2035. The Fanapt® U.S. NCE patent received the full five-year patent term extension under the Hatch-Waxman Act and so this patent in the U.S. expired in November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the Orange Book in January 2015, is set to expire in 2027. Please see the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” and Part I, Item 3, Legal Proceedings, of this Annual Report for additional information. Eight additional U.S. patents directed to methods of treating patients with Fanapt®, which are set to expire between 2025 and 2031, were issued to us in 2015.
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
As described elsewhere in these risk factors and in Part I, Item 3, Legal Proceedings, of this Annual Report, we have initiated lawsuits to enforce our patent rights against certain generic pharmaceutical companies.

Risks related to our common stock
Our stock price has been highly volatile and may be volatile in the future, and purchasers of our common stock could incur substantial losses.
The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2019 and December 31, 2019, the high and low sale prices of our common stock as reported on The Nasdaq Global Market varied between $11.83 and $31.30. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.
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
In addition to our outstanding common stock, as of December 31, 2019, there were a total of 6,144,430 shares of our common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our 2006 and 2016 Equity Incentive Plans. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.
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
Our headquarters office consists of a total of 43,462 square feet of office space located at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. under operating leases and subleases that expire between 2026 and 2028 and are subject to renewal options. In addition, we have 2,880 square feet of office space in London, England under an operating lease that has a lease term ending in 2021 and is subject to a renewal option, and other short term leases. We believe that these facilities are suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS
Fanapt®. We have been involved in litigation with Roxane Laboratories, Inc. (Roxane) and its affiliates, West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp (West-Ward), since we filed a lawsuit against Roxane in the U.S. District Court for the District of Delaware (Delaware District Court) for patent infringement in June 2014. The lawsuit was filed in response to Roxane’s submission to the U.S. Food and Drug Administration (FDA) of an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of certain of our patents covering Fanapt®, including U.S. Patent No. 8,586,610 (‘610 Patent). In August 2016, the Delaware District Court ruled in our favor, permanently enjoining Roxane from manufacturing, using, selling, offering to sell, distributing or importing any generic iloperidone product described in Roxane’s ANDA until the expiration of the ‘610 Patent in November 2027, or May 2028 if we obtain pediatric exclusivity. In April 2018, following an appeal by Roxane of the Delaware District Court’s decision to the Federal Circuit Court of Appeals (Federal Circuit), the Federal Circuit affirmed the Delaware District Court’s ruling. In June 2018, West-Ward, having replaced Roxane as defendants following the acquisition of Roxane by West-Ward’s parent company, Hikma Pharmaceuticals PLC, petitioned the Federal Circuit for a rehearing en banc. In August 2018, the Federal Circuit denied West-Ward's petition. In January 2019, West-Ward filed a petition in the U.S. Supreme Court for a writ of certiorari seeking reversal of the Federal Circuit’s decision. In March 2019, the U.S. Supreme Court invited the Solicitor General of the U.S. to file a brief in the matter expressing the views of the U.S. In January 2020, the U.S. Supreme Court denied West-Ward's petition for writ of certiorari.
In 2015, we filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp. (Apotex, and collectively with Roxane, Inventia, Lupin and Taro, the Fanapt® Defendants). These lawsuits were filed in response to the submission to the FDA by each of the Fanapt® Defendants of ANDAs for generic versions of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the U.S. Patent No. 9,138,432 in September 2025. We entered into separate confidential stipulations with each of Inventia and Lupin regarding any potential launch of their generic versions of Fanapt®. The parties are scheduled to provide the court with a status report in March 2020 with respect to the remaining lawsuits against the other Fanapt® Defendants.
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
In March 2019, April 2019, and May 2019, we filed three additional patent infringement lawsuits in the Delaware District Court against the HETLIOZ® Defendants following the receipt of additional Paragraph IV Letters from each concerning our Orange Book listed U.S. Patent No. 10,149,829, which expires in 2033. These lawsuits have been consolidated with the other lawsuits against the HETLIOZ® Defendants and are also scheduled for trial in October 2020.
In November and December 2019, we filed additional patent infringement lawsuits in the Delaware District Court against Apotex and Teva, respectively, for infringement of our Orange Book listed U.S. Patent No. 10,376,487 ('487 Patent) following the receipt of additional Paragraph IV Letters from Apotex and Teva regarding the '487 Patent, which expires in July 2035. Teva asserted a counterclaim for a declaratory judgment that the ‘487 Patent is invalid. We answered Teva’s counterclaim by denying their allegation that the ‘487 Patent is invalid. In January 2020, we filed two additional patent infringement lawsuits in the Delaware District Court against Teva and Apotex for infringement of our Orange Book-listed U.S. Patent No. 10,449,176 (‘176 Patent) following the receipt of additional Paragraph IV Letters from Teva and Apotex regarding the ‘176 Patent, which expires in January 2033. A trial date has not yet been scheduled for these lawsuits.

In January 2020, we received an additional Paragraph IV Letter from MSN concerning the '487 patent, in which MSN alleges that the ‘487 Patent is invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale offer for sale, or importation of MSN's generic version of HETLIOZ® as described in MSN's ANDA. We intend to vigorously pursue a patent infringement lawsuit permanently enjoining MSN from infringing the claims of the ‘487 Patent.
Other Matters. In April 2018, we submitted a protocol amendment to the FDA, proposing a 52-week open-label extension (OLE) period for patients who had completed the tradipitant Phase II clinical study (2301) in gastroparesis. In May 2018, based on feedback from the FDA, we amended the protocol limiting the duration of treatment in the 2301 study to a total of three months, while continuing to seek further dialogue with the FDA on extending the study duration to 52-weeks. As a part of this negotiation process, in September 2018, we submitted a new follow-on 52-week OLE protocol to the FDA (2302) for patients who had completed the 2301 study. While waiting for further feedback, we did not enroll any patients in any study beyond 12 weeks. In December 2018, the FDA imposed a partial clinical hold (PCH) on the two proposed studies, stating that we are required first to conduct additional chronic toxicity studies in canines, monkeys or minipigs before allowing patients access in any clinical protocol beyond 12 weeks. At that time, the FDA informed us that the original PCH was not based on any safety or efficacy data related to tradipitant, but, rather, that these additional toxicity studies were required by a guidance document. Subsequently, the FDA has taken the position that an additional study was required in order for the FDA to have adequate toxicology data to undertake a risk analysis of tradipitant.
On February 5, 2019, we filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia (DC District Court), challenging the FDA’s legal authority to issue the PCH, and seeking an order to set it aside. In February 2019, the FDA filed a Motion for Voluntary Remand to the Agency and for a Stay of the Case. In March 2019, the DC District Court granted the FDA’s request for voluntary remand and returned the matter to the FDA for further consideration. In April 2019, the FDA provided its remand response, in which it indicated that, upon review of scientific literature and tradipitant data, it believes that a PCH continues to be appropriate until we have safety data from a nine-month non-rodent toxicity study. In May 2019, we filed an amended complaint, and in July 2019, we filed a Motion for Summary Judgment based on our continuing belief after review of the FDA’s remand response that additional chronic toxicity studies are unjustified, and that we have provided the FDA with sufficient information regarding the safety of tradipitant to justify the continued study of tradipitant in patients beyond 12 weeks, in accordance with applicable law and FDA regulations. The FDA filed a reply and cross-motion for summary judgment in October 2019 and an oral hearing was held on December 13, 2019. On January 31, 2020, the Court granted the FDA's cross-motion for summary judgment and granted judgment in favor of the FDA on our claims. We are evaluating our options, including a potential appeal, and we intend to continue vigorously pursuing our interests in the matter.
In February 2019, a qui tam action filed against us was unsealed by order of the DC District Court. The qui tam action, which was filed under seal in March 2017, was brought by a former employee of ours on behalf of the U.S., 28 states and the District of Columbia (collectively, the Plaintiff States) and the policyholders of certain insurance companies under the Federal False Claims Act and state law equivalents to the Federal False Claims Act and related state laws. The complaint alleged that we violated these laws through the promotion and marketing of our products Fanapt® and HETLIOZ® and sought, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs. By virtue of the DC District Court having unsealed the original complaint, we learned that in January 2019, the U.S. Department of Justice (the DOJ), as well as the Plaintiff States, elected not to intervene in the qui tam action at that time. In May 2019, the plaintiff filed an amended complaint under seal repeating the same allegations and seeking the same relief. According to a filing unsealed in June 2019, the DOJ reaffirmed its decision not to intervene and incorporated its prior filing, indicating that neither the DOJ nor the Plaintiff States were intervening regarding the original complaint. Although the DOJ and the Plaintiff States have elected not to intervene, the plaintiff may litigate this action and the DOJ and the Plaintiff States may later seek to intervene in the action. In August 2019, we filed a motion to dismiss, and in October 2019 the plaintiff filed a reply. We intend to vigorously defend ourselves in the case. The Court will hear our motion to dismiss on March 20, 2020.
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

In July 2019, a shareholder derivative complaint, Samuel Williams vs. Mihael Polymeropoulos, et al., was filed in the U.S. District Court for the Eastern District of New York naming certain of our current and former directors and officers as defendants. In September 2019, a shareholder derivative complaint, Michael Bavaro v. Mihael Polymeropoulos, et al., was filed in the Delaware District Court naming certain of our current and former directors and officers as defendants. In October 2019, we filed a motion to transfer the Bavaro case to the Eastern District of New York, where the Gordon and Williams cases are pending. In February 2020, the Delaware District Court issued an order staying the Bavaro case pending the resolution of the Williams case. These complaints, filed on behalf of purported stockholders, derivatively on our behalf, assert claims for alleged breach of fiduciary duties by certain of our current and former directors and officers. We believe that we have meritorious defenses and intend to vigorously defend these lawsuits. We do not anticipate that this litigation will have a material adverse effect on our business, results of operations or financial condition. However, these lawsuits are subject to inherent uncertainties, the actual cost may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient.
In July 2017, the CHMP issued a negative opinion recommending against approval of Fanaptum® (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the E.U. The CHMP was of the opinion that the benefits of Fanaptum® did not outweigh its risks and recommended against marketing authorization. In March 2018, we filed an application seeking annulment of the EMA’s negative opinion and the subsequent European Commission decision refusing marketing authorization of Fanaptum in the European General Court. In December 2019, the General Court issued its judgment dismissing the action, leaving the EMA opinion and Commission decision intact. We are considering our options to appeal the decision.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on The Nasdaq Global Market under the symbol “VNDA.” As of February 18, 2020, there were seven holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2014 and its relative performance is tracked through December 31, 2019. The comparisons in the table are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock. We have never paid cash dividends to our stockholders and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this Annual Report pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

Securities Authorized for Issuance under Equity Incentive Plans
Information regarding securities authorized for issuance under equity incentive plans will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are each derived from our audited consolidated financial statements included in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are each derived from our audited consolidated financial statements not included herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.
The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report.

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2019 (1)	2018 (1)(2)	2017 (1)(2)	2016 (1)(2)	2015 (1)(2)
Statements of Operations Data
Total revenues	$227,188	$193,118	$165,083	$146,017	$109,925
Operating expenses:
Cost of goods sold excluding amortization	24,488	20,508	17,848	24,712	23,462
Research and development	48,649	43,594	38,547	29,156	29,145
Selling, general and administrative	129,736	105,751	123,841	99,787	84,531
Intangible asset amortization	1,505	1,527	1,750	10,933	12,972
Total operating expenses	204,378	171,380	181,986	164,588	150,110
Income (loss) from operations	22,810	21,738	(16,903)	(18,571)	(40,185)
Other income	6,218	3,608	1,472	665	320
Income (loss) before income taxes	29,028	25,346	(15,431)	(17,906)	(39,865)
Provision (benefit) for income taxes	(86,525)	138	136	104	—
Net income (loss)	$115,553	$25,208	$(15,567)	$(18,010)	$(39,865)
Net income (loss) per share:
Basic	$2.17	$0.50	$(0.35)	$(0.41)	$(0.94)
Diluted	$2.11	$0.48	$(0.35)	$(0.41)	$(0.94)
Weighted average shares outstanding:
Basic	53,137,562	50,859,947	44,735,146	43,449,441	42,250,254
Diluted	54,847,060	53,045,257	44,735,146	43,449,441	42,250,254

	December 31,
(in thousands)	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Balance Sheet Data
Cash and cash equivalents	$45,072	$61,005	$33,627	$40,426	$50,843
Marketable securities	267,057	196,355	109,786	100,914	92,337
Working capital	294,631	246,117	99,494	123,855	115,230
Total assets	483,748	332,130	205,425	210,374	213,050
Long-term liabilities	13,298	3,693	3,675	28,724	28,706
Total liabilities	72,803	56,708	74,038	79,044	80,023
Accumulated deficit	(220,665)	(336,218)	(361,426)	(345,859)	(327,849)
Total stockholders’ equity	410,945	275,422	131,387	131,330	133,027

(1)
We adopted Accounting Standards Codification (ASC) Subtopic 842 Leases (ASC 842), effective January 1, 2019, using a modified retrospective transition. Results for the years ended prior to December 31, 2019 are accounted for in accordance with ASC 840.

(2)
We adopted Accounting Standards Codification (ASC) Subtopic 606 Revenue from Contracts with Customers (ASC 606), effective January 1, 2018, using the modified retrospective method to those contracts which were not completed as of January 1, 2018. Results for the years ended prior to December 31, 2018 are accounted for in accordance with ASC 605.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with Selected Consolidated Financial Data and our consolidated financial statements and related notes appearing in this annual report on Form 10-K (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report include historical information and other information with respect to our plans and strategy for our business and contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the “Risk Factors” section of this report and elsewhere in this Annual Report.
Overview
Vanda Pharmaceuticals Inc. (we, our or Vanda) is a leading global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients.
We strive to advance novel approaches to bring important, new medicines to market through responsible innovation. We are committed to the use of technologies that support sound science, including genetics and genomics, in drug discovery, clinical trials and the commercial positioning of our products.
Our commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first treatment for Non-24 approved by the FDA. In addition, we have a number of drugs in development, including:

•	HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, Smith-Magenis Syndrome (SMS), pediatric Non-24 and delayed sleep phase disorder (DSPD);

•	Fanapt® (iloperidone) for the treatment of bipolar disorder and a long acting injectable (LAI) formulation program for the treatment of schizophrenia;

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, for the treatment of atopic dermatitis, gastroparesis and motion sickness;

•	VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of hematologic malignancies and with potential use as a treatment for several oncology indications;

•	VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, with potential use for the treatment of psychiatric disorders; and

•
Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors for the treatment of dry eye and ocular inflammation and for the treatment of secretory diarrhea disorders, including cholera.

Operational Highlights
Tradipitant

•	Results from the EPIONE study of tradipitant in the treatment of pruritus in atopic dermatitis were reported today. We will reassess EPIONE 2 and determine next steps.

•	Enrollment in the Phase III study of tradipitant in gastroparesis (VP-VLY-686-3301) is ongoing.

•	We expect to complete the Phase III program of tradipitant in motion sickness and file an NDA with the FDA in 2020.

•	We continue to engage with the FDA over the requirement of a nine-month dog toxicity study.
HETLIOZ®

•	We submitted an sNDA for HETLIOZ® in SMS, including data for a liquid formulation, and expect regulatory action by the FDA in 2020.

•	We continue to pursue approval for HETLIOZ® in the treatment of jet lag disorder.

•	A clinical program for HETLIOZ® in DSPD is ongoing.

Fanapt®

•	A Phase III study of Fanapt® in bipolar disorder is ongoing.

•	Development of the LAI formulation of Fanapt® is ongoing.
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing HETLIOZ® and Fanapt® in the U.S. and Europe, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks which are detailed in Risk Factors reported in Item 1A of Part I of this Annual Report.
As described in Part I, Item 3, Legal Proceedings, of this Annual Report, we have initiated lawsuits to enforce our patent rights against certain generic pharmaceutical companies.
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
A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2019 included in this Annual Report. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.
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
Net Product Sales. Our net product sales consist of sales of HETLIOZ® and sales of Fanapt®. In accordance with ASC Subtopic 606 Revenue from Contracts with Customers (ASC 606), which we adopted January 1, 2018, we account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue when control of the product is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer. Sales taxes, value add taxes, and usage-based taxes are excluded from revenues.
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
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. We estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method and update our estimate at each reporting date. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Reserves for variable consideration are classified as product revenue allowances on the consolidated balance sheets, with the exception of prompt-pay discounts which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the consolidated balance sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, and product returns which are resolved during the product expiry period specified in the customer contract. We currently record sales allowances for the following:
Prompt-pay: Specialty pharmacies and wholesalers are offered discounts for prompt payment. We expect that the specialty pharmacies and wholesalers will earn prompt payment discounts and, therefore, deduct the full amount of these discounts from total product sales when revenues are recognized.
Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contracted discount rates and estimated patient utilization.
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
Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund approximately 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients through 2018. Public Law No. 115-123, also known as the Bipartisan Budget Act of 2018 enacted on February 9, 2018 increased the manufacturer discount from 50% to 70% effective in 2019 for applicable drugs. We account for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D coverage gap are based in part on historical activity and, where available, actual and pending prescriptions when we have validated the insurance benefits.
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
Product Returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of December 31, 2019 or 2018.

The following table summarizes sales discounts and allowance activity as of and for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2016	$31,202	$6,458	$37,660
Provision related to current period sales	53,406	23,751	77,157
Adjustments for prior period sales	(3,883)	1,362	(2,521)
Credits/payments made	(60,496)	(24,214)	(84,710)
Balances at December 31, 2017	20,229	7,357	27,586
Provision related to current period sales	59,317	23,796	83,113
Adjustments for prior period sales	811	370	1,181
Credits/payments made	(58,223)	(21,823)	(80,046)
Balances at December 31, 2018	22,134	9,700	31,834
Provision related to current period sales	59,358	26,872	86,230
Adjustments for prior period sales	(350)	(399)	(749)
Credits/payments made	(58,750)	(26,022)	(84,772)
Balances at December 31, 2019	$22,392	$10,151	$32,543
The provision for rebates and chargebacks of $59.4 million and $59.3 million for the years ended December 31, 2019 and 2018, respectively, primarily represents Medicaid rebates applicable to sales of Fanapt® and HETLIOZ®. The provision for discounts, returns and other of $26.9 million and $23.8 million for the years ended December 31, 2019 and 2018, primarily represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, estimated product returns of Fanapt®, as well as co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.
Stock-based compensation. Compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on the historical volatility of our publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have never paid cash dividends to our stockholders and do not plan to pay dividends in the foreseeable future. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Income taxes. We assess the need for a valuation allowance against our deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected taxable income. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities. During 2019, after considering all available positive and negative evidence, including but not limited to cumulative income in recent periods, historical, current and future projected results and significant risks and uncertainties related to forecasts, we concluded that it was more likely than not that substantially all of our deferred tax assets in the U.S. are realizable in future periods. A valuation allowance has been retained against certain U.S. federal tax attributes with short carryforward periods and District of Columbia state deferred tax assets as of December 31, 2019. A full valuation allowance was recorded against all net U.S. deferred tax assets as of December 31, 2018. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II of this Annual Report for information on recent accounting pronouncements.
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Since our inception, we have incurred significant losses resulting in an accumulated deficit of $220.7 million as of December 31, 2019. Our total stockholders’ equity was $410.9 million as of December 31, 2019.
Year ended December 31, 2019 compared to year ended December 31, 2018
Revenues. Total revenues increased by $34.1 million, or 18%, to $227.2 million for the year ended December 31, 2019 compared to $193.1 million for the year ended December 31, 2018. Revenues were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	Net Change	Percent
HETLIOZ® product sales, net	$142,980	$115,835	$27,145	23%
Fanapt® product sales, net	84,208	77,283	6,925	9%
Total net product sales	$227,188	$193,118	$34,070	18%

HETLIOZ® product sales, net increased by $27.1 million, or 23%, to $143.0 million for the year ended December 31, 2019 compared to $115.8 million for the year ended December 31, 2018. The increase to net product sales was attributable to an increase in volume and an increase in price net of deductions.
Fanapt® product sales, net increased by $6.9 million, or 9%, to $84.2 million for the year ended December 31, 2019 compared to $77.3 million for the year ended December 31, 2018. The increase to net product sales was attributable to an increase in price net of deductions.
Cost of goods sold. Cost of goods sold increased by $4.0 million, or 19%, to $24.5 million for the year ended December 31, 2019 compared to $20.5 million for the year ended December 31, 2018. Cost of goods sold includes third party manufacturing costs of product sold, third party royalty costs and distribution and other costs. Third party royalty costs were 10% and 5% of net product sales of HETLIOZ® in the U.S. and Germany, respectively, and 9% of net product sales of Fanapt®. Third party royalty costs on net product sales of Fanapt® will decrease to 6% beginning January 2020.
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
Research and development expenses. Research and development expenses increased by $5.1 million, or 12%, to $48.6 million for the year ended December 31, 2019 compared to $43.6 million for the year ended December 31, 2018. The increase was primarily due to an increase in clinical trial expenses associated with the tradipitant and Fanapt programs as well as an increase in indirect project costs including stock-based compensation expense, partially offset by a decrease in expenses associated with the HETLIOZ® clinical programs.
The following table summarizes the costs of our product development initiatives for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(in thousands)	2019	2018
Direct project costs (1)
HETLIOZ®	$8,672	$12,709
Fanapt®	5,516	3,438
Tradipitant	21,290	16,978
VTR-297	1,609	2,190
CFTR	4,511	3,870
Other	668	619
	42,266	39,804
Indirect project costs (1)
Stock-based compensation	3,207	1,290
Other indirect overhead	3,176	2,500
	6,383	3,790
Total research and development expense	$48,649	$43,594

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $24.0 million, or 23%, to $129.7 million for the year ended December 31, 2019 compared to $105.8 million for the year ended December 31, 2018. The increase was primarily the result of higher spend on legal and corporate related activities, including personnel costs, and Non-24 direct to consumer marketing.
Intangible asset amortization. Intangible asset amortization was $1.5 million for each of the years ended December 31, 2019 and 2018.
Other income. Other income was $6.2 million for the year ended December 31, 2019 compared to $3.6 million for the year ended December 31, 2018. Other income primarily relates to investment income on our marketable securities.
Provision for income taxes. An income tax benefit of $86.5 million was recorded for the year ended December 31, 2019 and a provision for income taxes of $0.1 million was recorded for the year ended December 31, 2018. The income tax benefit for 2019 was primarily due to the reduction of the tax valuation allowance against substantially all of its deferred tax assets in the U.S. Tax expense associated with U.S. income before income taxes for the years ended December 31, 2019 and 2018 was offset by a corresponding tax benefit for the reduction of the valuation allowance recorded against tax attributes that were utilized in those periods. Income tax expense was recorded related to certain U.S. state and foreign jurisdictions for the years ended December 31, 2019 and 2018.
Liquidity and Capital Resources
As of December 31, 2019, our total cash and cash equivalents and marketable securities were $312.1 million compared to $257.4 million at December 31, 2018. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of December 31, 2019 and 2018 are summarized as follows:

(in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$45,072	$61,005
Marketable securities:
U.S. Treasury and government agencies	88,601	69,270
Corporate debt	130,055	105,910
Asset-backed securities	48,401	21,175
Total marketable securities	267,057	196,355
Total cash, cash equivalents and marketable securities	$312,129	$257,360
As of December 31, 2019, we maintained all of our Cash in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
We expect to incur substantial costs and expenses throughout 2020 and beyond in connection with our continued clinical development of tradipitant and our other products, U.S. commercial activities for HETLIOZ® and Fanapt®, the European commercial launch activities for HETLIOZ® and payments due upon achievement of milestones under our license agreements. Additionally, we continue to pursue market approval of HETLIOZ® and Fanapt® in other regions. The actual costs to advance tradipitant and our research and development projects and commercial activities for HETLIOZ® and Fanapt® are difficult to estimate and may vary significantly. We believe that our existing funds will be sufficient to meet our operating plans for at least the next twelve months. Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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
Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018	Net Change
Net cash provided by (used in):
Operating activities:
Net income	$115,553	$25,208	$90,345
Non-cash charges	(72,731)	12,568	(85,299)
Net change in operating assets and liabilities	3,125	(7,790)	10,915
Operating activities	45,947	29,986	15,961
Investing activities:
Acquisition of intangible asset	—	(25,000)	25,000
Purchases of property and equipment	(1,019)	(368)	(651)
Net purchases of marketable securities	(67,290)	(84,292)	17,002
Investing activities	(68,309)	(109,660)	41,351
Financing activities:
Net proceeds from offering of common stock	—	100,870	(100,870)
Proceeds from exercise of employee stock options and other	6,264	6,256	8
Financing activities	6,264	107,126	(100,862)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(38)	37
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,099)	$27,414	$(43,513)
Operating Activities. Cash flows provided by operating activities during the year ended December 31, 2019 were $45.9 million, an increase of $16.0 million compared to $30.0 million during the year ended December 31, 2018. The increase reflects an increase of $90.3 million in net income and $10.9 million from the net change in operating assets and liabilities, partially offset by a decrease of $85.3 million in non-cash charges primarily due to the reduction of our tax valuation allowance against substantially all of our deferred tax assets in the U.S. The increase of $10.9 million from the net change in operating assets and liabilities primarily relates to a decrease in accounts receivable attributable to the timing of shipments and payments and an increase in accounts payable and other liabilities attributable to the timing of activities and payments.
Investing Activities. Cash flows used in investing activities during the year ended December 31, 2019 were $68.3 million, a decrease of $41.4 million compared to $109.7 million during the year ended December 31, 2018. Investing activities reflect continued net reinvestment of available cash and cash equivalents in our portfolio of marketable securities. Additionally, during the year ended December 31, 2018, we paid $25.0 million upon achievement of a HETLIOZ® milestone obligation.
Financing Activities. Cash flows provided by financing activities during the year ended December 31, 2019 were $6.3 million, a decrease of $100.9 million compared to $107.1 million during the year ended December 31, 2018. During the year ended December 31, 2018, we received net cash proceeds of $100.9 million from a public offering of common stock.
Off-balance sheet arrangements
We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual obligations and commitments
The following is a summary of our non-cancellable long-term contractual cash obligations as of December 31, 2019:

	Cash payments due by year (3)(4)
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases (1)	$20,103	$2,326	$2,332	$2,355	$2,420	$2,488	$8,182
Purchase commitments (2)	10,614	9,167	966	481	—	—	—
	$30,717	$11,493	$3,298	$2,836	$2,420	$2,488	$8,182

(1)
Operating leases include the minimum lease payments for our operating lease liabilities. This table does not include obligations under short-term lease agreements, variable payments for building maintenance and other services and executory costs associated with our operating lease agreements.

(2)
Purchase commitments include noncancellable purchase commitments for agreements longer than one year and primarily relate to commitments for media and data services. This table does not include various other long-term agreements entered into for services with other third party vendors, such as inventory purchase commitments, due to the cancelable nature of the services or variable terms within the agreement. Additionally, this table does not include rebates, chargebacks or discounts recorded as liabilities at the time that product sales are recognized as revenue.

(3)
This table does not include potential future milestone obligations under our license agreements for which we have not deemed it probable that the milestone event will occur as of December 31, 2019. See Part I, Item 1, Business, of this Annual Report, for a description of our licensing arrangements and remaining milestone obligations.

(4)
This table does not include liabilities related to uncertain tax positions taken as of December 31, 2019. Due to the uncertainties in the timing of potential tax audits, the timing associated with the resolution of these positions is also uncertain.

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
Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. There were 5 major customers that each accounted for more than 10% of total revenues and, as a group, represented 96% of total revenues for the year ended December 31, 2019. There were 5 major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 94% of total accounts receivable at December 31, 2019. We mitigate our credit risk relating to accounts receivable from customers by performing ongoing credit evaluations.
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
The consolidated financial statements and related financial statement schedules required to be filed are listed in the Index to Consolidated Financial Statements and are incorporated in Item 15 of Part IV of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (Exchange Act)) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2019, the end of the period covered by this Annual Report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, under the captions “Corporate Governance” and “Compensation of Executive Officers,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, under the caption “Corporate Governance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G (3) to Form 10-K.
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

Vanda Pharmaceuticals Inc.

February 26, 2020	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D.	President and Chief Executive Officer and Director (principal executive officer)	February 26, 2020
Mihael H. Polymeropoulos, M.D.

/s/ James P. Kelly	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 26, 2020
James P. Kelly

/s/ H. Thomas Watkins	Chairman of the Board and Director	February 26, 2020
H. Thomas Watkins

/s/ Anne Sempowski Ward	Director	February 26, 2020
Anne Sempowski Ward

/s/ Phaedra Chrousos	Director	February 26, 2020
Phaedra Chrousos

/s/ Richard W. Dugan	Director	February 26, 2020
Richard W. Dugan

	Director	February 26, 2020
Stephen Ray Mitchell

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vanda Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Medicaid rebates
As described in Note 2 to the consolidated financial statements, allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contracted discount rates and estimated patient utilization. The Company has recorded product revenue allowances of $31.9 million as of December 31, 2019, of which a significant amount relates to allowances for Medicaid rebates.
The principal considerations for our determination that performing procedures relating to Medicaid rebates is a critical audit matter are there was significant judgment by management due to the significant measurement uncertainty involved in developing the allowances, as these allowances are based on assumptions developed for estimated patient utilization, primarily payor mix, invoice lag and inventory levels within the distribution channel. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions, related to the estimated patient utilization.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowances for Medicaid rebates, including controls over the assumptions used to estimate these rebates. These procedures also included, among others, (i) developing an independent estimate of the Medicaid rebates by utilizing third-party information related to payor mix, as well as inventory levels within the distribution channel and the historical trends of the invoice lag; (ii) comparing the independent estimate to management’s estimate; and (iii) testing rebate claims processed by the Company, including evaluating those claims for consistency with the contractual and mandated terms of the Medicaid Drug Rebate Program.
Product Returns for Fanapt
As described in Note 2 to the consolidated financial statements, the Company generally offers direct customers a limited right to return as contractually defined with the customers. The Company has recorded a reserve for product returns for Fanapt of $6.1 million as of December 31, 2019. Management considers several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity including activity for product sold for which the return period has past, prescription trends and other relevant factors. Management does not expect returned goods to be resalable.
The principal considerations for our determination that performing procedures relating to the product returns for Fanapt is a critical audit matter are there was significant judgment by management due to the significant measurement uncertainty involved in developing the reserve, as the reserve is based on assumptions developed using return activity with limited historical information and inventory levels within the distribution channel. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures relating to these significant assumptions, and evaluating audit evidence relating to the reserve for product returns for Fanapt.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the reserve for product returns for Fanapt, including controls over the assumptions used to estimate this reserve. These procedures also included, among others, (i) developing an independent estimate of the returns by utilizing information related to the historical return activity and the inventory in the distribution channel, (ii) comparing the independent estimate to management’s estimate; and (iii) testing returns processed by the Company, including evaluating the returns for consistency with the contractual and mandated terms of the Company’s returns arrangements.
Valuation Allowance for Deferred Tax Assets
As described in Note 15 to the consolidated financial statements, the Company has recorded a valuation allowance on deferred tax assets of $8.2 million as of December 31, 2019. For the year ended December 31, 2019, the Company recorded income tax benefit of $86.5 million. The income tax benefit for 2019 was primarily due to the reduction of the Company's tax valuation allowance against substantially all of its deferred tax assets in the U.S. Management assesses the need for a valuation allowance against its deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Management’s analysis depends on historical and projected taxable income. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities.
The principal considerations for our determination that performing procedures relating to the valuation allowance for deferred tax assets is a critical audit matter are there was significant judgment by management due to the significant measurement uncertainty involved in determining the realizability of the deferred tax assets, as realizability is based on historical taxable income and projected taxable income, specifically related to assumptions developed for projected revenue, commercial expenses and research and development activities. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures related to evaluating management’s judgments about the Company’s ability to realize deferred tax assets, including the evaluation of significant assumptions related to the realizability of deferred tax assets, and evaluating audit evidence relating to assumptions for projected revenue, commercial expenses and research and development activities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation allowance for deferred tax assets, including controls over the assessment of the need for valuation allowances. These procedures also included, among others, (i) testing management’s process for developing projected taxable income; (ii) evaluating the appropriateness of the method for estimating projected taxable income; (iii) testing the completeness, accuracy, and relevance of underlying data used in the estimate; and (iv) evaluating the significant assumptions used by management to estimate projected revenue, commercial expenses and research and development activities. Evaluating management’s assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the company, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 26, 2020
We have served as the Company’s auditor since 2003.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$45,072	$61,005
Marketable securities	267,057	196,355
Accounts receivable, net	26,367	28,780
Inventory	1,140	994
Prepaid expenses and other current assets	14,500	11,998
Total current assets	354,136	299,132
Property and equipment, net	3,864	4,417
Operating lease right-of-use assets	11,180	—
Intangible assets, net	23,037	24,542
Deferred tax assets	87,680	—
Non-current inventory and other	3,851	4,039
Total assets	$483,748	$332,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,590	$21,584
Product revenue allowances	31,915	31,231
Milestone obligations under license agreements	—	200
Total current liabilities	59,505	53,015
Operating lease non-current liabilities	12,455	—
Other non-current liabilities	843	3,693
Total liabilities	72,803	56,708
Commitments and contingencies (Notes 10 and 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 53,549,612 and 52,477,593 shares issued and outstanding at December 31, 2019 and 2018, respectively	54	52
Additional paid-in capital	631,307	611,587
Accumulated other comprehensive income	249	1
Accumulated deficit	(220,665)	(336,218)
Total stockholders’ equity	410,945	275,422
Total liabilities and stockholders’ equity	$483,748	$332,130

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2019	2018	2017
Revenues:
Net product sales	$227,188	$193,118	$165,083
Total revenues	227,188	193,118	165,083
Operating expenses:
Cost of goods sold excluding amortization	24,488	20,508	17,848
Research and development	48,649	43,594	38,547
Selling, general and administrative	129,736	105,751	123,841
Intangible asset amortization	1,505	1,527	1,750
Total operating expenses	204,378	171,380	181,986
Income (loss) from operations	22,810	21,738	(16,903)
Other income	6,218	3,608	1,472
Income (loss) before income taxes	29,028	25,346	(15,431)
Provision (benefit) for income taxes	(86,525)	138	136
Net income (loss)	$115,553	$25,208	$(15,567)
Net income (loss) per share:
Basic	$2.17	$0.50	$(0.35)
Diluted	$2.11	$0.48	$(0.35)
Weighted average shares outstanding:
Basic	53,137,562	50,859,947	44,735,146
Diluted	54,847,060	53,045,257	44,735,146

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net income (loss)	$115,553	$25,208	$(15,567)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	6	(22)	30
Change in net unrealized gain (loss) on marketable securities	313	57	(122)
Tax provision on other comprehensive income	(71)	—	—
Other comprehensive income (loss), net of tax	248	35	(92)
Comprehensive income (loss)	$115,801	$25,243	$(15,659)

The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2016	44,000,614	$44	$477,087	$58	$(345,859)	$131,330
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	937,519	1	5,250	—	—	5,251
Stock-based compensation expense	—	—	10,465	—	—	10,465
Net loss	—	—	—	—	(15,567)	(15,567)
Other comprehensive loss, net of tax	—	—	—	(92)	—	(92)
Balances at December 31, 2017	44,938,133	45	492,802	(34)	(361,426)	131,387
Net proceeds from public offering of common stock	6,325,000	6	100,864	—	—	100,870
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,214,460	1	6,255	—	—	6,256
Stock-based compensation expense	—	—	11,666	—	—	11,666
Net income	—	—	—	—	25,208	25,208
Other comprehensive income, net of tax	—	—	—	35	—	35
Balances at December 31, 2018	52,477,593	52	611,587	1	(336,218)	275,422
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,072,019	2	6,262	—	—	6,264
Stock-based compensation expense	—	—	13,458	—	—	13,458
Net income	—	—	—	—	115,553	115,553
Other comprehensive income, net of tax	—	—	—	248	—	248
Balances at December 31, 2019	53,549,612	$54	$631,307	$249	$(220,665)	$410,945
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$115,553	$25,208	$(15,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,387	1,429	1,234
Stock-based compensation	13,458	11,666	10,465
Amortization of discounts and premiums on marketable securities	(3,099)	(2,221)	(426)
Intangible asset amortization	1,505	1,527	1,750
Deferred income taxes	(87,767)	—	—
Other non-cash adjustments, net	1,785	167	587
Changes in operating assets and liabilities:
Accounts receivable	2,342	(11,207)	2,525
Prepaid expenses and other assets	(2,764)	(4,258)	3,652
Inventory	(722)	70	(1,060)
Accounts payable and other liabilities	3,508	(618)	5,953
Product revenue allowances	761	8,223	(11,096)
Net cash provided by (used in) operating activities	45,947	29,986	(1,983)
Cash flows from investing activities
Acquisition of intangible asset	—	(25,000)	—
Purchases of property and equipment	(1,019)	(368)	(1,664)
Purchases of marketable securities	(394,517)	(282,395)	(148,135)
Maturities of marketable securities	327,227	198,103	139,568
Net cash used in investing activities	(68,309)	(109,660)	(10,231)
Cash flows from financing activities
Net proceeds from offering of common stock	—	100,870	—
Proceeds from exercise of employee stock options	6,264	6,256	5,251
Net cash provided by financing activities	6,264	107,126	5,251
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(38)	42
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,099)	27,414	(6,921)
Cash, cash equivalents and restricted cash
Beginning of year	61,749	34,335	41,256
End of year	$45,650	$61,749	$34,335
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
The Company's commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first treatment for Non-24 approved by the U.S. Food and Drug Administration (FDA). In addition, the Company has a number of drugs in development, including:

•	HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, Smith-Magenis Syndrome (SMS), pediatric Non-24 and delayed sleep phase disorder (DSPD);

•	Fanapt® (iloperidone) for the treatment of bipolar disorder and a long acting injectable (LAI) formulation program for the treatment of schizophrenia;

•	Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, for the treatment of atopic dermatitis, gastroparesis and motion sickness;

•	VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of hematologic malignancies and with potential use as a treatment for several oncology indications;

•	VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, with potential use for the treatment of psychiatric disorders; and

•
Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors for the treatment of dry eye and ocular inflammation and for the treatment of secretory diarrhea disorders, including cholera.

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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Management continually re-evaluates its estimates, judgments and assumptions, and management’s evaluation could change. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows:

	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$45,072	$61,005
Restricted cash included in:
Prepaid expenses and other current assets	—	157
Non-current inventory and other	578	587
Total cash, cash equivalents and restricted cash	$45,650	$61,749

Marketable Securities
The Company classifies all of its marketable securities as available-for-sale securities. The Company’s investment policy requires the selection of high-quality issuers. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss). At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. If declines in the value of available for-sale securities are determined to be other-than-temporary, a loss is recorded in earnings in the current period. Interest and dividend income is recorded when earned and included in other income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to earliest call date and maturity, respectively, and included in other income. The Company uses the specific identification method in computing realized gains and losses on the sale of investments, which would be included in the consolidated statements of operations when generated. All available-for-sale marketable securities are available for use in current operations and are classified as current.
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

Leases
In accordance with Accounting Standards Codification (ASC) 842, Leases, effective January 1, 2019, the Company determines if an arrangement contains a lease at inception. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. In the case the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including publicly available data for instruments with similar characteristics, to determine the present value of lease payments. The Company does not combine lease and non-lease elements for office leases. For existing leases as of January 1, 2019, executory costs are excluded from lease expense, which is consistent with the Company's accounting under ASC 840, Leases. For all leases entered into after January 1, 2019, executory costs are allocated between lease and non-lease elements based upon their relative stand-alone prices.
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

Revenue Recognition
In accordance with ASC Subtopic 606 Revenue from Contracts with Customers (ASC 606), which the Company adopted January 1, 2018, the Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company recognizes revenue when control of the product is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer. Sales taxes, value add taxes, and usage-based taxes are excluded from revenues. Results for reporting period ended December 31, 2017 were not adjusted and continue to be reported in accordance with historic accounting under ASC 605. The impact to the Consolidated Statements of Operations if the Company had applied ASC 606 for the year ended December 31, 2017 is not material.
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
HETLIOZ® product sales, net	$142,980	$115,835	$89,978
Fanapt® product sales, net	84,208	77,283	75,105
Total net product sales	$227,188	$193,118	$165,083

HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Specialty pharmacy customers include Diplomat Pharmacy, Inc. (a subsidiary of UnitedHealth Group) and Accredo (a subsidiary of Express Scripts). Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. Wholesaler customers include Cardinal Health, Inc., AmerisourceBergen

Drug Corporation, and McKesson Corporation. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. The Company evaluates outstanding receivables to assess collectability. In performing this evaluation, the Company analyzes economic conditions, the aging of receivables and customer specific risks.
The following table presents each major customer that represented more than 10% of total revenues for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Percent of Net Product Sales	2019	2018	2017
Distributor A	38%	37%	32%
Distributor B	23%	17%	10%
Distributor C	12%	14%	15%
Distributor D	12%	12%	15%
Distributor E	11%	12%	12%
Distributor F	—%	5%	11%

The following table presents each major customer that represented more than 10% of accounts receivable, net, as of December 31, 2019 and 2018:

	December 31,
Percent of Accounts Receivable, Net	2019	2018
Distributor A	21%	30%
Distributor B	21%	15%
Distributor C	18%	20%
Distributor D	16%	13%
Distributor E	18%	16%

The transaction price is determined based upon the consideration to which the Company will be entitled in exchange for transferring product to the customer. The Company’s product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. The Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method and updates its estimate at each reporting date. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which the Company has validated the insurance benefits. Reserves for variable consideration are classified as product revenue allowances on the consolidated balance sheets, with the exception of prompt-pay discounts which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the consolidated balance sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, and product returns which are resolved during the product expiry period specified in the customer contract. The Company currently records sales allowances for the following:
Prompt-pay: Specialty pharmacies and wholesalers are offered discounts for prompt payment. The Company expects that the specialty pharmacies and wholesalers will earn prompt payment discounts and, therefore, deducts the full amount of these discounts from total product sales when revenues are recognized.
Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contracted discount rates and estimated patient utilization.

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
Product Returns: The Company generally offers direct customers a limited right to return as contractually defined with the customers. The Company considers several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. The Company does not expect returned goods to be resalable. There was no right of return asset as of December 31, 2019 or 2018. The following table summarizes activity for product returns as of and for the years ended December 31, 2019, 2018 and 2017, all of which relates to sales of Fanapt®:

(in thousands)	Reserve for Product Returns
Balances at December 31, 2016	$3,080
Additions	5,978
Credits/payments	(4,939)
Balances at December 31, 2017	4,119
Additions	2,684
Credits/payments	(1,616)
Balances at December 31, 2018	5,187
Additions	3,138
Credits/payments	(2,205)
Balances at December 31, 2019	$6,120

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries, stock-based compensation, facilities and third party expenses. Selling, general and administrative expenses are associated with the activities of the corporate, finance, accounting, information technology, business development, commercial support, trade and distribution, sales, marketing, legal, medical affairs and human resource functions. Additionally, selling, general and administrative expenses included an estimate for the annual Affordable Care Act fee.
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
Advertising Expense
The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $3.2 million, $0.9 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other income and were not material for the years ended December 31, 2019, 2018 and 2017, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss (NOL) carryforwards that can be utilized in the future to offset taxable income. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement.

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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly-rated financial institutions. At December 31, 2019, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.
Segment and Geographic Information
The Company operates in one reporting segment and, accordingly, no segment disclosures are presented herein. Foreign sales were not material for each of the years ended December 31, 2019, 2018 and 2017.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which changes the impairment model for most financial assets and certain other financial instruments. The standard will require the use of a forward-looking “expected loss” model for instruments measured at amortized cost that generally will result in the earlier recognition of allowances for losses. The standard is effective for years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial results.
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
3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2019, which all have contractual maturities of less than two years:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$88,535	$68	$(2)	$88,601
Corporate debt	129,860	196	(1)	130,055
Asset-backed securities	48,355	49	(3)	48,401
Total marketable securities	$266,750	$313	$(6)	$267,057
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
Marketable securities classified in Level 1 and Level 2 as of December 31, 2019 and 2018 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of investments classified in Level 2 also is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes, and asset-backed securities that use as their basis readily observable market parameters.

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2019, as follows:

		Fair Value Measurement as of December 31, 2019 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$88,601	$88,601	$—	$—
Corporate debt	137,025	—	137,025	—
Asset-backed securities	48,401	—	48,401	—
Total assets measured at fair value	$274,027	$88,601	$185,426	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2018, as follows:

		Fair Value Measurement as of December 31, 2018 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$69,270	$69,270	$—	$—
Corporate debt	105,910	—	105,910	—
Asset-backed securities	21,175	—	21,175	—
Total assets measured at fair value	$196,355	$69,270	$127,085	$—

Total assets measured at fair value as of December 31, 2019 include $7.0 million of cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, product revenue allowances, and milestone obligations under license agreements, the carrying values of which materially approximate their fair values.
5. Inventory
The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Inventory levels are evaluated for the amount of inventory that would be sold within one year. At certain times, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. The Company classifies the estimate of such inventory as non-current. Inventory consisted of the following as of December 31, 2019 and 2018:

(in thousands)	December 31, 2019	December 31, 2018
Current assets
Work-in-process	$—	$48
Finished goods	1,140	946
Total inventory, current	$1,140	$994
Non-Current assets
Raw materials	$659	$86
Work-in-process	1,109	2,290
Finished goods	1,056	516
Total inventory, non-current	$2,824	$2,892

6. Property and Equipment
The following is a summary of the Company’s property and equipment, at cost, as of December 31, 2019 and 2018:

(in thousands)	Estimated Useful Life (Years)	December 31, 2019	December 31, 2018
Computer and other equipment	3	$4,398	$3,642
Furniture and fixtures	5 - 7	1,491	1,488
Leasehold improvements	5 - 11	4,587	4,506
Total property and equipment, gross		10,476	9,636
Accumulated depreciation and amortization		(6,612)	(5,219)
Total property and equipment, net		$3,864	$4,417

Depreciation expense was $1.4 million, $1.4 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

7. Leases
The Company's long-term leases primarily include operating leases and subleases for office space in Washington, D.C. and London, England. The Company recognized ROU assets and lease liabilities related to fixed payments for these long-term operating leases in its Consolidated Balance Sheet as of December 31, 2019. The Company also has short-term leases, including office space in Berlin, Germany.
In June 2011, the Company entered into an operating lease agreement under which it leases 33,534 square feet of office space for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. Subject to the prior rights of other tenants, the Company has the right to renew the lease for five years following its expiration in July 2028. As of December 31, 2019, the renewal period has not been included in the lease term. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The lease may be terminated early by the Company or the landlord under certain circumstances.
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
In May 2016, the Company entered into an operating lease agreement under which it leases 2,880 square feet of office space in London, England. The Company has the right to renew the lease for five years following its expiration in 2021. As of December 31, 2019, the renewal period has not been included in the lease term.
The following is a summary of the Company’s ROU assets and operating lease liabilities as of December 31, 2019:

(in thousands)	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$11,180

Liabilities
Operating lease current liabilities	Accounts payable and accrued liabilities	$2,147
Operating lease non-current liabilities	Operating lease non-current liabilities	12,455
Total lease liabilities		$14,602

Weighted average remaining lease term		8.1
Weighted average discount rate(1)		8.1%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

For the year ended December 31, 2019, the Company recognized operating lease cost of $2.3 million and short-term operating lease cost of $0.4 million. The Company also recognized $1.4 million of expense related to non-lease elements, such as building maintenance services and utilities, and executory costs associated with the operating leases. For existing leases as of January 1, 2019, executory costs are excluded from operating lease expense, which is consistent with the Company's accounting under ASC 840. For all leases entered into after January 1, 2019, executory costs are allocated between lease and non-lease elements based upon their relative stand-alone prices. For the years ended December 31, 2018 and 2017, the Company recognized $3.6 million and $3.2 million of rent expense, respectively, inclusive of lease expense, non-lease elements, and executory costs for short and long-term operating leases.
Cash paid for amounts included in the measurement of operating lease liabilities is included in operating cash flows and was $2.5 million for the year ended December 31, 2019.
The table below reconciles the Company's future cash obligations to operating lease liabilities recorded on the balance sheet as of December 31, 2019:

(in thousands)	Operating Leases
2020	$2,326
2021	2,332
2022	2,355
2023	2,420
2024	2,488
Thereafter	8,182
Total minimum lease payments	20,103
Less: amount of lease payments representing interest	(5,501)
Present value of future minimum lease payments	14,602
Less: current obligations under leases	(2,147)
Operating lease non-current liabilities	$12,455

At December 31, 2018, future minimum payments under noncancellable operating leases under ASC 840 were as follows:

	Cash Payments Due by Year
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$22,757	$2,483	$2,495	$2,335	$2,355	$2,420	$10,669

8. Intangible Assets
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
In April 2018, the Company met its final milestone under its license agreement when cumulative worldwide sales of HETLIOZ® reached $250.0 million. As a result of the achievement of this milestone, the Company made a payment to BMS of $25.0 million in 2018. The $25.0 million, which was capitalized as an intangible asset in the first quarter of 2015, was determined to be additional consideration for the acquisition of the HETLIOZ® intangible asset and is being amortized on a straight-line basis over the estimated economic useful life of the related product patents, the latest of which expires in July 2035.
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
The following is a summary of the Company’s intangible assets as of December 31, 2019:

		December 31, 2019
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$9,963	$23,037

The following is a summary of the Company’s intangible assets as of December 31, 2018:

		December 31, 2018
(in thousands)	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	February 2035	$33,000	$8,458	$24,542

As of December 31, 2019 and 2018, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
HETLIOZ®	$1,505	$1,527	$1,750

The following is a summary of the future intangible asset amortization schedule as of December 31, 2019:

(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
HETLIOZ®	$23,037	$1,478	$1,478	$1,478	$1,478	$1,478	$15,647

9. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of December 31, 2019 and 2018:

(in thousands)	December 31, 2019	December 31, 2018
Compensation and employee benefits	$6,597	$6,363
Royalties payable	5,904	5,172
Research and development expenses	5,893	5,593
Consulting and other professional fees	5,376	2,924
Operating lease liabilities	2,147	—
Other	1,673	1,532
Total accounts payable and accrued liabilities	$27,590	$21,584

10. Commitments and Contingencies
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. To date, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 8). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where the Company commercializes HETLIOZ® for a period equal to the greater of 10 years following the first commercial sale in the territory or the expiry of the new chemical entity (NCE) patent in that territory. During the period prior to the expiry of the NCE patent in a territory, the Company is obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no NCE patent existed or for the remainder of the 10 years after the expiry of the NCE patent. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company has agreed with BMS in the license agreement for HETLIOZ® to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
Fanapt®. Pursuant to the terms of a settlement agreement with Novartis, Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company paid directly to Sanofi S.A. (Sanofi) a fixed royalty of 3% of net sales from November 16, 2016 through December 31, 2019 related to manufacturing know-how. The Company is also obligated to pay Sanofi a fixed royalty on Fanapt® net sales equal to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the NCE patent has expired or was not issued. The Company is obligated to pay this 6% royalty on net sales in the U.S. through November 2026.
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. To date, the Company has paid Lilly $3.0 million in upfront fees and development milestones, including a $2.0 million milestone payment in July 2018 as a result of enrolling the first subject into a Phase III study for tradipitant. As of December 31, 2019, remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first marketing authorization for tradipitant either in the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of a marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
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
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. To date, the Company has paid UCSF $1.2 million in upfront fees and development milestones, including an upfront license fee payment of $1.0 million in 2017 and a $0.2 million development milestone payment in the March 2019. As of December 31, 2019, remaining milestone obligations include $12.2 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $12.2 million in development milestones is a $350,000 milestone due upon the conclusion of a Phase I study for each licensed product but not to exceed $1.1 million in total for the CFTR portfolio.
Purchase Commitments
In the course of its business, the Company regularly enters into agreements with clinical organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for clinical and marketing services may be terminated on generally 90 days’ notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. Noncancellable long-term contractual cash obligations include noncancellable purchase commitments longer than one year and primarily relate to commitments for media and data services, of which $9.2 million, $1.0 million and $0.5 million are expected to be paid in 2020, 2021 and 2022, respectively.
11. Public Offering of Common Stock
In March 2018, the Company completed a public offering of 6,325,000 shares of its common stock, including the exercise of the underwriters’ option to purchase an additional 825,000 shares of common stock, at a price to the public of $17.00 per share. Net cash proceeds from the public offering were $100.9 million, after deducting the underwriting discounts and commissions and offering expenses.
12. Accumulated Other Comprehensive Income
The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows for the years ended December 31, 2019 and 2018:

(in thousands)	December 31, 2019	December 31, 2018
Foreign currency translation	$13	$7
Unrealized gain (loss) on marketable securities	236	(6)
Accumulated other comprehensive income	$249	$1

There were no reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017.
13. Stock-Based Compensation
As of December 31, 2019, there were 6,144,430 shares that were subject to outstanding options and RSUs under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms on April 12, 2016, and the Company adopted the 2016 Plan. Outstanding options and RSUs under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended and restated twice to increase the number of shares reserved for issuance, among other administrative changes. Both amendments and restatements of the 2016 Plan were approved by the Company's stockholders. There are a total of 7,100,000 shares of common stock reserved for issuance under the 2016 Plan, 3,026,147 shares of which remained available for future grant as of December 31, 2019.
Stock Options
The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms. Service option awards granted to employees and new directors upon their election vest and become exercisable over four years, with the first 25% of the shares subject to service option awards vesting on the first anniversary of the grant date and the remaining 75% of the shares subject to the service option awards in 36 equal monthly installments thereafter. Subsequent annual service option awards granted to directors vest and become exercisable in full on the first anniversary of the grant date. Certain service option awards to executives and directors provide for accelerated vesting if there is a change in control of the Company. Certain service option awards to employees and executives provide for accelerated vesting if the respective employee’s or executive’s service is terminated by the Company for any reason other than cause or permanent disability.

As of December 31, 2019, $9.8 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.4 years. No option awards are classified as a liability as of December 31, 2019.
The following is a summary of option activity for the 2006 Plan and the 2016 Plan for the years ended December 31, 2019, 2018, and 2017:

2006 and 2016 Plans (in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	5,548,336	$11.62	5.58	$32,453
Granted	643,000	14.44
Forfeited	(290,729)	10.73
Expired	(605,617)	29.87
Exercised	(575,206)	9.13		3,140
Outstanding at December 31, 2017	4,719,784	10.03	5.63	24,421
Granted	567,500	19.22
Forfeited	(232,527)	13.99
Exercised	(685,715)	9.12		5,945
Outstanding at December 31, 2018	4,369,042	11.15	5.28	65,438
Granted	687,500	18.38
Forfeited	(53)	7.94
Expired	(15,000)	14.78
Exercised	(546,344)	11.47		2,482
Outstanding at December 31, 2019	4,495,145	12.21	5.58	22,148
Exercisable at December 31, 2019	3,371,836	10.31	4.53	21,200
Vested and expected to vest at December 31, 2019	4,354,708	12.02	5.46	22,039

The weighted average grant-date fair value of options granted was $10.19, $10.66 and $7.81 per share for the years ended December 31, 2019, 2018 and 2017, respectively. Proceeds from the exercise of stock options amounted to $6.3 million, $6.3 million and $5.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
As of December 31, 2019, $22.8 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.8 years. No RSUs are classified as a liability as of December 31, 2019.

The following is a summary of RSU activity for the 2006 Plan and the 2016 Plan for the years ended December 31, 2019, 2018, and 2017:

RSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,138,428	$10.07
Granted	857,336	14.57
Forfeited	(275,613)	11.41
Vested	(362,313)	9.78
Unvested at December 31, 2017	1,357,838	12.72
Granted	714,086	18.93
Forfeited	(229,603)	15.19
Vested	(528,745)	12.69
Unvested at December 31, 2018	1,313,576	15.68
Granted	937,328	19.46
Forfeited	(75,444)	18.93
Vested	(526,175)	14.54
Unvested at December 31, 2019	1,649,285	18.04

The grant date fair value for the 526,175 shares underlying RSUs that vested during the year ended December 31, 2019 was $7.7 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2019, 2018 and 2017 was allocated as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Research and development	$3,207	$1,290	$1,152
Selling, general and administrative	10,251	10,376	9,313
Total stock-based compensation expense	$13,458	$11,666	$10,465

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield	—%	—%	—%
Weighted average expected volatility	58%	58%	57%
Weighted average expected term (years)	5.95	5.90	5.89
Weighted average risk-free rate	2.26%	2.68%	1.97%

14. Employee Benefit Plan
The Company has a defined contribution plan under IRC Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches fifty percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a 4-year period and amounted to $0.8 million, $0.9 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
15. Income Taxes
The following is a summary of the domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Domestic	$28,794	$25,123	$(15,693)
Foreign	234	223	262
Total income (loss) before income taxes	$29,028	$25,346	$(15,431)

The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$—	$—	$—
State	1,161	53	65
Foreign	81	99	(66)
Deferred:
Federal	(85,624)	—	—
State	(2,127)	—	—
Foreign	(16)	(14)	137
Provision (benefit) for income taxes	$(86,525)	$138	$136

The Company assesses the need for a valuation allowance against its deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis depends on historical and projected taxable income. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities. During 2019, after considering all available positive and negative evidence, including but not limited to cumulative income in recent periods, historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company concluded that it was more likely than not that substantially all of its deferred tax assets in the U.S. are realizable in future periods. A valuation allowance has been retained against certain U.S. federal tax attributes with short carryforward periods and District of Columbia state deferred tax assets as of December 31, 2019. A full valuation allowance was recorded against all net U.S. deferred tax assets as of December 31, 2018.

The income tax benefit for 2019 was primarily due to the reduction of the Company's valuation allowance against substantially all of its deferred tax assets in the U.S. Tax expense associated with U.S. income before income taxes for the years ended December 31, 2019 and 2018 was offset by a corresponding tax benefit for the reduction of the valuation allowance recorded against tax attributes that were utilized in those periods. Tax benefit associated with U.S. loss before income taxes for the year ended December 31, 2017 was offset by a corresponding tax expense for the increase of the valuation allowance recorded against tax attributes that were generated in that period. The following is reconciliation between the federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Federal tax at statutory rate	21.0%	21.0%	35.0%
State taxes	1.8%	1.7%	1.7%
U.S. Tax Cuts and Job Act (1)	—%	—%	(262.6)%
Change in valuation allowance - U.S. Tax Cuts and Jobs Act	—%	—%	262.6%
Other change in valuation allowance (2)	(357.6)%	(16.4)%	(47.8)%
Research and development credit (3)	(10.9)%	(9.1)%	9.0%
Orphan drug credit (3)	17.1%	(2.7)%	6.3%
Section 162(m) limitation	2.7%	3.1%	8.1%
Other tax rate changes	(0.5)%	(0.7)%	(2.6)%
Other changes in state deferred taxes (4)	—%	5.9%	5.1%
Uncertain tax positions (5)	26.3%	—%	—%
Stock-based compensation	(1.0)%	(3.9)%	(13.0)%
Other items	3.0%	1.6%	(2.7)%
Effective tax rate	(298.1)%	0.5%	(0.9)%

(1)	Includes the effect of the Tax Cuts and Jobs Act, which primarily relates to the remeasurement of existing deferred taxes as a result of the change to the U.S. federal tax rate.

(2)
Reductions in 2019 valuation allowances include $7.5 million related to 2019 U.S. income before income taxes, $10.7 related to adjustments for prior period credit carryforwards and uncertain tax positions and $85.6 million related to a change in beginning-of-the-year balances that resulted from a change in circumstances that caused a change in judgment about the realizability of U.S. deferred tax assets in future years. Reductions in 2018 valuation allowances are attributable to 2018 income before income taxes.

(3)
2019 activity includes adjustments to prior year credit carryforwards. As a result of the tax valuation allowance previously recorded against deferred tax assets in the U.S., these adjustments resulted in no change in tax expense.

(4)	Includes adjustments to state deferred taxes based on changes to filing jurisdictions.

(5)
2019 activity includes adjustments to prior year tax positions. As a result of the tax valuation allowance previously recorded against deferred tax assets in the U.S., these adjustments resulted in no change in tax expense.

The following is a summary of the components of the Company’s deferred tax assets (liabilities) and the related tax valuation allowance as of December 31, 2019 and 2018:

(in thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$52,034	$55,742
Stock-based compensation	5,298	5,202
Accrued and deferred expenses	2,101	2,096
Allowance for returns and uncollectable receivables	1,468	1,247
Research and development and orphan drug credit carryforwards	36,041	48,066
Other	1,301	1,405
Total deferred tax assets	98,243	113,758
Deferred tax liabilities:
Intangible assets	(1,994)	(1,247)
Other	(414)	(576)
Total deferred tax liabilities	(2,408)	(1,823)
Deferred tax assets, net	95,835	111,935
Less: Valuation allowance	8,155	111,950
Net deferred tax assets (liabilities)	$87,680	$(15)

The Company’s net deferred tax liability of less than $0.1 million as of December 31, 2018 is included as a component of other non-current liabilities.
The following is a summary of changes in the Company’s tax valuation allowance for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended:
December 31, 2019	$111,950	$—	$(103,795)	$8,155
December 31, 2018	116,110	4,036	(8,196)	111,950
December 31, 2017	146,012	12,403	(42,305)	116,110

The Company has NOL and other tax credit carryforwards in several jurisdictions. As of December 31, 2019, the Company has $43.3 million of deferred tax assets relating to U.S. federal NOL carryforwards, along with deferred tax assets of $12.0 million and $24.0 million related to U.S. federal research and development credits and orphan drug credits, respectively. These tax attributes will begin to expire in 2031, 2024 and 2030, respectively. In addition, the Company has $8.7 million of deferred tax assets relating to U.S. state NOL carryforwards, which primarily relate to the District of Columbia. State NOLs for the District of Columbia will begin to expire in 2031 and other state NOLs will begin to expire in 2021.
Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Unrecognized tax benefits at the beginning of the year	$—	$—	$—
Increases related to prior year tax positions	8,223	—	—
Increases related to current year tax positions	1,518	—	—
Unrecognized tax benefits at the end of the year	$9,741	$—	$—

The amount of uncertain tax benefits that, if recognized, would impact the effective tax rate is $9.7 million. No material income tax interest or penalties have been recorded, and unrecognized tax benefits are not expected to change materially over the next 12 months. Income tax returns filed by the Company for all periods are open to examination by tax jurisdictions. As of December 31, 2019, the Company is not under examination by any federal or state tax jurisdiction.
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
The Tax Cuts and Jobs Act (TCJA) was enacted in December 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and creates new taxes on certain foreign sourced earnings. During the fourth quarter of 2018, the Company completed its accounting for the tax effects of the TCJA. Effects of the TCJA resulted in no tax expense in 2018 or 2017 as they were fully offset by a change in the Company's tax valuation allowance.
16. Earnings per Share
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
The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2019	2018	2017
Numerator:
Net income (loss)	$115,553	$25,208	$(15,567)
Denominator:
Weighted average shares outstanding, basic	53,137,562	50,859,947	44,735,146
Effect of dilutive securities	1,709,498	2,185,310	—
Weighted average shares outstanding, diluted	54,847,060	53,045,257	44,735,146
Net income (loss) per share, basic and diluted:
Basic	$2.17	$0.50	$(0.35)
Diluted	$2.11	$0.48	$(0.35)
Antidilutive securities excluded from calculations of diluted net income (loss) per share	1,932,024	903,265	3,136,515

The Company incurred a net loss for the year ended December 31, 2017 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
17. Legal Matters
Fanapt®. The Company has been involved in litigation with Roxane Laboratories, Inc. (Roxane) and its affiliates, West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp (West-Ward), since the Company filed a lawsuit against Roxane in the U.S. District Court for the District of Delaware (Delaware District Court) for patent infringement in June 2014. The lawsuit was filed in response to Roxane’s submission to the U.S. Food and Drug Administration (FDA) of an Abbreviated New Drug Application (ANDA) for a generic version of Fanapt® prior to the expiration of certain of the Company’s patents covering Fanapt®, including U.S. Patent No. 8,586,610 (‘610 Patent). In August 2016, the Delaware District Court ruled in the Company’s favor, permanently enjoining Roxane from manufacturing, using, selling, offering to sell, distributing or importing any generic iloperidone product described in Roxane’s ANDA until the expiration of the ‘610 Patent in November 2027, or May 2028 if the Company obtains pediatric exclusivity. In April 2018, following an appeal by Roxane of the Delaware District Court’s decision to the Federal Circuit Court of Appeals (Federal Circuit), the Federal Circuit affirmed the Delaware District Court’s ruling. In June 2018, West-Ward, having replaced Roxane as defendants following the acquisition of Roxane by West-Ward’s parent company, Hikma Pharmaceuticals PLC, petitioned the Federal Circuit for a rehearing en banc. In August 2018, the Federal Circuit denied West-Ward's petition. In January 2019, West-Ward filed a petition in the U.S. Supreme Court for a writ of certiorari seeking reversal of the Federal Circuit’s decision. In March 2019, the U.S. Supreme Court invited the Solicitor General of the U.S. to file a brief in the matter expressing the views of the U.S. In January 2020, the U.S. Supreme Court denied West-Ward's petition for writ of certiorari.
In 2015, the Company filed six separate patent infringement lawsuits in the Delaware District Court against Roxane, Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp. (Apotex, and collectively with Roxane, Inventia, Lupin and Taro, the Fanapt® Defendants). These lawsuits were filed in response to the submission to the FDA by each of the Fanapt® Defendants of ANDAs for generic versions of Fanapt® prior to the expiration of the ‘610 Patent in November 2027 or the U.S. Patent No. 9,138,432 in September 2025. The Company entered into separate confidential stipulations with each of Inventia and Lupin regarding any potential launch of their generic versions of Fanapt®. The parties are scheduled to provide the court with a status report in March 2020 with respect to the remaining lawsuits against the other Fanapt® Defendants.
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
In March 2019, April 2019, and May 2019, the Company filed three additional patent infringement lawsuits in the Delaware District Court against the HETLIOZ® Defendants following the receipt of additional Paragraph IV Letters from each concerning its Orange Book listed U.S. Patent No. 10,149,829, which expires in 2033. These lawsuits have been consolidated with the other lawsuits against the HETLIOZ® Defendants and are also scheduled for trial in October 2020.
In November and December 2019, the Company filed additional patent infringement lawsuits in the Delaware District Court against Apotex and Teva, respectively, for infringement of its Orange Book listed U.S. Patent No. 10,376,487 ('487 Patent) following the receipt of additional Paragraph IV Letters from Apotex and Teva regarding the '487 Patent, which expires in July 2035. Teva asserted a counterclaim for a declaratory judgment that the ‘487 Patent is invalid. The Company answered Teva’s counterclaim by denying their allegation that the ‘487 Patent is invalid. In January 2020, the Company filed two additional patent infringement lawsuits in the Delaware District Court against Teva and Apotex for infringement of its Orange Book-listed U.S. Patent No. 10,449,176 (‘176 Patent) following the receipt of additional Paragraph IV Letters from Teva and Apotex regarding the ‘176 Patent, which expires in January 2033. A trial date has not yet been scheduled for these lawsuits.
In January 2020, the Company received an additional Paragraph IV Letter from MSN concerning the '487 patent, in which MSN alleges that the ‘487 Patent is invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale offer for sale, or importation of MSN's generic version of HETLIOZ® as described in MSN's ANDA. The Company intends to vigorously pursue a patent infringement lawsuit permanently enjoining MSN from infringing the claims of the ‘487 Patent.
Other Matters. In April 2018, the Company submitted a protocol amendment to the FDA, proposing a 52-week open-label extension (OLE) period for patients who had completed the tradipitant Phase II clinical study (2301) in gastroparesis. In May 2018, based on feedback from the FDA, the Company amended the protocol limiting the duration of treatment in the 2301 study to a total of three months, while continuing to seek further dialogue with the FDA on extending the study duration to 52-weeks. As a part of this negotiation process, in September 2018, the Company submitted a new follow-on 52-week OLE protocol to the FDA (2302) for patients who had completed the 2301 study. While waiting for further feedback, the Company did not enroll any patients in any study beyond 12 weeks. In December 2018, the FDA imposed a partial clinical hold (PCH) on the two proposed studies, stating that the Company is required first to conduct additional chronic toxicity studies in canines, monkeys or minipigs before allowing patients access in any clinical protocol beyond 12 weeks. At that time, the FDA informed the Company that the original PCH was not based on any safety or efficacy data related to tradipitant, but, rather. that these additional toxicity studies were required by a guidance document. Subsequently, the FDA has taken the position that an additional study was required in order for the FDA to have adequate toxicology data to undertake a risk analysis of tradipitant.
On February 5, 2019, the Company filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia (DC District Court), challenging the FDA’s legal authority to issue the PCH, and seeking an order to set it aside. In February 2019, the FDA filed a Motion for Voluntary Remand to the Agency and for a Stay of the Case. In March 2019, the DC District Court granted the FDA’s request for voluntary remand and returned the matter to the FDA for further consideration. In April 2019, the FDA provided its remand response, in which it indicated that, upon review of scientific literature and tradipitant data, it believes that a PCH continues to be appropriate until the Company has adequate safety data from a nine-month non-rodent toxicity study. In May 2019, the Company filed an amended complaint, and in July 2019, the Company filed a Motion for Summary Judgment based on its continuing belief after review of the FDA’s remand response that additional chronic toxicity studies are unjustified, and that it has provided the FDA with sufficient information regarding the safety of tradipitant to justify the continued study of tradipitant in patients beyond 12 weeks, in accordance with applicable law and FDA regulations. The FDA filed a reply and cross-motion for summary judgment in October 2019 and an oral hearing was held on December 13, 2019. On January 31, 2020, the Court granted the FDA's cross-motion for summary judgment and granted judgment in favor of the FDA on the Company's claims. The Company is evaluating its options, including a potential appeal, and the Company intends to continue vigorously pursuing its interests in the matter.
In February 2019, a qui tam action filed against the Company was unsealed by order of the DC District Court. The qui tam action, which was filed under seal in March 2017, was brought by a former Company employee on behalf of the U.S., 28 states and the District of Columbia (collectively, the Plaintiff States) and the policyholders of certain insurance companies under the Federal False Claims Act and state law equivalents to the Federal False Claims Act and related state laws. The complaint alleged that the Company violated these laws through the promotion and marketing of its products Fanapt® and HETLIOZ® and sought, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs. By virtue of the DC District Court having unsealed the original complaint, the Company learned that in January 2019, the U.S. Department of Justice (the DOJ), as well as the Plaintiff States, elected not to intervene in the qui tam action at that time. In May 2019, the plaintiff filed an amended complaint under seal repeating the same allegations and seeking the same relief. According to a filing unsealed in June 2019, the DOJ reaffirmed its decision not to intervene and incorporated its prior filing, indicating that neither the DOJ nor the Plaintiff States were intervening regarding the original complaint. Although the DOJ and the Plaintiff States have elected not to intervene, the plaintiff may litigate this action and the DOJ and the Plaintiff States may later seek to intervene in the action. In August 2019, the Company filed a motion to dismiss, and in October 2019 the plaintiff filed a reply. The Company intends to vigorously defend itself in the case. The Court will hear the Company's motion to dismiss on March 20, 2020.
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
In July 2019, a shareholder derivative complaint, Samuel Williams vs. Mihael Polymeropoulos, et al., was filed in the U.S. District Court for the Eastern District of New York naming certain current and former Company directors and officers as defendants. In September 2019, a shareholder derivative complaint, Michael Bavaro v. Mihael Polymeropoulos, et al., was filed in the Delaware District Court naming certain current and former Company directors and officers as defendants. In October 2019, the Company filed a motion to transfer the Bavaro case to the Eastern District of New York, where the Gordon and Williams cases are pending. In February 2020, the Delaware District Court issued an order staying the Bavaro case pending the resolution of the Williams case. These complaints, filed on behalf of purported stockholders, derivatively on behalf of the Company, assert claims for alleged breach of fiduciary duties by certain of the Company’s current and former directors and officers. The Company believes that it has meritorious defenses and intends to vigorously defend these lawsuits. The Company does not anticipate that this litigation will have a material adverse effect on its business, results of operations or financial condition. However, these lawsuits are subject to inherent uncertainties, the actual cost may be significant, and the Company may not prevail. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient.
In July 2017, the CHMP issued a negative opinion recommending against approval of Fanaptum® (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the E.U. The CHMP was of the opinion that the benefits of Fanaptum® did not outweigh its risks and recommended against marketing authorization. In March 2018, the Company filed an application seeking annulment of the EMA’s negative opinion and the subsequent European Commission decision refusing marketing authorization of Fanaptum in the European General Court. In December 2019, the General Court issued its judgment dismissing the action, leaving the EMA opinion and Commission decision intact. The Company is considering its options to appeal the decision.
18. Quarterly Financial Data (Unaudited)
The following is a summary of quarterly financial data for the years ended December 31, 2019 and 2018:

(in thousands, except for per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Revenues	$47,713	$59,060	$59,485	$60,930
Gross profit (1)	42,220	52,313	52,327	54,335
Income (loss) from operations	(2,087)	9,895	10,759	4,243
Net income (loss)	(612)	11,526	100,423	4,216
Net income (loss) per share, basic	$(0.01)	$0.22	$1.88	$0.08
Net income (loss) per share, diluted	$(0.01)	$0.21	$1.84	$0.08
Year Ended December 31, 2018
Revenues	$43,592	$47,350	$49,135	$53,041
Gross profit (1)	38,680	41,739	43,670	46,994
Income from operations	2,442	3,913	6,233	9,150
Net income	3,066	4,611	7,171	10,360
Net income per share, basic	$0.07	$0.09	$0.14	$0.20
Net income per share, diluted	$0.06	$0.09	$0.13	$0.19

(1)	Gross profit includes revenues less cost of goods sold, excluding amortization, and less intangible asset amortization.

VANDA PHARMACEUTICALS INC.
EXHIBIT INDEX

Exhibit Number	Description

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

10.40†
Employment Agreement, dated July 3, 2019, by and between Aranthan "AJ" Jones II and the registrant (filed as Exhibit 10.40 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 7, 2019 and incorporated herein by reference).

10.41†
Employment Agreement, dated August 5, 2019, by and between Joakim Wijkstrom and the registrant (filed as Exhibit 10.41 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 7, 2019 and incorporated herein by reference).

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

101*
The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

Exhibit Number	Description
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Indicates management contract or compensatory plan.

#	Confidential treatment has been granted with respect to certain provisions of this exhibit.

*	Filed herewith.