Form 10-Q
period 2020-09-30
Vanda Pharmaceuticals Inc.
filed 2020-10-29
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

As of October 22, 2020, there were 54,691,654 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2020

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
•our ability to increase market awareness of Non-24 and market acceptance of HETLIOZ®;
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
•our ability to obtain and maintain regulatory approval of our products, and the labeling for any approved products;
•our expectations regarding the timing and success of preclinical studies and clinical trials;
•the ability of our products to be demonstrably safe and effective;
•limitations on our ability to utilize some or all of our prior net operating losses and orphan drug and research and development credits;
•the size and growth of the potential markets for our products and our ability to serve those markets;
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

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$56,973	$45,072
Marketable securities	291,575	267,057
Accounts receivable, net	28,033	26,367
Inventory	1,322	1,140
Prepaid expenses and other current assets	11,631	14,500
Total current assets	389,534	354,136
Property and equipment, net	3,921	3,864
Operating lease right-of-use assets	10,306	11,180
Intangible assets, net	21,929	23,037
Deferred tax assets	83,858	87,680
Non-current inventory and other	6,357	3,851
Total assets	$515,905	$483,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,086	$27,590
Product revenue allowances	32,273	31,915
Total current liabilities	61,359	59,505
Operating lease non-current liabilities	11,559	12,455
Other non-current liabilities	2,415	843
Total liabilities	75,333	72,803
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 54,689,654 and 53,549,612 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	55	54
Additional paid-in capital	645,656	631,307
Accumulated other comprehensive income	379	249
Accumulated deficit	(205,518)	(220,665)
Total stockholders’ equity	440,572	410,945
Total liabilities and stockholders’ equity	$515,905	$483,748
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Net product sales	$60,308	$59,485	$180,515	$166,258
Total revenues	60,308	59,485	180,515	166,258
Operating expenses:
Cost of goods sold excluding amortization	5,898	6,782	16,952	18,263
Research and development	12,298	11,347	40,728	35,575
Selling, general and administrative	34,001	30,221	104,939	92,718
Intangible asset amortization	369	376	1,108	1,135
Total operating expenses	52,566	48,726	163,727	147,691
Income from operations	7,742	10,759	16,788	18,567
Other income	659	1,517	3,943	4,651
Income before income taxes	8,401	12,276	20,731	23,218
Provision (benefit) for income taxes	2,454	(88,147)	5,584	(88,119)
Net income	$5,947	$100,423	$15,147	$111,337
Net income per share:
Basic	$0.11	$1.88	$0.28	$2.10
Diluted	$0.11	$1.84	$0.28	$2.03
Weighted average shares outstanding:
Basic	54,666,128	53,297,298	54,325,832	53,052,521
Diluted	55,209,032	54,541,625	55,054,772	54,803,851
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$5,947	$100,423	$15,147	$111,337
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	32	(19)	29	(17)
Change in net unrealized gain (loss) on marketable securities	(323)	(89)	130	294
Tax benefit (provision) on other comprehensive income (loss)	74	(67)	(29)	(67)
Other comprehensive income (loss), net of tax	(217)	(175)	130	210
Comprehensive income	$5,730	$100,248	$15,277	$111,547
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2019	53,549,612	$54	$631,307	$249	$(220,665)	$410,945
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	582,724	—	479	—	—	479
Stock-based compensation expense	—	—	3,944	—	—	3,944
Net income	—	—	—	—	486	486
Other comprehensive income, net of tax	—	—	—	532	—	532
Balances at March 31, 2020	54,132,336	54	635,730	781	(220,179)	416,386
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	496,000	1	3,599	—	—	3,600
Stock-based compensation expense	—	—	3,069	—	—	3,069
Net income	—	—	—	—	8,714	8,714
Other comprehensive loss, net of tax	—	—	—	(185)	—	(185)
Balances at June 30, 2020	54,628,336	55	642,398	596	(211,465)	431,584
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	61,318	—	123	—	—	123
Stock-based compensation expense	—	—	3,135	—	—	3,135
Net income	—	—	—	—	5,947	5,947
Other comprehensive loss, net of tax	—	—	—	(217)	—	(217)
Balances at September 30, 2020	54,689,654	$55	$645,656	$379	$(205,518)	$440,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2018	52,477,593	$52	$611,587	$1	$(336,218)	$275,422
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	485,083	1	178	—	—	179
Stock-based compensation expense	—	—	3,282	—	—	3,282
Net loss	—	—	—	—	(612)	(612)
Other comprehensive income, net of tax	—	—	—	134	—	134
Balances at March 31, 2019	52,962,676	53	615,047	135	(336,830)	278,405
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	302,108	—	3,411	—	—	3,411
Stock-based compensation expense	—	—	3,101	—	—	3,101
Net income	—	—	—	—	11,526	11,526
Other comprehensive income, net of tax	—	—	—	251	—	251
Balances at June 30, 2019	53,264,784	53	621,559	386	(325,304)	296,694
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	68,427	—	558	—	—	558
Stock-based compensation expense	—	—	3,407	—	—	3,407
Net income	—	—	—	—	100,423	100,423
Other comprehensive loss, net of tax	—	—	—	(175)	—	(175)
Balances at September 30, 2019	53,333,211	$53	$625,524	$211	$(224,881)	$400,907
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net income	$15,147	$111,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,043	1,022
Stock-based compensation	10,148	9,790
Amortization of premiums and accretion of discounts on marketable securities	(175)	(2,627)
Gain on sale of marketable securities	(229)	—
Intangible asset amortization	1,108	1,135
Deferred income taxes	3,793	(89,155)
Other non-cash adjustments, net	1,361	1,517
Changes in operating assets and liabilities:
Accounts receivable	(1,774)	1,914
Prepaid expenses and other assets	2,897	(2,956)
Inventory	(3,128)	(896)
Accounts payable and other liabilities	1,408	3,191
Product revenue allowances	874	1,884
Net cash provided by operating activities	32,473	36,156
Cash flows from investing activities
Purchases of property and equipment	(829)	(951)
Purchases of marketable securities	(264,112)	(291,333)
Sales and maturities of marketable securities	240,128	230,205
Net cash used in investing activities	(24,813)	(62,079)
Cash flows from financing activities
Proceeds from the exercise of stock options	4,202	4,148
Net cash provided by financing activities	4,202	4,148
Effect of exchange rate changes on cash, cash equivalents and restricted cash	41	(24)
Net change in cash, cash equivalents and restricted cash	11,903	(21,799)
Cash, cash equivalents and restricted cash
Beginning of period	45,650	61,749
End of period	$57,553	$39,950
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
•Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, for the treatment of atopic dermatitis, gastroparesis, motion sickness and COVID-19 pneumonia;
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2019. The financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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

Cash, Cash Equivalents and Restricted Cash
For purposes of the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows, cash equivalents represent highly liquid investments with a maturity date of three months or less at the date of purchase. Cash and cash equivalents include investments in money market funds with commercial banks and financial institutions, and commercial paper of high quality corporate issuers. Restricted cash relates primarily to amounts held as collateral for letters of credit for leases for office space at the Company’s Washington, D.C. headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statement of Cash Flows:

(in thousands)	September 30, 2020	September 30, 2019
Cash and cash equivalents	$56,973	$39,208
Restricted cash included in:
Prepaid expenses and other current assets	57	157
Non-current inventory and other	523	585
Total cash, cash equivalents and restricted cash	$57,553	$39,950
Revenue from Net Product Sales
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
HETLIOZ® net product sales	$39,618	$37,589	$116,515	$104,381
Fanapt® net product sales	20,690	21,896	64,000	61,877
Total net product sales	$60,308	$59,485	$180,515	$166,258
Major Customers
HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse which is the point at which control is transferred to the customer. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 96% of total revenues for the nine months ended September 30, 2020. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 93% of total accounts receivable at September 30, 2020. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
Certain Risks and Uncertainties
In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China. Since then, COVID-19 has spread to nearly every country in the world, including the U.S., and has rapidly evolved into a global pandemic. The extent to which the outbreak may impact the Company's business, financial condition and results of operations will depend on future developments, which are highly uncertain and the effects of which cannot be reasonably estimated at this time.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The Company is evaluating the impact that this standard will have on the Company’s condensed consolidated financial statements.

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
3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2020, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$151,307	$197	$(3)	$151,501
Corporate debt	139,831	249	(6)	140,074
Total marketable securities	$291,138	$446	$(9)	$291,575
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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company's assets classified in Level 1 and Level 2 as of September 30, 2020 and December 31, 2019 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and asset-backed securities that use as their basis readily observable market parameters.
As of September 30, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of September 30, 2020 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$151,501	$151,501	$—	$—
Corporate debt	140,074	—	140,074	—
Total assets measured at fair value	$291,575	$151,501	$140,074	$—

As of December 31, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis, as follows:

		Fair Value Measurement as of December 31, 2019 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$88,601	$88,601	$—	$—
Corporate debt	137,025	—	137,025	—
Asset-backed securities	48,401	—	48,401	—
Total assets measured at fair value	$274,027	$88,601	$185,426	$—
Total assets measured at fair value as of September 30, 2020 include no cash equivalents. Total assets measured at fair value as of December 31, 2019 include $7.0 million of cash equivalents.
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
Inventory consisted of the following as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Current assets
Finished goods	$1,322	$1,140
Total inventory, current	$1,322	$1,140
Non-Current assets
Raw materials	$745	$659
Work-in-process	4,109	1,109
Finished goods	527	1,056
Total inventory, non-current	5,381	2,824
Total inventory	$6,703	$3,964
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
The following is a summary of the Company’s intangible assets as of September 30, 2020:

		September 30, 2020
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$11,071	$21,929
The following is a summary of the Company’s intangible assets as of December 31, 2019:

		December 31, 2019
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$9,963	$23,037
As of September 30, 2020 and December 31, 2019, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for each of the three months ended September 30, 2020 and 2019. Amortization expense was $1.1 million for each of the nine months ended September 30, 2020 and 2019. The following is a summary of the future intangible asset amortization schedule as of September 30, 2020:

(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
HETLIOZ®	$21,929	$370	$1,478	$1,478	$1,478	$1,478	$15,647
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Compensation and employee benefits	$8,129	$6,597
Research and development expenses	6,089	5,893
Consulting and other professional fees	5,847	5,376
Royalties payable	5,211	5,904
Operating lease liabilities	1,978	2,147
Other	1,832	1,673
Total accounts payable and accrued liabilities	$29,086	$27,590
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of September 30, 2020, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where the Company commercializes HETLIOZ® for a period equal to the greater of 10 years following the first commercial sale in the territory or the expiry of the new chemical entity (NCE) patent in that territory. During the period prior to the expiry of the NCE patent in a territory, the Company is obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no NCE patent existed or for the remainder of the 10 years after the expiry of the NCE patent. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of September 30, 2020, the Company has paid Lilly $3.0 million in upfront fees and development milestones, including a $2.0 million milestone payment in July 2018 as a result of enrolling the first subject into a Phase III study for tradipitant. As of September 30, 2020, remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first marketing authorization for tradipitant in either the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of a marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
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
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of September 30, 2020, the Company has paid UCSF $1.2 million in upfront fees and development milestones, including an upfront license fee payment of $1.0 million in 2017 and a $0.2 million development milestone payment in March 2019. As of September 30, 2020, remaining milestone obligations include $12.2 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $12.2 million of development milestones is a $350,000 milestone due upon the conclusion of a Phase I study for each licensed product but not to exceed $1.1 million in total for the CFTR portfolio.

Purchase Commitments
In the course of its business, the Company regularly enters into agreements with clinical organizations to provide services relating to clinical development and clinical manufacturing activities under fee service arrangements. The Company’s current agreements for clinical, marketing, and other services may be terminated on generally 90 days’ notice without incurring additional charges, other than charges for work completed but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. Noncancellable long-term contractual cash obligations include noncancellable purchase commitments longer than one year and primarily relate to commitments for data services, of which $0.2 million, $1.0 million and $0.5 million are expected to be paid in 2020, 2021 and 2022, respectively.
9. Accumulated Other Comprehensive Income
The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Foreign currency translation	$42	$13
Unrealized gain on marketable securities	337	236
Accumulated other comprehensive income	$379	$249
10. Stock-Based Compensation
As of September 30, 2020, there were 5,429,647 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options and RSUs under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended and restated three times to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments and restatements of the 2016 Plan was approved by the Company's stockholders. There are a total of 8,790,000 shares of common stock authorized for issuance under the 2016 Plan, 3,983,284 shares of which remained available for future grant as of September 30, 2020.
Stock Options
The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms. Service option awards granted to employees and new directors upon their election vest and become exercisable over four years with the first 25% of the shares subject to service option awards vesting on the first anniversary of the grant date and remaining 75% of the shares subject to the service option awards in 36 equal monthly installments thereafter. Subsequent annual service option awards granted to directors vest and become exercisable in full on the first anniversary of the grant date. Certain service option awards granted to employees and executive officers provide for partial acceleration of vesting if the employee or executive officer is subject to an involuntary termination, and full acceleration of vesting if the employee or executive officer is subject to an involuntary termination within 24 months after a change in control of the Company. Service option awards granted to directors provide for accelerated vesting if there is a change in control of the Company or if the director's service terminates as a result of the director's death or total and permanent disability.
As of September 30, 2020, $7.9 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.4 years. No option awards are classified as a liability as of September 30, 2020.

A summary of option activity under the Plans for the nine months ended September 30, 2020 follows:

2006 and 2016 Plans (in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,495,145	$12.21	5.58	$22,148
Granted	627,500	11.27
Forfeited	(225,000)	18.83
Expired	(557,604)	14.21
Exercised	(568,973)	7.39		2,155
Outstanding at September 30, 2020	3,771,068	12.09	5.77	3,331
Exercisable at September 30, 2020	2,639,153	11.17	4.42	3,331
Vested and expected to vest at September 30, 2020	3,604,062	12.05	5.61	3,331
The weighted average grant-date fair value of options granted was $5.53 and $10.34 per share for the nine months ended September 30, 2020 and 2019, respectively. Proceeds from the exercise of stock options amounted to $4.2 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively.
Restricted Stock Units
An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs under the Plans with service conditions (service RSUs) that are subject to terms and conditions established by the compensation committee of the board of directors. Service RSUs granted to employees vest in four equal annual installments provided that the employee remains employed with the Company. Certain service RSUs granted to employees and executive officers provide for accelerated vesting if the employee or executive officer is subject to an involuntary termination within 24 months after a change in control. Annual service RSUs granted to directors vest on the first anniversary of the grant date and provide for accelerated vesting if there is a change in control of the Company.
As of September 30, 2020, $20.7 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.7 years. No RSUs are classified as a liability as of September 30, 2020.
A summary of RSU activity under the Plans for the nine months ended September 30, 2020 follows:

2006 and 2016 Plans	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	1,649,285	$18.04
Granted	828,162	11.28
Forfeited	(247,799)	17.35
Vested	(571,069)	16.53
Unvested at September 30, 2020	1,658,579	15.29
The grant date fair value for the 571,069 shares underlying RSUs that vested during the nine months ended September 30, 2020 was $9.4 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three and nine months ended September 30, 2020 and 2019 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Research and development	$853	$827	$2,864	$2,311
Selling, general and administrative	2,282	2,580	7,284	7,479
Total stock-based compensation expense	$3,135	$3,407	$10,148	$9,790

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Expected dividend yield	0%	0%
Weighted average expected volatility	51%	58%
Weighted average expected term (years)	6.07	5.94
Weighted average risk-free rate	1.14%	2.29%
11. Income Taxes
For the three months ended September 30, 2020 and 2019, the Company recorded income tax expense of $2.5 million and income tax benefit of $88.1 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded income tax expense of $5.6 million and income tax benefit of $88.1 million, respectively. The income tax expense for the three and nine months ended September 30, 2020 was primarily driven by the estimated effective tax rate for the year and the discrete impact of net shortfall tax expense related to stock-based compensation activity. The income tax benefit for the three and nine months ended September 30, 2019 was primarily due to the reduction of the Company's tax valuation allowance against substantially all of its deferred tax assets in the U.S. recognized during the three months ended September 30, 2019. Net income tax benefit of $1.6 million was also recorded during the three and nine months ended September 30, 2019 related to the generation of 2019 research and development and orphan drug credits, partially offset by current taxes payable to certain U.S. state and foreign jurisdictions and uncertain tax positions.
The Company assesses the need for a valuation allowance against its deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis depends on historical and projected taxable income. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities. During the third quarter of 2019, after considering all available positive and negative evidence, including but not limited to cumulative income in recent periods, historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company concluded that it was more likely than not that substantially all of its deferred tax assets in the U.S. are realizable in future periods. A valuation allowance was retained against certain District of Columbia state deferred tax assets as of September 30, 2020 and December 31, 2019.
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

The following table presents the calculation of basic and diluted net income per share of common stock for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net income	$5,947	$100,423	$15,147	$111,337
Denominator:
Weighted average shares outstanding, basic	54,666,128	53,297,298	54,325,832	53,052,521
Effect of dilutive securities	542,904	1,244,327	728,940	1,751,330
Weighted average shares outstanding, diluted	55,209,032	54,541,625	55,054,772	54,803,851
Net income per share, basic and diluted:
Basic	$0.11	$1.88	$0.28	$2.10
Diluted	$0.11	$1.84	$0.28	$2.03
Antidilutive securities excluded from calculations of diluted net income per share	3,898,896	2,646,933	3,602,648	1,826,279
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
In January 2020 and February 2020, the Company received additional Paragraph IV Letters from MSN concerning the ‘487 Patent and the ‘176 Patent, respectively, in which MSN alleges that the ‘487 and the ‘176 Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale, offer for sale, or importation of MSN's generic version of HETLIOZ® as described in MSN’s ANDA. In February and March 2020, the Company filed two additional lawsuits in the Delaware District Court against MSN for infringement of its ‘487 Patent and ‘176 Patent. These lawsuits have been consolidated with the other lawsuits against the HETLIOZ® Defendants and are also scheduled for trial in July 2021.
Other Matters. In February 2019, a qui tam action filed against the Company was unsealed by order of the DC District Court. The qui tam action, which was filed under seal in March 2017, was brought by a former Company employee on behalf of the U.S., 28 states and the District of Columbia (collectively, the Plaintiff States) and the policyholders of certain insurance companies under the Federal False Claims Act and state law equivalents to the Federal False Claims Act and related state laws. The complaint alleged that the Company violated these laws through the promotion and marketing of its products Fanapt® and HETLIOZ® and sought, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs. By virtue of the DC District Court having unsealed the original complaint, the Company learned that in January 2019, the U.S. Department of Justice (the DOJ), as well as the Plaintiff States, elected not to intervene in the qui tam action at that time. In May 2019, the plaintiff filed an amended complaint under seal repeating the same allegations and seeking the same relief. According to a filing unsealed in June 2019, the DOJ reaffirmed its decision not to intervene and incorporated its prior filing, indicating that neither the DOJ nor the Plaintiff States were intervening regarding the original complaint. Although the DOJ and the Plaintiff States have elected not to intervene, the plaintiff may litigate this action and the DOJ and the Plaintiff States may later seek to intervene in the action. In August 2019, the Company filed a motion to dismiss, and in October 2019 the plaintiff filed a reply. In May 2020, the DC District Court dismissed the plaintiff’s complaint in its entirety, without prejudice. In June 2020, the plaintiff filed a second amended complaint with similar allegations and seeking the same relief. In July 2020, the Company filed another motion to dismiss and in October 2020 the plaintiff filed a reply. The Company intends to continue to vigorously defend itself in the case.
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
•Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, for the treatment of atopic dermatitis, gastroparesis, motion sickness and COVID-19 pneumonia;
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
Operational Highlights
Products
We are encouraged by the strength of our commercial performance during the third quarter of 2020 despite the COVID-19 pandemic. We continue to implement marketing and sales strategies aimed at supporting continued growth and minimizing the impact of disruptions caused by the COVID-19 pandemic, including the Fanapt® for schizophrenia direct-to-consumer campaign, which was launched at the end of the second quarter of 2020.
Pipeline
The COVID-19 pandemic has impacted clinical research globally, including some of our previously reported clinical trials. The tradipitant gastroparesis program has resumed patient enrollment, while randomization for the tradipitant motion sickness and atopic dermatitis programs, as well as the Fanapt® bipolar disorder and LAI studies, is currently on hold.
Tradipitant
•The gastroparesis Phase III clinical study (VP-VLY-686-3301) is ongoing. The study reached 50% enrollment towards a target of 200 randomized patients and is expected to complete enrollment in the first half of 2021 with a New Drug Application (NDA) filing projected for later that year
•Interim analysis from the Phase III clinical study (ODYSSEY VLY-686-3501) shows that tradipitant may accelerate clinical improvement in patients with COVID-19 pneumonia. We continue to recruit patients for this study.
HETLIOZ®
•The SMS marketing authorization applications were accepted by the FDA for priority review with a Prescription Drug User Fee Act (PDUFA-VI) target action date of December 1, 2020.

VSJ-110 (previously known as CFTRact-K267)
•The Investigational New Drug (IND) application to evaluate CFTR activator VSJ-110 for the treatment of allergic conjunctivitis was approved by the FDA.
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
Product Returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of September 30, 2020 or December 31, 2019.
The following table summarizes sales discounts and allowance activity for the nine months ended September 30, 2020:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2019	$22,392	$10,151	$32,543
Provision related to current period sales	51,837	20,526	72,363
Adjustments for prior period sales	(362)	1,327	965
Credits/payments made	(49,406)	(23,019)	(72,425)
Balances at September 30, 2020	$24,461	$8,985	$33,446
The provision of $51.8 million for rebates and chargebacks for the nine months ended September 30, 2020 primarily represents Medicaid rebates applicable to sales of Fanapt® and HETLIOZ®. The provision of $20.5 million for discounts, returns and other for the nine months ended September 30, 2020 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, estimated product returns of Fanapt®, and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.
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
Income taxes. We assess the need for a valuation allowance against our deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected taxable income. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities. During the third quarter of 2019, after considering all available positive and negative evidence, including but not limited to cumulative income in recent periods, historical, current and future projected results and significant risks and uncertainties related to forecasts, we concluded that it was more likely than not that substantially all of our deferred tax assets in the U.S. are realizable in future periods. A valuation allowance has been retained against certain District of Columbia state deferred tax assets as of September 30, 2020 and December 31, 2019. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement.
Recent Accounting Pronouncements
See Summary of Significant Accounting Policies footnote to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, any possible payments made or received pursuant to license or collaboration agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals, and the impact of the COVID-19 pandemic.
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Revenues. Total revenues increased by $0.8 million, or 1%, to $60.3 million for the three months ended September 30, 2020 compared to $59.5 million for the three months ended September 30, 2019. Revenues were as follows:

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019	Net Change	Percent
HETLIOZ® net product sales	$39,618	$37,589	$2,029	5%
Fanapt® net product sales	20,690	21,896	(1,206)	(6)%
Total net product sales	$60,308	$59,485	$823	1%
HETLIOZ® net product sales increased by $2.0 million, or 5%, to $39.6 million for the three months ended September 30, 2020 compared to $37.6 million for the three months ended September 30, 2019. The increase to net product sales was attributable to an increase in volume and an increase in price net of deductions.
Fanapt® net product sales decreased by $1.2 million, or 6%, to $20.7 million for the three months ended September 30, 2020 compared to $21.9 million for the three months ended September 30, 2019. The decrease to net product sales was attributable to a decrease in volume.
Cost of goods sold. Cost of goods sold decreased by $0.9 million, or 13%, to $5.9 million for the three months ended September 30, 2020 compared to $6.8 million for the three months ended September 30, 2019. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 10% and 5% of HETLIOZ® net product sales in the U.S. and Germany, respectively. Third-party royalty costs on Fanapt® net product sales decreased from 9% to 6% beginning January 2020.
In addition to third-party royalty costs, HETLIOZ® and Fanapt® cost of goods sold as a percentage of revenue depends upon our cost to manufacture inventory at normalized production levels with our third-party manufacturers. We expect that, in the future, total HETLIOZ® manufacturing costs included in cost of goods sold will continue to be less than 2% of HETLIOZ® net product sales. We expect that, in the future, total Fanapt® manufacturing costs included in cost of goods sold will continue to be less than 3% of Fanapt® net product sales.
Research and development expenses. Research and development expenses increased by $1.0 million, or 8%, to $12.3 million for the three months ended September 30, 2020 compared to $11.3 million for the three months ended September 30, 2019. The increase in clinical trial expenses was primarily associated with our Fanapt® and COVID-19 therapeutic development programs, partially offset by a decrease in expenses associated with our CFTR development program. As a result of government-imposed restrictions and other public health safety measures due to the COVID-19 pandemic, new recruitment for certain of our ongoing research and development programs was placed on hold during the second quarter of 2020. The tradipitant gastroparesis program has since resumed patient enrollment, while randomization for other studies is on hold.

The following table summarizes the costs of our product development initiatives for the three months ended September 30, 2020 and 2019:

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Direct project costs (1)
HETLIOZ®	$2,664	$2,472
Fanapt®	1,778	1,119
Tradipitant	4,782	4,368
VTR-297	272	369
CFTR	698	1,208
Other	391	265
	10,585	9,801
Indirect project costs (1)
Stock-based compensation	853	827
Other indirect overhead	860	719
	1,713	1,546
Total research and development expense	$12,298	$11,347

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.8 million, or 13%, to $34.0 million for the three months ended September 30, 2020 compared to $30.2 million for the three months ended September 30, 2019. The increase was primarily the result of increased spending on marketing activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $0.4 million for each of the three months ended September 30, 2020 and 2019.
Other income. Other income was $0.7 million for the three months ended September 30, 2020 compared to $1.5 million for the three months ended September 30, 2019. Other income primarily consists of investment income, which decreased in 2020 as a result of lower yields on our marketable securities.
Provision for income taxes. For the three months ended September 30, 2020 and 2019, we recorded income tax expense of $2.5 million and income tax benefit of $88.1 million, respectively. The income tax expense for the three months ended September 30, 2020 was primarily driven by the estimated effective tax rate for the year and the discrete impact of net shortfall tax expense related to stock-based compensation activity during the quarter. The income tax benefit for the three months ended September 30, 2019 was primarily due to the reduction of our tax valuation allowance against substantially all of our deferred tax assets in the U.S. Net income tax benefit of $1.6 million was also recorded related to the generation of 2019 research and development and orphan drug credits, partially offset by current taxes payable to certain U.S. state and foreign jurisdictions and uncertain tax positions.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Revenues. Total revenues increased by $14.3 million, or 9%, to $180.5 million for the nine months ended September 30, 2020 compared to $166.3 million for the nine months ended September 30, 2019. Revenues were as follows:

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	Net Change	Percent
HETLIOZ® net product sales	$116,515	$104,381	$12,134	12%
Fanapt® net product sales	64,000	61,877	2,123	3%
Total net product sales	$180,515	$166,258	$14,257	9%
HETLIOZ® net product sales increased by $12.1 million, or 12%, to $116.5 million for the nine months ended September 30, 2020 compared to $104.4 million for the nine months ended September 30, 2019. The increase to net product sales was attributable to an increase in volume and an increase in price net of deductions.
Fanapt® net product sales increased by $2.1 million, or 3%, to $64.0 million for the nine months ended September 30, 2020 compared to $61.9 million for the nine months ended September 30, 2019. The increase to net product sales was attributable to an increase in price net of deductions, partially offset by a decrease in volume.
Cost of goods sold. Cost of goods sold decreased by $1.3 million, or 7%, to $17.0 million for the nine months ended September 30, 2020 compared to $18.3 million for the nine months ended September 30, 2019. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 10% and 5% of HETLIOZ® net product sales in the U.S. and Germany, respectively. Third-party royalty costs on Fanapt® net product sales decreased from 9% to 6% beginning January 2020.
In addition to third-party royalty costs, HETLIOZ® and Fanapt® cost of goods sold as a percentage of revenue depends upon our cost to manufacture inventory at normalized production levels with our third-party manufacturers. We expect that, in the future, total HETLIOZ® manufacturing costs included in cost of goods sold will continue to be less than 2% of HETLIOZ® net product sales. We expect that, in the future, total Fanapt® manufacturing costs included in cost of goods sold will continue to be less than 3% of Fanapt® net product sales.
Research and development expenses. Research and development expenses increased by $5.2 million, or 14%, to $40.7 million for the nine months ended September 30, 2020 compared to $35.6 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in clinical trial expenses associated with our Fanapt® and COVID-19 therapeutic development programs, partially offset by a decrease in expenses associated with our CFTR development program. As a result of government-imposed restrictions and other public health safety measures due to the COVID-19 pandemic, new recruitment for certain of our ongoing research and development programs was placed on hold during the second quarter of 2020. The tradipitant gastroparesis program has since resumed patient enrollment, while randomization for other studies is on hold.
The following table summarizes the costs of our product development initiatives for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Direct project costs (1)
HETLIOZ®	$6,562	$6,636
Fanapt®	6,386	3,244
Tradipitant	17,367	15,726
VTR-297	979	1,078
CFTR	2,439	3,674
Other	1,488	467
	35,221	30,825
Indirect project costs (1)
Stock-based compensation	2,864	2,311
Other indirect overhead	2,643	2,439
	5,507	4,750
Total research and development expense	$40,728	$35,575

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $12.2 million, or 13%, to $104.9 million for the nine months ended September 30, 2020 compared to $92.7 million for the nine months ended September 30, 2019. The increase was primarily the result of increased spending on marketing activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $1.1 million for each of the nine months ended September 30, 2020 and September 30, 2019.
Other income. Other income was $3.9 million for the nine months ended September 30, 2020 compared to $4.7 million for the nine months ended September 30, 2019. Other income primarily consists of investment income, which decreased in 2020 as a result of lower yields on our marketable securities.
Provision for income taxes. For the nine months ended September 30, 2020 and 2019, we recorded income tax expense of $5.6 million and income tax benefit of $88.1 million, respectively. The income tax expense for the nine months ended September 30, 2020 was primarily driven by the estimated effective tax rate for the year and the discrete impact of net shortfall tax expense related to stock-based compensation activity. The income tax benefit for the nine months ended September 30, 2019 was primarily due to the reduction of our tax valuation allowance against substantially all of our deferred tax assets in the U.S. Net income tax benefit of $1.6 million was also recorded related to the generation of 2019 research and development and orphan drug credits, partially offset by current taxes payable to certain U.S. state and foreign jurisdictions and uncertain tax positions.
Liquidity and Capital Resources
As of September 30, 2020, our total cash and cash equivalents and marketable securities were $348.5 million compared to $312.1 million at December 31, 2019. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises, commercial paper and asset-backed securities.
Our liquidity resources as of September 30, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$56,973	$45,072
Marketable securities:
U.S. Treasury and government agencies	151,501	88,601
Corporate debt	140,074	130,055
Asset-backed securities	—	48,401
Total marketable securities	291,575	267,057
Total cash, cash equivalents and marketable securities	$348,548	$312,129
As of September 30, 2020, we maintained all of our Cash in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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
Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	Net Change
Net cash provided by (used in):
Operating activities:
Net income	$15,147	$111,337	$(96,190)
Non-cash charges	17,049	(78,318)	95,367
Net change in operating assets and liabilities	277	3,137	(2,860)
Operating activities	32,473	36,156	(3,683)
Investing activities:
Purchases of property and equipment	(829)	(951)	122
Net purchases, sales and maturities of marketable securities	(23,984)	(61,128)	37,144
Investing activities	(24,813)	(62,079)	37,266
Financing activities:
Proceeds from the exercise of stock options	4,202	4,148	54
Financing activities	4,202	4,148	54
Effect of exchange rate changes on cash, cash equivalents and restricted cash	41	(24)	65
Net change in cash, cash equivalents and restricted cash	$11,903	$(21,799)	$33,702
Operating Activities: Cash flows provided by operating activities during the nine months ended September 30, 2020 were $32.5 million, a decrease of $3.7 million compared to cash flows provided by operating activities of $36.2 million for the nine months ended September 30, 2019. The decrease reflects a decrease of $96.2 million in net income and a decrease of $2.9 million from the net change in operating assets and liabilities, partially offset by an increase of $95.4 million in non-cash charges primarily due to the reduction of our tax valuation allowance against substantially all of our deferred tax assets in the U.S. The decrease of $2.9 million from the net change in operating assets and liabilities includes an increase in accounts receivable attributable to the timing of shipments and payments and an increase in inventory, partially offset by a decrease of prepaid marketing expenses.
Investing Activities: Cash flows used in investing activities during the nine months ended September 30, 2020 were $24.8 million, an increase of $37.3 million compared to cash flows used in investing activities of $62.1 million for the nine months ended September 30, 2019. Investing activities primarily include purchases, sales and maturities of marketable securities.

Financing Activities: Cash flows provided by financing activities during the nine months ended September 30, 2020 were $4.2 million, an increase of $0.1 million compared to $4.1 million for the nine months ended September 30, 2019. Financing activities include proceeds from exercises of stock options.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
Contractual Obligations and Commitments
The following is a summary of our noncancellable long-term contractual cash obligations as of September 30, 2020:

	Cash Payments Due by Year (3)(4)
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases(1)	$18,156	$644	$2,067	$2,355	$2,420	$2,488	$8,182
Purchase commitments(2)	1,683	236	966	481	—	—	—
Total noncancellable long-term contractual cash obligations	$19,839	$880	$3,033	$2,836	$2,420	$2,488	$8,182
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
(3)This table does not include potential future milestone obligations under our license agreements for which we have not deemed it probable that the milestone event will occur as of September 30, 2020. See Commitments and Contingencies footnote to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for a description of our licensing arrangements and remaining milestone obligations.
(4)This table does not include liabilities related to uncertain tax positions taken as of September 30, 2020. Due to the uncertainties in the timing of potential tax audits, the timing associated with the resolution of these positions is also uncertain.

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
Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 96% of total revenues for the nine months ended September 30, 2020. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 93% of total accounts receivable at September 30, 2020. We mitigate our credit risk relating to accounts receivable from customers by performing ongoing credit evaluations.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2020, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In January 2020 and February 2020, we received additional Paragraph IV Letters from MSN concerning the ‘487 Patent and the ‘176 Patent, respectively, in which MSN alleges that the ‘487 and the ‘176 Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale, offer for sale, or importation of MSN's generic version of HETLIOZ® as described in MSN's ANDA. In February and March 2020, we filed two additional lawsuits in the Delaware District Court against MSN for infringement of our ‘487 Patent and ‘176 Patent. These lawsuits have been consolidated with the other lawsuits against the HETLIOZ® Defendants and are also scheduled for trial in July 2021.
Other Matters. In February 2019, a qui tam action filed against us was unsealed by order of the DC District Court. The qui tam action, which was filed under seal in March 2017, was brought by one of our former employees on behalf of the U.S., 28 states and the District of Columbia (collectively, the Plaintiff States) and the policyholders of certain insurance companies under the Federal False Claims Act and state law equivalents to the Federal False Claims Act and related state laws. The complaint alleged that we violated these laws through the promotion and marketing of our products Fanapt® and HETLIOZ® and sought, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs. By virtue of the DC District Court having unsealed the original complaint, we learned that in January 2019, the U.S. Department of Justice (the DOJ), as well as the Plaintiff States, elected not to intervene in the qui tam action at that time. In May 2019, the plaintiff filed an amended complaint under seal repeating the same allegations and seeking the same relief. According to a filing unsealed in June 2019, the DOJ reaffirmed its decision not to intervene and incorporated its prior filing, indicating that neither the DOJ nor the Plaintiff States were intervening regarding the original complaint. Although the DOJ and the Plaintiff States have elected not to intervene, the plaintiff may litigate this action and the DOJ and the Plaintiff States may later seek to intervene in the action. In August 2019, we filed a motion to dismiss, and in October 2019 the plaintiff filed a reply. In May 2020, the DC District Court dismissed the plaintiff’s complaint in its entirety, without prejudice. In June 2020, the plaintiff filed a second amended complaint with similar allegations and seeking the same relief. In July 2020, we filed another motion to dismiss and in October 2020 the plaintiff filed a reply. We intend to continue to vigorously defend ourselves in the case.
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
In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China. Since then, COVID-19 has spread to nearly every country in the world, including the U.S., and has rapidly evolved into a global pandemic, leading to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The effects of shelter-in-place orders and our work-from-home policies may negatively impact productivity and disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
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

The COVID-19 pandemic has impacted clinical research globally, including our previously reported clinical trials. The tradipitant gastroparesis program has resumed patient enrollment, while randomization for the tradipitant motion sickness and atopic dermatitis programs, as well as the Fanapt® bipolar disorder and long acting injectable studies, is currently on hold. We may experience further disruptions that could adversely impact our supply chain, our ongoing and planned clinical trials, and other regulatory activities, including:
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

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

October 29, 2020	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer (Principal Executive Officer)

October 29, 2020	/s/ Kevin Moran
Kevin Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)