Form 10-Q
period 2021-03-31
Vanda Pharmaceuticals Inc.
filed 2021-05-06
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

As of April 29, 2021, there were 55,564,214 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations and assumptions that involve risks, changes in circumstances and uncertainties. If the risks, changes in circumstances or uncertainties materialize or the assumptions prove incorrect, the results of Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report may include, among other things, statements about:

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
All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. We caution you not to rely too heavily on the forward-looking statements we make or that are made on our behalf. Each forward-looking statement speaks only as of the date of this Quarterly Report, and we undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We encourage you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this Quarterly Report. In addition to the risks described in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K for the fiscal year ended December 31, 2020, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$72,132	$61,031
Marketable securities	306,030	306,709
Accounts receivable, net	31,474	30,036
Inventory	1,361	1,280
Prepaid expenses and other current assets	10,227	10,089
Total current assets	421,224	409,145
Property and equipment, net	3,840	4,136
Operating lease right-of-use assets	10,194	10,459
Intangible assets, net	21,189	21,559
Deferred tax assets	80,355	81,516
Non-current inventory and other	6,389	6,641
Total assets	$543,191	$533,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,105	$31,509
Product revenue allowances	35,679	34,427
Total current liabilities	61,784	65,936
Operating lease non-current liabilities	11,125	11,497
Other non-current liabilities	2,655	2,757
Total liabilities	75,564	80,190
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 55,560,214 and 54,865,092 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	56	55
Additional paid-in capital	656,057	650,300
Accumulated other comprehensive income	192	239
Accumulated deficit	(188,678)	(197,328)
Total stockholders’ equity	467,627	453,266
Total liabilities and stockholders’ equity	$543,191	$533,456
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2021	March 31, 2020
Revenues:
Net product sales	$62,669	$58,000
Total revenues	62,669	58,000
Operating expenses:
Cost of goods sold excluding amortization	6,030	5,207
Research and development	16,131	15,527
Selling, general and administrative	29,797	37,021
Intangible asset amortization	370	370
Total operating expenses	52,328	58,125
Income (loss) from operations	10,341	(125)
Other income	87	1,366
Income before income taxes	10,428	1,241
Provision for income taxes	1,778	755
Net income	$8,650	$486
Net income per share:
Basic	$0.16	$0.01
Diluted	$0.15	$0.01
Weighted average shares outstanding:
Basic	55,145,789	53,806,317
Diluted	56,505,087	54,870,146
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net income	$8,650	$486
Other comprehensive income (loss):
Net foreign currency translation loss	(47)	(13)
Change in net unrealized gain on marketable securities	1	705
Tax provision on other comprehensive income (loss)	(1)	(160)
Other comprehensive income (loss), net of tax	(47)	532
Comprehensive income	$8,603	$1,018
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2020	54,865,092	$55	$650,300	$239	$(197,328)	$453,266
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	695,122	1	1,848	—	—	1,849
Stock-based compensation expense	—	—	3,909	—	—	3,909
Net income	—	—	—	—	8,650	8,650
Other comprehensive loss, net of tax	—	—	—	(47)	—	(47)
Balances at March 31, 2021	55,560,214	$56	$656,057	$192	$(188,678)	$467,627

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2019	53,549,612	$54	$631,307	$249	$(220,665)	$410,945
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	582,724	—	479	—	—	479
Stock-based compensation expense	—	—	3,944	—	—	3,944
Net income	—	—	—	—	486	486
Other comprehensive income, net of tax	—	—	—	532	—	532
Balances at March 31, 2020	54,132,336	$54	$635,730	$781	$(220,179)	$416,386
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net income	$8,650	$486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	345	351
Stock-based compensation	3,909	3,944
Amortization of premiums and accretion of discounts on marketable securities	490	(287)
Gain on sale of marketable securities	(12)	—
Intangible asset amortization	370	370
Deferred income taxes	1,160	879
Other non-cash adjustments, net	295	314
Changes in operating assets and liabilities:
Accounts receivable	(1,483)	(2,905)
Prepaid expenses and other assets	50	(3,524)
Inventory	42	76
Accounts payable and other liabilities	(5,272)	(1,795)
Product revenue allowances	649	1,184
Net cash provided by (used in) operating activities	9,193	(907)
Cash flows from investing activities
Purchases of property and equipment	(130)	(373)
Purchases of marketable securities	(93,060)	(41,400)
Sales and maturities of marketable securities	93,261	62,073
Net cash provided by investing activities	71	20,300
Cash flows from financing activities
Proceeds from the exercise of stock options	1,849	479
Net cash provided by financing activities	1,849	479
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	5
Net change in cash, cash equivalents and restricted cash	11,098	19,877
Cash, cash equivalents and restricted cash
Beginning of period	61,613	45,650
End of period	$72,711	$65,527
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
The Company’s commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and patients with SMS. In addition, the Company has a number of drugs in development, including:

•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, pediatric Non-24, delayed sleep phase disorder (DSPD) and sleep disturbances in autism spectrum disorder (ASD);
•Fanapt® (iloperidone) for the treatment of bipolar disorder and Parkinson's disease psychosis (PDP) and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, for the treatment of gastroparesis, motion sickness, atopic dermatitis and COVID-19 pneumonia;
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements includes the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2020. The financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statement of Cash Flows:

(in thousands)	March 31, 2021	March 31, 2020
Cash and cash equivalents	$72,132	$64,950
Restricted cash included in:
Prepaid expenses and other current assets	57	—
Non-current inventory and other	522	577
Total cash, cash equivalents and restricted cash	$72,711	$65,527
Revenue from Net Product Sales
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
HETLIOZ® net product sales	$39,343	$35,336
Fanapt® net product sales	23,326	22,664
Total net product sales	$62,669	$58,000
Major Customers
HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 92% of total revenues for the three months ended March 31, 2021. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 88% of total accounts receivable at March 31, 2021. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The adoption of this standard on January 1, 2021 did not have a material impact on the Company's condensed consolidated financial statements.

3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2021, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$145,508	$86	$(2)	$145,592
Corporate debt	160,316	127	(5)	160,438
Total marketable securities	$305,824	$213	$(7)	$306,030
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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company's assets classified in Level 1 and Level 2 as of March 31, 2021 and December 31, 2020 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and asset-backed securities that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of March 31, 2021, as follows:

		Fair Value Measurement as of March 31, 2021 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$145,592	$145,592	$—	$—
Corporate debt	160,438	—	160,438	—
Total assets measured at fair value	$306,030	$145,592	$160,438	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2020, as follows:

		Fair Value Measurement as of December 31, 2020 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$166,092	$166,092	$—	$—
Corporate debt	140,617	—	140,617	—
Total assets measured at fair value	$306,709	$166,092	$140,617	$—
Total assets measured at fair value as of March 31, 2021 and December 31, 2020 include no cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, product revenue allowances, and milestone obligations under license agreements, the carrying values of which materially approximate their fair values.
5. Inventory
Inventory consisted of the following as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Current assets
Work-in-process	$207	$66
Finished goods	1,154	1,214
Total inventory, current	$1,361	$1,280
Non-Current assets
Raw materials	$742	$744
Work-in-process	3,905	4,045
Finished goods	303	302
Total inventory, non-current	4,950	5,091
Total inventory	$6,311	$6,371
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
The following is a summary of the Company’s intangible assets as of March 31, 2021:

		March 31, 2021
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$11,811	$21,189

The following is a summary of the Company’s intangible assets as of December 31, 2020:

		December 31, 2020
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$11,441	$21,559
As of March 31, 2021 and December 31, 2020, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for each of the three months ended March 31, 2021 and 2020. The following is a summary of the future intangible asset amortization schedule as of March 31, 2021:

(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
HETLIOZ®	$21,189	$1,109	$1,478	$1,478	$1,478	$1,478	$14,168
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Research and development expenses	$7,231	$6,173
Royalties payable	5,318	5,817
Consulting and other professional fees	5,164	5,052
Compensation and employee benefits	4,113	10,951
Operating lease liabilities	2,126	2,117
Milestone obligations under license agreements	350	350
Accounts payable and other accrued liabilities	1,803	1,049
Total accounts payable and accrued liabilities	$26,105	$31,509
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of March 31, 2021, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where the Company commercializes HETLIOZ® for a period equal to the greater of 10 years following the first commercial sale in the territory or the expiry of the new chemical entity (NCE) patent in that territory. During the period prior to the expiry of the NCE patent in a territory, the Company is obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no NCE patent existed or for the remainder of the 10 years after the expiry of the NCE patent. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1R antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of March 31, 2021, the Company has paid Lilly $3.0 million in upfront fees and development milestones. As of March 31, 2021, remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first marketing authorization for tradipitant in either the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of a marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of March 31, 2021, the Company has paid UCSF $1.2 million in upfront fees and development milestones. As of March 31, 2021, remaining milestone obligations include $12.2 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $12.2 million of development milestones is a $350,000 milestone due upon the conclusion of a Phase I study for each licensed product but not to exceed $1.1 million in total for the CFTR portfolio. In the fourth quarter of 2020, the Company determined the $350,000 milestone to be probable and recorded it as research and development expense in the Condensed Consolidated Statements of Operations. The milestone obligation was accrued as a current liability in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.
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

9. Accumulated Other Comprehensive Income
The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Foreign currency translation	$34	$81
Unrealized gain on marketable securities	158	158
Accumulated other comprehensive income	$192	$239
10. Stock-Based Compensation
As of March 31, 2021, there were 6,009,475 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended and restated three times to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments and restatements of the 2016 Plan was approved by the Company's stockholders. There is a total of 8,790,000 shares of common stock authorized for issuance under the 2016 Plan, 2,533,396 shares of which remained available for future grant as of March 31, 2021.
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
As of March 31, 2021, $11.7 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.6 years. No option awards are classified as a liability as of March 31, 2021.
A summary of option activity under the Plans for the three months ended March 31, 2021 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,606,818	$12.24	5.76	$8,511
Granted	658,500	20.28
Expired	(10,000)	18.30
Exercised	(209,330)	8.83		1,609
Outstanding at March 31, 2021	4,045,988	13.71	6.32	11,958
Exercisable at March 31, 2021	2,542,322	11.88	4.66	9,964
Vested and expected to vest at March 31, 2021	3,751,436	13.38	6.07	11,689
The weighted average grant-date fair value of options granted was $8.95 and $5.73 per share for the three months ended March 31, 2021 and 2020, respectively. Proceeds from the exercise of stock options amounted to $1.8 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

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
As of March 31, 2021, $31.5 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 2.0 years. No RSUs are classified as a liability as of March 31, 2021.
A summary of RSU activity under the Plans for the three months ended March 31, 2021 follows:

	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	1,639,563	$15.26
Granted	832,305	19.62
Forfeited	(22,589)	15.30
Vested	(485,792)	16.13
Unvested at March 31, 2021	1,963,487	16.89
The grant date fair value for the 485,792 shares underlying RSUs that vested during the three months ended March 31, 2021 was $7.8 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three months ended March 31, 2021 and 2020 was comprised of the following:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Research and development	$1,120	$1,111
Selling, general and administrative	2,789	2,833
Total stock-based compensation expense	$3,909	$3,944
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Expected dividend yield	0%	0%
Weighted average expected volatility	46%	52%
Weighted average expected term (years)	5.98	6.09
Weighted average risk-free rate	0.73%	1.37%

11. Income Taxes
For the three months ended March 31, 2021 and 2020, the Company recorded income tax expense of $1.8 million and $0.8 million, respectively. The income tax expense for the three months ended March 31, 2021 and 2020 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax benefit of $0.3 million and discrete income tax expense of $0.4 million, respectively.
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
The following table presents the calculation of basic and diluted net income per share of common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2021	March 31, 2020
Numerator:
Net income	$8,650	$486
Denominator:
Weighted average shares outstanding, basic	55,145,789	53,806,317
Effect of dilutive securities	1,359,298	1,063,829
Weighted average shares outstanding, diluted	56,505,087	54,870,146
Net income per share, basic and diluted:
Basic	$0.16	$0.01
Diluted	$0.15	$0.01
Antidilutive securities excluded from calculations of diluted net income per share	2,137,110	3,095,224
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

HETLIOZ®. Between April 2018 and February 2021, the Company filed numerous patent infringement lawsuits in the Delaware District Court against Teva Pharmaceuticals USA, Inc. (Teva), MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) and Apotex (collectively with Teva and MSN, the HETLIOZ® Defendants) after having received multiple Paragraph IV certification notice letters from each of the HETLIOZ® Defendants alleging that the Company’s patents covering HETLIOZ®, U.S. Patent Nos. RE46,604, 9,060,995, 9,539,234, 9,549,913, 9,730,910, 9,844,241, 10,071,977, 10,149,829, 10,376,487, 10,449,176, 10,610,510, 10,610,511, and 10,829,465, were invalid, unenforceable and/or would not be infringed by the manufacture, use or sale of their generic versions of HETLIOZ®, as described in the ANDAs submitted to the FDA by each of the HETLIOZ® Defendants. In March 2021, the Company filed an additional patent infringement lawsuit against the HETLIOZ® Defendants asserting U.S. Patent No. 10,611,744. The Company intends to file a motion to consolidate this lawsuit with the previously consolidated lawsuits, which are scheduled for trial in March 2022.
Other Matters. In February 2019, a qui tam action filed against the Company was unsealed by order of the U.S. District Court for the District of Columbia (DC District Court). The qui tam action, which was filed under seal in March 2017, was brought by a former Company employee on behalf of the U.S., 28 states and the District of Columbia (collectively, the Plaintiff States) and the policyholders of certain insurance companies under the Federal False Claims Act and state law equivalents to the Federal False Claims Act and related state laws. The complaint alleged that the Company violated these laws through the promotion and marketing of its products Fanapt® and HETLIOZ® and sought, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs. By virtue of the DC District Court having unsealed the original complaint, the Company learned that in January 2019, the U.S. Department of Justice (the DOJ), as well as the Plaintiff States, elected not to intervene in the qui tam action at that time. In May 2019, the plaintiff filed an amended complaint under seal repeating the same allegations and seeking the same relief. According to a filing unsealed in June 2019, the DOJ reaffirmed its decision not to intervene and incorporated its prior filing, indicating that neither the DOJ nor the Plaintiff States were intervening regarding the original complaint. Although the DOJ and the Plaintiff States have elected not to intervene, the plaintiff may litigate this action and the DOJ and the Plaintiff States may later seek to intervene in the action. In August 2019, the Company filed a motion to dismiss, and in October 2019 the plaintiff filed a reply. In May 2020, the DC District Court dismissed the plaintiff’s complaint in its entirety, without prejudice. In June 2020, the plaintiff filed a second amended complaint with similar allegations and seeking the same relief. In July 2020, the Company filed another motion to dismiss and in October 2020 the plaintiff filed a reply. The DC District Court denied the Company's motion to dismiss in March 2021. In April 2021, the Company filed its answer to the plaintiff’s second amended complaint. The Company intends to continue to vigorously defend itself in the case.
In February 2019, a securities class action, Gordon v. Vanda Pharmaceuticals Inc., was filed in the U.S. District Court for the Eastern District of New York naming the Company and certain of its officers as defendants. An amended complaint was filed in July 2019. The amended complaint, filed on behalf of a purported stockholder, asserts claims on behalf of a putative class of all persons who purchased the Company’s publicly traded securities between November 4, 2015 and February 11, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that the defendants made false and misleading statements and/or omissions regarding Fanapt®, HETLIOZ® and the Company’s interactions with the FDA regarding tradipitant between November 3, 2015 and February 11, 2019. In March 2020, the Company filed a motion to dismiss the complaint. In March 2021, the motion to dismiss was granted in part and denied in part. In April 2021, the Company filed its answer to the amended complaint. The Company believes that it has meritorious defenses and intends to vigorously defend this lawsuit. The Company does not anticipate that this litigation will have a material adverse effect on its business, results of operations or financial condition. However, this lawsuit is subject to inherent uncertainties, the actual cost may be significant, and the Company may not prevail. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient.
In July 2019, a shareholder derivative complaint, Samuel Williams v. Mihael Polymeropoulos, et al., was filed in the U.S. District Court for the Eastern District of New York naming certain current and former Company directors and officers as defendants. In September 2019, a shareholder derivative complaint, Michael Bavaro v. Mihael Polymeropoulos, et al., was filed in the Delaware District Court naming certain current and former Company directors and officers as defendants. In October 2019, the Company filed a motion to transfer the Bavaro case to the Eastern District of New York, where the Gordon and Williams cases are pending. In March 2020, the Delaware District Court transferred the Bavaro case to the Eastern District of New York, consolidating the Williams and Bavaro cases, and the plaintiffs filed a consolidated complaint in April 2020. These complaints, filed on behalf of purported stockholders, derivatively on behalf of the Company, assert claims for alleged breach of fiduciary duties by certain of the Company’s current and former directors and officers. In April 2021, the parties to the consolidated case reached a settlement to resolve all of the claims asserted in the consolidated complaint for the Williams and Bavaro cases, with no admission of wrongdoing by any defendant. The terms of the settlement will be presented to the Court for final approval, but based on the terms that will be presented, the Company does not expect the settlement to have a material impact to its business, results of operation or financial condition.

In July 2017, the Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion recommending against approval of Fanaptum® (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the E.U. The CHMP was of the opinion that the benefits of Fanaptum® did not outweigh its risks and recommended against marketing authorization. In March 2018, the Company filed an application seeking annulment of the EMA’s negative opinion and the subsequent European Commission decision refusing marketing authorization of Fanaptum® in the E.U. General Court. In December 2019, the General Court issued its judgment dismissing the action, leaving the EMA opinion and Commission decision intact. In February 2020, the Company filed an appeal of this judgment with the Court of Justice of the E.U.

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
Our commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first product approved by the U.S. Food and Drug Administration (FDA) for patients with Non-24 and patients with SMS. In addition, we have a number of drugs in development, including:
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, pediatric Non-24, delayed sleep phase disorder (DSPD) and sleep disturbances in autism spectrum disorder (ASD);
•Fanapt® (iloperidone) for the treatment of bipolar disorder and Parkinson's disease psychosis (PDP) and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•Tradipitant (VLY-686), a small molecule neurokinin-1 receptor (NK-1R) antagonist, for the treatment of gastroparesis, motion sickness, atopic dermatitis and COVID-19 pneumonia;
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
Operational Highlights
Tradipitant
•The gastroparesis Phase III clinical study (VP-VLY-686-3301) is ongoing. The study has a target enrollment of 200 randomized patients and is expected to complete enrollment in the second quarter of 2021, with a New Drug Application (NDA) filing expected in late 2021 or early 2022.
HETLIOZ®
•In December 2020, the FDA approved HETLIOZ® capsule and liquid formulations for the treatment of adults and children, respectively, with nighttime sleep disturbances in SMS. HETLIOZ® capsules, for adults with SMS, were immediately available after approval and the HETLIOZ LQTM liquid formulation, for children with SMS, became available in the first quarter of 2021.
•A Phase III clinical study of HETLIOZ® in DSPD was initiated in the first quarter of 2021.
Fanapt®
•A Phase III clinical study of Fanapt® in bipolar disorder resumed during the first quarter of 2021 after pausing in 2020 due to the COVID-19 pandemic.
•Development of the LAI formulation of Fanapt® is ongoing.
•A clinical development program of Fanapt® in PDP was initiated in the first quarter of 2021.
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing HETLIOZ® and Fanapt® in the U.S. and Europe, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks that are detailed Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2020.
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
There have been no significant changes in our critical accounting policies including estimates, assumptions and judgments from those described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Annual Report. A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements included in the Annual Report. We believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.
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
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known.
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
Service fees: We receive sales order management, data and distribution services from certain customers for which we are assessed fees. These fees are based on contracted terms and are known amounts. We accrue service fees at the time of revenue recognition, resulting in a reduction of product sales and the recognition of an accrued liability, unless it is a payment for a distinct good or service from the customer in which case the fair value of those distinct goods or services are recorded as selling, general and administrative expense.
Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Co-pay assistance utilization is based on information provided by our third-party administrator.
Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of March 31, 2021 or December 31, 2020.
The following table summarizes sales discounts and allowance activity as of and for the three months ended March 31, 2021:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2020	$26,870	$8,873	$35,743
Provision related to current period sales	20,154	7,800	27,954
Adjustments for prior period sales	(828)	(181)	(1,009)
Credits/payments made	(18,335)	(7,870)	(26,205)
Balances at March 31, 2021	$27,861	$8,622	$36,483
The provision of $20.2 million for rebates and chargebacks for the three months ended March 31, 2021 primarily represents Medicaid rebates applicable to sales of Fanapt® and HETLIOZ®. The provision of $7.8 million for discounts, returns and other for the three months ended March 31, 2021 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, estimated product returns of Fanapt®, and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.
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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q (Quarterly Report) for information on recent accounting pronouncements.
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

Three months ended March 31, 2021 compared to three months ended March 31, 2020
Revenues. Total revenues increased by $4.7 million, or 8%, to $62.7 million for the three months ended March 31, 2021 compared to $58.0 million for the three months ended March 31, 2020. Revenues were as follows:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020	Net Change	Percent
HETLIOZ® net product sales	$39,343	$35,336	$4,007	11%
Fanapt® net product sales	23,326	22,664	662	3%
Total net product sales	$62,669	$58,000	$4,669	8%
HETLIOZ® net product sales increased by $4.0 million, or 11%, to $39.3 million for the three months ended March 31, 2021 compared to $35.3 million for the three months ended March 31, 2020. The increase to net product sales was attributable to an increase in price net of deductions.
Fanapt® net product sales increased by $0.7 million, or 3%, to $23.3 million for the three months ended March 31, 2021 compared to $22.7 million for the three months ended March 31, 2020. The increase to net product sales was attributable to an increase in price net of deductions partially offset by a decrease in volume.
Cost of goods sold. Cost of goods sold increased by $0.8 million, or 16%, to $6.0 million for the three months ended March 31, 2021 compared to $5.2 million for the three months ended March 31, 2020. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 10% and 5% of HETLIOZ® net product sales in the U.S. and Germany, respectively. Third-party royalty costs on Fanapt® net product sales decreased from 9% to 6% beginning January 2020.
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
Research and development expenses. Research and development expenses increased by $0.6 million, or 4%, to $16.1 million for the three months ended March 31, 2021 compared to $15.5 million for the three months ended March 31, 2020. Research and development expenses for each of our development programs were generally consistent for the three months ended March 31, 2021 as compared to March 31, 2020.
The following table summarizes the costs of our product development initiatives for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Direct project costs (1)
HETLIOZ®	$2,691	$1,898
Fanapt®	2,690	2,685
Tradipitant	6,544	7,193
VTR-297	233	368
CFTR	1,022	780
Other	744	471
Total direct project costs	13,924	13,395
Indirect project costs (1)
Stock-based compensation	1,120	1,111
Other indirect overhead	1,087	1,021
Total indirect project costs	2,207	2,132
Total research and development expense	$16,131	$15,527

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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $7.2 million, or 20%, to $29.8 million for the three months ended March 31, 2021 compared to $37.0 million for the three months ended March 31, 2020. The decrease was primarily the result of a decrease in spending on marketing activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $0.4 million for each of the three months ended March 31, 2021 and 2020.
Other income. Other income was $0.1 million for the three months ended March 31, 2021 compared to $1.4 million for the three months ended March 31, 2020. Other income primarily consists of investment income, which decreased beginning in the second half of 2020 as a result of lower yields on our marketable securities.
Provision for income taxes. Income tax expense was $1.8 million for the three months ended March 31, 2021 compared to $0.8 million for the three months ended March 31, 2020. The income tax expense for the three months ended March 31, 2021 and 2020 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax benefit of $0.3 million and discrete income tax expense of $0.4 million, respectively.
Liquidity and Capital Resources
As of March 31, 2021, our total cash and cash equivalents and marketable securities were $378.2 million compared to $367.7 million at December 31, 2020. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of March 31, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$72,132	$61,031
Marketable securities:
U.S. Treasury and government agencies	145,592	166,092
Corporate debt	160,438	140,617
Total marketable securities	306,030	306,709
Total cash, cash equivalents and marketable securities	$378,162	$367,740
As of March 31, 2021, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
Based on our current operating plans, which include costs and expenses in connection with our continued clinical development of tradipitant and our other products, U.S. commercial activities for HETLIOZ® and Fanapt®, pursuit of market approval of HETLIOZ® and Fanapt® in other regions, and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.

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
Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020	Net Change
Net cash provided by (used in):
Operating activities:
Net income	$8,650	$486	$8,164
Non-cash charges	6,557	5,571	986
Net change in operating assets and liabilities	(6,014)	(6,964)	950
Operating activities	9,193	(907)	10,100
Investing activities:
Purchases of property and equipment	(130)	(373)	243
Net purchases, sales and maturities of marketable securities	201	20,673	(20,472)
Investing activities	71	20,300	(20,229)
Financing activities:
Proceeds from the exercise of stock options	1,849	479	1,370
Financing activities	1,849	479	1,370
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	5	(20)
Net change in cash, cash equivalents and restricted cash	$11,098	$19,877	$(8,779)
Operating Activities: Cash flows provided by operating activities during the three months ended March 31, 2021 were $9.2 million, an increase of $10.1 million compared to cash flows used in operating activities of $0.9 million for the three months ended March 31, 2020. The increase primarily reflects an increase of $8.2 million in net income.
Investing Activities: Cash flows provided by investing activities during the three months ended March 31, 2021 were $0.1 million, a decrease of $20.2 million compared to cash flows provided by investing activities of $20.3 million for the three months ended March 31, 2020. Investing activities primarily include purchases, sales and maturities of marketable securities.
Financing Activities: Cash flows provided by financing activities during the three months ended March 31, 2021 were $1.8 million, an increase of $1.4 million compared to $0.5 million for the three months ended March 31, 2020. Financing activities include proceeds from exercises of stock options.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments
The following is a summary of our non-cancellable long-term contractual cash obligations as of March 31, 2021:

	Cash payments due by year (4)
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases (1)	$17,398	$1,655	$2,612	$2,462	$2,488	$2,557	$5,624
Milestone obligation (2)	350	350	—	—	—	—	—
Purchase commitments (3)	1,211	730	481	—	—	—	—
Total non-cancellable long-term contractual cash obligations	$18,959	$2,735	$3,093	$2,462	$2,488	$2,557	$5,624
(1)Operating leases include the minimum lease payments for our operating lease liabilities. This table does not include obligations under short-term lease agreements, variable payments for building maintenance and other services and executory costs associated with our operating lease agreements.
(2)This table includes a probable future $350,000 milestone obligation under our license agreement with University of California San Francisco due upon the conclusion of a Phase I study. This table does not include potential future milestone obligations under our license agreements for which we have not deemed it probable that the milestone event will occur as of March 31, 2021. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I of this Quarterly Report, for a description of our licensing arrangements and remaining milestone obligations.
(3)Purchase commitments include non cancellable purchase commitments for agreements longer than one year and primarily relate to commitments for data services. This table does not include various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase commitments, due to the cancellable nature of the services or variable terms within the agreement. Additionally, this table does not include rebates, chargebacks or discounts recorded as liabilities at the time that product sales are recognized as revenue.
(4)This table does not include liabilities related to uncertain tax positions taken as of March 31, 2021. Due to the uncertainties in the timing of potential tax audits, the timing associated with the resolution of these positions is also uncertain.

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
Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 92% of total revenues for the three months ended March 31, 2021. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 88% of total accounts receivable at March 31, 2021. We mitigate our credit risk relating to accounts receivable from customers by performing ongoing credit evaluations.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2021, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings
Information with respect to this item may be found in Note 13, Legal Matters, to the condensed consolidated financial statements in Part I of this quarterly report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A	Risk Factors
We previously disclosed in Part I, Item 1A of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 11, 2021, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors subsequent to the filing of our Annual Report for the fiscal year ended December 31, 2020.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
None

ITEM 3	Defaults Upon Senior Securities
None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information
Approval of Amendment to Amended and Restated 2016 Equity Incentive Plan
On March 18, 2021 our Board of Directors approved, subject to stockholder approval, an amendment to our Amended and Restated 2016 Equity Incentive Plan (the 2016 Plan). The amendment to the 2016 Plan, if approved by the stockholders, will increase the aggregate number of shares of common stock that may be issued by us pursuant to awards under the 2016 Plan by 2,000,000 shares.

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

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

May 6, 2021	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President and Chief Executive Officer (Principal Executive Officer)

May 6, 2021	/s/ Kevin Moran
Kevin Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)