Form 10-Q
period 2021-06-30
Vanda Pharmaceuticals Inc.
filed 2021-07-29
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

As of July 22, 2021, there were 55,638,166 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2021

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

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$57,242	$61,031
Marketable securities	339,251	306,709
Accounts receivable, net	37,090	30,036
Inventory	1,055	1,280
Prepaid expenses and other current assets	12,014	10,089
Total current assets	446,652	409,145
Property and equipment, net	3,631	4,136
Operating lease right-of-use assets	9,898	10,459
Intangible assets, net	20,820	21,559
Deferred tax assets	78,641	81,516
Non-current inventory and other	8,003	6,641
Total assets	$567,645	$533,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,788	$31,509
Product revenue allowances	40,201	34,427
Total current liabilities	71,989	65,936
Operating lease non-current liabilities	10,740	11,497
Other non-current liabilities	3,696	2,757
Total liabilities	86,425	80,190
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 55,627,666 and 54,865,092 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	56	55
Additional paid-in capital	660,086	650,300
Accumulated other comprehensive income	103	239
Accumulated deficit	(179,025)	(197,328)
Total stockholders’ equity	481,220	453,266
Total liabilities and stockholders’ equity	$567,645	$533,456
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Net product sales	$67,899	$62,207	$130,568	$120,207
Total revenues	67,899	62,207	130,568	120,207
Operating expenses:
Cost of goods sold excluding amortization	6,566	5,847	12,596	11,054
Research and development	20,248	12,903	36,379	28,430
Selling, general and administrative	28,347	33,917	58,144	70,938
Intangible asset amortization	369	369	739	739
Total operating expenses	55,530	53,036	107,858	111,161
Income from operations	12,369	9,171	22,710	9,046
Other income	235	1,918	322	3,284
Income before income taxes	12,604	11,089	23,032	12,330
Provision for income taxes	2,951	2,375	4,729	3,130
Net income	$9,653	$8,714	$18,303	$9,200
Net income per share:
Basic	$0.17	$0.16	$0.33	$0.17
Diluted	$0.17	$0.16	$0.32	$0.17
Weighted average shares outstanding:
Basic	55,582,916	54,501,308	55,365,558	54,153,812
Diluted	56,903,340	55,081,397	56,705,419	54,975,771
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$9,653	$8,714	$18,303	$9,200
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	16	10	(31)	(3)
Change in net unrealized gain (loss) on marketable securities	(136)	(252)	(135)	453
Tax benefit (provision) on other comprehensive income (loss)	31	57	30	(103)
Other comprehensive income (loss), net of tax	(89)	(185)	(136)	347
Comprehensive income	$9,564	$8,529	$18,167	$9,547
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2020	54,865,092	$55	$650,300	$239	$(197,328)	$453,266
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	695,122	1	1,848	—	—	1,849
Stock-based compensation expense	—	—	3,909	—	—	3,909
Net income	—	—	—	—	8,650	8,650
Other comprehensive loss, net of tax	—	—	—	(47)	—	(47)
Balances at March 31, 2021	55,560,214	$56	$656,057	$192	$(188,678)	$467,627
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	67,452	—	289	—	—	289
Stock-based compensation expense	—	—	3,740	—	—	3,740
Net income	—	—	—	—	9,653	9,653
Other comprehensive loss, net of tax	—	—	—	(89)	—	(89)
Balances at June 30, 2021	55,627,666	$56	$660,086	$103	$(179,025)	$481,220

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2019	53,549,612	$54	$631,307	$249	$(220,665)	$410,945
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	582,724	—	479	—	—	479
Stock-based compensation expense	—	—	3,944	—	—	3,944
Net income	—	—	—	—	486	486
Other comprehensive income, net of tax	—	—	—	532	—	532
Balances at March 31, 2020	54,132,336	$54	$635,730	$781	$(220,179)	$416,386
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	496,000	1	3,599	—	—	3,600
Stock-based compensation expense	—	—	3,069	—	—	3,069
Net income	—	—	—	—	8,714	8,714
Other comprehensive loss, net of tax	—	—	—	(185)	—	(185)
Balances at June 30, 2020	54,628,336	$55	$642,398	$596	$(211,465)	$431,584
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net income	$18,303	$9,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	688	694
Stock-based compensation	7,649	7,013
Amortization of premiums and accretion of discounts on marketable securities	1,016	(420)
Gain on sale of marketable securities	(12)	(229)
Intangible asset amortization	739	739
Deferred income taxes	2,906	2,019
Other non-cash adjustments, net	666	695
Changes in operating assets and liabilities:
Accounts receivable	(7,064)	1,672
Prepaid expenses and other assets	(1,554)	(591)
Inventory	(1,366)	10
Accounts payable and other liabilities	888	883
Product revenue allowances	5,351	1,414
Net cash provided by operating activities	28,210	23,099
Cash flows from investing activities
Purchases of property and equipment	(428)	(583)
Purchases of marketable securities	(197,352)	(151,124)
Sales and maturities of marketable securities	163,670	174,739
Net cash provided by (used in) investing activities	(34,110)	23,032
Cash flows from financing activities
Proceeds from the exercise of stock options	2,138	4,079
Net cash provided by financing activities	2,138	4,079
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	23
Net change in cash, cash equivalents and restricted cash	(3,791)	50,233
Cash, cash equivalents and restricted cash
Beginning of period	61,613	45,650
End of period	$57,822	$95,883
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
•Fanapt® (iloperidone) for the treatment of bipolar disorder and Parkinson's disease psychosis and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness, atopic dermatitis and COVID-19 pneumonia;
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements includes the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2020. The financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statement of Cash Flows:

(in thousands)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$57,242	$95,305
Restricted cash included in:
Prepaid expenses and other current assets	57	—
Non-current inventory and other	523	578
Total cash, cash equivalents and restricted cash	$57,822	$95,883
Revenue from Net Product Sales
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
HETLIOZ® net product sales	$44,509	$41,561	$83,852	$76,897
Fanapt® net product sales	23,390	20,646	46,716	43,310
Total net product sales	$67,899	$62,207	$130,568	$120,207
Major Customers
HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 92% of total revenues for the six months ended June 30, 2021. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 92% of total accounts receivable at June 30, 2021. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
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

3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2021, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$181,783	$43	$(46)	$181,780
Corporate debt	157,398	74	(1)	157,471
Total marketable securities	$339,181	$117	$(47)	$339,251
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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company's assets classified in Level 1 and Level 2 as of June 30, 2021 and December 31, 2020 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and asset-backed securities that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of June 30, 2021, as follows:

		Fair Value Measurement as of June 30, 2021 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$181,780	$181,780	$—	$—
Corporate debt	166,469	—	166,469	—
Total assets measured at fair value	$348,249	$181,780	$166,469	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2020, as follows:

		Fair Value Measurement as of December 31, 2020 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$166,092	$166,092	$—	$—
Corporate debt	140,617	—	140,617	—
Total assets measured at fair value	$306,709	$166,092	$140,617	$—
Total assets measured at fair value as of June 30, 2021 include $9.0 million of cash equivalents. Total assets measured at fair value as of December 31, 2020 include no cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, product revenue allowances, and milestone obligations under license agreements, the carrying values of which materially approximate their fair values.
5. Inventory
Inventory consisted of the following as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Current assets
Work-in-process	$20	$66
Finished goods	1,035	1,214
Total inventory, current	$1,055	$1,280
Non-Current assets
Raw materials	$1,261	$744
Work-in-process	4,359	4,045
Finished goods	967	302
Total inventory, non-current	6,587	5,091
Total inventory	$7,642	$6,371
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
The following is a summary of the Company’s intangible assets as of June 30, 2021:

		June 30, 2021
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$12,180	$20,820

The following is a summary of the Company’s intangible assets as of December 31, 2020:

		December 31, 2020
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$11,441	$21,559
As of June 30, 2021 and December 31, 2020, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for each of the three months ended June 30, 2021 and 2020. Amortization expense was $0.7 million for each of the six months ended June 30, 2021 and 2020. The following is a summary of the future intangible asset amortization schedule as of June 30, 2021:

(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
HETLIOZ®	$20,820	$739	$1,478	$1,478	$1,478	$1,478	$14,169
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Research and development expenses	$10,321	$6,173
Consulting and other professional fees	6,932	5,052
Royalties payable	5,918	5,817
Compensation and employee benefits	4,008	10,951
Operating lease liabilities	2,142	2,117
Milestone obligations under license agreements	350	350
Accounts payable and other accrued liabilities	2,117	1,049
Total accounts payable and accrued liabilities	$31,788	$31,509
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of June 30, 2021, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note

6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in any territory where the Company commercializes HETLIOZ® for a period equal to the greater of 10 years following the first commercial sale in the territory or the expiry of the new chemical entity (NCE) patent in that territory. During the period prior to the expiry of the NCE patent in a territory, the Company is obligated to pay a 10% royalty on net sales in that territory. The royalty rate is decreased by half for countries in which no NCE patent existed or for the remainder of the 10 years after the expiry of the NCE patent. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of June 30, 2021, the Company has paid Lilly $3.0 million in upfront fees and development milestones. As of June 30, 2021, remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first marketing authorization for tradipitant in either the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of a marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of June 30, 2021, the Company has paid UCSF $1.2 million in upfront fees and development milestones. As of June 30, 2021, remaining milestone obligations include $12.2 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $12.2 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio. In the fourth quarter of 2020, the Company determined a $350,000 development milestone to be probable based upon the first clinical study initiated by the Company in the fourth quarter of 2020 and recorded it as research and development expense in the Condensed Consolidated Statements of Operations. The milestone obligation was accrued as a current liability in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.
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

9. Accumulated Other Comprehensive Income
The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Foreign currency translation	$50	$81
Unrealized gain on marketable securities	53	158
Accumulated other comprehensive income	$103	$239
10. Stock-Based Compensation
As of June 30, 2021, there were 5,990,256 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company's stockholders. There is a total of 10,790,000 shares of common stock authorized for issuance under the 2016 Plan, 4,487,804 shares of which remained available for future grant as of June 30, 2021.
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
As of June 30, 2021, $11.1 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.5 years. No option awards are classified as a liability as of June 30, 2021.
A summary of option activity under the Plans for the six months ended June 30, 2021 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,606,818	$12.24	5.76	$8,511
Granted	708,500	20.20
Expired	(10,000)	18.30
Exercised	(241,532)	8.85		1,927
Outstanding at June 30, 2021	4,063,786	13.82	6.15	31,266
Exercisable at June 30, 2021	2,641,523	12.01	4.62	25,089
Vested and expected to vest at June 30, 2021	3,828,506	13.56	5.95	30,450
The weighted average grant-date fair value of options granted was $8.91 and $5.65 per share for the six months ended June 30, 2021 and 2020, respectively. Proceeds from the exercise of stock options amounted to $2.1 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively.

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
As of June 30, 2021, $28.9 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.9 years. No RSUs are classified as a liability as of June 30, 2021.
A summary of RSU activity under the Plans for the six months ended June 30, 2021 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	1,639,563	$15.26
Granted	865,305	19.60
Forfeited	(56,356)	15.96
Vested	(522,042)	15.83
Unvested at June 30, 2021	1,926,470	17.03
The grant date fair value for the 522,042 shares underlying RSUs that vested during the six months ended June 30, 2021 was $8.3 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three and six months ended June 30, 2021 and 2020 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Research and development	$957	$900	$2,077	$2,011
Selling, general and administrative	2,783	2,169	5,572	5,002
Total stock-based compensation expense	$3,740	$3,069	$7,649	$7,013
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020
Expected dividend yield	0%	0%
Weighted average expected volatility	46%	52%
Weighted average expected term (years)	5.98	6.09
Weighted average risk-free rate	0.75%	1.28%

11. Income Taxes
For the three months ended June 30, 2021 and 2020, the Company recorded income tax expense of $3.0 million and $2.4 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded income tax expense of $4.7 million and $3.1 million, respectively. The income tax expense for the three months ended June 30, 2021 and 2020 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.3 million and $0.7 million, respectively. The income tax expense for the six months ended June 30, 2021 and 2020 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.1 million and $1.1 million, respectively.
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
The following table presents the calculation of basic and diluted net income per share of common stock for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income	$9,653	$8,714	$18,303	$9,200
Denominator:
Weighted average shares outstanding, basic	55,582,916	54,501,308	55,365,558	54,153,812
Effect of dilutive securities	1,320,424	580,089	1,339,861	821,959
Weighted average shares outstanding, diluted	56,903,340	55,081,397	56,705,419	54,975,771
Net income per share, basic and diluted:
Basic	$0.17	$0.16	$0.33	$0.17
Diluted	$0.17	$0.16	$0.32	$0.17
Antidilutive securities excluded from calculations of diluted net income per share	2,212,724	3,813,824	2,174,917	3,454,524
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
The Company entered into separate license agreements with each of Taro, Apotex and Lupin resolving these lawsuits in October 2016, December 2016 and July 2020, respectively. The license agreements grant Taro, Apotex and Lupin non-

exclusive licenses to manufacture and commercialize a version of Fanapt® in the U.S. effective as of the expiration of the ‘610 Patent or earlier under certain limited circumstances. The Company entered into a confidential stipulation with Inventia regarding any potential launch of its generic versions of Fanapt®, but the Company’s lawsuit against Inventia regarding the ‘610 and ‘432 Patents remains pending.
HETLIOZ®. Between April 2018 and March 2021, the Company filed numerous Hatch-Waxman lawsuits in the Delaware District Court against Teva Pharmaceuticals USA, Inc. (Teva), MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) and Apotex (collectively, the HETLIOZ® Defendants) asserting that U.S. Patent Nos. RE46,604, 9,060,995, 9,539,234, 9,549,913, 9,730,910, 9,844,241, 10,071,977, 10,149,829, 10,376,487, 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 will be infringed by the HETLIOZ® Defendants’ generic versions of HETLIOZ® for which they are seeking FDA approval. These consolidated lawsuits are scheduled for trial in March 2022.
Other Matters. In February 2019, a qui tam action filed against the Company was unsealed by order of the U.S. District Court for the District of Columbia (DC District Court). The qui tam action, which was filed under seal in March 2017, was brought by a former Company employee on behalf of the U.S., 28 states and the District of Columbia (collectively, the Plaintiff States) and the policyholders of certain insurance companies under the Federal False Claims Act and state law equivalents to the Federal False Claims Act and related state laws. The complaint alleged that the Company violated these laws through the promotion and marketing of its products Fanapt® and HETLIOZ® and sought, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs. By virtue of the DC District Court having unsealed the original complaint, the Company learned that in January 2019, the U.S. Department of Justice (the DOJ), as well as the Plaintiff States, elected not to intervene in the qui tam action at that time. In May 2019, the plaintiff filed an amended complaint under seal repeating the same allegations and seeking the same relief. According to a filing unsealed in June 2019, the DOJ reaffirmed its decision not to intervene and incorporated its prior filing, indicating that neither the DOJ nor the Plaintiff States were intervening regarding the original complaint. Although the DOJ and the Plaintiff States have elected not to intervene, the plaintiff has continued to litigate this action and the DOJ and the Plaintiff States may later seek to intervene. In August 2019, the Company filed a motion to dismiss, and in May 2020, the DC District Court dismissed the plaintiff’s complaint in its entirety, without prejudice. In June 2020, the plaintiff filed a second amended complaint with similar allegations and seeking the same relief. In July 2020, the Company filed another motion to dismiss, which was denied by the DC District Court in March 2021. The Company filed its answer to the plaintiff’s second amended complaint in April 2021 and intends to continue to vigorously defend itself in the case.
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
In July 2019, a shareholder derivative complaint, Samuel Williams v. Mihael Polymeropoulos, et al., was filed in the U.S. District Court for the Eastern District of New York naming certain current and former Company directors and officers as defendants. In September 2019, a shareholder derivative complaint, Michael Bavaro v. Mihael Polymeropoulos, et al., was filed in the Delaware District Court naming certain current and former Company directors and officers as defendants. In October 2019, the Company filed a motion to transfer the Bavaro case to the Eastern District of New York, where the Gordon and Williams cases are pending. In March 2020, the Delaware District Court transferred the Bavaro case to the Eastern District of New York, consolidating the Williams and Bavaro cases, and the plaintiffs filed a consolidated complaint in April 2020. These complaints, filed on behalf of purported stockholders, derivatively on behalf of the Company, assert claims for alleged breach of fiduciary duties by certain of the Company’s current and former directors and officers. In April 2021, the parties to the consolidated case reached a settlement to resolve all of the claims asserted in the consolidated complaint for the Williams and Bavaro cases, with no admission of wrongdoing by any defendant. In July 2021, the Court issued an order preliminarily approving the settlement, and a final settlement hearing is scheduled in September 2021. The settlement does not have a material impact to the Company's business, results of operation or financial condition.

In July 2017, the Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion recommending against approval of Fanaptum® (oral iloperidone tablets) for the treatment of schizophrenia in adult patients in the E.U. The CHMP was of the opinion that the benefits of Fanaptum® did not outweigh its risks and recommended against marketing authorization. In March 2018, the Company filed an application seeking annulment of the EMA’s negative opinion and the subsequent European Commission decision refusing marketing authorization of Fanaptum® in the E.U. General Court. In December 2019, the General Court issued its judgment dismissing the action, leaving the EMA opinion and Commission decision intact. Although the Company filed an appeal of this judgment with the Court of Justice of the E.U. in February 2020, it has since discontinued the proceedings.

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
•Fanapt® (iloperidone) for the treatment of bipolar disorder and Parkinson's disease psychosis and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness, atopic dermatitis and COVID-19 pneumonia;
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
Operational Highlights
Tradipitant
•The Phase III clinical study of tradipitant in gastroparesis is nearing completion with 95% of the target 200 patients already enrolled. Results are expected by the end of 2021.
HETLIOZ®
•A Phase III clinical study of HETLIOZ® in DSPD is currently enrolling patients.
Fanapt®
•A Phase III clinical study of Fanapt® in bipolar disorder is currently enrolling patients.
•A clinical pharmacology study of the LAI formulation of Fanapt® is ongoing
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing HETLIOZ® and Fanapt® in the U.S. and Europe, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks that are detailed in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2020.
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
Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of June 30, 2021 or December 31, 2020.
The following table summarizes sales discounts and allowance activity as of and for the six months ended June 30, 2021:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2020	$26,870	$8,873	$35,743
Provision related to current period sales	40,310	15,082	55,392
Adjustments for prior period sales	(790)	(224)	(1,014)
Credits/payments made	(33,152)	(15,729)	(48,881)
Balances at June 30, 2021	$33,238	$8,002	$41,240
The provision of $40.3 million for rebates and chargebacks for the six months ended June 30, 2021 primarily represents Medicaid rebates applicable to sales of Fanapt® and HETLIOZ®. The provision of $15.1 million for discounts, returns and other for the six months ended June 30, 2021 represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, estimated product returns of Fanapt®, and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.
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
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Revenues. Total revenues increased by $5.7 million, or 9%, to $67.9 million for the three months ended June 30, 2021 compared to $62.2 million for the three months ended June 30, 2020. Revenues were as follows:

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020	Net Change	Percent
HETLIOZ® net product sales	$44,509	$41,561	$2,948	7%
Fanapt® net product sales	23,390	20,646	2,744	13%
Total net product sales	$67,899	$62,207	$5,692	9%
HETLIOZ® net product sales increased by $2.9 million, or 7%, to $44.5 million for the three months ended June 30, 2021 compared to $41.6 million for the three months ended June 30, 2020. The increase to net product sales was attributable to an increase in price net of deductions partially offset by a decrease in volume.
Fanapt® net product sales increased by $2.7 million, or 13%, to $23.4 million for the three months ended June 30, 2021 compared to $20.6 million for the three months ended June 30, 2020. The increase to net product sales was attributable to an increase in price net of deductions.
Cost of goods sold. Cost of goods sold increased by $0.7 million, or 12%, to $6.6 million for the three months ended June 30, 2021 compared to $5.8 million for the three months ended June 30, 2020. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 10% and 5% of HETLIOZ® net product sales in the U.S. and Germany, respectively. Third-party royalty costs on Fanapt® net product sales decreased from 9% to 6% beginning January 2020.
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
Research and development expenses. Research and development expenses increased by $7.3 million, or 57%, to $20.2 million for the three months ended June 30, 2021 compared to $12.9 million for the three months ended June 30, 2020. The increase in research and development expenses was associated with our Fanapt®, tradipitant and HETLIOZ® development programs.
The following table summarizes the costs of our product development initiatives for the three months ended June 30, 2021 and 2020:

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Direct project costs (1)
HETLIOZ®	$2,690	$2,000
Fanapt®	6,723	1,923
Tradipitant	6,523	5,392
VTR-297	672	339
CFTR	1,052	961
Other	802	626
Total direct project costs	18,462	11,241
Indirect project costs (1)
Stock-based compensation	957	900
Other indirect overhead	829	762
Total indirect project costs	1,786	1,662
Total research and development expense	$20,248	$12,903

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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $5.6 million, or 16%, to $28.3 million for the three months ended June 30, 2021 compared to $33.9 million for the three months ended June 30, 2020. The decrease was primarily the result of a decrease in spending on marketing activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $0.4 million for each of the three months ended June 30, 2021 and 2020.
Other income. Other income was $0.2 million for the three months ended June 30, 2021 compared to $1.9 million for the three months ended June 30, 2020. Other income primarily consists of investment income, which decreased beginning in the second half of 2020 as a result of lower yields on our marketable securities.
Provision for income taxes. Income tax expense was $3.0 million for the three months ended June 30, 2021 compared to $2.4 million for the three months ended June 30, 2020. The income tax expense for the three months ended June 30, 2021 and 2020 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.3 million and $0.7 million, respectively.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Revenues. Total revenues increased by $10.4 million, or 9%, to $130.6 million for the six months ended June 30, 2021 compared to $120.2 million for the six months ended June 30, 2020. Revenues were as follows:

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	Net Change	Percent
HETLIOZ® net product sales	$83,852	$76,897	$6,955	9%
Fanapt® net product sales	46,716	43,310	3,406	8%
Total net product sales	$130,568	$120,207	$10,361	9%
HETLIOZ® net product sales increased by $7.0 million, or 9%, to $83.9 million for the six months ended June 30, 2021 compared to $76.9 million for the six months ended June 30, 2020. The increase to net product sales was attributable to an increase in price net of deductions partially offset by a decrease in volume.
Fanapt® net product sales increased by $3.4 million, or 8%, to $46.7 million for the six months ended June 30, 2021 compared to $43.3 million for the six months ended June 30, 2020. The increase to net product sales was attributable to an increase in price net of deductions partially offset by a decrease in volume.
Cost of goods sold. Cost of goods sold increased by $1.5 million, or 14%, to $12.6 million for the six months ended June 30, 2021 compared to $11.1 million for the six months ended June 30, 2020. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 10% and 5% of HETLIOZ® net product sales in the U.S. and Germany, respectively. Third-party royalty costs on Fanapt® net product sales decreased from 9% to 6% beginning January 2020.
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
Research and development expenses. Research and development expenses increased by $7.9 million, or 28%, to $36.4 million for the six months ended June 30, 2021 compared to $28.4 million for the six months ended June 30, 2020. The increase in research and development expenses was primarily associated with our Fanapt®, HETLIOZ® and tradipitant development programs.

The following table summarizes the costs of our product development initiatives for the six months ended June 30, 2021 and 2020:

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Direct project costs (1)
HETLIOZ®	$5,381	$3,898
Fanapt®	9,413	4,608
Tradipitant	13,067	12,585
VTR-297	905	707
CFTR	2,074	1,741
Other	1,546	1,097
Total direct project costs	32,386	24,636
Indirect project costs (1)
Stock-based compensation	2,077	2,011
Other indirect overhead	1,916	1,783
Total indirect project costs	3,993	3,794
Total research and development expense	$36,379	$28,430

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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $12.8 million, or 18%, to $58.1 million for the six months ended June 30, 2021 compared to $70.9 million for the six months ended June 30, 2020. The decrease was primarily the result of a decrease in spending on marketing activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $0.7 million for each of the six months ended June 30, 2021 and June 30, 2020.
Other income. Other income was $0.3 million for the six months ended June 30, 2021 compared to $3.3 million for the six months ended June 30, 2020. Other income primarily consists of investment income, which decreased beginning in the second half of 2020 as a result of lower yields on our marketable securities.
Provision for income taxes. Income tax expense was $4.7 million for the six months ended June 30, 2021 compared to $3.1 million for the six months ended June 30, 2020. The income tax expense for the six months ended June 30, 2021 and 2020 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.1 million and $1.1 million, respectively.
Liquidity and Capital Resources
As of June 30, 2021, our total cash and cash equivalents and marketable securities were $396.5 million compared to $367.7 million at December 31, 2020. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.

Our liquidity resources as of June 30, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$57,242	$61,031
Marketable securities:
U.S. Treasury and government agencies	181,780	166,092
Corporate debt	157,471	140,617
Total marketable securities	339,251	306,709
Total cash, cash equivalents and marketable securities	$396,493	$367,740
As of June 30, 2021, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	Net Change
Net cash provided by (used in):
Operating activities:
Net income	$18,303	$9,200	$9,103
Non-cash charges	13,652	10,511	3,141
Net change in operating assets and liabilities	(3,745)	3,388	(7,133)
Operating activities	28,210	23,099	5,111
Investing activities:
Purchases of property and equipment	(428)	(583)	155
Net purchases, sales and maturities of marketable securities	(33,682)	23,615	(57,297)
Investing activities	(34,110)	23,032	(57,142)
Financing activities:
Proceeds from the exercise of stock options	2,138	4,079	(1,941)
Financing activities	2,138	4,079	(1,941)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	23	(52)
Net change in cash, cash equivalents and restricted cash	$(3,791)	$50,233	$(54,024)
Operating Activities: Cash flows provided by operating activities during the six months ended June 30, 2021 were $28.2 million, an increase of $5.1 million compared to cash flows provided by operating activities of $23.1 million for the six months ended June 30, 2020. The increase primarily reflects an increase of $9.1 million in net income and an increase of $3.1 million in non-cash charges, partially offset by a decrease of $7.1 million from the net change in operating assets and liabilities. The decrease of $7.1 million from the net change in operating assets and liabilities primarily relates to an increase in accounts receivable attributable to the timing of shipments and payments.
Investing Activities: Cash flows used in investing activities during the six months ended June 30, 2021 were $34.1 million, a decrease of $57.1 million compared to cash flows provided by investing activities of $23.0 million for the six months ended June 30, 2020. Investing activities primarily include purchases, sales and maturities of marketable securities.
Financing Activities: Cash flows provided by financing activities during the six months ended June 30, 2021 were $2.1 million, a decrease of $1.9 million compared to $4.1 million for the six months ended June 30, 2020. Financing activities include proceeds from exercises of stock options.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments
The following is a summary of our non-cancellable long-term contractual cash obligations as of June 30, 2021:

	Cash payments due by year (4)
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases (1)	$16,765	$1,020	$2,614	$2,462	$2,488	$2,557	$5,624
Milestone obligation (2)	350	350	—	—	—	—	—
Purchase commitments (3)	975	494	481	—	—	—	—
Total non-cancellable long-term contractual cash obligations	$18,090	$1,864	$3,095	$2,462	$2,488	$2,557	$5,624
(1)Operating leases include the minimum lease payments for our operating lease liabilities. This table does not include obligations under short-term lease agreements, variable payments for building maintenance and other services and executory costs associated with our operating lease agreements.
(2)This table includes a probable future $350,000 milestone obligation under our license agreement with University of California San Francisco. This table does not include potential future milestone obligations under our license agreements for which we have not deemed it probable that the milestone event will occur as of June 30, 2021. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I of this Quarterly Report, for a description of our licensing arrangements and remaining milestone obligations.
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
(4)This table does not include liabilities related to uncertain tax positions taken as of June 30, 2021. Due to the uncertainties in the timing of potential tax audits, the timing associated with the resolution of these positions is also uncertain.

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
Revenues and accounts receivable are concentrated with specialty pharmacies and wholesalers. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 92% of total revenues for the six months ended June 30, 2021. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 92% of total accounts receivable at June 30, 2021. We mitigate our credit risk relating to accounts receivable from customers by performing ongoing credit evaluations.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2021, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

July 29, 2021	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

July 29, 2021	/s/ Kevin Moran
Kevin Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)