Form 10-K
period 2021-12-31
Vanda Pharmaceuticals Inc.
filed 2022-02-24
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34186

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 Pennsylvania Avenue NW, Suite 300 E
Washington, DC 20037
(Address of principal executive offices)

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,169.3 million based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Global Market, on such date. Shares of Common Stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 17, 2022 was 55,906,855.
The Exhibit Index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2022 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.
Form 10-K

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (Annual Report) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations and assumptions that involve risks, changes in circumstances and uncertainties. If the risks, changes in circumstances or uncertainties materialize or the assumptions prove incorrect, the results of Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Annual Report may include, but are not limited to, statements about:
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
•our ability to overcome the increased reimbursement and patient access challenges we face as a result of declining third-party payor coverage;
•our ability to continue to generate U.S. sales of Fanapt® (iloperidone) oral tablets for the treatment of schizophrenia;
•our ability to obtain regulatory approval for tradipitant from the U.S. Food and Drug Administration (FDA);
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
•Future performance of HETLIOZ® and Fanapt® may be impacted by a number of factors including competing products or unanticipated safety issues.
•We are subject to uncertainty relating to pricing and reimbursement policies in the U.S.
•We have experienced an increase in the rate at which third-party payors refuse to cover or reimburse prescriptions written for HETLIOZ®.
•The FDA may not accept our tradipitant New Drug Application (NDA) or supplemental New Drug Application (sNDA) filings for the treatment of gastroparesis and motion sickness, or the FDA may determine that our clinical trial results for tradipitant for these indications do not demonstrate adequate safety and substantial evidence of efficacy.
•Global economic conditions may have an adverse effect on our business.
•Global health crises and pandemics, such as the global outbreak of COVID-19, may adversely impact our business.
•The FDA may not approve our sNDA for HETLIOZ® for the treatment jet lag disorder.
•We may be unable to enter into third-party collaborations to develop and commercialize our products, or collaborations we enter into with any such third party may not be commercially successful.
•Even after we obtain regulatory approvals of a product, acceptance of the product in the marketplace is uncertain.
•We rely on, and will continue to rely on, outsourcing arrangements for many of our activities, including preclinical and clinical development and supply of HETLIOZ®, HETLIOZ LQTM, Fanapt® and our other products.
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
•We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security in foreign jurisdictions which are subject to change and reinterpretation.
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
Our commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first treatment for patients with Non-24 and SMS approved by the FDA. In addition, we have a number of drugs in development, including:

•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, delayed sleep phase disorder (DSPD), symptoms of autism spectrum disorder (ASD) and pediatric Non-24;
•Fanapt® (iloperidone) for the treatment of bipolar disorder and Parkinson’s disease psychosis and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness, atopic dermatitis, and COVID-19 pneumonia;
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
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, with potential use for the treatment of psychiatric disorders; and
•VHX-896 (formerly P88), the active metabolite of iloperidone.
We were incorporated in 2002 and commenced operations in 2003. We are headquartered in Washington, D.C.
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

Commercialized Products
Our commercial product portfolio consists of:

Product	Indication	2021 Net Sales (in millions)	Geography
	Non-24 (capsules) Nighttime sleep disturbances in SMS (capsules and HETLIOZ LQTM oral suspension)	$173.5	United States Europe (Non-24 in blind patients only)

	Schizophrenia (tablets)	$95.1	United States Israel

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
HETLIOZ® for SMS (capsules and oral suspension)
In December 2020, HETLIOZ® capsules and oral suspension (HETLIOZ LQTM) were approved in the U.S. for the treatment of adults and children, respectively, with nighttime sleep disturbances in SMS. HETLIOZ® capsules, for adults with SMS, were immediately available after approval and the HETLIOZ LQ™ liquid formulation, for children with SMS, became available in the first quarter of 2021. SMS is a developmental disorder that is caused by a small deletion of human chromosome 17p. In more rare cases, SMS is caused by a point mutation in the RAI1 gene, which resides in the deleted region. HETLIOZ® is the first FDA-approved medication for patients with SMS.
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
Fanapt® for schizophrenia (tablets)
Fanapt® is a product approved for the treatment of schizophrenia. In May 2009, the FDA granted U.S. marketing approval of Fanapt® for the acute treatment of schizophrenia in adults. At that time, we had certain worldwide exclusive rights relating to Fanapt®, which we obtained pursuant to a sublicense agreement entered into with Novartis Pharma AG (Novartis) in June 2004. In October 2009, we amended and restated our sublicense agreement with Novartis pursuant to which Novartis retained exclusive commercialization rights to all formulations of Fanapt® in the U.S. and Canada. In January 2010, Novartis launched Fanapt® in the U.S. On December 31, 2014, Novartis transferred all the U.S. and Canadian commercial rights to the Fanapt® franchise to us as part of a settlement agreement. Additionally, our distribution partners launched Fanapt® in Israel in 2014. In May 2016, the FDA approved a supplemental New Drug Application (sNDA) for Fanapt® for the maintenance treatment of schizophrenia in adults.
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
The FDA accepted the filing of our sNDA for HETLIOZ® for the treatment of jet lag disorder in December 2018. The FDA determined the action target date under the Prescription Drug User Fee Act Amendments of 2017 (PDUFA) to be August 16, 2019, and on that date, we received a complete response letter (CRL) from the FDA. The FDA asserted in the CRL that the measures demonstrating improved sleep were of unclear clinical significance. We met with the FDA to discuss the CRL in a Post Action meeting and we are determining our next steps.

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
HETLIOZ® for DSPD
A Phase III study of HETLIOZ® in DSPD is ongoing. DSPD is a circadian rhythm disorder in which a person’s sleep is delayed beyond the socially acceptable or conventional bedtime. This delay in falling asleep causes difficulty in waking up at the desired time and affects social and occupational functioning. DSPD is likely the most prevalent circadian-rhythm sleep disorder, affecting approximately 1% of the population, and there is no FDA approved treatment at this time.
HETLIOZ® for ASD
A clinical program of HETLIOZ® for the treatment of symptoms of ASD is ongoing. Sleep disturbances in ASD are a high unmet medical need in people with ASD and have been characterized in the literature to include difficulties falling and staying asleep.
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
Fanapt® for Parkinson’s disease psychosis
A clinical program of Fanapt® in Parkinson’s disease psychosis is ongoing. Parkinson’s disease is a neurodegenerative disorder that affects predominately dopaminergic neurons in a specific area of the brain called substantia nigra.
There are approximately one million adults in the U.S. with Parkinson’s disease. Between 20% and 40% of persons with Parkinson’s disease experience a combination of hallucinations and delusions. The disease is associated with significant caregiver burden.
Tradipitant for gastroparesis
In December 2018, we announced results from a Phase II randomized clinical study (2301) of tradipitant as a monotherapy in the treatment of gastroparesis. Several symptom severity scales were used to assess gastroparesis symptoms, including the Gastroparesis Symptom Index (GCSI), Patients Assessment of Upper Gastrointestinal Disorders-Symptoms (PAGI-SYM), and Patient Global Impression of Change (PGI-C) as well as a Clinician Global Impression of Severity (CGI-S). Tradipitant met the primary endpoint of the study of change in nausea score as measured by patient daily diaries and also met the related endpoint of improvement in the number of nausea free days. Tradipitant also showed significant improvement in most of the secondary endpoints studied, including several key scales reflecting overall gastroparesis symptoms, specifically GCSI, PAGI-SYM, CGI-S, and PGI-C.
In February 2022, we announced results from our Phase III clinical study, VP-VLY-686-3301, evaluating the efficacy and safety of tradipitant in treating the symptoms of gastroparesis. The study did not meet its prespecified primary endpoint, which was the difference between drug and placebo on the change of the severity of nausea from baseline at week 12 of treatment. Both treatment arms showed significant improvements from baseline on nausea as well as the other core symptoms of gastroparesis. When restricting the analysis in the group of patients that used no rescue medications at baseline and adjusting for poor compliance, we identified strong evidence of a drug effect across a number of symptoms and across the duration of the study, including a significant and meaningful effect at the prespecified primary endpoint of nausea change at week 12. We plan to continue the analysis of the data of this study and prepare the results for submission to peer review journals as well as prepare the data for submission to regulatory authorities. The FDA may not view this data as constituting substantial evidence of efficacy for tradipitant in any indication for the treatment of gastroparesis or its symptoms, for any length of treatment.
We believe that tradipitant has a well-established safety profile, as demonstrated by the results of extensive testing in animals and humans. Despite these results, however, the FDA informed us in December 2018 that in order to treat patients beyond 12 weeks, we will have to conduct a nine-month non-rodent chronic toxicity study. This currently limits our ability to collect safety data in humans for more than 12 weeks. The non-rodent study required by the FDA necessitates the sacrifice of dozens of animals and we have disputed the necessity of a nine-month non-rodent chronic toxicity study. In February 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) challenging the FDA’s position, but we ultimately did not prevail. Despite our disagreement with the FDA, the preclinical package has allowed us to continue to conduct all of the efficacy studies necessary for New Drug Application (NDA) filing. Moreover, in July 2020, the FDA authorized tradipitant through an expanded access program (EAP) for a single patient. An EAP allows a patient to request the use of tradipitant, prior to NDA approval, for up to six months with an option to request renewal. Since then, certain patients who experienced a benefit in tradipitant studies have requested and received expanded access, while others have been denied treatment under the EAP. The EAP is ongoing and a number of patients have initiated treatment. Although this EAP is not intended for data collection, we will collect safety data from this cohort of expanded access patients and include this data in the NDA for tradipitant for the treatment of gastroparesis. The FDA may disregard such safety data when reviewing the NDA. The lack of long-term (i.e., more than 12 weeks in humans) safety data would likely impact the FDA’s willingness to approve tradipitant for a chronic indication. However, because long-term safety data is not normally a requirement for short-term indications, and with a preclinical profile that has not precluded clinical development, we believe the package is complete for any NDA filing to treat patients for 12 weeks or less. For example, the FDA has communicated to us that it is considering an indication for the short-term relief of nausea in gastroparesis. While this short-term indication is not preferred, we would consider accepting this limited indication while continuing to pursue a chronic indication. However, the FDA may not deem the safety information sufficient even for a short-term indication. Moreover, FDA authorization of an EAP is not a guarantee of or a step in obtaining full FDA approval of an NDA.
Gastroparesis is a serious medical condition characterized by delayed gastric emptying associated with the symptoms of nausea, vomiting, bloating, fullness after meals and abdominal pain, along with significant impairment of social and occupational functioning. A paper by Rey et al published in the January 2012 Journal of Neurogastroenterology and Motility estimated the prevalence of gastroparesis in the U.S. to be approximately six million patients, many of whom remain undiagnosed.
Tradipitant for motion sickness
In July 2019, we reported tradipitant was effective in treating motion sickness in a randomized double blind placebo controlled Phase II clinical study conducted in the Pacific Ocean. The study had two primary endpoints: percentage of participants vomiting, and Motion Sickness Severity Scale (MSSS) Worst score. In the overall population, a significantly higher percentage of participants experienced vomiting in the placebo arm as compared to the tradipitant arm. The MSSS Worst score endpoint also favored tradipitant, but the difference did not reach statistical significance. The protocol for a pivotal Phase III motion sickness study was discussed with the FDA at the end of Phase II meeting, and the FDA agreed with the adequacy of the program design to support an NDA. In the fourth quarter of 2021, the boat trip portion of the Phase III study commenced as the lifting of local restrictions related to the COVID-19 pandemic has allowed for boat trips to resume.

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
In June 2018, we initiated EPIONE, a Phase III study of tradipitant for pruritus in atopic dermatitis. In October 2019, we began enrolling patients in EPIONE 2, a second Phase III clinical study of tradipitant in atopic dermatitis. We announced results of EPIONE in February 2020. The EPIONE study did not meet its primary endpoint in reduction of pruritus across the overall study population. However, the antipruritic effect of tradipitant was robust in the mild atopic dermatitis population. The EPIONE study continued to demonstrate that tradipitant is safe and well-tolerated. The EPIONE 2 study was placed on hold due to the COVID-19 pandemic in 2020.
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
Tradipitant for COVID-19 pneumonia
In April 2020, we announced the initiation of a Phase III clinical study, ODYSSEY VLY-686-3501, in hospitalized patients with COVID-19. We received permission from the FDA to proceed with the study for the treatment and prevention of pneumonia associated with COVID-19. Enrollment in the VLY-686-3501 study closed in August 2021 because the study met the pre-defined futility criteria, indicating that the study was unlikely to succeed in its pre-specified primary endpoint. The study was designed to determine whether tradipitant plus standard of care is superior to placebo plus standard of care in treating hospitalized patients with COVID-19 pneumonia who required supplemental oxygen support. An independent data and safety monitoring board (DSMB) met to assess the planned interim analysis results and determined that the study is unlikely to show a significant difference between treatment arms at the pre-specified primary endpoint and recommended termination of the study for futility. The DSMB also determined that there are no safety concerns that contributed to its recommendation. Vanda will continue the genetics component of the study with the goal of identifying genetic susceptibility factors contributing to the incidence of severe pneumonia among patients infected with COVID-19.
COVID-19 is associated with a lower respiratory tract inflammation that often progresses to acute respiratory distress syndrome requiring mechanical ventilation. Tradipitant targets the neurokinin-1 receptor, which is coded by the TACR1 gene and is the main receptor for substance P, an 11 amino acid neuropeptide with a diverse set of functions. It has been shown that the substance P NK-1 receptor system is involved in the neuroinflammatory processes that leads to significant lung injury following a number of insults, including viral challenges.
VTR-297
In the fourth quarter of 2018, we initiated a clinical study in patients with hematologic malignancies. Enrollment in the Phase I/II clinical study (1101) of VTR-297 in hematologic malignancies is ongoing. VTR-297 is a small molecule HDAC inhibitor with potential use as a treatment for several oncology indications.
Portfolio of CFTR activators and inhibitors
In October 2020, the FDA accepted the IND application to evaluate CFTR activator VSJ-110 and provided authorization to proceed with clinical development. We are evaluating VSJ-110 for the treatment of allergic conjunctivitis.

VSJ-110 is a small molecule nanomolar potency CFTR activator. VSJ-110 has shown efficacy in a dry eye model and exhibited anti-inflammatory properties in both in vitro and in vivo assays.
In addition, an early stage CFTR inhibitor program is planned for BPO-27 for the treatment of secretory diarrhea disorders, including cholera. In the fourth quarter of 2020, we initiated a study at a leading cholera lab at Harvard University.
Other products
VQW-765
In January 2020, the FDA accepted an IND application for VQW-765 and provided authorization to proceed with clinical development. We are evaluating VQW-765 for the treatment of psychiatric disorders. We initiated a Phase II study of a single-dose treatment to alleviate social/performance anxiety. VQW-765 is a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist that we licensed from Novartis on December 31, 2014 pursuant to a settlement agreement.
VHX-896 (formerly P88)
In 2021, we initiated a bioequivalence study of Fanapt® and VHX-896, the active metabolite of iloperidone. We believe that VHX-896 has the potential to improve the clinical profile of Fanapt® and create sustained, long-term value in the treatment of psychiatric disorders
    For more detailed information regarding our clinical trial results and regulatory activities for our products please refer to our SEC filings and press releases, which can be found on the SEC EDGAR website and on our website www.vandapharma.com. Information contained on those websites is not incorporated by reference into this Annual Report or any other report or document that we file with the SEC.
License Agreements
Our rights to develop and commercialize our products are subject to the terms and conditions of licenses granted to us by other pharmaceutical companies.
HETLIOZ®
In February 2004, we entered into a license agreement with Bristol-Myers Squibb (BMS) under which we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. We have paid BMS $37.5 million in upfront fees and milestone obligations. We have no remaining milestone obligations to BMS. Additionally, we are obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where we commercialize HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the current royalty on net sales is 10%. This royalty will drop to 5% in December 2022 and will end in April 2024. We are also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that we receive from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. We are obligated to use commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant (VLY-686)
In April 2012, we entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which we acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. We have paid Lilly $3.0 million in upfront fees and development milestones. As of December 31, 2021, remaining milestones include a $2.0 million development milestone due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the E.U, $10.0 million and $5.0 million for the first approval of a marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. We are obligated to use commercially reasonable efforts to develop and commercialize tradipitant.
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
Portfolio of CFTR activators and inhibitors
In March 2017, we entered into a license agreement with the University of California San Francisco (UCSF), under which we acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, we will develop and commercialize the CFTR activators and inhibitors and are responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as single-digit tiered-royalties on net sales. We have paid UCSF $1.6 million in upfront fees and development milestones. As of December 31, 2021, remaining milestones include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million in development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
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

Product	Number	Type
HETLIOZ®	US 5,856,529	New chemical entity
	US 9,060,995	Method of treatment
	US 9,539,234	Method of treatment
	US 9,549,913	Method of treatment
	US 9,730,910	Method of treatment
	US 9,855,241	Method of treatment
	US RE46604	Method of treatment
	US 10,071,977	Drug substance
	US 10,149,829	Method of treatment
	US 10,179,119	Method of treatment
	US 10,376,487	Method of treatment
	US 10,449,176	Method of treatment
	US 10,610,510	Method of treatment
	US 10,610,511	Method of treatment
	US 10,829,465	Drug substance
	US 10,945, 988	Method of treatment
	US 10,980,770	Method of treatment
	US 11,141,400	Method of treatment
HETLIOZ LQTM	US 5,856,529	New chemical entity
	US 9,539,234	Method of treatment
	US 9,730,910	Method of treatment
	US 10,071,977	Drug substance
	US 10,149,829	Method of treatment
	US 10,179,119	Method of treatment
	US 10,376,487	Method of treatment
	US 10,610,510	Method of treatment
	US 10,610,511	Method of treatment
	US 10,829,465	Drug substance
	US 10,980,770	Method of treatment
	US 11,141,400	Method of treatment
	US 11,202,770	Drug formulation
Fanapt®	US 8,586,610	Method of treatment
	US 8,652,776	Method of treatment
	US 8,999,638	Method of treatment
	US 9,072,742	Method of treatment
	US 9,074,254	Method of treatment
	US 9,074,255	Method of treatment
	US 9,074,256	Method of treatment
	US 9,138,432	Method of treatment
	US 9,157,121	Method of treatment

HETLIOZ® and HETLOZ LQTM
Our rights to the NCE patent covering HETLIOZ® capsules and oral suspension (HETLIOZ LQTM) and related intellectual property have been acquired through a license with BMS. HETLIOZ® and its formulations, genetic markers and uses are the subject of numerous patent filings for which protection has been sought in selected countries worldwide. The NCE patent covering HETLIOZ® expires in December 2022 in the U.S., which is inclusive of a five-year extension granted under the Hatch-Waxman Act in October 2018. Corresponding NCE patent protection has expired in most other markets. The U.S. Patent and Trademark Office has issued 15 method of treatment patents for HETLIOZ® that will expire between 2033 and 2035 and two drug substance patents that will expire in 2035. Additionally, the U.S. Patent and Trademark Office has issued a drug formulation patent for HETLIOZ LQTM that will expire in 2040. We also have other pending patent applications covering methods of treatment and compositions of tasimelteon (HETLIOZ® active ingredient) oral suspensions.
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
Tradipitant
Lilly owns the NCE patent as well as patent applications directed to polymorphic forms of, and methods of making tradipitant. This patent protection was sought in the U.S. and in other countries worldwide. These patents and patent applications have been licensed to us. The NCE patent covering tradipitant expires in April 2023, except in the U.S., where it expires normally in June 2024, subject to any extension that may be received under the Hatch-Waxman Act. We have filed additional patent applications based on discoveries made during recent studies with tradipitant.
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
VQW-765
Novartis owns the NCE patent as well as patent applications directed to methods of using VQW-765, VQW-765 formulations, and combinations of VQW-765 with other active pharmaceutical ingredients. In connection with the settlement agreement with Novartis relating to Fanapt®, we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist. The NCE patent expires normally in 2023 in the U.S., Europe, and other markets.
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
Marketing and Sales
HETLIOZ® capsules were approved in the U.S. for the treatment of Non-24 in January 2014 and HETLIOZ® capsules and oral suspension were approved for the treatment of nighttime sleep disturbances in SMS in December 2020. We commercially launched HETLIOZ® capsules in the U.S. in April 2014 and the oral suspension in March 2021. Additionally, HETLIOZ® capsules were approved in the E.U. for the treatment of Non-24 in totally blind adults in July 2015 and, in August 2016, we commercially launched HETLIOZ® in Germany. Given the range of potential indications for HETLIOZ®, we may pursue one or more partnerships for the development and commercialization of HETLIOZ® worldwide.
Fanapt® oral tablets were approved in the U.S. for the treatment of schizophrenia in May 2009 and commercially launched in the U.S. in January 2010. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation in other regions.
Major Customers
Our revenues are generated from product sales and are concentrated with specialty pharmacies, including OptumRx (a subsidiary of UnitedHealth Group) and Accredo (a subsidiary of Express Scripts), and wholesalers, including Cardinal Health, Inc., AmerisourceBergen Drug Corporation, and McKesson Corporation. These five major customers each accounted for more than 10% of total revenues for 2021 and, as a group, represented 91% of total revenues for the year ended December 31, 2021.

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
We believe the primary competitors for HETLIOZ® and Fanapt® are as follows:

•For HETLIOZ® in the treatment of Non-24 and nighttime sleep disturbances in SMS, there are no FDA approved direct competitors. Sedative-Hypnotic treatments for certain sleep related disorders include, Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Sonata® (zaleplon) by Pfizer Inc., Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Silenor® (doxepin) by Currax Pharmaceuticals LLC, Belsomra® (suvorexant) by Merck & Co., Inc., Dayvigo® (lemborexant) by Eisai Inc., generic products such as zolpidem, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agomelatine) by Servier, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals Ltd. and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Teva Pharmaceutical Industries Ltd.
•For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the LAI formulation Risperdal Consta® and Invega® (paliperidone), including the LAI formulation Invega® Sustenna®, each by Ortho-McNeil-Janssen Pharmaceuticals, Inc., Zyprexa® (olanzapine), including the LAI formulation Zyprexa® RelprevvTM, each by Lilly, Seroquel® and Seroquel XR® (quetiapine) by AstraZeneca PLC, Abilify® (aripiprazole) by Otsuka America Pharmaceutical Inc., Abilify Maintena® (the LAI formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Pfizer Inc., Saphris® (asenapine) by AbbVie Inc., Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Rexulti® (brexpiprazole) by Lundbeck/Otsuka America Pharmaceutical, Inc., Aristada® (aripiprazole lauroxil) extended-release injectable suspension by Alkermes, plc, Vraylar® (cariprazine) by AbbVie Inc., Perseris® (risperidone) extended-release injectable suspension by Indivior plc, Caplyta® (lumapteperone) by Intra-Cellular Therapies, Lybalvi (olanzapine and samidorphan) by Alkermes, Inc., and generic clozapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).
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
Manufacturing
We currently utilize a virtual supply manufacturing and distribution chain, meaning that we do not have our own facilities to manufacture commercial or clinical trial supplies of drugs, and we do not have our own distribution facilities. Instead, we contract with third parties to source critical raw materials and for the manufacture, warehousing, order management, billing and collection and distribution of our products and product candidates.
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
In December 2020, we entered into a non-exclusive manufacturing agreement for the manufacture of commercial supplies of both 48 and 158 mL HETLIOZ LQTM bottles. The HETLIOZ LQTM manufacturing agreement has an initial term of five years and automatically renews after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least 12 months prior to the end of the then current term.
Government Regulation
Government authorities in the U.S. at the federal, state and local levels and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of pharmaceutical products. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the U.S. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign laws and regulations require the expenditure of substantial time and financial resources. Moreover, failure to comply with applicable requirements may result in, among other things, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, disbarment, partial or total suspension of production or withdrawal of the product from the market. Any judicial, administrative or other governmental enforcement action could have a material adverse effect on our business.
U.S. government regulation
U.S. drug development and regulation
In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA) and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our business.
Once a drug candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND application sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the first phase of clinical trials, the parameters to be used in monitoring the safety of the trial, and the effectiveness criteria to be evaluated should the first phase lend itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.
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
The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including any finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected, serious harm to study subjects. In addition, clinical trials may be overseen by a DSMB, an independent group of qualified experts organized by the sponsor. Depending on its charter, the DSMB may determine whether a trial may move forward at designated check points based on access to certain data from the trial.
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
The FDA reviews NDAs to determine, among other things, whether the product is safe and effective for its intended use and whether it is manufactured in a cGMP-compliant manner, which will assure and preserve the product’s identity, strength, quality and purity. Under PDUFA, the FDA has a goal of 10 months from the date of “filing” of a standard, completed NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to the FDA because FDA has 60 days to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.
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
A product is eligible for priority review if it is intended to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to currently marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date, as compared to 10 months for review of NDAs under its current PDUFA review goals.
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
Prescription Drug Marketing Act
As part of the sales and marketing process, pharmaceutical companies frequently provide healthcare providers with samples of approved drugs. The Prescription Drug Marketing Act (PDMA) imposes requirements and limitations upon the distribution of drugs and drug samples, and prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage and handling, as well as record keeping and other requirements. Violations of the PDMA may result in criminal and civil penalties. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively known as the Affordable Care Act or ACA), discussed in more detail in Pharmaceutical Coverage, Pricing and Reimbursement and Healthcare Reform below, imposes annual reporting requirements related to sample distribution.
False Claims Act
The False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds and knowingly making, or causing to be made or used, a false record or statement to get a false claim paid. Certain marketing practices may implicate the False Claims Act, including promotion of pharmaceutical products for unapproved uses, providing free product to customers with the expectation that customers would bill federal programs for the product, or inflating prices reported to private price publication services used to set drug reimbursement rates under federal healthcare programs. In addition, the ACA amended the Social Security Act to provide that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by private individuals who may receive financial awards if their claims are successful. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and monetary penalties of $5,500 to $11,000 per false claim or statement, adjusted for inflation as applicable, with respect to violations occurring after November 2, 2015. Violations of the False Claims Act are also punishable by exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. Pharmaceutical and other life sciences companies often resolve allegations without admissions of liability for significant and sometimes material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation. These companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, impose certain requirements and restrictions on certain types of individuals and entities relating to the privacy and security of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable not only to covered entities (e.g., health care providers and health plans), but also to business associates (i.e., independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity). HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
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
Many state laws govern the privacy and security of personal information in specified circumstances. For example, the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020, established a new legal framework governing covered businesses’ collection and use of personal information of California residents by, among other things, creating an expanded definition of covered personal information, establishing new privacy rights for California residents, imposing an opt-in standard for certain disclosures of personal information about minors, and creating a new and potentially severe statutory damages framework for businesses subject to certain data breaches resulting from the failure to implement and maintain reasonable security procedures and practices. While properly collected clinical trial data and all protected health information governed by HIPAA are exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.

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
The collection and processing of personal data in the E.U. is governed by the General Data Protection Regulation (GDPR), which became applicable in May 2018. The GDPR implements stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosure requirements about how personal information is to be used, strengthened individual data subject rights, limitations on retention of personal data, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, shortened mandatory data breach notification timelines and higher standards for controllers to demonstrate they have obtained valid consent for certain data processing activities. The GDPR provides that E.U. member states may make their own additional laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between member states, limit our ability to use and share personal data or cause our costs to increase, and harm our business and financial condition. Further, the U.K.’s exit from the E.U., often referred to as Brexit, has created uncertainty with regard to data protection regulation in the U.K. While the transition period has now concluded, decisions are still to be made on how data transfers to and from the U.K. will be regulated. We are also subject to evolving and strict rules on the transfer of personal data out of the E.U. Failure to comply with E.U. data protection laws may result in significant fines, including GDPR fines of up to the higher of €20,000,000 or 4% of our total worldwide annual revenue of the preceding financial year, and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects.
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
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicaid managed care plans;
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
Some of the provisions of the ACA have yet to be fully implemented, however, while others have been subject to judicial and Congressional challenges, as well as efforts by the former Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, in December 2018, a Texas District Court judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. In July 2021, the U.S Supreme Court ruled that the states and individuals that brought the lawsuit did not have standing to challenge the ACA, and therefore, the Court did not reach the merits of the lawsuit. Accordingly, we continue to evaluate the effect that the ACA has on our business.
At the federal level, the former Trump administration supported legislative proposals and issued certain Executive Orders seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. The Department of Health and Human Services (HHS), has solicited feedback on some of these measures and implemented others under its existing authority. The FDA also released a final rule in

September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. These modifications to the safe harbors are being challenged in court and HHS has delayed their implementation until January 1, 2023; however, the rule may be repealed through legislative action before such time. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. In response to President Biden’s executive order, in September 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Several pending or proposed legislative efforts incorporate these drug pricing reforms in addition to inflationary rebates on Part B and Part D drugs that would be payable on commercial and governmental program utilization, policies aimed at redesigning the Medicare Part D benefit and adopting drug price transparency measures. Drug manufacturers who are unwilling to negotiate with Medicare would be subject to additional excise taxes. Additionally, the plan would impose tax penalties on drug manufacturers that increase the prices of drug products faster than the rate of inflation. If elements of these prescription drug pricing plans become law, our pricing strategy and commercial prospects may be adversely affected.
Additionally, in December 2020, CMS issued a final rule that materially modifies current Medicaid Drug Rebate Program regulations by, among other things, broadening the definitions for “line extension” and “new formulation”, the key term within the line extension definition. A “line extension” drug may be subject to a higher Medicaid rebate, thereby reducing the amount the manufacturer is paid with respect to such product. These new definitions became effective on January 1, 2022.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional congressional action is taken, the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years and the American Rescue Plan Act of 2021, which will eliminate the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. The ACA, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could have a material adverse effect on our business. Further, it is also possible that additional governmental action is taken in response to the COVID-19 pandemic as it continues into 2022.
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
Human Capital
We had 278 full-time employees as of December 31, 2021, compared with 292 employees as of December 31, 2020. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good. Our human capital objectives include attracting, training and retaining employees in a manner that supports innovation across our business.
Corporate Information
We were incorporated in Delaware in 2002. Our principal executive offices are located at 2200 Pennsylvania Avenue NW, Suite 300E, Washington, D.C. 20037, and our telephone number is (202) 734-3400. Our website address is www.vandapharma.com, and the information contained in, or that can be accessed through, our website is not incorporated by reference in this Annual Report and should not be considered a part of this Annual Report.
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
Our code of business conduct and ethics, other corporate policies and procedures, and the charters of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee are available at our corporate website at www.vandapharma.com. To access these documents from the main page of our website, click on “Investor” at the top of the page, then click on “Learn More” under “Corporate Governance” and then click on the desired document. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8‑K regarding amendments to, or waivers from, provisions of our code of business conduct and ethics by posting such information on the website address and location specified above.
None of the information contained on our website or www.sec.gov is incorporated by reference into this Annual Report or any other report or document filed with the SEC unless expressly stated otherwise therein.

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

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this annual report on Form 10-K (Annual Report) or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part II, Item 8, Financial Statements and Supplementary Data and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Because of the following risk factors, as well as other risk factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to our Business and Industry
We are dependent on the commercial success of HETLIOZ® and Fanapt®.
We are substantially dependent upon the commercial success of HETLIOZ® capsules for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and HETLIOZ® capsules and oral suspension (HETLIOZ LQTM) for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome and Fanapt® oral tablets for the treatment of schizophrenia.
In January 2014, the U.S. Food and Drug Administration (FDA) approved our New Drug Application (NDA) for HETLIOZ® for the treatment of Non-24 and in April 2014, we commenced the U.S. commercial launch of HETLIOZ®. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults, and in August 2016 we commenced the commercial launch of HETLIOZ® in Germany. This authorization, which was renewed in July 2020 for an unlimited duration, is valid in the 27 countries that are members of the European Union (E.U.), as well as European Economic Area members Iceland, Liechtenstein and Norway. In December 2020, the FDA approved our NDA and supplemental New Drug Application (sNDA) for HETLIOZ® for the treatment of nighttime sleep disturbances in SMS in adults and children, respectively. HETLIOZ® capsules, for adults with SMS, were immediately available after approval and the HETLIOZ LQTM liquid formulation, for children with SMS, became available in March 2021.
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
•defend our patents and intellectual property from generic competition;
•minimize the impact of disruptions caused by the COVID-19 pandemic;
•maintain commercial manufacturing arrangements with third-party manufacturers;
•produce, through a validated process, sufficiently large quantities of inventory of our products to meet demand;
•continue to maintain and grow a wide variety of internal sales, distribution and marketing capabilities sufficient to sustain sales trajectories of our products;
•maintain compliance with ongoing labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements;
•obtain regulatory approval to expand the labeling of our approved products for additional indications;
•obtain regulatory approval for HETLIOZ® or Fanapt® in additional countries;
•maintain our existing regulatory approval for HETLIOZ® in Europe;
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
If our continued commercial efforts are not successful with respect to HETLIOZ® and Fanapt® in the U.S., Europe or other jurisdictions in which these products may be approved for sale, our ability to generate increased product sales revenue may be adversely affected.
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
Future performance of HETLIOZ® and Fanapt® may be impacted by a number of factors including competing products or unanticipated safety issues. If either HETLIOZ® or Fanapt® is not successful in gaining broad commercial acceptance, our business would be harmed.
Future performance of HETLIOZ® and Fanapt® sales will be dependent on several factors, including our ability to educate physicians and to increase physician awareness of the benefits of our products relative to competing products. The degree of further market acceptance of any of our products, including with respect to new indications, or market acceptance of approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including but not limited to:

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
We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.
Our ability to commercialize our products successfully depends in part on the coverage and reimbursement levels with governmental authorities, private health insurers and other third-party payors. In determining whether to reimburse our products and at what level, third-party payors consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. We expect to continue to face increasing pressure to make unfavorable pricing modifications, such as discounts or rebates. Negotiating favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we will be able to reach pricing terms with third-party payors at levels that are profitable to us. Certain third-party payors also have reimbursement or coverage processes that we believe are difficult to navigate and require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future. Our business may be materially adversely affected if our patients are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; if reimbursement is subject to difficult reimbursement or coverage processes or prior authorization requirements; or if reimbursement is not maintained at satisfactory levels. In addition, our business could be adversely affected if third-party payors limit or reduce the indications for or conditions under which, or the patient populations for whom, our products may be reimbursed. Moreover, as discussed further below and above in in Part I, Item 1 under the heading Pharmaceutical Coverage, Pricing and Reimbursement and Healthcare Reform, changes in insurance coverage or reimbursement levels by third-party payors, or in the type of such coverage held by patients, as well as the impacts to healthcare access or administration (including, for example, limitations on medications or procedures deemed “non-essential,” reduced interaction between patients and physicians, and increased unemployment), due to the COVID-19 pandemic may materially harm our business and commercialization efforts.
We expect to experience pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below and above in in Part I, Item 1 under the heading Pharmaceutical Coverage, Pricing and Reimbursement and Healthcare Reform, as well as the trend toward initiatives aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There has been significant scrutiny of pharmaceutical pricing and the resulting costs of pharmaceutical products that could cause significant operational and reimbursement changes for the pharmaceutical industry. There have been a number of federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices, price increases or other related costs. For example, the Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase, which began in 2019, in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70%.
Healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our ability to obtain or maintain reimbursement for our products at satisfactory levels, or at all, which could materially harm our business and financial results.
We have experienced both an increase in the rate at which third-party payors refuse to cover or reimburse prescriptions written for HETLIOZ® and in the number of patients who are unable to navigate the coverage or reimbursement processes established by these third-party payors. If this trend continues, the commercial success of HETLIOZ® may be limited, and our business and results of operations may be materially harmed.
We have recently experienced an increase in the rate at which third-party payors refuse to cover or reimburse prescriptions written for HETLIOZ®. Additionally, we are aware of an increasing number of patients who are experiencing difficulties navigating coverage processes established by third-party payors, making it difficult for them to fill a prescription for HETLIOZ®. Although currently there are no other FDA-approved products for the treatment of Non-24, the rate at which third-party payors have refused to allow patients access to HETLIOZ® has continued to increase. As a result, the revenue that we receive from HETLIOZ® is significantly less than it would be if third-party payors were to remove or lessen these reimbursement challenges and hurdles and approve a greater percentage of the prescriptions written for HETLIOZ®. Our business may be materially adversely affected if this trend continues and large numbers of patients cannot fill their HETLIOZ® prescriptions due to coverage or reimbursement challenges.
If the FDA does not accept our tradipitant NDA or sNDA filings for the treatment of gastroparesis and motion sickness; if the FDA determines that our clinical trial results for tradipitant for the treatment of gastroparesis or for the treatment of motion sickness do not demonstrate adequate safety and substantial evidence of efficacy; or the FDA does not approve an applicable PDUFA date, continued development of tradipitant will be significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.
In February 2022, we announced results from our Phase III clinical study, VP-VLY-686-3301, evaluating the efficacy and safety of tradipitant in treating the symptoms of gastroparesis. The study did not meet its prespecified primary endpoint, which was the difference between drug and placebo on the change of the severity of nausea from baseline at week 12 of treatment. Both treatment arms showed significant improvements from baseline on nausea as well as the other core symptoms of gastroparesis. When restricting the analysis in the group of patients that used no rescue medications at baseline and adjusting for poor compliance, we identified strong evidence of a drug effect across a number of symptoms and across the duration of the study, including a significant and meaningful effect at the prespecified primary endpoint of nausea change at week 12. We plan to continue the analysis of the data of this study and prepare the results for submission to peer review journals as well as prepare the data for submission to regulatory authorities. The FDA may not view this data as constituting substantial evidence of efficacy for tradipitant in any indication for the treatment of gastroparesis or its symptoms, for any length of treatment. We have also initiated a Phase III clinical study of tradipitant for the treatment of motion sickness. Any adverse developments or results or perceived adverse developments or results with respect to our regulatory submission or the tradipitant clinical programs in any or all indications will significantly harm our business and could cause the market price of our stock to decline. Examples of such adverse developments include, but are not limited to:
•the FDA determining that they believe additional clinical studies are required with respect to tradipitant for the treatment of gastroparesis or for the treatment of motion sickness;
•safety, efficacy or other concerns arising from clinical or non-clinical studies in these programs; or
•the FDA determining that the tradipitant clinical trial programs raise safety concerns or do not demonstrate substantial evidence of efficacy.
We believe that tradipitant has a well-established safety profile, as demonstrated by the results of extensive testing in animals and humans. Despite these results, however, the FDA informed us in December 2018 that in order to treat patients beyond 12 weeks, we will have to conduct a nine-month non-rodent chronic toxicity study. This currently limits our ability to collect safety data in humans for more than 12 weeks. The non-rodent study required by the FDA necessitates the sacrifice of dozens of animals and we have disputed the necessity of a nine-month non-rodent chronic toxicity study. In February 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) challenging the FDA’s position, but we ultimately did not prevail. Despite our disagreement with the FDA, the preclinical package has allowed us to continue to conduct all of the efficacy studies necessary for NDA filing. Moreover, in July 2020, the FDA authorized tradipitant through an expanded access program (EAP) for a single patient. An EAP allows a patient to request the use of tradipitant, prior to NDA approval, for up to six months with an option to request renewal. Since then, certain patients who experienced a benefit in tradipitant studies have requested and received expanded access, while others have been denied treatment under the EAP. The EAP is ongoing and a number of patients have initiated treatment. Although this EAP is not intended for data collection, we will collect safety data from this cohort of expanded access patients and include this data in the NDA for tradipitant for the treatment of gastroparesis. The FDA may disregard such safety data when reviewing the NDA. The lack of long-term (i.e., more than 12 weeks in humans) safety data would likely impact the FDA’s willingness to approve tradipitant for a chronic indication. However, because long-term safety data is not normally a requirement for short-term indications, and with a preclinical profile that has not precluded clinical development, we believe the package is complete for any NDA filing to treat patients for 12 weeks or less. For example, the FDA has communicated to us that it is considering an indication for the short-term relief of nausea in gastroparesis. While this short-term indication is not preferred, we would consider accepting this limited indication while continuing to pursue a chronic indication. However, the FDA may not deem the safety information sufficient even for a short-term indication. Moreover, FDA authorization of an EAP is not a guarantee of or a step in obtaining full FDA approval of an NDA. Our business will be materially adversely impacted if we are not able to agree with the FDA on a regulatory path to approval for tradipitant, we experience any delay in filing, or the FDA delays or denies approval of NDA or sNDA filings for the treatment of gastroparesis or motion sickness.
Global economic conditions may have an adverse effect on our business.
Financial instability or a general decline in economic conditions in the U.S. and other countries where we sell our products, including as a result of the COVID-19 pandemic, could adversely affect our operations. Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, costly and dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, an economic downturn or significant increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans.
As discussed in the risk factor entitled "We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success", sales of our products are dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. In the event of economic decline, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may further reduce Medicare and Medicaid reimbursements, and private insurers may further increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.
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
The current global pandemic caused by the spread of the novel coronavirus (COVID-19) has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the effects of shelter-in-place orders and our work-from-home policies may negatively impact productivity and disrupt our business will depend, in part, on the length and severity of the restrictions, the extent of which new strains of the virus, such as the Delta and Omicron variants, continue to develop and spread, and other limitations on our ability to conduct our business in the ordinary course. Additionally, the COVID-19 pandemic has caused global supply chain disruptions that may have lasting impacts and consequences that are difficult to predict.
Our sales force has had physical access to healthcare providers curtailed, which may have a negative impact on our revenues. While we have implemented marketing and sales strategies aimed at overcoming the disruptions caused by the pandemic, we cannot ensure that these methods will be effective. Additionally, patients who might be currently using our products, or might otherwise be eligible to use our products, may be unable to meet with their healthcare providers, which may reduce the number of prescription refills or new patient starts, thereby adversely affecting our revenues.
The COVID-19 pandemic has impacted clinical research globally, including delays in our development programs. While our clinical trials have since resumed patient enrollment, we may continue to experience disruptions that could adversely impact our supply chain, our ongoing and planned clinical trials, and other regulatory activities, including:
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
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic may continue to impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the pandemic, the emergence of new variant strains of the virus, travel restrictions and social distancing practices, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.
If the FDA does not approve our sNDA for HETLIOZ® for the treatment of jet lag disorder or continued development of tasimelteon for the treatment of jet lag disorder is significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.
In December 2018, we announced that the FDA had accepted the HETLIOZ® sNDA for the treatment of jet lag disorder. We received a complete response letter (CRL) in August 2019 in which the FDA asserted that the measures of the study were of unclear clinical significance and declined to approve our sNDA. We met with the FDA to discuss the CRL in a Post Action meeting and we are determining our next steps.
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
Our business strategy includes entering into collaborations with corporate collaborators for the commercialization of HETLIOZ®, Fanapt® and our other products. While we are not currently party to any material commercial collaborative arrangements, areas in which we may potentially enter into third-party collaboration arrangements include joint sales and marketing arrangements for sales and marketing in certain E.U. countries and elsewhere outside of the U.S., and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator, our business, results of operations or financial condition could be adversely affected. Any arrangements we do enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.
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
Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration with respect to our future collaborations could adversely affect us financially as well as harm our business reputation.
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
We rely on, and will continue to rely on, outsourcing arrangements for many of our activities, including preclinical and clinical development and supply of HETLIOZ®, HETLIOZ LQTM, Fanapt® and our other products.
We rely on outsourcing arrangements for a significant portion of our activities, including distribution, preclinical and clinical research and development, data collection and analysis and manufacturing. We have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.
Disruptions to our HETLIOZ®, HETLIOZ LQTM or Fanapt® supply chains could materially affect our level of success in commercializing these products, thereby reducing our future earnings and prospects.
A loss or disruption with any one of our manufacturers or suppliers could disrupt the supply of HETLIOZ®, HETLIOZ LQTM or Fanapt®, possibly for a significant time period, and we may not have sufficient inventories to maintain supply before the manufacturer or supplier could be replaced or the disruption is resolved. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval by regulatory authorities of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. Introducing a replacement or backup manufacturer or supplier for HETLIOZ®, HETLIOZ LQTM or Fanapt® requires a lengthy regulatory and commercial process, including FDA approval of chemistry, manufacturing and controls (CMC) changes, and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion or at all. In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process.
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
We participate in the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having our drugs eligible for coverage under Medicaid and Medicare Part B. Those rebates are based on pricing data that are reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services (CMS). Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service Act’s 340B drug pricing discount program (340B program), in order for the manufacturer’s drugs to be eligible for coverage under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The ceiling price can represent a significant discount and is based on the pricing data reporting to the Medicaid Drug Rebate Program.
The Patient Protection and Affordable Care Act (ACA) expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by ACA. The ACA exempts drugs designated under section 526 of the Federal Food, Drug and Cosmetic Act (FDC Act) as “orphan drugs” from the ceiling price requirements for these newly eligible entities. The ACA also obligates the Health Resources and Services Administration to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program. A final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019.
Federal law also requires that for a drug manufacturer’s products to be eligible for coverage under the Medicaid and Medicare Part B programs and to be purchased by certain federal agencies and grantees, the manufacturer must participate in the Department of Veterans Affairs Federal Supply Schedule (FSS), pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Manufacturers that participate in the FSS pricing program must list their covered (innovator and authorized generic) drugs on an FSS contract and charge no more than Federal Ceiling Price (FCP), to the Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard when those agencies purchase from the FSS contract or a depot contract. FCP is calculated based on non-federal average manufacturer price data, which manufacturers must submit quarterly and annually. In addition, because our products are available in the retail and specialty pharmacy setting, we are required to provide rebates to the Department of Defense for prescriptions dispensed to Tricare beneficiaries from Tricare retail network pharmacies under the Tricare Retail Refund Program. To the extent we continue to choose to participate in these government healthcare programs for our current and future products, these and other requirements may affect our ability to profitably sell any product for which we obtain marketing approval.
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
We are subject to ongoing regulatory requirements and review, including periodic audits pertaining to the development, manufacture, labeling, packaging, adverse event reporting, distribution, storage, marketing, promotion, record keeping and export of our products. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with the manufacture, distributions and storage of our products, or our third-party contract manufacturing facilities or processes by which we manufacture our products may result in restrictions on our ability to develop, manufacture, market, distribute or sell our products, including potential withdrawal of our products from the market. Any such restriction could slow or stop production development or result in decreased sales, damage to our reputation or the initiation of lawsuits against us or our third-party contract manufacturers. We may also be subject to additional sanctions, including, but not limited, to the following:
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
In addition, if our products face any safety or efficacy issues, including drug interaction problems, under the federal FDC Act, the FDA has broad authority to force us to take any number of actions, including, but not limited to, the following:
•Requiring us to conduct post-approval clinical studies to assess product efficacy or known risks or new signals of serious risks, or to evaluate unexpected serious risks;
•Mandating changes to a product’s label;
•Requiring us to implement a risk evaluation and mitigation strategy (REMS) where necessary to assure safe use of the drug; or
•Removing an already approved product from the market.
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
Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws, and private individuals have been active in bringing so-called “whistleblower” lawsuits on behalf of the government (as Relators) under the FCA and similar regulations in other countries. In addition, incentives exist under applicable U.S. law that encourage employees and physicians to report violations of rules governing promotional activities for pharmaceutical products. These incentives have led to, and could continue to lead to, FCA lawsuits, which attempt to recoup moneys paid by government agencies and extract penalties from manufacturers. For example, federal enforcement agencies have recently pursued enforcement actions against pharmaceutical companies’ product and patient assistance programs, including relationships with specialty pharmacies, and support for charitable foundations providing patients with co-pay assistance. In addition, Relators have filed lawsuits involving manufacturer reimbursement support services as well as promotion of pharmaceutical products beyond labeled claims. Some FCA lawsuits have resulted in government enforcement authorities obtaining significant civil and criminal settlements. Such lawsuits, whether with or without merit, are typically time-consuming and costly to defend. Such suits may also result in related shareholder lawsuits, which are also time-consuming and costly to defend. (See Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for information regarding ongoing litigation related to similar matters.)
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
In recent years, in addition to federal legislation related to transparency reporting of transfers of value to healthcare providers and healthcare organizations, several states have enacted legislation requiring pharmaceutical companies to file periodic reports. Several states have adopted legislation to require pharmaceutical companies to establish marketing and promotional compliance programs or codes of conduct or to file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Several states have also adopted laws that prohibit certain marketing-related activities, including the provision of gifts, meals or other items to certain healthcare providers.
We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry; however, relevant compliance laws are broad in scope and there may not be regulations, guidance or court decisions that definitively interpret these laws in the context of particular industry practices. We cannot guarantee that we, our employees, our partners, our consultants or our contractors are or will be in compliance with all federal and state regulations. If we, our partners, or our representatives fail to comply with any of these laws or regulations, a range of fines, penalties or other sanctions and regulatory actions could be imposed on us, including, but not limited to, restrictions on how we market and sell our products, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation, or other sanctions. Even if it is not determined that we have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have a material adverse effect on our business, financial condition and results of operations. Such investigations or suits have resulted in, and may continue to result in, related shareholder lawsuits, which can also have a material adverse effect on our business.
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
HETLIOZ® is available for distribution through a limited number of specialty pharmacies in the U.S. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions that often require a high level of patient education and ongoing management. The use of specialty pharmacies involves certain risks, including, but not limited to, risks that these specialty pharmacies will:

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
These companies may invest heavily and quickly to discover and develop novel products that could make our products obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or foreign regulatory approval or commercializing superior products or other competing products before we do. Technological developments or the approval by the FDA or foreign regulators of new therapeutic indications for existing products may make our products obsolete or may make them more difficult to market successfully, any of which could have a material adverse effect on our business, results of operations and financial condition.
Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by other biotechnology companies, including major pharmaceutical companies. Our products may also compete with new products currently under development by others or with products that may cost less than our products. Physicians, patients, third-party payors and the medical community may not accept or utilize any of our products that may be approved. If HETLIOZ®, Fanapt® and our other products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. (See Part I, Item 1, Competition, for a discussion of the primary competitors for HETLIOZ® and Fanapt®.)
Additionally, we may face competition from newly developed generic products. Under the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful at challenging an ANDA filed pursuant to the Hatch-Waxman Act, cheaper generic versions of our products, which may be favored by insurers and third-party payors, may be launched commercially, which would significantly harm our business.
To obtain an ANDA approval for a generic drug, the generic company needs to show, among other things, that its version of the product is bioequivalent to the Reference Listed Drug (RLD). This usually requires the generic company to conduct bioequivalence studies comparing its product to the RLD, and to retain sufficient samples of the RLD used in testing after a study is complete. In recent years, U.S. federal lawmakers and the FDA have considered proposals and enacted legislation to facilitate the generic drug company’s access to samples and foster the generic competition. For example, the Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act) allows a biosimilar or generic product developer to bring a civil action against a brand drug manufacturer for failing to provide samples of the brand product for comparative testing “on commercially reasonable, market-based terms.” The developer could receive injunctive relief and a monetary award “sufficient to deter the license holder from failing to provide other eligible product developers with sufficient quantities of a covered product on commercially reasonable, market-based terms” in certain cases. While the full impact of the CREATES Act is unclear at this time, its provisions do have the potential to facilitate the development and future approval of generic versions of our products, introducing generic competition that could have a material adverse effect on our business, results of operations and financial condition.
Certain states have also taken similar actions. For example, in 2018, Maine passed a new law that requires brand drug manufacturers to make samples of drugs distributed in the state available for sale in Maine at a price no greater than wholesale acquisition cost and without any restriction that would block or delay a biosimilar and generic drug application in a manner inconsistent with federal law. The state may seek injunctive relief and attorney’s fees from a drug manufacturer who fails to comply with this requirement.
FDA and foreign regulatory approval of our products is uncertain.
The research, testing, manufacturing and marketing of products such as those that we have developed or that we are developing are subject to extensive regulation by federal, state and local government authorities, including the FDA, as well as foreign regulatory authorities in jurisdictions in which we seek approval. To obtain regulatory approval of such products, we must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce such products are in compliance with current good manufacturing practices (cGMPs).
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
•the FDA or foreign agency may not meet, or may extend, the PDUFA date or its foreign equivalent with respect to a particular NDA or foreign application; and
•the FDA or foreign agency may not agree with our regulatory approval strategies or components of the regulatory filings, such as clinical trial designs.
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
Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than HETLIOZ® and HETLIOZ LQTM in the U.S. and HETLIOZ® in the countries in Europe covered by the centralized marketing authorization by the EC, and Fanapt® in the U.S., Mexico and Israel, we have not received, and may never receive, regulatory approval to market any of our products in any jurisdiction.

Even following regulatory approval of our products, the FDA or the applicable foreign agency may impose limitations on the indicated uses for which such products may be marketed, subsequently withdraw approval or take other actions against us, or such products that are adverse to our business. The FDA and foreign agencies generally approve drugs for use in specific indications. An approval for a more limited indication reduces the size of the potential market for the product. Product approvals, once granted, may be withdrawn or modified if problems occur after initial marketing.
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
Undesirable side effects caused by our products could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing or continuing the commercialization of such products and generating revenues from their sale. We will continue to assess the side effect profile of our products in ongoing clinical development programs. However, we cannot predict whether the commercial use of our approved products (or our products in development, if and when they are approved for commercial use) will produce undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such products to date. For example, despite the positive results of our completed trials for HETLIOZ® and Fanapt®, as well as the FDA’s approval of the NDA for HETLIOZ® for the treatment of Non-24 in January 2014, the NDA for Fanapt® for the treatment of schizophrenia in May 2009, the EC’s grant of the centralized marketing authorization for HETLIOZ® for the treatment of Non-24 in totally blind adults in July 2015, and the FDA’s approval of the sNDA and NDA for HETLIOZ® capsule and liquid formulation for the treatment of adults and children, respectively, with nighttime sleep disturbances in SMS in December 2020, we are uncertain whether either of these products will ultimately prove to be effective and safe in humans long term and in all uses. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even long after they are approved for commercial sale. Additionally, incidents of product misuse may occur. These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls, any of which could have a material adverse effect on our business, results of operations and financial condition.
In addition, if after receiving marketing approval of a product, we or others identify undesirable side effects caused by such product, we could face one or more of the following:

•regulatory authorities may require us to implement a REMS, such as the addition of labeling statements (e.g., “black box” warning or a contraindication);
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

•the impact of global health crises, including the COVID-19 pandemic;
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
As of December 31, 2021, we had an accumulated deficit of $164.2 million and we cannot estimate with precision the extent of our future income or loss. We may not succeed in gaining additional market acceptance of HETLIOZ® and Fanapt® in the U.S. and we may not succeed in commercializing HETLIOZ® or Fanapt® outside of the U.S. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Ownership changes occurred in the years ended December 31, 2014 and 2008. We believe that the ownership changes in 2014 and 2008 will not impact our ability to utilize NOL and credit carryforwards; however, future ownership changes may cause our existing tax attributes to have additional limitations.
If we fail to adequately fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products with third parties on terms that may not be attractive to us.
Our activities will necessitate significant uses of working capital throughout 2022 and beyond. It is uncertain whether cash provided by our operating activities, together with our existing funds, will be sufficient to meet our long-term operating needs. As of December 31, 2021, our total cash and cash equivalents and marketable securities were $432.8 million. Our long-term capital requirements are expected to depend on many factors, including, among others:

•our level of success in commercializing HETLIOZ® and Fanapt®, as well as other products that may be approved, globally;
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
•cost of evaluating and acquiring new products from third parties;
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
We rely on a limited number of third-party manufacturers to formulate and manufacture our products, and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.
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
We have agreements in place with Patheon Pharmaceuticals Inc. and Patheon Inc. (collectively, Patheon), subsidiaries of Thermo Fisher Scientific, for the manufacture of HETLIOZ® and Fanapt®. In January 2014, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of HETLIOZ® 20 mg capsules at Patheon’s Cincinnati, Ohio manufacturing site. In May 2016, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® tablets at Patheon’s Mississauga, Ontario, Canada manufacturing site. Additionally, in December 2020, we entered into a non-exclusive third-party manufacturing agreement for the manufacture of commercial supplies of HETLIOZ LQTM. We do not have exclusive long-term agreements with any other third-party manufacturers of our products. If our current manufacturers, or any other third-party manufacturer, is unable or unwilling to perform its obligations under our manufacturing agreements for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could adversely affect sales of our products, delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our products are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. Moreover, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval for our products and may institute restrictions on the marketing or sale of our products. Similarly, if we change contract manufacturers, the FDA must approve these contract manufacturers or any other CMC changes before our products can be manufactured.
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
We rely on manufacturers to purchase from third-party suppliers the materials necessary to produce our products for clinical trials and commercialization. Suppliers may not sell these materials to such manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by these manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If the manufacturers are unable to obtain these materials for our clinical trials, including due to supply chain issues caused by the COVID-19 pandemic, product testing, potential regulatory approval of our products and commercial scale manufacturing could be delayed, significantly affecting our ability to further develop and commercialize our products. If we or our manufacturers are unable to purchase these materials for our products, there would be a shortage in supply or the commercial launch of such products would be delayed, which would materially and adversely affect our ability to generate revenues from the sale of such products.
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
In the E.U., prescription drug pricing and reimbursement are subject to governmental control and reimbursement mechanisms used by private and public health insurers in the E.U. vary by Member State. For the public systems, reimbursement is determined by law and/or by guidelines established by the responsible national authority. As elsewhere, inclusion in reimbursement catalogues focuses on the medical usefulness, need, quality and economic benefits to patients and the health care system. Acceptance for reimbursement comes with cost, use and often volume restrictions, which can vary by Member State. Although we have received marketing authorization for HETLIOZ® capsules from the EC, pricing negotiations with governmental authorities may take a considerable amount of time in those Member States that impose price controls. For example, we launched HETLIOZ® commercially in Germany in August 2016, and concluded our pricing negotiations with German authorities in October 2017. In addition, to obtain reimbursement or pricing approval for HETLIOZ® in some Member States, we may be required to conduct an additional clinical trial that compares the cost-effectiveness of HETLIOZ®, to other available therapies.
Some Member States require approval of the sale price of a drug before it can be marketed. In others, the pricing review period begins after marketing or product licensing approval is granted. In some Member States, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we may be subject to lengthy price regulations that delay or prevent the commercial launch of HETLIOZ® in a particular Member State and negatively impact the revenues that are generated from the sale of HETLIOZ® in that country. If reimbursement of HETLIOZ® is unavailable or limited in scope or amount, or if pricing for HETLIOZ® is set at unsatisfactory levels or takes too long to establish, or if there is competition from lower priced cross-border sales, our results of operations will be negatively affected.
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
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the former Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Further, in December 2018, a Texas District Court judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. In July 2021, the U.S Supreme Court ruled that the states and individuals that brought the lawsuit did not have standing to challenge the ACA, and therefore, the Court did not reach the merits of the lawsuit. Accordingly, we continue to evaluate the effect that the ACA has on our business. At the federal level, the former Trump administration supported legislative proposals and issued certain Executive Orders seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. The Department of Health and Human Services (HHS), has solicited feedback on some of these measures and implemented others under its existing authority. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. These modifications to the safe harbors are being challenged in court and HHS has delayed their implementation until January 1, 2023; however, the rule may be repealed through legislative action before such time. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. In response to President Biden’s executive order, in September 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Several pending or proposed legislative efforts incorporate these drug pricing reforms in addition to inflationary rebates on Part B and Part D drugs that would be payable on commercial and governmental program utilization, policies aimed at redesigning the Medicare Part D benefit and adopting drug price transparency measures. Drug manufacturers who are unwilling to negotiate with Medicare would be subject to additional excise taxes. Additionally, the plan would impose tax penalties on drug manufacturers that increase the prices of drug products faster than the rate of inflation. If elements of these prescription drug pricing plans become law, our pricing strategy and commercial prospects may be adversely affected.
Additionally, in December 2020, CMS issued a final rule that materially modifies current Medicaid Drug Rebate Program regulations by, among other things, broadening the definitions for “line extension” and “new formulation”, the key term within the line extension definition. A “line extension” drug may be subject to a higher Medicaid rebate, thereby reducing the amount the manufacturer is paid with respect to such product. These new definitions became effective on January 1, 2022.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional congressional action is taken, the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years and the American Rescue Plan Act of 2021, which will eliminate the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
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
These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product which could affect our business strategy or commercial prospects. Reductions in reimbursement levels may negatively impact the prices we can charge or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment, and any negative sentiments towards the U.S. as a result of such changes, could also adversely affect our business.
We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security in foreign jurisdictions and may be subject to additional related laws and regulations in other jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.
The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Various foreign government bodies and agencies have adopted or are considering adopting laws, rules, regulations and standards limiting, or laws, rules, regulations and standards regarding, the collection, distribution, use, disclosure, storage, security and other processing of personal information.
Outside of the U.S., legal requirements relating to the collection, storage, processing and transfer of personal data continue to evolve. For example, the collection and use of health data and other personal data is governed in the European Union by the General Data Protection Regulation (GDPR), which became applicable in May 2018. The GDPR implements stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosure requirements about how personal information is to be used, strengthened individual data subject rights, limitations on retention of personal data, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, shortened mandatory data breach notification timelines and higher standards for controllers to demonstrate they have obtained valid consent for certain data processing activities. The GDPR provides that E.U. member states may make their own additional laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between member states, limit our ability to use and share personal data. Failure to comply with the GDPR may result in fines up to €20,000,000 or 4% of the total worldwide annual revenue of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and with other laws, rules, regulations and standards in the E.U., including those of E.U. Member States, relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable E.U. laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. In July 2020, the European Court of

Justice (ECJ) invalidated the E.U.-U.S. Privacy Shield, which had enabled the transfer of personal data from the E.U. to the U.S. for companies that had self-certified to the Privacy Shield. While we do not rely on the Privacy Shield, the ECJ decision also raised questions about the continued validity of the European Commission’s Standard Contractual Clauses, on which we rely. E.U. regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the Standard Contractual Clauses. Although the European Commission has presented a new set of Standard Contractual Clauses, which are required to be implemented, there are few, if any, viable alternatives to the Standard Contractual Clauses and it remains to be seen whether additional means for lawful data transfers will become available. The ECJ’s decision and other regulatory guidance or developments may impose additional obligations with respect to the transfer of personal data from the E.U. to the U.S, all of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the E.U. to the U.S.
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
Even where laws provide protection or we are able to obtain patents, costly and time-consuming litigation may be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property rights against our competitors could provoke them to bring counterclaims against us, and some of our competitors have substantially greater intellectual property portfolios than we have. To counter infringement or unauthorized use of any patents we may obtain, we may be required to file infringement claims, which can be expensive and time-consuming to litigate. In addition, if we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering one of our products, current product candidates, or one of our future products, the defendant could counterclaim that the patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace and challenges to validity of patents in certain foreign jurisdictions are common as well. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the U.S. Patent and Trademark Office, or made a materially misleading statement, during prosecution. We may assert the patents in Hatch-Waxman litigation against the party filing the ANDA to keep the competing product off of the market until the patents expire but there is a risk that we will not succeed. The party filing the ANDA may also counterclaim in the litigation that our patents are not valid or unenforceable, and the court may find one or more claims of our patents invalid or unenforceable. If this occurs, a competing generic product could be marketed prior to expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book,” which would harm our business.
We have been and continue to be involved in number of lawsuits with a variety of generic drug manufacturers who have filed ANDAs relating to certain of our patents. We have been successful in asserting that these third parties have infringed certain of our patents, but we may not be successful in such lawsuits in the future. Please see Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for additional information.
If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products, our business will be harmed.
The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. The HETLIOZ® U.S. new chemical entity (NCE) patent (the primary patent covering the product as a new composition of matter) received the full five-year patent term extension under the Hatch-Waxman Act and so, assuming that we continue to have rights under our license agreement with respect to this product, this patent in the U.S. will expire in December 2022. We also own HETLIOZ® U.S. method of treatment patents (directed to the approved method of treatment as described in the HETLIOZ® label approved by the FDA), which expire normally between 2033 and 2035, and two drug substance patents that expire in 2035. Additionally, the U.S. Patent and Trademark Office has issued a drug formulation patent for HETLIOZ LQTM that will expire in 2040. The Fanapt® U.S. NCE patent received the full five-year patent term extension under the Hatch-Waxman Act and so this patent in the U.S. expired in November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the Orange Book in January 2015, is set to expire in 2027. Please see the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” and Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for additional information. Eight additional U.S. patents directed to methods of treating patients with Fanapt®, which are set to expire between 2025 and 2031, were issued to us in 2015.
The E.U. provides that companies that receive regulatory approval for a new medicinal product will have a 10-year period of regulatory data protection and market protection for that product (with the possibility of a further one-year extension under certain conditions), beginning on the date of such European regulatory approval, regardless of when the European NCE patent covering such product expires. A generic version of the approved drug that refers to the approved drug’s regulatory data may not be marketed or sold in Europe during such market protection period. This legislation is of material importance with respect to Fanapt®, since the European NCE patent for Fanapt® has expired.
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
However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. Such extensions may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we fail to receive such extensions or exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially impaired.
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
As described elsewhere in these risk factors and in Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, incorporated herein by reference, we have initiated lawsuits to enforce our patent rights against certain generic pharmaceutical companies.
General Risk Factors
Our stock price has been highly volatile and may be volatile in the future, and purchasers of our common stock could incur substantial losses.
The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2021 and December 31, 2021, the high and low sale prices of our common stock as reported on The Nasdaq Global Market varied between $13.14 and $21.86. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.
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
•newly enacted healthcare legislation or changes to existing legislation;
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
In addition to our outstanding common stock, as of December 31, 2021, there were a total of 5,485,888 shares of our common stock that we have registered and are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our 2006 and 2016 Equity Incentive Plans. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.
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
Proxy contests have been waged against many companies in the biopharmaceutical industry, including us, over the last several years. If faced with a proxy contest or other type of shareholder activism, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest or shareholder dispute involving us for several reasons, including, among others:

•responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;
•perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and
•if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.
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
Our operating results will continue to be subject to fluctuations and are affected by numerous factors, including:

•product sales;
•cost of product sales;
•the rate at which third-party payors approve coverage for our products;
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
Our internal computer systems, or those of our collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.
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
Information with respect is item may be found in Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on The Nasdaq Global Market under the symbol “VNDA.” As of February 17, 2022, there were eight holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2016 and its relative performance is tracked through December 31, 2021. The comparisons in the table are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock. We have never paid cash dividends to our stockholders and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

Nasdaq Biotechnology Index
Nasdaq Composite Index
Vanda Pharmaceuticals Inc.
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021

Securities Authorized for Issuance under Equity Incentive Plans
Information regarding securities authorized for issuance under equity incentive plans will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K (Annual Report). This discussion and analysis generally addresses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report include historical information and other information with respect to our plans and strategy for our business and contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under Part I, Item 1A, Risk Factors, and elsewhere in this Annual Report.
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
Our commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first product approved by the U.S. Food and Drug Administration (FDA) for patients with Non-24 and patients with SMS. In addition, we have a number of drugs in development, including:

•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, delayed sleep phase disorder (DSPD), symptoms of autism spectrum disorder (ASD) and pediatric Non-24;
•Fanapt® (iloperidone) for the treatment of bipolar disorder and Parkinson’s disease psychosis and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness, atopic dermatitis, and COVID-19 pneumonia;
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
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, with potential use for the treatment of psychiatric disorders; and
•VHX-896 (formerly P88), the active metabolite of iloperidone.
Operational Highlights
HETLIOZ® (tasimelteon)
•In January 2022, we announced we have settled our HETLIOZ® patent litigation against MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited. The litigation remains pending against the other defendants.
•In November 2021, a HETLIOZ® patient filed a federal lawsuit challenging the unlawfulness of Colorado Medicaid’s prior authorization criteria, which limited HETLIOZ® coverage to totally blind patients. In response to the lawsuit, Colorado changed its criteria to cover HETLIOZ® for all Non-24 patients and to no longer restrict HETLIOZ® coverage on the basis of vision status. Since then, 10 additional states have revised their criteria to eliminate the restriction of HETLIOZ® coverage to totally blind patients.

Tradipitant
•In February 2022, we reported the results from the Phase III study (VP-VLY-686-3301) of tradipitant in gastroparesis. The study did not meet its prespecified primary endpoint, but significant treatment effects were observed when adjusting for confounding factors. We plan to complete the analysis of the data of this study and prepare for submission to regulatory authorities and scientific journals.
Fanapt® (iloperidone)
•A Phase III clinical study of Fanapt® in acute manic episodes in patients with bipolar disorder is now more than 50% enrolled and expected to complete enrollment by the end of 2022.
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
Critical Accounting Policies and Estimates
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
A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2021 included in this Annual Report. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results as they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements, and we have accordingly included them in this discussion.
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
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known.
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
•Service fees: We receive sales order management, data and distribution services from certain customers, for which we are assessed fees. These fees are based on contracted terms and are known amounts. We accrue service fees at the time of revenue recognition, resulting in a reduction of product sales and the recognition of an accrued liability, unless it is a payment for a distinct good or service from the customer in which case the fair value of those distinct goods or services are recorded as selling, general and administrative expense.
•Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Co-pay assistance utilization is based on information provided by our third-party administrator.
•Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of December 31, 2021 or 2020.

The following table summarizes sales discounts and allowance activity as of and for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2018	22,134	9,700	31,834
Provision related to current period sales	59,358	26,872	86,230
Adjustments for prior period sales	(350)	(399)	(749)
Credits/payments made	(58,750)	(26,022)	(84,772)
Balances at December 31, 2019	22,392	10,151	32,543
Provision related to current period sales	70,563	27,952	98,515
Adjustments for prior period sales	(480)	1,327	847
Credits/payments made	(65,605)	(30,557)	(96,162)
Balances at December 31, 2020	26,870	8,873	35,743
Provision related to current period sales	83,965	31,176	115,141
Adjustments for prior period sales	(853)	193	(660)
Credits/payments made	(78,128)	(30,641)	(108,769)
Balances at December 31, 2021	$31,854	$9,601	$41,455
The provision for rebates and chargebacks of $84.0 million and $70.6 million for the years ended December 31, 2021 and 2020, respectively, and their ending balances at December 31, 2021 and 2020, primarily represent Medicaid rebates applicable to sales of Fanapt® and, to a lesser extent, Medicaid rebates applicable to sales of HETLIOZ®. The provision for discounts, returns and other of $31.2 million and $28.0 million for the years ended December 31, 2021 and 2020, primarily represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, estimated product returns of Fanapt®, and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®. The ending balances of discounts, returns and other as of December 31, 2021 and 2020 primarily represent estimated product returns of Fanapt® and wholesaler distribution fees applicable to sales of Fanapt®.
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
Year ended December 31, 2021 compared to year ended December 31, 2020
Revenues. Total revenues increased by $20.5 million, or 8%, to $268.7 million for the year ended December 31, 2021 compared to $248.2 million for the year ended December 31, 2020. Revenues were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	Net Change	Percent
HETLIOZ® net product sales	$173,536	$160,686	$12,850	8%
Fanapt® net product sales	95,146	87,482	7,664	9%
Total net product sales	$268,682	$248,168	$20,514	8%
HETLIOZ® net product sales increased by $12.9 million, or 8%, to $173.5 million for the year ended December 31, 2021 compared to $160.7 million for the year ended December 31, 2020. The increase to net product sales was attributable to an increase in price net of deductions partially offset by a decrease in volume. We have experienced an increase in the rate at which third-party payors refuse to cover or reimburse prescriptions written for HETLIOZ®, which has contributed to the decrease in volume.

Fanapt® net product sales increased by $7.7 million, or 9%, to $95.1 million for the year ended December 31, 2021 compared to $87.5 million for the year ended December 31, 2020. The increase to net product sales was attributable to an increase in price net of deductions partially offset by a decrease in volume.
Cost of goods sold. Cost of goods sold increased by $2.3 million, or 10%, to $25.6 million for the year ended December 31, 2021 compared to $23.4 million for the year ended December 31, 2020. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 10% and 5% of HETLIOZ® net product sales in the U.S. and Germany, respectively. Third-party royalty costs on HETLIOZ® net product sales in the U.S. will decrease to 5% in December 2022. Third-party royalty costs on Fanapt® net product sales decreased from 9% to 6% beginning January 2020.
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
Research and development expenses. Research and development expenses increased by $19.8 million, or 36%, to $75.4 million for the year ended December 31, 2021 compared to $55.6 million for the year ended December 31, 2020. The increase was primarily due to an increase in clinical trial expenses associated with our HETLIOZ® and Fanapt® development programs. The COVID-19 pandemic has impacted clinical research globally, including delays in our development programs. While our clinical trials have since resumed patient enrollment, we may continue to experience disruptions that could adversely impact our supply chain, our ongoing and planned clinical trials, and other regulatory activities.
The following table summarizes the costs of our product development initiatives for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(in thousands)	2021	2020
Direct project costs (1)
HETLIOZ®	$11,450	$9,518
Fanapt®	22,284	7,669
Tradipitant	23,460	23,540
VTR-297	1,928	1,487
CFTR	3,180	3,938
VQW-765	2,548	1,111
Other	3,067	1,100
Total direct project costs	67,917	48,363
Indirect project costs (1)
Stock-based compensation	3,955	3,804
Other indirect overhead	3,491	3,410
Total indirect project costs	7,446	7,214
Total research and development expense	$75,363	$55,577

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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $16.5 million, or 12%, to $124.0 million for the year ended December 31, 2021 compared to $140.5 million for the year ended December 31,

2020. The decrease was primarily the result of a decrease in spending on marketing activities for our commercial products, partially offset by increased spending on legal activities.
Intangible asset amortization. Intangible asset amortization was $1.5 million for each of the years ended December 31, 2021 and 2020.
Other income. Other income was $0.2 million for the year ended December 31, 2021 compared to $4.4 million for the year ended December 31, 2020. Other income primarily consists of investment income on our marketable securities, which decreased beginning in the second half of 2020 as a result of lower yields on our marketable securities.
Provision for income taxes. A provision for income taxes of $9.2 million and $8.3 million was recorded for the years ended December 31, 2021 and 2020, respectively. Our income tax expense or benefit is determined by applying the statutory tax rates in jurisdictions where we operate to each period’s income before income taxes. Adjustments are made for permanent differences in taxability or deductibility of pretax items as well as for other items, such as tax credits that are generated on our research and development activities. See Note 14, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
Liquidity and Capital Resources
As of December 31, 2021, our total cash and cash equivalents and marketable securities were $432.8 million compared to $367.7 million at December 31, 2020. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of December 31, 2021 and 2020 are summarized as follows:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$52,071	$61,031
Marketable securities:
U.S. Treasury and government agencies	194,719	166,092
Corporate debt	186,023	140,617
Total marketable securities	380,742	306,709
Total cash, cash equivalents and marketable securities	$432,813	$367,740
As of December 31, 2021, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
In the normal course of our business, we regularly enter into agreements with third-party vendors under fee service arrangements which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination. Our non-cancellable purchase commitments for agreements longer than one year primarily relate to commitments for data services and are not material. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase arrangements, are cancellable in nature or contain variable commitment terms within the agreement that are within our control.
We also have long-term contractual obligations related to our operating leases and license agreements. Refer to Note 7, Leases, and Note 10, Commitments and Contingencies, respectively, to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about these commitments.
We do not have any off-balance sheet arrangements.
Based on our current operating plans, which include costs and expenses in connection with our continued clinical development of tradipitant and our other products, U.S. commercial activities for HETLIOZ® and Fanapt®, pursuit of market approval of HETLIOZ® and Fanapt® in other regions, and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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
Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020	Net Change
Net cash provided by (used in):
Operating activities:
Net income	$33,152	$23,337	$9,815
Non-cash charges	28,325	24,121	4,204
Net change in operating assets and liabilities	2,737	4,317	(1,580)
Operating activities	64,214	51,775	12,439
Investing activities:
Purchases of property and equipment	(552)	(1,795)	1,243
Net purchases, sales and maturities of marketable securities	(76,144)	(39,704)	(36,440)
Investing activities	(76,696)	(41,499)	(35,197)
Financing activities:
Proceeds from the exercise of stock options	3,550	5,634	(2,084)
Financing activities	3,550	5,634	(2,084)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(91)	53	(144)
Net change in cash, cash equivalents and restricted cash	$(9,023)	$15,963	$(24,986)
Operating Activities. Cash flows provided by operating activities during the year ended December 31, 2021 were $64.2 million, an increase of $12.4 million compared to $51.8 million during the year ended December 31, 2020. The increase reflects an increase of $9.8 million in net income and an increase of $4.2 million in non-cash charges primarily due to increased stock-based compensation expense, partially offset by a decrease of $1.6 million from the net change in operating assets and liabilities.
Investing Activities. Cash flows used in investing activities during the year ended December 31, 2021 were $76.7 million, an increase of $35.2 million compared to cash used in investing activities of $41.5 million during the year ended December 31, 2020. Investing activities reflect continued net reinvestment of available cash and cash equivalents in our portfolio of marketable securities.
Financing Activities. Cash flows provided by financing activities during the year ended December 31, 2021 were $3.6 million, a decrease of $2.1 million compared to $5.6 million during the year ended December 31, 2020. Financing activities include proceeds from exercises of stock options.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is currently confined to our cash and cash equivalents, marketable securities and restricted cash. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes.
We deposit our cash with financial institutions that we consider to be of high credit quality and purchase marketable securities that are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars. Our marketable securities consist of commercial paper, corporate notes and U.S. government agency notes and have maturities of less than two years. We do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and marketable securities.
We are also exposed to risks related to changes in foreign currency exchange rates relating to our foreign operations. The functional currency of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies. We are also exposed to unfavorable fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. We do not currently hedge our foreign currency exchange rate risk. Foreign currency has not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related financial statement schedules required to be filed are listed in the Index to Consolidated Financial Statements and are incorporated in Part IV, Item 15 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2021, the end of the period covered by this annual report on Form 10- K (Annual Report), to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Information required under this item will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this item will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference pursuant to General Instruction G (3) to Form 10-K.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

Vanda Pharmaceuticals Inc.

February 24, 2022	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 24, 2022
Mihael H. Polymeropoulos, M.D.

/s/ Kevin Moran	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Kevin Moran

/s/ H. Thomas Watkins	Lead Independent Director	February 24, 2022
H. Thomas Watkins

/s/ Anne Sempowski Ward	Director	February 24, 2022
Anne Sempowski Ward

/s/ Phaedra Chrousos	Director	February 24, 2022
Phaedra Chrousos

/s/ Richard W. Dugan	Director	February 24, 2022
Richard W. Dugan

/s/ Stephen Ray Mitchell	Director	February 24, 2022
Stephen Ray Mitchell

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vanda Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Medicaid Rebates for Fanapt®
As described in Note 2 to the consolidated financial statements, the allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contracted discount rates and estimated patient utilization. The Company has recorded product revenue allowances of $40.0 million as of December 31, 2021, of which a significant amount relates to allowances for Medicaid Rebates for Fanapt®.
The principal considerations for our determination that performing procedures relating to Medicaid Rebates for Fanapt® is a critical audit matter are the significant judgment by management due to the significant measurement uncertainty involved in developing the allowances, as these allowances are based on assumptions developed for estimated patient utilization, primarily payor mix and invoice lag; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the estimated patient utilization assumption.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowances for Medicaid Rebates for Fanapt®, including controls over the assumptions used to estimate these rebates. These procedures also included, among others, (i) developing an independent estimate of the Medicaid Rebates for Fanapt® by utilizing third-party information related to patient utilization, as well as the historical trends of the invoice lag; and (ii) comparing the independent estimate to management’s estimate. Developing the independent estimate involved (i) testing the completeness and accuracy of the patient utilization data from third-party reports, and (ii) testing rebate claims processed by the Company, including evaluating those claims for consistency with the contractual and mandated terms of the Medicaid Drug Rebate Program.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 24, 2022
We have served as the Company’s auditor since 2003.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$52,071	$61,031
Marketable securities	380,742	306,709
Accounts receivable, net	32,467	30,036
Inventory	1,025	1,280
Prepaid expenses and other current assets	11,996	10,089
Total current assets	478,301	409,145
Property and equipment, net	3,113	4,136
Operating lease right-of-use assets	9,272	10,459
Intangible assets, net	20,081	21,559
Deferred tax assets	74,878	81,516
Non-current inventory and other	8,147	6,641
Total assets	$593,792	$533,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,438	$31,509
Product revenue allowances	39,981	34,427
Total current liabilities	74,419	65,936
Operating lease non-current liabilities	10,055	11,497
Other non-current liabilities	4,390	2,757
Total liabilities	88,864	80,190
Commitments and contingencies (Notes 10 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 55,900,855 and 54,865,092 shares issued and outstanding at December 31, 2021 and 2020, respectively	56	55
Additional paid-in capital	669,223	650,300
Accumulated other comprehensive income (loss)	(175)	239
Accumulated deficit	(164,176)	(197,328)
Total stockholders’ equity	504,928	453,266
Total liabilities and stockholders’ equity	$593,792	$533,456
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2021	2020	2019
Revenues:
Net product sales	$268,682	$248,168	$227,188
Total revenues	268,682	248,168	227,188
Operating expenses:
Cost of goods sold excluding amortization	25,629	23,364	24,488
Research and development	75,363	55,577	48,649
Selling, general and administrative	124,047	140,510	129,736
Intangible asset amortization	1,478	1,478	1,505
Total operating expenses	226,517	220,929	204,378
Income from operations	42,165	27,239	22,810
Other income	199	4,416	6,218
Income before income taxes	42,364	31,655	29,028
Provision (benefit) for income taxes	9,212	8,318	(86,525)
Net income	$33,152	$23,337	$115,553
Net income per share:
Basic	$0.60	$0.43	$2.17
Diluted	$0.58	$0.42	$2.11
Weighted average shares outstanding:
Basic	55,548,122	54,427,683	53,137,562
Diluted	56,921,836	55,190,802	54,847,060
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income	$33,152	$23,337	$115,553
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(49)	68	6
Change in net unrealized gain (loss) on marketable securities	(472)	(102)	313
Tax benefit (provision) on other comprehensive income (loss)	107	24	(71)
Other comprehensive income (loss), net of tax	(414)	(10)	248
Comprehensive income	$32,738	$23,327	$115,801
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2018	52,477,593	$52	$611,587	$1	$(336,218)	$275,422
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,072,019	2	6,262	—	—	6,264
Stock-based compensation expense	—	—	13,458	—	—	13,458
Net income	—	—	—	—	115,553	115,553
Other comprehensive income, net of tax	—	—	—	248	—	248
Balances at December 31, 2019	53,549,612	54	631,307	249	(220,665)	410,945
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,315,480	1	5,633	—	—	5,634
Stock-based compensation expense	—	—	13,360	—	—	13,360
Net income	—	—	—	—	23,337	23,337
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Balances at December 31, 2020	54,865,092	55	650,300	239	(197,328)	453,266
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,035,763	1	3,549	—	—	3,550
Stock-based compensation expense	—	—	15,374	—	—	15,374
Net income	—	—	—	—	33,152	33,152
Other comprehensive loss, net of tax	—	—	—	(414)	—	(414)
Balances at December 31, 2021	55,900,855	$56	$669,223	$(175)	$(164,176)	$504,928
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$33,152	$23,337	$115,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,363	1,386	1,387
Stock-based compensation	15,374	13,360	13,458
Amortization of premiums and accretion of discounts on marketable securities	1,649	179	(3,099)
Gain on sale of marketable securities	(12)	(229)	—
Intangible asset amortization	1,478	1,478	1,505
Deferred income taxes	6,745	6,189	(87,767)
Other non-cash adjustments, net	1,728	1,758	1,785
Changes in operating assets and liabilities:
Accounts receivable	(2,469)	(3,767)	2,342
Prepaid expenses and other assets	(1,247)	4,068	(2,764)
Inventory	(2,233)	(2,876)	(722)
Accounts payable and other liabilities	3,040	3,759	3,508
Product revenue allowances	5,646	3,133	761
Net cash provided by operating activities	64,214	51,775	45,947
Cash flows from investing activities
Purchases of property and equipment	(552)	(1,795)	(1,019)
Purchases of marketable securities	(420,461)	(346,622)	(394,517)
Sales and maturities of marketable securities	344,317	306,918	327,227
Net cash used in investing activities	(76,696)	(41,499)	(68,309)
Cash flows from financing activities
Proceeds from exercise of stock options	3,550	5,634	6,264
Net cash provided by financing activities	3,550	5,634	6,264
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(91)	53	(1)
Net change in cash, cash equivalents and restricted cash	(9,023)	15,963	(16,099)
Cash, cash equivalents and restricted cash
Beginning of year	61,613	45,650	61,749
End of year	$52,590	$61,613	$45,650
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
The Company’s commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and patients with SMS. In addition, the Company has a number of drugs in development, including:

•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, delayed sleep phase disorder (DSPD), symptoms of autism spectrum disorder (ASD) and pediatric Non-24;
•Fanapt® (iloperidone) for the treatment of bipolar disorder and Parkinson’s disease psychosis and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness, atopic dermatitis, and COVID-19 pneumonia;
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
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, with potential use for the treatment of psychiatric disorders; and
•VHX-896 (formerly P88), the active metabolite of iloperidone.
Basis of Presentation
The accompanying consolidated financial statements includes the accounts of Vanda Pharmaceuticals Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All intercompany accounts and transactions have been eliminated in consolidation.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows:

	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$52,071	$61,031
Restricted cash included in:
Prepaid expenses and other current assets	—	57
Non-current inventory and other	519	525
Total cash, cash equivalents and restricted cash	$52,590	$61,613
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
Intangible Assets
Costs incurred for products not yet approved by the FDA and for which no alternative future use exists are recorded as research and development expense. Obligations for milestone payments to other pharmaceutical companies that may result in a capitalized intangible asset are recognized when it is deemed probable that the milestone event will occur. In the event a product has been approved by the FDA or an alternative future use exists for a product, patent and license costs are capitalized and amortized on a straight-line basis over the estimated useful economic life of the of the related product patents. For intangible assets related to HETLIOZ®, the estimated useful life is through July 2035, which is the estimated economic useful life of the related product patents. Intangible assets related Fanapt® have been fully amortized on a straight-line basis to November 2016. The useful life estimate for Fanapt® was based on the market participant methodology prescribed by Accounting Standards Codification (ASC) 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031.
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
Leases
The Company determines if an arrangement contains a lease at inception. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. In the case the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including publicly available data for instruments with similar characteristics, to determine the present value of lease payments. The Company does not combine lease and non-lease elements for office leases. For existing office leases as of the adoption date of ASC 842, Leases, on January 1, 2019, executory costs are excluded from lease expense, which is consistent with the Company’s accounting under ASC 840, Leases. For all office leases entered into after January 1, 2019, executory costs are allocated between lease and non-lease elements based upon their relative stand-alone prices.
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

Revenue from Net Product Sales
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
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
HETLIOZ® net product sales	$173,536	$160,686	$142,980
Fanapt® net product sales	95,146	87,482	84,208
Total net product sales	$268,682	$248,168	$227,188
HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Specialty pharmacy customers include OptumRx (a subsidiary of UnitedHealth Group) and Accredo (a subsidiary of Express Scripts). Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. Wholesaler customers include Cardinal Health, Inc., AmerisourceBergen Drug Corporation, and McKesson Corporation. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., the Company sells HETLIOZ® in Germany and has a distribution agreement for the commercialization of Fanapt® in Israel.

Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
The following table presents each major customer that represented more than 10% of total revenues for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Percent of Net Product Sales	2021	2020	2019
Distributor A	40%	43%	38%
Distributor B	18%	19%	23%
Distributor C	12%	12%	12%
Distributor D	10%	11%	12%
Distributor E	11%	10%	11%
The following table presents each major customer that represented more than 10% of accounts receivable, net, as of December 31, 2021 and 2020:

	December 31,
Percent of Accounts Receivable, Net	2021	2020
Distributor A	31%	22%
Distributor B	*	13%
Distributor C	17%	22%
Distributor D	16%	20%
Distributor E	14%	13%
*Represents less than 10% of respective balance.
The transaction price is determined based upon the consideration to which the Company will be entitled in exchange for transferring product to the customer. The Company’s product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, the Company’s estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which the Company has validated the insurance benefits. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. If actual results in the future vary from the Company’s estimates, it adjusts its estimates in the period identified, which would affect net product sales in the period such variances become known.
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
•Service Fees: The Company receives sales order management, data and distribution services from certain customers, for which it is assessed fees. These fees are based on contracted terms and are known amounts. The Company accrues service fees at the time of revenue recognition, resulting in a reduction of product sales and the recognition of an accrued liability, unless it is a payment for a distinct good or service from the customer in which case the fair value of those distinct goods or services are recorded as selling, general and administrative expense.
•Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Co-pay assistance utilization is based on information provided by the Company’s third-party administrator.
•Product Returns: The Company generally offers direct customers a limited right to return as contractually defined with its customers. The Company considers several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. The Company does not expect returned goods to be resalable. There was no right of return asset as of December 31, 2021 or 2020. The following table summarizes activity for product returns as of and for the years ended December 31, 2021, 2020 and 2019, all of which relates to sales of Fanapt®:

(in thousands)	Reserve for Product Returns
Balances at December 31, 2018	$5,187
Additions	3,138
Credits/payments	(2,205)
Balances at December 31, 2019	6,120
Additions	3,844
Credits/payments	(5,266)
Balances at December 31, 2020	4,698
Additions	2,870
Credits/payments	(3,017)
Balances at December 31, 2021	$4,551
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries, other employee-related costs and stock-based compensation, and facilities and third-party expenses. Selling, general and administrative expenses are associated with the activities of the corporate, finance, accounting, information technology, business development, commercial support, trade and distribution, sales, marketing, legal, medical affairs and human resource functions. Additionally, selling, general and administrative expenses included an estimate for the annual Affordable Care Act fee.
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
Advertising Expense
The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $6.7 million, $12.6 million and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Transactions denominated in currencies other than functional currency are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the Consolidated Balance Sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other income and were not material for the years ended December 31, 2021, 2020 and 2019, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss (NOL) carryforwards that can be utilized in the future to offset taxable income. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Interest and penalties related to income taxes are recognized as a component of income tax expense in the Consolidated Statements of Operations, and cumulative accrued interest and penalties are recognized within the related liability lines in the Consolidated Balance Sheets.

Certain Risks and Uncertainties
The outbreak of the novel coronavirus known as COVID-19 has resulted in government-imposed quarantines, travel restrictions and other public health safety measures. As this pandemic endures, the extent to which COVID-19 may impact the Company’s business, financial condition and results of operations is uncertain and will depend on many factors outside of the Company’s control.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly rated financial institutions. At December 31, 2021, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.
Segment and Geographic Information
The Company operates in one reporting segment and, accordingly, no segment disclosures are presented herein. Foreign sales were not material for each of the years ended December 31, 2021, 2020 and 2019.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The adoption of this standard on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.
3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2021, which all have contractual maturities of less than two years:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$195,076	$1	$(358)	$194,719
Corporate debt	185,933	113	(23)	186,023
Total marketable securities	$381,009	$114	$(381)	$380,742

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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of December 31, 2021 and 2020 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and asset-backed securities that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2021, as follows:

		Fair Value Measurement as of December 31, 2021 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$194,719	$194,719	$—	$—
Corporate debt	186,023	—	186,023	—
Total assets measured at fair value	$380,742	$194,719	$186,023	$—
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2020, as follows:

		Fair Value Measurement as of December 31, 2020 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$166,092	$166,092	$—	$—
Corporate debt	140,617	—	140,617	—
Total assets measured at fair value	$306,709	$166,092	$140,617	$—
Total assets measured at fair value as of December 31, 2021 and 2020 include no cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, product revenue allowances, and milestone obligations under license agreements, the carrying values of which materially approximate their fair values.

5. Inventory
Inventory consisted of the following as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Current assets
Work-in-process	$30	$66
Finished goods	995	1,214
Total inventory, current	$1,025	$1,280
Non-Current assets
Raw materials	$2,143	$744
Work-in-process	3,934	4,045
Finished goods	1,150	302
Total inventory, non-current	7,227	5,091
Total inventory	$8,252	$6,371
6. Property and Equipment
The following is a summary of the Company’s property and equipment, at cost, as of December 31, 2021 and 2020:

(in thousands)	Estimated Useful Life (Years)	December 31, 2021	December 31, 2020
Computer and other equipment	3	$5,481	$5,212
Furniture and fixtures	5 - 7	1,546	1,495
Leasehold improvements	5 - 11	5,463	5,457
Total property and equipment, gross		12,490	12,164
Accumulated depreciation and amortization		(9,377)	(8,028)
Total property and equipment, net		$3,113	$4,136
Depreciation expense was $1.4 million for each of the years ended December 31, 2021, 2020 and 2019.
7. Leases
The Company’s long-term leases primarily include operating leases and subleases for office space in Washington, D.C. and London, England. The Company recognized ROU assets and lease liabilities related to fixed payments for these long-term operating leases in its Consolidated Balance Sheet as of December 31, 2021 and 2020. The Company also has short-term leases, including office space in Berlin, Germany.
In June 2011, the Company entered into an operating lease agreement under which it leases 33,534 square feet of office space for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. Subject to the prior rights of other tenants, the Company has the right to renew the lease for five years following its expiration in July 2028. As of December 31, 2021, the renewal period has not been included in the lease term. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The lease may be terminated early by the Company or the landlord under certain circumstances.
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
In May 2016, the Company entered into an operating lease agreement under which it leases 2,880 square feet of office space in London, England. In November 2020, the Company extended the non-cancellable portion of the lease term from 2021 to 2023 and has the option to renew the lease for an additional three years following its expiration. As of December 31, 2021, the renewal period has not been included in the lease term.

The following is a summary of the Company’s ROU assets and operating lease liabilities as of December 31, 2021 and 2020:

(in thousands)	Classification on the Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$9,272	$10,459

Liabilities
Operating lease current liabilities	Accounts payable and accrued liabilities	$2,311	$2,117
Operating lease non-current liabilities	Operating lease non-current liabilities	10,055	11,497
Total lease liabilities		$12,366	$13,614

Weighted average remaining lease term		6.2	7.1
Weighted average discount rate(1)		8.1%	8.1%

(1)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

For each of the years ended December 31, 2021, 2020 and 2019, the Company recognized operating lease cost of $2.3 million and short-term operating lease cost of $0.4 million. The Company also recognized $1.4 million, $1.5 million and $1.4 million, respectively, of expense related to non-lease elements, such as building maintenance services and utilities, and executory costs associated with the operating leases. For existing leases as of January 1, 2019, executory costs are excluded from operating lease expense, which is consistent with the Company’s accounting under ASC 840. For all leases entered into after January 1, 2019, executory costs are allocated between lease and non-lease elements based upon their relative stand-alone prices.
Cash paid for amounts included in the measurement of operating lease liabilities is included in operating cash flows and was $2.3 million, $2.6 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The table below reconciles the Company’s future cash obligations to operating lease liabilities recorded on the balance sheet as of December 31, 2021:

(in thousands)	Operating Leases
2022	$2,608
2023	2,461
2024	2,488
2025	2,557
2026	2,366
Thereafter	3,258
Total minimum lease payments	15,738
Less: amount of lease payments representing interest	(3,372)
Present value of future minimum lease payments	12,366
Less: current obligations under leases	(2,311)
Operating lease non-current liabilities	$10,055
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
The following is a summary of the Company’s intangible assets as of December 31, 2021:

		December 31, 2021
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$12,919	$20,081
The following is a summary of the Company’s intangible assets as of December 31, 2020:

		December 31, 2020
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$11,441	$21,559
As of December 31, 2021 and 2020, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
HETLIOZ®	$1,478	$1,478	$1,505
The following is a summary of the future intangible asset amortization schedule as of December 31, 2021:

(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
HETLIOZ®	$20,081	$1,478	$1,478	$1,478	$1,478	$1,478	$12,691
9. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Research and development expenses	$10,082	$6,173
Consulting and other professional fees	8,732	5,052
Compensation and employee benefits	6,515	10,951
Royalties payable	5,873	5,817
Operating lease liabilities	2,311	2,117
Milestone obligations under license agreements	—	350
Accounts payable and other accrued liabilities	925	1,049
Total accounts payable and accrued liabilities	$34,438	$31,509
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of December 31, 2021, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 8). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the current royalty on net sales is 10%. This royalty will drop to 5% in December 2022 and will end in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of December 31, 2021, the Company has paid Lilly $3.0 million in upfront fees and development milestones. As of December 31, 2021, remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first marketing authorization for tradipitant in either the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of a marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of December 31, 2021, the Company has paid UCSF $1.6 million in upfront fees and development milestones. As of December 31, 2021, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio. As a result of completion of the first clinical study initiated by the Company for VSJ-110, the Company made a $350,000 development milestone payment to UCSF in the fourth quarter of 2021. The likelihood of achieving this milestone was determined to be probable during 2020 and the obligation of $350,000 tied to such milestone was recorded as research and development expense in the consolidated Statements of Operations during the year ended December 31, 2020 and as a current liability in the Consolidated Balance Sheet as of December 31, 2020.
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

Purchase Commitments
In the course of its business, the Company regularly enters into agreements with third-party vendors under fee service arrangements, which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. The Company’s non-cancellable purchase commitments for agreements longer than one year primarily relate to commitments for data services and are not material. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase commitments, are cancellable in nature or contain variable commitment terms within the agreement.
11. Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows for the years ended December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Foreign currency translation	$32	$81
Unrealized gain on marketable securities	(207)	158
Accumulated other comprehensive income (loss)	$(175)	$239
12. Stock-Based Compensation
As of December 31, 2021, there were 5,485,888 shares subject to outstanding options and RSUs under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 10,790,000 shares of common stock authorized for issuance under the 2016 Plan, 4,716,342 shares of which remained available for future grant as of December 31, 2021.
Stock Options
The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms. Service option awards granted to employees and new directors upon their election vest and become exercisable over four years, with the first 25% of the shares subject to service option awards vesting on the first anniversary of the grant date and the remaining 75% of the shares subject to the service option awards in 36 equal monthly installments thereafter. Subsequent annual service option awards granted to directors vest and become exercisable in full on the first anniversary of the grant date. Certain service option awards granted to employees and executive officers provide for partial acceleration of vesting if the employee or executive officer is subject to an involuntary termination, and full acceleration of vesting if the employee or executive officer is subject to an involuntary termination within 24 months after a change in control of the Company. Service option awards granted to directors provide for accelerated vesting if there is a change in control of the Company or if the director’s service terminates as a result of the director’s death or total and permanent disability.
As of December 31, 2021, $7.9 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.2 years. No option awards are classified as a liability as of December 31, 2021.

A summary of option activity under the Plans for the year ended December 31, 2021 is as follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,606,818	$12.24	5.76	$8,511
Granted	708,500	20.20
Forfeited	(128,285)	15.79
Expired	(10,000)	18.30
Exercised	(455,885)	7.79		4,124
Outstanding at December 31, 2021	3,721,148	14.16	5.77	11,327
Exercisable at December 31, 2021	2,616,440	12.69	4.56	10,045
Vested and expected to vest at December 31, 2021	3,604,678	14.03	5.67	11,215
The weighted average grant-date fair value of options granted was $8.91, $5.53 and $10.19 per share for the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised was $4.1 million, $2.9 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Proceeds from the exercise of stock options amounted to $3.6 million, $5.6 million and $6.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
As of December 31, 2021, $22.0 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.7 years. No RSUs are classified as a liability as of December 31, 2021.
A summary of RSU activity for the Plans for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	1,639,563	$15.26
Granted	899,305	19.57
Forfeited	(194,250)	15.54
Vested	(579,878)	15.73
Unvested at December 31, 2021	1,764,740	17.27
The weighted average grant-date fair value of RSUs granted was $19.57, $11.28 and $19.46 per share for the years ended December 31, 2021, 2020 and 2019, respectively. The total fair value of the RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $9.1 million, $9.6 million, and $7.7 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2021, 2020 and 2019 comprised of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Research and development	$3,955	$3,804	$3,207
Selling, general and administrative	11,419	9,556	10,251
Total stock-based compensation expense	$15,374	$13,360	$13,458
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	—%	—%	—%
Weighted average expected volatility	46%	51%	58%
Weighted average expected term (years)	5.98	6.07	5.95
Weighted average risk-free rate	0.75%	1.14%	2.26%
13. Employee Benefit Plan
The Company has a defined contribution plan under IRC Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches fifty percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a 4-year period and amounted to $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
14. Income Taxes
The following is a summary of the domestic and foreign components of income before income taxes for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Domestic	$42,221	$31,667	$28,794
Foreign	143	(12)	234
Total income before income taxes	$42,364	$31,655	$29,028
The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$—	$—	$—
State	2,200	2,061	1,161
Foreign	267	68	81
Deferred:
Federal	6,604	6,076	(85,624)
State	119	155	(2,127)
Foreign	22	(42)	(16)
Provision (benefit) for income taxes	$9,212	$8,318	$(86,525)

The Company assesses the need for a valuation allowance against its deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis depends on historical and projected taxable income. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities. During 2019, after considering all available positive and negative evidence, including but not limited to cumulative income in recent periods, historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company concluded that it was more likely than not that substantially all of its deferred tax assets in the U.S. are realizable in future periods. A valuation allowance was retained against certain District of Columbia state deferred tax assets as of December 31, 2021 and 2020.
The following is reconciliation between the federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Federal tax at statutory rate	21.0%	21.0%	21.0%
State taxes	2.3%	2.6%	1.8%
Change in valuation allowance (1)	(0.1)%	(3.5)%	(357.6)%
Research and development credit (2)	(6.5)%	(5.4)%	(10.9)%
Orphan drug credit (2)	(0.1)%	(1.3)%	17.1%
Section 162(m) limitation	2.6%	1.7%	2.7%
Other tax rate changes	(0.2)%	0.2%	(0.5)%
Uncertain tax positions (2)	4.0%	4.7%	26.3%
Stock-based compensation	(1.8)%	5.1%	(1.0)%
Other items	0.5%	1.2%	3.0%
Effective tax rate	21.7%	26.3%	(298.1)%

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

The following is a summary of the components of the Company’s net deferred tax assets and the related tax valuation allowance as of December 31, 2021 and 2020.

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$35,509	$43,623
Stock-based compensation	4,846	4,653
Accrued expenses	1,409	2,429
Allowance for returns and credit losses	1,142	1,169
Research and development and orphan drug credit carryforwards	39,975	37,737
Other	3,081	3,279
Total deferred tax assets	85,962	92,890
Deferred tax liabilities:
Intangible assets	(1,919)	(1,911)
Other	(2,140)	(2,412)
Total deferred tax liabilities	(4,059)	(4,323)
Deferred tax assets, net	81,903	88,567
Less: Valuation allowance	7,025	7,051
Net deferred tax assets	$74,878	$81,516
The following is a summary of changes in the Company’s tax valuation allowance for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended:
December 31, 2021	$7,051	$—	$(26)	$7,025
December 31, 2020	8,155	—	(1,104)	7,051
December 31, 2019	111,950	—	(103,795)	8,155
The Company has NOL and other tax credit carryforwards in several jurisdictions. As of December 31, 2021, the Company has $27.2 million of deferred tax assets relating to U.S. federal NOL carryforwards, along with deferred tax assets of $15.5 million and $24.4 million related to U.S. federal research and development credits and orphan drug credits, respectively. These tax attributes will begin to expire in 2033, 2024 and 2030, respectively. In addition, the Company has $8.3 million of deferred tax assets relating to other U.S. NOL carryforwards, which primarily relate to the District of Columbia. NOLs for the District of Columbia will begin to expire in 2032 and state NOLs will begin to expire in 2029.
Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Interest and penalties related to income taxes are recognized as a component of income tax expense in the Consolidated Statements of Operations, and cumulative accrued interest and penalties are recognized within the related liability lines in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Unrecognized tax benefits at the beginning of the year	$11,233	$9,741	$—
Increases (decreases) related to prior year tax positions	122	(121)	8,223
Increases related to current year tax positions	1,580	1,613	1,518
Unrecognized tax benefits at the end of the year	$12,935	$11,233	$9,741
The amount of uncertain tax benefits that, if recognized, would impact the effective tax rate is $12.9 million. Unrecognized tax benefits are not expected to change materially over the next 12 months. Income tax returns filed by the

Company for all periods are open to examination by tax jurisdictions. As of December 31, 2021, the Company is not under examination by any federal or state tax jurisdiction.
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
The following table presents the calculation of basic and diluted net income per share of common stock for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2021	2020	2019
Numerator:
Net income	$33,152	$23,337	$115,553
Denominator:
Weighted average shares outstanding, basic	55,548,122	54,427,683	53,137,562
Effect of dilutive securities	1,373,714	763,119	1,709,498
Weighted average shares outstanding, diluted	56,921,836	55,190,802	54,847,060
Net income per share, basic and diluted:
Basic	$0.60	$0.43	$2.17
Diluted	$0.58	$0.42	$2.11
Antidilutive securities excluded from calculations of diluted net income per share	2,176,944	3,407,409	1,932,024
16. Legal Matters
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
HETLIOZ®. Between April 2018 and March 2021, the Company filed numerous Hatch-Waxman lawsuits in the Delaware District Court against Teva Pharmaceuticals USA, Inc. (Teva), MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) and Apotex (collectively the HETLIOZ® Defendants) asserting that U.S. Patent Nos. RE46,604, 9,060,995, 9,539,234, 9,549,913, 9,730,910, 9,844,241, 10,071,977, 10,149,829, 10,376,487, 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 will be infringed by the HETLIOZ® Defendants’ generic versions of HETLIOZ®, for which they are seeking FDA approval. In January 2022, the Company entered into a license agreement with MSN and Impax Laboratories LLC (Impax) resolving the lawsuits against MSN. The license agreement, which is subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice (the DOJ), grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date the Company obtains pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. MSN and Impax may enter the market earlier under certain limited circumstances. The consolidated lawsuits against the remaining HETLIOZ® Defendants are scheduled for trial in March 2022.
Other Matters. In February 2019, a qui tam action filed against the Company was unsealed by order of the U.S. District Court for the District of Columbia (DC District Court). The qui tam action, which was filed under seal in March 2017, was brought by a former Company employee on behalf of the U.S., 28 states and the District of Columbia (collectively, the Plaintiff States) and the policyholders of certain insurance companies under the Federal False Claims Act and state law equivalents to the Federal False Claims Act and related state laws. The complaint alleged that the Company violated these laws through the promotion and marketing of its products Fanapt® and HETLIOZ® and sought, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs. By virtue of the DC District Court having unsealed the original complaint, the Company learned that in January 2019, the DOJ, as well as the Plaintiff States, elected not to intervene in the qui tam action at that time. In May 2019, the plaintiff filed an amended complaint under seal repeating the same allegations and seeking the same relief. According to a filing unsealed in June 2019, the DOJ reaffirmed its decision not to intervene and incorporated its prior filing, indicating that neither the DOJ nor the Plaintiff States were intervening regarding the original complaint. Although the DOJ and the Plaintiff States have elected not to intervene, the plaintiff has continued to litigate this action and the DOJ and the Plaintiff States may later seek to intervene. In August 2019, the Company filed a motion to dismiss, and in May 2020, the DC District Court dismissed the plaintiff’s complaint in its entirety, without prejudice. In June 2020, the plaintiff filed a second amended complaint with similar allegations and seeking the same relief. In July 2020, the Company filed another motion to dismiss, which was denied by the DC District Court in March 2021. The Company filed its answer to the plaintiff’s second amended complaint in April 2021 and intends to continue to vigorously defend itself in the case.
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

4.2*	Description of Securities of the registrant

10.1#
Amended and Restated License, Development and Commercialization Agreement, dated July 24, 2005, by and between Bristol-Myers Squibb Company and the registrant (relating to HETLIOZ®) (filed as Exhibit 10.3 to Amendment No. 1 to the registrant’s registration Statement on Form S-1 (File No. 333-130759) on February 16, 2006 and incorporated herein by reference).

10.2†
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

10.9
Ninth Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of May 24, 2012, by and between Bristol-Myers Squibb Company and the registrant (filed as Exhibit 10.46 to the registrant’s current report on Form 8-K (File No. 001-34186) on May 30, 2012 and incorporated herein by reference).

10.10#
License, Development and Commercialization Agreement, dated as of April 12, 2012, by and between Eli Lilly and Company and the registrant (filed as Exhibit 10.48 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on August 3, 2012 and incorporated herein by reference).

10.11
Tenth Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of April 25, 2013, by and between Bristol-Myers Squibb Company and the registrant (filed as Exhibit 10.50 to the registrant’s current report on Form 8-K (File No. 001-34186) on April 29, 2013 and incorporated herein by reference).

10.12‡*	Manufacturing Agreement, dated January 24, 2014, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to HETLIOZ®).

Exhibit Number	Description

10.13
First Amendment to Lease Agreement, dated March 18, 2014, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.54 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 8, 2014 and incorporated herein by reference).

10.14
Settlement Agreement and Mutual General Release, dated December 22, 2014, by and among Novartis Pharma AG and the registrant (filed as Exhibit 10.55 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.15#
Asset Transfer Agreement, dated December 22, 2014, by and among Novartis Pharma AG, Novartis AG and the registrant (relating to Fanapt®) (filed as Exhibit 10.56 to the registrant’s annual report on Form 10-K/A (File No. 001-34186) on June 10, 2015 and incorporated herein by reference).

10.16#
Sublicense Agreement, dated November 20, 1997, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.30 to Titan Pharmaceutical Inc.’s registration statement on Form S-3 (File No. 333-42367) on December 16, 1997 and incorporated herein by reference).

10.17#
Amendment No. 1 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG, dated November 30, 1998 (filed as Exhibit 10.58 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.18#
Amendment No. 2 to Sublicense Agreement, dated April 10, 2001, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.59 to the registrant’s annual report on Form 10-K/A (File No.  001-34186) on June 10, 2015 and incorporated herein by reference).

10.19#
Amendment No. 3 to Sublicense Agreement, dated June 4, 2004, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.60 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.20
Stock Purchase Agreement, dated December 22, 2014, by and between Novartis AG and the registrant (filed as Exhibit 10.61 to the registrant’s annual report on Form 10-K (File No.  001-34186) on March 13, 2015 and incorporated herein by reference).

10.21#
License Agreement, dated December 22, 2014, by and between Novartis Pharma AG and the registrant (relating to AQW051) (filed as Exhibit 10.62 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.22
Agreement, dated February 2, 2016, by and among Titan Pharmaceuticals, Inc., Aventisub LLC, the successor-in-interest to Aventisub II Inc. Sanofi-Aventis and the registrant (filed as Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on February 4, 2016 and incorporated herein by reference).

10.23†
Vanda Pharmaceuticals Inc. Amended and Restated 2016 Equity Incentive Plan, as amended effective as of June 10, 2021 (filed as Exhibit 10.1 to the registrant’s registration statement on Form S-8 (File No. 333-256994) on June 10, 2021 and incorporated herein by reference).

10.24†
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

10.29‡*	Manufacturing Agreement, dated May 6, 2016, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to Fanapt®).

Exhibit Number	Description
10.30
Second Amendment to Lease Agreement, dated June 20, 2016, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.43 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 28, 2016 and incorporated herein by reference).

10.31
Sublease Agreement, dated June 22, 2016, by and between Hunton  & Williams LLP and the registrant (filed as Exhibit 10.44 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 28, 2016 and incorporated herein by reference).

10.32#
License Agreement, dated October 24, 2016, by and among Taro Pharmaceuticals USA, Inc., Taro Pharmaceuticals Industries Ltd. and the registrant (filed as Exhibit 10.45 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 17, 2017 and incorporated herein by reference).

10.33#
License Agreement, dated December 7, 2016, by and between Apotex, Inc. and the registrant (filed as Exhibit 10.46 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 17, 2017 and incorporated herein by reference).

10.34
Third Amendment to Lease Agreement, dated March 28, 2018, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.38 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 2, 2018 and incorporated herein by reference).

10.35
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

10.37†
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

10.39†
Amended and Restated Employment Agreement, dated July 27, 2020, by and between Kevin Moran and the registrant (filed as Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on July 29, 2020 and incorporated herein by reference).

10.40
Fifth Amendment to Lease Agreement, dated April 11, 2019, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.40 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 10, 2021 and incorporated herein by reference).

10.41
Sixth Amendment to Lease Agreement, dated May 7, 2020, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 10, 2021 and incorporated herein by reference).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 10, 2021 and incorporated herein by reference).

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Exhibit Number	Description
†	Indicates management contract or compensatory plan or arrangement.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

‡	Portions of this exhibit have been omitted under rules of the Securities and Exchange Commission permitting the confidential treatment of select information.

*	Filed herewith.