Form 10-Q
period 2022-03-31
Vanda Pharmaceuticals Inc.
filed 2022-05-06
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

As of April 29, 2022, there were 56,489,712 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations and assumptions that involve risks, changes in circumstances and uncertainties. If the risks, changes in circumstances or uncertainties materialize or the assumptions prove incorrect, the results of Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report may include, but are not limited to, statements about:

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
We encourage you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this Quarterly Report. In addition to the risks described in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K for the fiscal year ended December 31, 2021, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$66,927	$52,071
Marketable securities	368,249	380,742
Accounts receivable, net	30,497	32,467
Inventory	1,290	1,025
Prepaid expenses and other current assets	25,305	11,996
Total current assets	492,268	478,301
Property and equipment, net	2,917	3,113
Operating lease right-of-use assets	8,945	9,272
Intangible assets, net	19,702	20,081
Deferred tax assets	70,798	74,878
Non-current inventory and other	8,928	8,147
Total assets	$603,558	$593,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$51,394	$34,438
Product revenue allowances	39,348	39,981
Total current liabilities	90,742	74,419
Operating lease non-current liabilities	9,660	10,055
Other non-current liabilities	1,033	4,390
Total liabilities	101,435	88,864
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 56,486,712 and 55,900,855 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	56	56
Additional paid-in capital	674,001	669,223
Accumulated other comprehensive loss	(1,328)	(175)
Accumulated deficit	(170,606)	(164,176)
Total stockholders’ equity	502,123	504,928
Total liabilities and stockholders’ equity	$603,558	$593,792
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2022	March 31, 2021
Revenues:
Net product sales	$60,192	$62,669
Total revenues	60,192	62,669
Operating expenses:
Cost of goods sold excluding amortization	5,665	6,030
Research and development	20,969	16,131
Selling, general and administrative	40,848	29,797
Intangible asset amortization	379	370
Total operating expenses	67,861	52,328
Income (loss) from operations	(7,669)	10,341
Other income	105	87
Income (loss) before income taxes	(7,564)	10,428
Provision (benefit) for income taxes	(1,134)	1,778
Net income (loss)	$(6,430)	$8,650
Net income (loss) per share:
Basic	$(0.11)	$0.16
Diluted	$(0.11)	$0.15
Weighted average shares outstanding:
Basic	56,105,239	55,145,789
Diluted	56,105,239	56,505,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net income (loss)	$(6,430)	$8,650
Other comprehensive income (loss):
Net foreign currency translation loss	(16)	(47)
Change in net unrealized gain (loss) on marketable securities	(1,475)	1
Tax benefit (provision) on other comprehensive income (loss)	338	(1)
Other comprehensive loss, net of tax	(1,153)	(47)
Comprehensive income (loss)	$(7,583)	$8,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2021	55,900,855	$56	$669,223	$(175)	$(164,176)	$504,928
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	585,857	—	—	—	—	—
Stock-based compensation expense	—	—	4,778	—	—	4,778
Net loss	—	—	—	—	(6,430)	(6,430)
Other comprehensive loss, net of tax	—	—	—	(1,153)	—	(1,153)
Balances at March 31, 2022	56,486,712	$56	$674,001	$(1,328)	$(170,606)	$502,123

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2020	54,865,092	$55	$650,300	$239	$(197,328)	$453,266
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	695,122	1	1,848	—	—	1,849
Stock-based compensation expense	—	—	3,909	—	—	3,909
Net income	—	—	—	—	8,650	8,650
Other comprehensive loss, net of tax	—	—	—	(47)	—	(47)
Balances at March 31, 2021	55,560,214	$56	$656,057	$192	$(188,678)	$467,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income (loss)	$(6,430)	$8,650
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	323	345
Stock-based compensation	4,778	3,909
Amortization of premiums and accretion of discounts on marketable securities	77	490
Gain on sale of marketable securities	—	(12)
Intangible asset amortization	379	370
Deferred income taxes	4,417	1,160
Other non-cash adjustments, net	552	295
Changes in operating assets and liabilities:
Accounts receivable	1,957	(1,483)
Prepaid expenses and other assets	(13,360)	50
Inventory	(1,179)	42
Accounts payable and other liabilities	13,426	(5,272)
Product revenue allowances	(894)	649
Net cash provided by operating activities	4,046	9,193
Cash flows from investing activities
Purchases of property and equipment	(75)	(130)
Purchases of marketable securities	(79,134)	(93,060)
Sales and maturities of marketable securities	90,075	93,261
Net cash provided by investing activities	10,866	71
Cash flows from financing activities
Proceeds from exercise of stock options	—	1,849
Net cash provided by financing activities	—	1,849
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	(15)
Net change in cash, cash equivalents and restricted cash	14,855	11,098
Cash, cash equivalents and restricted cash
Beginning of period	52,590	61,613
End of period	$67,445	$72,711
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements includes the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2021. The financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statement of Cash Flows:

(in thousands)	March 31, 2022	March 31, 2021
Cash and cash equivalents	$66,927	$72,132
Restricted cash included in:
Prepaid expenses and other current assets	—	57
Non-current inventory and other	518	522
Total cash, cash equivalents and restricted cash	$67,445	$72,711
Revenue from Net Product Sales
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
HETLIOZ® net product sales	$37,031	$39,343
Fanapt® net product sales	23,161	23,326
Total net product sales	$60,192	$62,669
Major Customers
HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 91% of total revenues for the three months ended March 31, 2022. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 89% of total accounts receivable at March 31, 2022. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on the Company's condensed consolidated financial statements or related disclosures.

3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2022, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$206,413	$—	$(1,578)	$204,835
Corporate debt	163,578	5	(169)	163,414
Total marketable securities	$369,991	$5	$(1,747)	$368,249
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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of March 31, 2022 and December 31, 2021 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and asset-backed securities that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of March 31, 2022, as follows:

		Fair Value Measurement as of March 31, 2022 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$204,835	$204,835	$—	$—
Corporate debt	181,397	—	181,397	—
Total assets measured at fair value	$386,232	$204,835	$181,397	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2021, as follows:

		Fair Value Measurement as of December 31, 2021 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$194,719	$194,719	$—	$—
Corporate debt	186,023	—	186,023	—
Total assets measured at fair value	$380,742	$194,719	$186,023	$—
Total assets measured at fair value as of March 31, 2022 include $18.0 million of cash equivalents. Total assets measured at fair value as of December 31, 2021 include no cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, and product revenue allowances, the carrying values of which materially approximate their fair values.
5. Inventory
Inventory consisted of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Current assets
Work-in-process	$—	$30
Finished goods	1,290	995
Total inventory, current	$1,290	$1,025
Non-Current assets
Raw materials	$1,954	$2,143
Work-in-process	4,546	3,934
Finished goods	1,485	1,150
Total inventory, non-current	7,985	7,227
Total inventory	$9,275	$8,252
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
The following is a summary of the Company’s intangible assets as of March 31, 2022:

		March 31, 2022
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	March 2035	$33,000	$13,298	$19,702

The following is a summary of the Company’s intangible assets as of December 31, 2021:

		December 31, 2021
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$12,919	$20,081
As of March 31, 2022 and December 31, 2021, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for each of the three months ended March 31, 2022 and 2021. The following is a summary of the future intangible asset amortization schedule as of March 31, 2022:

(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
HETLIOZ®	$19,702	$1,137	$1,516	$1,516	$1,516	$1,516	$12,501
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Consulting and other professional fees	$13,416	$8,732
Research and development expenses	13,123	10,082
Royalties payable	5,099	5,873
Compensation and employee benefits	3,132	6,515
Operating lease liabilities	2,297	2,311
Accounts payable and other accrued liabilities	14,327	925
Total accounts payable and accrued liabilities	$51,394	$34,438
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of March 31, 2022, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the current royalty on net sales is 10%. This royalty will drop to 5% in December 2022 and will end in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of March 31, 2022, the Company has paid Lilly $3.0 million in upfront fees and development milestones. As of March 31, 2022, remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first marketing authorization for tradipitant in either the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of a marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of March 31, 2022, the Company has paid UCSF $1.6 million in upfront fees and development milestones. As of March 31, 2022, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio. As a result of completion of the first clinical study initiated by the Company for VSJ-110, the Company made a $350,000 development milestone payment to UCSF in the fourth quarter of 2021. The likelihood of achieving this milestone was determined to be probable during 2020 and the obligation of $350,000 tied to such milestone was recorded as research and development expense in the Condensed Consolidated Statements of Operations during the year ended December 31, 2020.
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

9. Accumulated Other Comprehensive Loss
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Foreign currency translation	$16	$32
Unrealized loss on marketable securities	(1,344)	(207)
Accumulated other comprehensive loss	$(1,328)	$(175)
10. Stock-Based Compensation
As of March 31, 2022, there were 6,386,142 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 10,790,000 shares of common stock authorized for issuance under the 2016 Plan, 3,230,231 shares of which remained available for future grant as of March 31, 2022.
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
As of March 31, 2022, $10.0 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.5 years. No option awards are classified as a liability as of March 31, 2022.
A summary of option activity under the Plans for the three months ended March 31, 2022 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,721,148	$14.16	5.77	$11,327
Granted	646,200	11.36
Outstanding at March 31, 2022	4,367,348	13.75	6.17	3,029
Exercisable at March 31, 2022	2,852,580	13.20	4.65	3,004
Vested and expected to vest at March 31, 2022	4,080,448	13.77	5.94	3,027
The weighted average grant-date fair value of options granted was $5.28 and $8.95 per share for the three months ended March 31, 2022 and 2021, respectively. There were no proceeds from the exercise of stock options for the three months ended March 31, 2022. Proceeds from the exercise of stock options amounted to $1.8 million for the three months ended March 31, 2021.

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
As of March 31, 2022, $28.0 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.9 years. No RSUs are classified as a liability as of March 31, 2022.
A summary of RSU activity under the Plans for the three months ended March 31, 2022 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,764,740	$17.27
Granted	848,350	11.37
Forfeited	(8,439)	14.68
Vested	(585,857)	17.51
Unvested at March 31, 2022	2,018,794	14.73
The grant date fair value for the 585,857 shares underlying RSUs that vested during the three months ended March 31, 2022 was $10.3 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three months ended March 31, 2022 and 2021 was comprised of the following:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Research and development	$1,160	$1,120
Selling, general and administrative	3,618	2,789
Total stock-based compensation expense	$4,778	$3,909
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Expected dividend yield	0%	0%
Weighted average expected volatility	47%	46%
Weighted average expected term (years)	6.05	5.98
Weighted average risk-free rate	1.86%	0.73%

11. Income Taxes
The Company recorded income tax benefit of $1.1 million and a provision for income taxes of $1.8 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense (benefit) for the three months ended March 31, 2022 and 2021 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $1.1 million and discrete income tax benefit of $0.3 million, respectively.
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
The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2022	March 31, 2021
Numerator:
Net income (loss)	$(6,430)	$8,650
Denominator:
Weighted average shares outstanding, basic	56,105,239	55,145,789
Effect of dilutive securities	—	1,359,298
Weighted average shares outstanding, diluted	56,105,239	56,505,087
Net income (loss) per share, basic and diluted:
Basic	$(0.11)	$0.16
Diluted	$(0.11)	$0.15
Antidilutive securities excluded from calculations of diluted net income (loss) per share	4,263,975	2,137,110

The company incurred a net loss for the three months ended March 31, 2022 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
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
HETLIOZ®. Between April 2018 and March 2021, the Company filed numerous Hatch-Waxman lawsuits in the Delaware District Court against Teva Pharmaceuticals USA, Inc. (Teva), MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) and Apotex (collectively the HETLIOZ® Defendants) asserting that U.S. Patent Nos. RE46,604, 9,060,995, 9,539,234, 9,549,913, 9,730,910, 9,844,241, 10,071,977, 10,149,829, 10,376,487, 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 will be infringed by the HETLIOZ® Defendants’ generic versions of HETLIOZ® for which they are seeking FDA approval. In January 2022, the Company entered into a license agreement with MSN and Impax Laboratories LLC (Impax) resolving the lawsuits against MSN. The license agreement, which is subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice (the DOJ), grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date the Company obtains pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. MSN and Impax may enter the market earlier under certain limited circumstances. The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022. The Company expects the Delaware District Court to render its opinion in the second half of 2022.
Other Matters. In February 2019, a qui tam action filed against the Company under seal in March 2017 was unsealed by order of the U.S. District Court for the District of Columbia (DC District Court). The qui tam action was brought by a former Company employee on behalf of the U.S., 28 states and the District of Columbia (collectively, the Plaintiff States) and the policyholders of certain insurance companies under the Federal False Claims Act and state law equivalents to the Federal False Claims Act and related state laws. The complaint alleged that the Company violated these laws through the promotion and marketing of its products Fanapt® and HETLIOZ® and sought, among other things, treble damages, civil penalties for each alleged false claim, and attorneys’ fees and costs. The DOJ and the Plaintiff States elected not to intervene in the qui tam action, but the plaintiff continued to litigate the complaint. In March 2022, the DC District Court dismissed the plaintiff's complaint in its entirety, without prejudice.
In February 2019, a securities class action, Gordon v. Vanda Pharmaceuticals Inc., was filed in the U.S. District Court for the Eastern District of New York naming the Company and certain of its officers as defendants. An amended complaint was filed in July 2019. The amended complaint, filed on behalf of a purported stockholder, asserts claims on behalf of a putative class of all persons who purchased the Company’s publicly traded securities between November 4, 2015 and February 11, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that the defendants made false and misleading statements and/or omissions regarding Fanapt®, HETLIOZ® and the Company’s interactions with the FDA regarding tradipitant between November 3, 2015 and February 11, 2019. In March 2020, the Company filed a motion to dismiss the complaint. In March 2021, the motion to dismiss was granted in part and denied in part. In May 2022, the parties executed a stipulation of settlement to resolve the claims asserted with no admission of wrongdoing by any defendant. The executed stipulation of settlement is subject court approval. Payment of the settlement award will be made by the Company’s insurers. The settlement is not expected to have a material adverse effect on the Company’s business, results of operations or financial condition.
In April 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to produce, as required by the Freedom of Information Act (FOIA), certain records relating to its denial of the Company’s supplemental NDA for HETLIOZ® in the treatment of jet lag disorder. The Company has repeatedly attempted to obtain these records from the FDA pursuant to a FOIA request submitted by the Company in December of 2019, but the FDA has refused to provide them, claiming an exemption under FOIA. The Company does not believe that the exemption claimed by the FDA applies to the records requested.
In April 2022, the Company filed a lawsuit in the U.S. District Court for the District of Maryland (the MD District Court) against the Centers for Medicare & Medicaid Services (CMS) and the Administrator of CMS challenging CMS’ rule broadly interpreting the defined terms “line extension” and “new formulation” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), which went into effect in January 2022 (the Rule). The Company believes that the Rule is unlawful and contrary to the intent of Congress when it passed the ACA. Under the Rule, certain of the Company’s products would be treated as line extensions and new formulations subject to enhanced rebates, despite the statutory text and CMS’ own long-standing practice, under which such products would not constitute line extensions or new formulations. The Company seeks to, among other things, have the MD District Court set aside the definitions of “line extension” and “new formulation” in the Rule, declare the Rule unlawful and void and enjoin CMS from enforcing, applying, or implementing the Rule as applied to require the Company to treat these products as line extensions.

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
Operational Highlights
HETLIOZ®
•Clinical trials for HETLIOZ® in DSPD and symptoms of ASD are currently enrolling patients..
•Since November 2021, more than 15 states have revised or agreed to revise their Medicaid prior authorization criteria to broaden access to HETLIOZ® for patients with Non-24 and nighttime sleep disturbances in SMS.
•In January 2022, we settled our HETLIOZ® patent litigation against one of the defendants. The trial for the consolidated lawsuit against the remaining defendants was held in March 2022. A decision is expected from the court in the second half of 2022.
Tradipitant
•We are continuing to conduct an open-label study of safety for tradipitant in gastroparesis and continue to receive requests from patients reaching out to gain access to tradipitant through the Expanded Access program which has multiple patients continuing to take tradipitant for more than a year.
•We have scheduled a pre-NDA meeting with the FDA to discuss the planned New Drug Application submission for tradipitant in the short-term treatment of nausea in gastroparesis.
•The Phase III study of tradipitant in the treatment of motion sickness has restarted enrollment and is already over 15% enrolled. A prior Phase II study of tradipitant in the treatment of motion sickness observed a significantly lower incidence of vomiting in tradipitant-treated patients as compared to placebo-treated patients.

Fanapt®
•A Phase III study of Fanapt® in acute manic episodes in patients with bipolar disorder is over 75% enrolled and expected to complete enrollment by the end of 2022.
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing HETLIOZ® and Fanapt® in the U.S. and Europe, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks that are detailed in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2021.
Critical Accounting Policies and Estimates
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
There have been no significant changes in our critical accounting policies including estimates, assumptions and judgments from those described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Annual Report. A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements included in the Annual Report. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results as they involve the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements, and we have accordingly included them in this discussion.
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
Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of March 31, 2022 or December 31, 2021.
The following table summarizes sales discounts and allowance activity as of and for the three months ended March 31, 2022:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2021	$31,854	$9,601	$41,455
Provision related to current period sales	20,576	7,587	28,163
Adjustments for prior period sales	(922)	(163)	(1,085)
Credits/payments made	(20,419)	(7,593)	(28,012)
Balances at March 31, 2022	$31,089	$9,432	$40,521
The provision of $20.6 million for rebates and chargebacks for the three months ended March 31, 2022 primarily represents Medicaid rebates applicable to sales of Fanapt® and HETLIOZ®. The provision of $7.6 million for discounts, returns and other for the three months ended March 31, 2022 represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, estimated product returns of Fanapt®, and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.
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
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Revenues. Total revenues decreased by $2.5 million, or 4%, to $60.2 million for the three months ended March 31, 2022 compared to $62.7 million for the three months ended March 31, 2021. Revenues were as follows:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021	Net Change	Percent
HETLIOZ® net product sales	$37,031	$39,343	$(2,312)	(6)%
Fanapt® net product sales	23,161	23,326	(165)	(1)%
Total net product sales	$60,192	$62,669	$(2,477)	(4)%
HETLIOZ® net product sales decreased by $2.3 million, or 6%, to $37.0 million for the three months ended March 31, 2022 compared to $39.3 million for the three months ended March 31, 2021. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions. We have experienced an increase in the rate at which third-party payors refuse to cover or reimburse prescriptions written for HETLIOZ®, which has contributed to the decrease in volume.
Fanapt® net product sales decreased by $0.2 million, or 1%, to $23.2 million for the three months ended March 31, 2022 compared to $23.3 million for the three months ended March 31, 2021. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions.
Cost of goods sold. Cost of goods sold decreased by $0.4 million, or 6%, to $5.7 million for the three months ended March 31, 2022 compared to $6.0 million for the three months ended March 31, 2021. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 10% and 5% of HETLIOZ® net product sales in the U.S. and Germany, respectively, and 6% of Fanapt® net product sales. Third-party royalty costs on HETLIOZ® net product sales in the U.S. will decrease to 5% in December 2022.
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
Research and development expenses. Research and development expenses increased by $4.8 million, or 30%, to $21.0 million for the three months ended March 31, 2022 compared to $16.1 million for the three months ended March 31, 2021. The increase in research and development expenses was associated with our Fanapt® development program, partially offset by a decrease in expenses associated with our tradipitant development program.

The following table summarizes the costs of our product development initiatives for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Direct project costs (1)
HETLIOZ®	$3,084	$2,691
Fanapt®	8,600	2,690
Tradipitant	4,755	6,544
VTR-297	415	233
CFTR	332	1,022
VQW-765	933	347
Other	715	397
Total direct project costs	18,834	13,924
Indirect project costs (1)
Stock-based compensation	1,160	1,120
Other indirect overhead	975	1,087
Total indirect project costs	2,135	2,207
Total research and development expense	$20,969	$16,131

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $11.1 million, or 37%, to $40.8 million for the three months ended March 31, 2022 compared to $29.8 million for the three months ended March 31, 2021. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on ongoing litigation, HETLIOZ® commercial support and other corporate activities as well as marketing activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $0.4 million for each of the three months ended March 31, 2022 and 2021.
Other income. Other income was $0.1 million for each of the three months ended March 31, 2022 and 2021. Other income primarily consists of investment income on our marketable securities.
Provision (benefit) for income taxes. An income tax benefit of $1.1 million and a provision for income taxes of $1.8 million was recorded for the three months ended March 31, 2022 and 2021, respectively. The income tax expense (benefit) for the three months ended March 31, 2022 and 2021 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $1.1 million and income tax benefit of $0.3 million, respectively.
Liquidity and Capital Resources
As of March 31, 2022, our total cash and cash equivalents and marketable securities were $435.2 million compared to $432.8 million at December 31, 2021. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.

Our liquidity resources as of March 31, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$66,927	$52,071
Marketable securities:
U.S. Treasury and government agencies	204,835	194,719
Corporate debt	163,414	186,023
Total marketable securities	368,249	380,742
Total cash, cash equivalents and marketable securities	$435,176	$432,813
As of March 31, 2022, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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
We also have long-term contractual obligations related to our operating leases and license agreements. There have been no material changes to our long-term contractual obligations as disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report. For further information regarding our license agreements, see Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I of this Quarterly Report.
We do not have any off-balance sheet arrangements.
Based on our current operating plans, which include costs and expenses in connection with our continued clinical and regulatory development of tradipitant and our other products, U.S. commercial activities for HETLIOZ® and Fanapt®, pursuit of market approval of HETLIOZ® and Fanapt® in other regions, and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months. Our future cash requirements and the adequacy of our available funds will depend on many factors, which consist primarily of our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021	Net Change
Net cash provided by:
Operating activities:
Net income (loss)	$(6,430)	$8,650	$(15,080)
Non-cash charges	10,526	6,557	3,969
Net change in operating assets and liabilities	(50)	(6,014)	5,964
Operating activities	4,046	9,193	(5,147)
Investing activities:
Purchases of property and equipment	(75)	(130)	55
Net purchases, sales and maturities of marketable securities	10,941	201	10,740
Investing activities	10,866	71	10,795
Financing activities:
Proceeds from the exercise of stock options	—	1,849	(1,849)
Financing activities	—	1,849	(1,849)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	(15)	(42)
Net change in cash, cash equivalents and restricted cash	$14,855	$11,098	$3,757
Operating Activities: Cash flows provided by operating activities during the three months ended March 31, 2022 were $4.0 million, a decrease of $5.1 million compared to cash flows provided by operating activities of $9.2 million for the three months ended March 31, 2021. The decrease reflects a decrease of $15.1 million in net income partially offset by an increase of $4.0 million in non-cash charges, primarily due to the change in our deferred tax assets, and an increase of $6.0 million from the net change in operating assets and liabilities. The increase of $6.0 million from the net change in operating assets and liabilities primarily relates to an increase in accounts payable and accrued liabilities, partially offset by an increase in prepaid expenses and other assets.
Investing Activities: Cash flows provided by investing activities during the three months ended March 31, 2022 were $10.9 million, an increase of $10.8 million compared to cash flows provided by investing activities of $0.1 million for the three months ended March 31, 2021. Investing activities primarily include purchases, sales and maturities of marketable securities.
Financing Activities: There were no cash flows from financing activities during the three months ended March 31, 2022, a decrease of $1.8 million compared to cash flows provided by financing activities of $1.8 million for the three months ended March 31, 2021. Financing activities include proceeds from exercises of stock options.

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents, marketable securities and restricted cash. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes.
We deposit our cash with financial institutions that we consider to be of high credit quality and purchase marketable securities that are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars. Our marketable securities consist of commercial paper, corporate notes and U.S. government agency notes and have maturities of two years or less. We do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and marketable securities.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2022, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings
Information with respect to this item may be found in Note 13, Legal Matters, to the condensed consolidated financial statements in Part I of this quarterly report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A	Risk Factors
We previously disclosed in Part I, Item 1A of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors subsequent to the filing of our Annual Report for the fiscal year ended December 31, 2021.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
None

ITEM 3	Defaults Upon Senior Securities
None

ITEM 4	Mine Safety Disclosures
Not applicable

ITEM 5	Other Information
Approval of Amendment to Amended and Restated 2016 Equity Incentive Plan
On March 17, 2022 our Board of Directors approved, subject to stockholder approval, an amendment to our Amended and Restated 2016 Equity Incentive Plan, as amended (the 2016 Plan). The amendment to the 2016 Plan, if approved by the stockholders, will increase the aggregate number of shares of common stock that may be issued by us pursuant to awards under the 2016 Plan by 1,100,000 shares.

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

10.1‡*	License Agreement, dated January 13, 2022, by and among MSN Pharmaceuticals Inc., MSN Laboratories Private Limited, Impax Laboratories LLC and the registrant.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section  906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Vanda Pharmaceuticals Inc.

May 6, 2022	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

May 6, 2022	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)