Form 10-Q
period 2022-06-30
Vanda Pharmaceuticals Inc.
filed 2022-08-04
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 001-34186

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 Pennsylvania Avenue NW, Suite 300E
Washington, DC 20037
(202) 734-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	VNDA	The Nasdaq Global Market

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

As of July 28, 2022, there were 56,561,462 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2022

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
•our ability to obtain approval from the FDA for HETLIOZ® beyond the currently approved indications;
•our ability to obtain approval from the FDA for Fanapt® beyond the currently approved indications;
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

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$58,226	$52,071
Marketable securities	382,632	380,742
Accounts receivable, net	28,805	32,467
Inventory	1,496	1,025
Prepaid expenses and other current assets	25,736	11,996
Total current assets	496,895	478,301
Property and equipment, net	2,746	3,113
Operating lease right-of-use assets	8,603	9,272
Intangible assets, net	19,323	20,081
Deferred tax assets	72,687	74,878
Non-current inventory and other	8,848	8,147
Total assets	$609,102	$593,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$50,236	$34,438
Product revenue allowances	38,164	39,981
Total current liabilities	88,400	74,419
Operating lease non-current liabilities	9,286	10,055
Other non-current liabilities	2,867	4,390
Total liabilities	100,553	88,864
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 56,552,462 and 55,900,855 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	57	56
Additional paid-in capital	677,955	669,223
Accumulated other comprehensive loss	(1,431)	(175)
Accumulated deficit	(168,032)	(164,176)
Total stockholders’ equity	508,549	504,928
Total liabilities and stockholders’ equity	$609,102	$593,792
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Net product sales	$64,390	$67,899	$124,582	$130,568
Total revenues	64,390	67,899	124,582	130,568
Operating expenses:
Cost of goods sold excluding amortization	6,059	6,566	11,724	12,596
Research and development	21,490	20,248	42,459	36,379
Selling, general and administrative	33,001	28,347	73,849	58,144
Intangible asset amortization	379	369	758	739
Total operating expenses	60,929	55,530	128,790	107,858
Income (loss) from operations	3,461	12,369	(4,208)	22,710
Other income	329	235	434	322
Income (loss) before income taxes	3,790	12,604	(3,774)	23,032
Provision for income taxes	1,216	2,951	82	4,729
Net income (loss)	$2,574	$9,653	$(3,856)	$18,303
Net income (loss) per share:
Basic	$0.05	$0.17	$(0.07)	$0.33
Diluted	$0.05	$0.17	$(0.07)	$0.32
Weighted average shares outstanding:
Basic	56,508,533	55,582,916	56,307,999	55,365,558
Diluted	56,821,024	56,903,340	56,307,999	56,705,419
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$2,574	$9,653	$(3,856)	$18,303
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(30)	16	(46)	(31)
Change in net unrealized loss on marketable securities	(95)	(136)	(1,570)	(135)
Tax benefit on other comprehensive income (loss)	22	31	360	30
Other comprehensive loss, net of tax	(103)	(89)	(1,256)	(136)
Comprehensive income (loss)	$2,471	$9,564	$(5,112)	$18,167
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2021	55,900,855	$56	$669,223	$(175)	$(164,176)	$504,928
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	585,857	—	—	—	—	—
Stock-based compensation expense	—	—	4,778	—	—	4,778
Net loss	—	—	—	—	(6,430)	(6,430)
Other comprehensive loss, net of tax	—	—	—	(1,153)	—	(1,153)
Balances at March 31, 2022	56,486,712	$56	$674,001	$(1,328)	$(170,606)	$502,123
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	65,750	1	124	—	—	125
Stock-based compensation expense	—	—	3,830	—	—	3,830
Net income	—	—	—	—	2,574	2,574
Other comprehensive loss, net of tax	—	—	—	(103)	—	(103)
Balances at June 30, 2022	56,552,462	$57	$677,955	$(1,431)	$(168,032)	$508,549

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2020	54,865,092	$55	$650,300	$239	$(197,328)	$453,266
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	695,122	1	1,848	—	—	1,849
Stock-based compensation expense	—	—	3,909	—	—	3,909
Net income	—	—	—	—	8,650	8,650
Other comprehensive loss, net of tax	—	—	—	(47)	—	(47)
Balances at March 31, 2021	55,560,214	$56	$656,057	$192	$(188,678)	$467,627
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	67,452	—	289	—	—	289
Stock-based compensation expense	—	—	3,740	—	—	3,740
Net income	—	—	—	—	9,653	9,653
Other comprehensive loss, net of tax	—	—	—	(89)	—	(89)
Balances at June 30, 2021	55,627,666	$56	$660,086	$103	$(179,025)	$481,220
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net income (loss)	$(3,856)	$18,303
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	634	688
Stock-based compensation	8,608	7,649
Amortization of premiums and accretion of discounts on marketable securities	(2)	1,016
Gain on sale of marketable securities	—	(12)
Intangible asset amortization	758	739
Deferred income taxes	2,550	2,906
Other non-cash adjustments, net	975	666
Changes in operating assets and liabilities:
Accounts receivable	3,575	(7,064)
Prepaid expenses and other assets	(13,691)	(1,554)
Inventory	(1,582)	(1,366)
Accounts payable and other liabilities	13,732	888
Product revenue allowances	(1,970)	5,351
Net cash provided by operating activities	9,731	28,210
Cash flows from investing activities
Purchases of property and equipment	(268)	(428)
Purchases of marketable securities	(175,985)	(197,352)
Sales and maturities of marketable securities	172,527	163,670
Net cash used in investing activities	(3,726)	(34,110)
Cash flows from financing activities
Proceeds from exercise of stock options	125	2,138
Net cash provided by financing activities	125	2,138
Effect of exchange rate changes on cash, cash equivalents and restricted cash	22	(29)
Net change in cash, cash equivalents and restricted cash	6,152	(3,791)
Cash, cash equivalents and restricted cash
Beginning of period	52,590	61,613
End of period	$58,742	$57,822
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
The Company’s commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and patients with SMS. In addition, the Company has a number of drugs in development, including:

•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, delayed sleep phase disorder (DSPD), sleep disturbances in autism spectrum disorder (ASD) and pediatric Non-24;
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2021. The financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statement of Cash Flows:

(in thousands)	June 30, 2022	June 30, 2021
Cash and cash equivalents	$58,226	$57,242
Restricted cash included in:
Prepaid expenses and other current assets	—	57
Non-current inventory and other	516	523
Total cash, cash equivalents and restricted cash	$58,742	$57,822
Revenue from Net Product Sales
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
HETLIOZ® net product sales	$41,188	$44,509	$78,219	$83,852
Fanapt® net product sales	23,202	23,390	46,363	46,716
Total net product sales	$64,390	$67,899	$124,582	$130,568
Major Customers
HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 89% of total revenues for the six months ended June 30, 2022. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 84% of total accounts receivable at June 30, 2022. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on the Company's condensed consolidated financial statements or related disclosures.

3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2022, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$200,247	$—	$(2,141)	$198,106
Corporate debt	184,222	494	(190)	184,526
Total marketable securities	$384,469	$494	$(2,331)	$382,632
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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of June 30, 2022 and December 31, 2021 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and asset-backed securities that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of June 30, 2022, as follows:

		Fair Value Measurement as of June 30, 2022 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$198,106	$198,106	$—	$—
Corporate debt	197,522	—	197,522	—
Total assets measured at fair value	$395,628	$198,106	$197,522	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2021, as follows:

		Fair Value Measurement as of December 31, 2021 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$194,719	$194,719	$—	$—
Corporate debt	186,023	—	186,023	—
Total assets measured at fair value	$380,742	$194,719	$186,023	$—
Total assets measured at fair value as of June 30, 2022 include $13.0 million of cash equivalents. Total assets measured at fair value as of December 31, 2021 include no cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, and product revenue allowances, the carrying values of which materially approximate their fair values.
5. Inventory
Inventory consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Current assets
Work-in-process	$—	$30
Finished goods	1,496	995
Total inventory, current	$1,496	$1,025
Non-Current assets
Raw materials	$1,818	$2,143
Work-in-process	4,791	3,934
Finished goods	1,493	1,150
Total inventory, non-current	8,102	7,227
Total inventory	$9,598	$8,252
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
The following is a summary of the Company’s intangible assets as of June 30, 2022:

		June 30, 2022
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	March 2035	$33,000	$13,677	$19,323

The following is a summary of the Company’s intangible assets as of December 31, 2021:

		December 31, 2021
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$12,919	$20,081
As of June 30, 2022 and December 31, 2021, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for each of the three months ended June 30, 2022 and 2021. Amortization expense was $0.8 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. The following is a summary of the future intangible asset amortization schedule as of June 30, 2022:

(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
HETLIOZ®	$19,323	$758	$1,516	$1,516	$1,516	$1,516	$12,501
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Research and development expenses	$12,500	$10,082
Consulting and other professional fees	8,820	8,732
Royalties payable	5,549	5,873
Compensation and employee benefits	4,710	6,515
Operating lease liabilities	2,245	2,311
Accounts payable and other accrued liabilities	16,412	925
Total accounts payable and accrued liabilities	$50,236	$34,438
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of June 30, 2022, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the current royalty on net sales is 10%. This royalty will drop to 5% in December 2022 and will end in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of June 30, 2022, the Company has paid Lilly $3.0 million in upfront fees and development milestones. The remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of June 30, 2022, the Company has paid UCSF $1.6 million in upfront fees and development milestones. The remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio. As a result of completion of the first clinical study initiated by the Company for VSJ-110, the Company made a $350,000 development milestone payment to UCSF in the fourth quarter of 2021. The likelihood of achieving this milestone was determined to be probable during 2020 and the obligation of $350,000 tied to such milestone was recorded as research and development expense in the Condensed Consolidated Statements of Operations during the year ended December 31, 2020.
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

9. Accumulated Other Comprehensive Loss
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Foreign currency translation	$(14)	$32
Unrealized loss on marketable securities	(1,417)	(207)
Accumulated other comprehensive loss	$(1,431)	$(175)
10. Stock-Based Compensation
As of June 30, 2022, there were 6,442,978 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 11,890,000 shares of common stock authorized for issuance under the 2016 Plan, 4,207,145 shares of which remained available for future grant as of June 30, 2022.
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
As of June 30, 2022, $9.3 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.4 years. No option awards are classified as a liability as of June 30, 2022.
A summary of option activity under the Plans for the six months ended June 30, 2022 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,721,148	$14.16	5.77	$11,327
Granted	745,028	11.10
Exercised	(30,000)	4.15		172
Outstanding at June 30, 2022	4,436,176	13.72	6.05	2,640
Exercisable at June 30, 2022	2,975,219	13.53	4.64	2,486
Vested and expected to vest at June 30, 2022	4,198,438	13.75	5.87	2,615
The weighted average grant-date fair value of options granted was $5.18 and $8.91 per share for the six months ended June 30, 2022 and 2021, respectively. Proceeds from the exercise of stock options amounted to $0.1 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively.

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
As of June 30, 2022, $25.4 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.8 years. No RSUs are classified as a liability as of June 30, 2022.
A summary of RSU activity under the Plans for the six months ended June 30, 2022 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,764,740	$17.27
Granted	897,374	11.26
Forfeited	(33,205)	14.44
Vested	(622,107)	17.55
Unvested at June 30, 2022	2,006,802	14.54
The grant date fair value for the 622,107 shares underlying RSUs that vested during the six months ended June 30, 2022 was $10.9 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three and six months ended June 30, 2022 and 2021 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Research and development	$899	$957	$2,059	$2,077
Selling, general and administrative	2,931	2,783	6,549	5,572
Total stock-based compensation expense	$3,830	$3,740	$8,608	$7,649
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021
Expected dividend yield	0%	0%
Weighted average expected volatility	46%	46%
Weighted average expected term (years)	6.05	5.98
Weighted average risk-free rate	2.03%	0.75%

11. Income Taxes
For the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $1.2 million and $3.0 million, respectively. The income tax expense for each of the three months ended June 30, 2022 and 2021 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.3 million.
For the six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $0.1 million and $4.7 million, respectively. The income tax expense for the six months ended June 30, 2022 and 2021 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $1.4 million and $0.1 million, respectively.
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
The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net income (loss)	$2,574	$9,653	$(3,856)	$18,303
Denominator:
Weighted average shares outstanding, basic	56,508,533	55,582,916	56,307,999	55,365,558
Effect of dilutive securities	312,491	1,320,424	—	1,339,861
Weighted average shares outstanding, diluted	56,821,024	56,903,340	56,307,999	56,705,419
Net income (loss) per share, basic and diluted:
Basic	$0.05	$0.17	$(0.07)	$0.33
Diluted	$0.05	$0.17	$(0.07)	$0.32
Antidilutive securities excluded from calculations of diluted net income (loss) per share	5,389,183	2,212,724	4,982,824	2,174,917

The company incurred a net loss for the six months ended June 30, 2022 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
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
Other Matters. In February 2019, a securities class action, Gordon v. Vanda Pharmaceuticals Inc., was filed in the U.S. District Court for the Eastern District of New York naming the Company and certain of its officers as defendants. An amended complaint was filed in July 2019. The amended complaint, filed on behalf of a purported stockholder, asserts claims on behalf of a putative class of all persons who purchased the Company’s publicly traded securities between November 4, 2015 and February 11, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that the defendants made false and misleading statements and/or omissions regarding Fanapt®, HETLIOZ® and the Company’s interactions with the FDA regarding tradipitant between November 3, 2015 and February 11, 2019. In March 2020, the Company filed a motion to dismiss the complaint. In March 2021, the motion to dismiss was granted in part and denied in part. In May 2022, the parties executed a stipulation of settlement to resolve the claims asserted with no admission of wrongdoing by any defendant. The executed stipulation of settlement is subject to court approval. Payment of the settlement amount will be made by the Company’s insurers. The settlement is not expected to have a material adverse effect on the Company’s business, results of operations or financial condition.
In April 2022, the Company filed a lawsuit in the U.S District Court for the District of Columbia (DC District Court) against the FDA to compel the FDA to produce, as required by the Freedom of Information Act (FOIA), certain records relating to its denial of the Company’s supplemental NDA for HETLIOZ® in the treatment of jet lag disorder. The Company has repeatedly attempted to obtain these records from the FDA pursuant to a FOIA request submitted by the Company in December of 2019, but the FDA has refused to provide them, claiming an exemption under FOIA. The Company does not believe that the exemption claimed by the FDA applies to the records requested.
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
In May 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to produce, as required by FOIA, certain records relating to cases in which the FDA waived its putative requirement of a 9-month non-rodent toxicity study before drugs can be tested on human patients for extended durations. The Company attempted to obtain these records from the FDA pursuant to a FOIA request submitted by the Company in January of 2020, but the FDA has failed to respond to the request.

In May 2022, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s denial of Fast Track designation for tradipitant. In October 2021, the Company submitted to the FDA a request for Fast Track designation for tradipitant under the Food and Drug Administration Modernization Act of 1997 (FDAMA). The FDAMA provides for expedited development and review of drugs that receive Fast Track designation from the FDA. Under the FDAMA, the FDA must designate a drug as a Fast Track product if it both (1) is intended to treat a serious or life-threatening disease or condition and (2) demonstrates the potential to address unmet medical needs for such disease or condition. Although Fast Track designation is non-discretionary when the criteria are satisfied, the FDA denied the Company’s request for Fast Track designation. The Company does not believe that the FDA based its decision on the relevant criteria. Therefore, among other reasons, the Company maintains that the FDA’s denial is unlawful. The Company has asked the DC District Court to, among other things, set aside and vacate the FDA’s denial.

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
Our commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first product approved by the U.S. Food and Drug Administration (FDA) for patients with Non-24 and patients with SMS. In addition, we have a number of drugs in development, including:
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, delayed sleep phase disorder (DSPD), sleep disturbances in autism spectrum disorder (ASD) and pediatric Non-24;
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
Operational Highlights
HETLIOZ®
•Clinical trials for HETLIOZ® in DSPD and sleep disturbances in ASD are currently enrolling patients.
•We are preparing for the submission of a supplemental New Drug Application for HETLIOZ® in the treatment of insomnia.
•Since November 2021, more than 15 states have revised or agreed to revise their Medicaid prior authorization criteria to broaden access to HETLIOZ® for patients with Non-24 and patients with nighttime sleep disturbances in SMS.
•In July 2022, an Administrative Law Judge struck down a Medicare Part D plan policy that blocked HETLIOZ® coverage for sighted Non-24 patients. We intend to advocate with other Part D plans to challenge similar policies and improve HETLIOZ® access for Non-24 patients.
•In January 2022, we settled our HETLIOZ® patent litigation against one of the Abbreviated New Drug Application (ANDA) defendants. The trial for the consolidated lawsuit against the remaining defendants was held in March 2022. A decision is expected from the court by the end of 2022.
Tradipitant
•We are continuing to conduct an open-label safety study for tradipitant in gastroparesis and continue to receive requests from patients seeking access to tradipitant through the Expanded Access program that has multiple patients who have taken tradipitant for more than a year.
•We recently held a pre-NDA meeting with the FDA to discuss the planned New Drug Application (NDA) submission for tradipitant in the short-term treatment of nausea in gastroparesis. We are preparing for the submission of the NDA for this indication.

•The Phase III study of tradipitant in the treatment of motion sickness is approximately 30% enrolled.
Fanapt®
•Enrollment of the Phase III clinical study of Fanapt® in acute manic episodes in patients with bipolar disorder is close to being fully enrolled. The study is a placebo controlled four-week evaluation of approximately 400 patients at sites in the U.S. and Europe. Results are expected by the end of 2022.
VQW-765
•The Phase II clinical study of a single-dose treatment of VQW-765 to alleviate social/performance anxiety is fully enrolled. Results are expected by the end of 2022.
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
Reserves for variable consideration are classified as product revenue allowances on the Condensed Consolidated Balance Sheets, with the exception of prompt-pay discounts, which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Condensed Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, and product returns that are resolved during the product expiry period specified in the customer contract. We currently record sales allowances for the following:
Prompt-pay: Specialty pharmacies and wholesalers are offered discounts for prompt payment. We expect that the specialty pharmacies and wholesalers will earn prompt-pay discounts and, therefore, deduct the full amount of these discounts from total product sales when revenues are recognized.
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
Co-pay assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. Co-pay assistance utilization is based on information provided by our third-party administrator.
Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of June 30, 2022 or December 31, 2021.
The following table summarizes sales discounts and allowance activity as of and for the six months ended June 30, 2022:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2021	$31,854	$9,601	$41,455
Provision related to current period sales	41,131	15,015	56,146
Adjustments for prior period sales	(1,580)	(82)	(1,662)
Credits/payments made	(41,183)	(15,346)	(56,529)
Balances at June 30, 2022	$30,222	$9,188	$39,410

The provision of $41.1 million for rebates and chargebacks for the six months ended June 30, 2022 primarily represents Medicaid rebates applicable to sales of Fanapt® and HETLIOZ®. The provision of $15.0 million for discounts, returns and other for the six months ended June 30, 2022 represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, estimated product returns of Fanapt®, and co-pay assistance costs and prompt-pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.
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
Clinical trials are inherently complex, often involve multiple service providers, and can include payments made to investigator physicians at study sites. Because billing for services often lags delivery of service by a substantial amount of time, we often are required to estimate a significant portion of our accrued clinical expenses. Our assessments include, but are not limited to: (i) an evaluation by the project manager of the work that has been completed during the period; (ii) measurement of progress prepared internally and/or provided by the third-party service provider; (iii) analyses of data that justify the progress; and (iv) management’s judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.
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
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Revenues. Total revenues decreased by $3.5 million, or 5%, to $64.4 million for the three months ended June 30, 2022 compared to $67.9 million for the three months ended June 30, 2021. Revenues were as follows:

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021	Net Change	Percent
HETLIOZ® net product sales	$41,188	$44,509	$(3,321)	(7)%
Fanapt® net product sales	23,202	23,390	(188)	(1)%
Total net product sales	$64,390	$67,899	$(3,509)	(5)%
HETLIOZ® net product sales decreased by $3.3 million, or 7%, to $41.2 million for the three months ended June 30, 2022 compared to $44.5 million for the three months ended June 30, 2021. The decrease to net product sales was attributable to a decrease in volume, due in part to continued reimbursement challenges for prescriptions for patients with Non-24.
Fanapt® net product sales decreased by $0.2 million, or 1%, to $23.2 million for the three months ended June 30, 2022 compared to $23.4 million for the three months ended June 30, 2021. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions.
Cost of goods sold. Cost of goods sold decreased by $0.5 million, or 8%, to $6.1 million for the three months ended June 30, 2022 compared to $6.6 million for the three months ended June 30, 2021. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 10% and 5% of HETLIOZ® net product sales in the U.S. and Germany, respectively, and 6% of Fanapt® net product sales. Third-party royalty costs on HETLIOZ® net product sales in the U.S. will decrease to 5% in December 2022.
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
Research and development expenses. Research and development expenses increased by $1.2 million, or 6%, to $21.5 million for the three months ended June 30, 2022 compared to $20.2 million for the three months ended June 30, 2021. The increase in research and development expenses is due to the net changes in the costs of our various product development programs.

The following table summarizes the costs of our product development initiatives for the three months ended June 30, 2022 and 2021:

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Direct project costs (1)
HETLIOZ®	$3,183	$2,690
Fanapt®	7,788	6,723
Tradipitant	5,760	6,523
VTR-297	522	672
CFTR	254	1,052
VQW-765	1,290	436
Other	910	366
Total direct project costs	19,707	18,462
Indirect project costs (1)
Stock-based compensation	899	957
Other indirect overhead	884	829
Total indirect project costs	1,783	1,786
Total research and development expense	$21,490	$20,248

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.7 million, or 16%, to $33.0 million for the three months ended June 30, 2022 compared to $28.3 million for the three months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on sales, marketing, and commercial support activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $0.4 million for each of the three months ended June 30, 2022 and 2021.
Other income. Other income was $0.3 million for the three months ended June 30, 2022 compared to $0.2 million for the three months ended June 30, 2021. Other income primarily consists of investment income on our marketable securities.
Provision for income taxes. We recorded a provision for income taxes of $1.2 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively. The income tax expense for each of the three months ended June 30, 2022 and 2021 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.3 million.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Revenues. Total revenues decreased by $6.0 million, or 5%, to $124.6 million for the six months ended June 30, 2022 compared to $130.6 million for the six months ended June 30, 2021. Revenues were as follows:

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	Net Change	Percent
HETLIOZ® net product sales	$78,219	$83,852	$(5,633)	(7)%
Fanapt® net product sales	46,363	46,716	(353)	(1)%
Total net product sales	$124,582	$130,568	$(5,986)	(5)%
HETLIOZ® net product sales decreased by $5.6 million, or 7%, to $78.2 million for the six months ended June 30, 2022 compared to $83.9 million for the six months ended June 30, 2021. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions. The decrease in volume was due in part to continued reimbursement challenges for prescriptions for patients with Non-24.
Fanapt® net product sales decreased by $0.4 million, or 1%, to $46.4 million for the six months ended June 30, 2022 compared to $46.7 million for the six months ended June 30, 2021. The decrease to net product sales was attributable to a decrease in volume partially offset by an increase in price net of deductions.
Cost of goods sold. Cost of goods sold decreased by $0.9 million, or 7%, to $11.7 million for the six months ended June 30, 2022 compared to $12.6 million for the six months ended June 30, 2021. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 10% and 5% of HETLIOZ® net product sales in the U.S. and Germany, respectively, and 6% of Fanapt® net product sales. Third-party royalty costs on HETLIOZ® net product sales in the U.S. will decrease to 5% in December 2022.
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
Research and development expenses. Research and development expenses increased by $6.1 million, or 17%, to $42.5 million for the six months ended June 30, 2022 compared to $36.4 million for the six months ended June 30, 2021. The increase in research and development expenses was associated with our Fanapt® development program, partially offset by a decrease in expenses for our tradipitant development program.
The following table summarizes the costs of our product development initiatives for the six months ended June 30, 2022 and 2021:

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Direct project costs (1)
HETLIOZ®	$6,267	$5,381
Fanapt®	16,388	9,413
Tradipitant	10,515	13,067
VTR-297	937	905
CFTR	586	2,074
VQW-765	2,223	783
Other	1,625	763
Total direct project costs	38,541	32,386
Indirect project costs (1)
Stock-based compensation	2,059	2,077
Other indirect overhead	1,859	1,916
Total indirect project costs	3,918	3,993
Total research and development expense	$42,459	$36,379

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $15.7 million, or 27%, to $73.8 million for the six months ended June 30, 2022 compared to $58.1 million for the six months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on ongoing litigation and other corporate activities, as well as marketing, sales and commercial support activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $0.8 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.
Other income. Other income was $0.4 million for the six months ended June 30, 2022 compared to $0.3 million for the six months ended June 30, 2021. Other income primarily consists of investment income on our marketable securities.
Provision for income taxes. We recorded a provision for income taxes of $0.1 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively. The income tax expense for the six months ended June 30, 2022 and 2021 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $1.4 million and $0.1 million, respectively.
Liquidity and Capital Resources
As of June 30, 2022, our total cash and cash equivalents and marketable securities were $440.9 million compared to $432.8 million at December 31, 2021. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of June 30, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$58,226	$52,071
Marketable securities:
U.S. Treasury and government agencies	198,106	194,719
Corporate debt	184,526	186,023
Total marketable securities	382,632	380,742
Total cash, cash equivalents and marketable securities	$440,858	$432,813
As of June 30, 2022, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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
Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	Net Change
Net cash provided by (used in):
Operating activities:
Net income (loss)	$(3,856)	$18,303	$(22,159)
Non-cash charges	13,523	13,652	(129)
Net change in operating assets and liabilities	64	(3,745)	3,809
Operating activities	9,731	28,210	(18,479)
Investing activities:
Purchases of property and equipment	(268)	(428)	160
Net purchases, sales and maturities of marketable securities	(3,458)	(33,682)	30,224
Investing activities	(3,726)	(34,110)	30,384
Financing activities:
Proceeds from the exercise of stock options	125	2,138	(2,013)
Financing activities	125	2,138	(2,013)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	22	(29)	51
Net change in cash, cash equivalents and restricted cash	$6,152	$(3,791)	$9,943
Operating Activities: Cash flows provided by operating activities during the six months ended June 30, 2022 were $9.7 million, a decrease of $18.5 million compared to cash flows provided by operating activities of $28.2 million for the six months ended June 30, 2021. The decrease reflects a decrease of $22.2 million in net income and a decrease of $0.1 million in non-cash charges, partially offset by an increase of $3.8 million from the net change in operating assets and liabilities. The increase of $3.8 million from the net change in operating assets and liabilities primarily relates to an increase in accounts payable and accrued liabilities and a decrease in accounts receivables, partially offset by an increase in prepaid expenses and other assets and a decrease in product revenue allowances.

Investing Activities: Cash flows used in investing activities during the six months ended June 30, 2022 were $3.7 million, a decrease of $30.4 million compared to cash flows used in investing activities of $34.1 million for the six months ended June 30, 2021. Investing activities primarily include purchases, sales and maturities of marketable securities.
Financing Activities: Cash flows provided by financing activities during the six months ended June 30, 2022 were $0.1 million, a decrease of $2.0 million compared to cash flows provided by financing activities of $2.1 million for the six months ended June 30, 2021. Financing activities include proceeds from exercises of stock options.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2022, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

August 4, 2022	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

August 4, 2022	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)