Form 10-Q
period 2022-09-30
Vanda Pharmaceuticals Inc.
filed 2022-11-03
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

As of October 27, 2022, there were 56,590,048 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations and assumptions that involve risks, changes in circumstances and uncertainties. If the risks, changes in circumstances or uncertainties materialize or the assumptions prove incorrect, the results of Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report may include, but are not limited to, statements about:

•our ability to continue to commercialize HETLIOZ® (tasimelteon) capsules for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the United States (U.S.) and Europe and HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) in the U.S.;
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
•the impact of public health crises, epidemics, pandemics or similar events on our business and operations, including our revenue, our supply chain, our commercial activities, our ongoing and planned clinical trial and our regulatory activities;
•our dependence on third-party manufacturers to manufacture HETLIOZ®, HETLIOZ LQ®, and Fanapt® in sufficient quantities and quality;
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

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$49,397	$52,071
Marketable securities	405,394	380,742
Accounts receivable, net	29,352	32,467
Inventory	1,590	1,025
Prepaid expenses and other current assets	21,373	11,996
Total current assets	507,106	478,301
Property and equipment, net	2,594	3,113
Operating lease right-of-use assets	8,262	9,272
Intangible assets, net	18,944	20,081
Deferred tax assets	74,529	74,878
Non-current inventory and other	10,353	8,147
Total assets	$621,788	$593,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$50,125	$34,438
Product revenue allowances	42,498	39,981
Total current liabilities	92,623	74,419
Operating lease non-current liabilities	8,903	10,055
Other non-current liabilities	4,605	4,390
Total liabilities	106,131	88,864
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 56,588,548 and 55,900,855 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	57	56
Additional paid-in capital	681,847	669,223
Accumulated other comprehensive loss	(1,485)	(175)
Accumulated deficit	(164,762)	(164,176)
Total stockholders’ equity	515,657	504,928
Total liabilities and stockholders’ equity	$621,788	$593,792
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Net product sales	$65,318	$70,095	$189,900	$200,663
Total revenues	65,318	70,095	189,900	200,663
Operating expenses:
Cost of goods sold excluding amortization	6,320	6,797	18,044	19,393
Research and development	24,857	19,653	67,316	56,032
Selling, general and administrative	29,854	32,456	103,703	90,600
Intangible asset amortization	379	370	1,137	1,109
Total operating expenses	61,410	59,276	190,200	167,134
Income (loss) from operations	3,908	10,819	(300)	33,529
Other income (expense)	1,553	(97)	1,987	225
Income before income taxes	5,461	10,722	1,687	33,754
Provision for income taxes	2,191	2,951	2,273	7,680
Net income (loss)	$3,270	$7,771	$(586)	$26,074
Net income (loss) per share:
Basic	$0.06	$0.14	$(0.01)	$0.47
Diluted	$0.06	$0.14	$(0.01)	$0.46
Weighted average shares outstanding:
Basic	56,574,503	55,668,156	56,397,805	55,467,528
Diluted	56,969,033	57,040,736	56,397,805	56,818,295
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$3,270	$7,771	$(586)	$26,074
Other comprehensive income (loss):
Net foreign currency translation loss	(37)	(17)	(83)	(48)
Change in net unrealized gain (loss) on marketable securities	(24)	33	(1,594)	(102)
Tax benefit on other comprehensive income (loss)	7	(8)	367	22
Other comprehensive income (loss), net of tax	(54)	8	(1,310)	(128)
Comprehensive income (loss)	$3,216	$7,779	$(1,896)	$25,946
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2021	55,900,855	$56	$669,223	$(175)	$(164,176)	$504,928
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	585,857	—	—	—	—	—
Stock-based compensation expense	—	—	4,778	—	—	4,778
Net loss	—	—	—	—	(6,430)	(6,430)
Other comprehensive loss, net of tax	—	—	—	(1,153)	—	(1,153)
Balances at March 31, 2022	56,486,712	$56	$674,001	$(1,328)	$(170,606)	$502,123
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	65,750	1	124	—	—	125
Stock-based compensation expense	—	—	3,830	—	—	3,830
Net income	—	—	—	—	2,574	2,574
Other comprehensive loss, net of tax	—	—	—	(103)	—	(103)
Balances at June 30, 2022	56,552,462	$57	$677,955	$(1,431)	$(168,032)	$508,549
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	36,086	—	4	—	—	4
Stock-based compensation expense	—	—	3,888	—	—	3,888
Net income	—	—	—	—	3,270	3,270
Other comprehensive loss, net of tax	—	—	—	(54)	—	(54)
Balances at September 30, 2022	56,588,548	$57	$681,847	$(1,485)	$(164,762)	$515,657
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2020	54,865,092	$55	$650,300	$239	$(197,328)	$453,266
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	695,122	1	1,848	—	—	1,849
Stock-based compensation expense	—	—	3,909	—	—	3,909
Net income	—	—	—	—	8,650	8,650
Other comprehensive loss, net of tax	—	—	—	(47)	—	(47)
Balances at March 31, 2021	55,560,214	$56	$656,057	$192	$(188,678)	$467,627
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	67,452	—	289	—	—	289
Stock-based compensation expense	—	—	3,740	—	—	3,740
Net income	—	—	—	—	9,653	9,653
Other comprehensive loss, net of tax	—	—	—	(89)	—	(89)
Balances at June 30, 2021	55,627,666	$56	$660,086	$103	$(179,025)	$481,220
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	81,064	—	371	—	—	371
Stock-based compensation expense	—	—	3,951	—	—	3,951
Net income	—	—	—	—	7,771	7,771
Other comprehensive income, net of tax	—	—	—	8	—	8
Balances at September 30, 2021	55,708,730	$56	$664,408	$111	$(171,254)	$493,321
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net income (loss)	$(586)	$26,074
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	933	1,026
Stock-based compensation	12,496	11,600
Amortization of premiums and accretion of discounts on marketable securities	(1,160)	1,451
Gain on sale of marketable securities	—	(12)
Intangible asset amortization	1,137	1,109
Deferred income taxes	713	5,432
Other non-cash adjustments, net	1,612	1,222
Changes in operating assets and liabilities:
Accounts receivable	2,982	(11,484)
Prepaid expenses and other assets	(9,583)	(2,932)
Inventory	(3,349)	(2,156)
Accounts payable and other liabilities	15,070	860
Product revenue allowances	2,303	5,417
Net cash provided by operating activities	22,568	37,607
Cash flows from investing activities
Purchases of property and equipment	(416)	(418)
Purchases of marketable securities	(344,949)	(315,187)
Sales and maturities of marketable securities	319,862	264,907
Net cash used in investing activities	(25,503)	(50,698)
Cash flows from financing activities
Proceeds from exercise of stock options	129	2,509
Net cash provided by financing activities	129	2,509
Effect of exchange rate changes on cash, cash equivalents and restricted cash	82	10
Net change in cash, cash equivalents and restricted cash	(2,724)	(10,572)
Cash, cash equivalents and restricted cash
Beginning of period	52,590	61,613
End of period	$49,866	$51,041
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
•Fanapt® (iloperidone) for the treatment of bipolar I disorder and Parkinson’s disease psychosis and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness, atopic dermatitis, and COVID-19 pneumonia;
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of hematologic malignancies and with potential use as a treatment for several oncology indications;
•Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors, including VSJ-110 for the treatment of dry eye and ocular inflammation and VPO-227 (formerly BPO-27) for the treatment of secretory diarrhea disorders, including cholera;
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, with potential use for the treatment of psychiatric disorders; and
•VHX-896 (formerly P88), the active metabolite of iloperidone.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2021. The financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2022	September 30, 2021
Cash and cash equivalents	$49,397	$50,522
Restricted cash included in:
Non-current inventory and other	469	519
Total cash, cash equivalents and restricted cash	$49,866	$51,041
Revenue from Net Product Sales
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
HETLIOZ® net product sales	$41,335	$45,615	$119,554	$129,467
Fanapt® net product sales	23,983	24,480	70,346	71,196
Total net product sales	$65,318	$70,095	$189,900	$200,663
Major Customers
HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 88% of total revenues for the nine months ended September 30, 2022. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 76% of total accounts receivable at September 30, 2022. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on the Company's condensed consolidated financial statements or related disclosures.

3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2022, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$208,649	$—	$(2,164)	$206,485
Corporate debt	198,606	453	(150)	198,909
Total marketable securities	$407,255	$453	$(2,314)	$405,394
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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of September 30, 2022 and December 31, 2021 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper, corporate notes and asset-backed securities that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of September 30, 2022, as follows:

		Fair Value Measurement as of September 30, 2022 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$206,485	$206,485	$—	$—
Corporate debt	198,909	—	198,909	—
Total assets measured at fair value	$405,394	$206,485	$198,909	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2021, as follows:

		Fair Value Measurement as of December 31, 2021 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$194,719	$194,719	$—	$—
Corporate debt	186,023	—	186,023	—
Total assets measured at fair value	$380,742	$194,719	$186,023	$—
Total assets measured at fair value as of September 30, 2022 and December 31, 2021 include no cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, and product revenue allowances, the carrying values of which materially approximate their fair values.
5. Inventory
Inventory consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Current assets
Work-in-process	$13	$30
Finished goods	1,577	995
Total inventory, current	$1,590	$1,025
Non-Current assets
Raw materials	$1,332	$2,143
Work-in-process	7,170	3,934
Finished goods	965	1,150
Total inventory, non-current	9,467	7,227
Total inventory	$11,057	$8,252
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
The following is a summary of the Company’s intangible assets as of September 30, 2022:

		September 30, 2022
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	March 2035	$33,000	$14,056	$18,944

The following is a summary of the Company’s intangible assets as of December 31, 2021:

		December 31, 2021
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$12,919	$20,081
As of September 30, 2022 and December 31, 2021, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for each of the three months ended September 30, 2022 and 2021. Amortization expense was $1.1 million for each of the nine months ended September 30, 2022 and 2021. The following is a summary of the future intangible asset amortization schedule as of September 30, 2022:

(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
HETLIOZ®	$18,944	$379	$1,516	$1,516	$1,516	$1,516	$12,501
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Research and development expenses	$14,914	$10,082
Consulting and other professional fees	8,225	8,732
Royalties payable	5,585	5,873
Compensation and employee benefits	5,769	6,515
Operating lease liabilities	2,199	2,311
Accounts payable and other accrued liabilities	13,433	925
Total accounts payable and accrued liabilities	$50,125	$34,438
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of September 30, 2022, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the current royalty on net sales is 10%. This royalty will drop to 5% in December 2022 and will end in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of September 30, 2022, the Company has paid Lilly $3.0 million in upfront fees and development milestones. The remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of September 30, 2022, the Company has paid UCSF $1.6 million in upfront fees and development milestones. The remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio. As a result of completion of the first clinical study initiated by the Company for VSJ-110, the Company made a $350,000 development milestone payment to UCSF in the fourth quarter of 2021. The likelihood of achieving this milestone was determined to be probable during 2020 and the obligation of $350,000 tied to such milestone was recorded as research and development expense in the Condensed Consolidated Statements of Operations during the year ended December 31, 2020.
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
Other Agreements
In September 2022, the Company entered into an agreement with OliPass Corporation (OliPass) to jointly develop a set of antisense oligonucleotide (ASO) molecules based on OliPass' proprietary modified peptide nucleic acids. As consideration for entering into the arrangement, the Company paid OliPass an upfront fee of $3.0 million, which was recorded as research and development expense during the three months ended September 30, 2022. The Company will fund the research and development activities and has the option to license jointly developed intellectual property upon successful development.
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
9. Accumulated Other Comprehensive Loss
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Foreign currency translation	$(51)	$32
Unrealized loss on marketable securities	(1,434)	(207)
Accumulated other comprehensive loss	$(1,485)	$(175)
10. Stock-Based Compensation
As of September 30, 2022, there were 6,398,112 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 11,890,000 shares of common stock authorized for issuance under the 2016 Plan, 4,215,925 shares of which remained available for future grant as of September 30, 2022.
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
As of September 30, 2022, $8.2 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.3 years. No option awards are classified as a liability as of September 30, 2022.
A summary of option activity under the Plans for the nine months ended September 30, 2022 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,721,148	$14.16	5.77	$11,327
Granted	745,028	11.10
Exercised	(31,250)	4.11		181
Outstanding at September 30, 2022	4,434,926	13.72	5.80	1,929
Exercisable at September 30, 2022	3,074,735	13.65	4.49	1,878
Vested and expected to vest at September 30, 2022	4,258,923	13.75	5.67	1,924

The weighted average grant-date fair value of options granted was $5.18 and $8.91 per share for the nine months ended September 30, 2022 and 2021, respectively. Proceeds from the exercise of stock options amounted to $0.1 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively.
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
As of September 30, 2022, $22.4 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.7 years. No RSUs are classified as a liability as of September 30, 2022.
A summary of RSU activity under the Plans for the nine months ended September 30, 2022 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,764,740	$17.27
Granted	934,374	11.26
Forfeited	(78,985)	14.45
Vested	(656,943)	17.49
Unvested at September 30, 2022	1,963,186	14.45
The grant date fair value for the 656,943 shares underlying RSUs that vested during the nine months ended September 30, 2022 was $11.5 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three and nine months ended September 30, 2022 and 2021 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Research and development	$981	$893	$3,040	$2,970
Selling, general and administrative	2,907	3,058	9,456	8,630
Total stock-based compensation expense	$3,888	$3,951	$12,496	$11,600
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Expected dividend yield	0%	0%
Weighted average expected volatility	46%	46%
Weighted average expected term (years)	6.05	5.98
Weighted average risk-free rate	2.03%	0.75%
11. Income Taxes
For the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of $2.2 million and $3.0 million, respectively. The income tax expense for each of the three months ended September 30, 2022 and 2021 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.4 million and $0.1 million, respectively.
For the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $2.3 million and $7.7 million, respectively. The income tax expense for the nine months ended September 30, 2022 and 2021 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $1.8 million and $0.2 million, respectively.
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
The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income (loss)	$3,270	$7,771	$(586)	$26,074
Denominator:
Weighted average shares outstanding, basic	56,574,503	55,668,156	56,397,805	55,467,528
Effect of dilutive securities	394,530	1,372,580	—	1,350,767
Weighted average shares outstanding, diluted	56,969,033	57,040,736	56,397,805	56,818,295
Net income (loss) per share, basic and diluted:
Basic	$0.06	$0.14	$(0.01)	$0.47
Diluted	$0.06	$0.14	$(0.01)	$0.46
Antidilutive securities excluded from calculations of diluted net income (loss) per share	5,238,283	2,233,806	5,199,487	2,194,547

The company incurred a net loss for the nine months ended September 30, 2022 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.

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
The Company entered into separate license agreements with each of Taro, Apotex and Lupin resolving these lawsuits in October 2016, December 2016 and July 2020, respectively. The license agreements grant Taro, Apotex and Lupin non-exclusive licenses to manufacture and commercialize a version of Fanapt® in the U.S. effective as of the expiration of the ‘610 Patent or earlier under certain limited circumstances. The Company entered into a license agreement with Hikma regarding the ‘432 Patent in September 2022. The license agreement grants Hikma a non-exclusive license to manufacture and commercialize a version of Fanapt® in the U.S. effective as of the expiration of the ‘610 Patent. The Company entered into a confidential stipulation with Inventia regarding any potential launch of its generic versions of Fanapt®, but the Company’s lawsuit against Inventia regarding the ‘610 and ‘432 Patents remains pending.
HETLIOZ®. Between April 2018 and March 2021, the Company filed numerous Hatch-Waxman lawsuits in the Delaware District Court against Teva Pharmaceuticals USA, Inc. (Teva), MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) and Apotex (collectively the HETLIOZ® Defendants) asserting that U.S. Patent Nos. RE46,604, 9,060,995, 9,539,234, 9,549,913, 9,730,910, 9,844,241, 10,071,977, 10,149,829, 10,376,487, 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 will be infringed by the HETLIOZ® Defendants’ generic versions of HETLIOZ® for which they are seeking FDA approval. In January 2022, the Company entered into a license agreement with MSN and Impax Laboratories LLC (Impax) resolving the lawsuits against MSN. The license agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date the Company obtains pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. MSN and Impax may enter the market earlier under certain limited circumstances. The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022. The Company expects the Delaware District Court to render its opinion in the fourth quarter of 2022.
Other Matters. In February 2019, a securities class action, Gordon v. Vanda Pharmaceuticals Inc., was filed in the U.S. District Court for the Eastern District of New York naming the Company and certain of its officers as defendants. An amended complaint was filed in July 2019. The amended complaint, filed on behalf of a purported stockholder, asserts claims on behalf of a putative class of all persons who purchased the Company’s publicly traded securities between November 4, 2015 and February 11, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that the defendants made false and misleading statements and/or omissions regarding Fanapt®, HETLIOZ® and the Company’s interactions with the FDA regarding tradipitant between November 3, 2015 and February 11, 2019. In March 2020, the Company filed a motion to dismiss the complaint. In March 2021, the motion to dismiss was granted in part and denied in part. In May 2022, the parties executed a stipulation of settlement for $11.5 million to resolve the claims asserted with no admission of wrongdoing by any defendant. The executed stipulation of settlement was preliminarily approved by the court. Payment of the settlement amount was made by the Company’s insurers into an escrow account. A settlement hearing to finally adopt the settlement is scheduled for January 2023. The settlement is not expected to have a material adverse effect on the Company’s business, results of operations or financial condition.
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
In September 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with two separate nondiscretionary obligations under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations: an obligation to publish a notice of an opportunity for a hearing on Vanda’s supplemental New Drug Application (sNDA) in the Federal Register within 180 days of the filing of the sNDA, and a separate obligation to publish the same notice within 60 days of the request for a hearing. The FDA published the notice of an opportunity for a hearing on October 11, 2022. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations.
In October 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to produce, as required by FOIA, documents responsive to the Company’s request seeking communications external to the FDA from 11 specified FDA employees relating to tradipitant. The FDA has failed to respond and disclose the requested documents within the statutory timeframe. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.

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
•Fanapt® (iloperidone) for the treatment of bipolar I disorder and Parkinson’s disease psychosis and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness, atopic dermatitis, and COVID-19 pneumonia;
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of hematologic malignancies and with potential use as a treatment for several oncology indications;
•Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors, including VSJ-110 for the treatment of dry eye and ocular inflammation and VPO-227 (formerly BPO-27) for the treatment of secretory diarrhea disorders, including cholera;
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, with potential use for the treatment of psychiatric disorders; and
•VHX-896 (formerly P88), the active metabolite of iloperidone.
Operational Highlights
HETLIOZ®
•We are preparing for the submission of a supplemental New Drug Application (sNDA) for HETLIOZ® in the treatment of insomnia. We expect to submit this sNDA to the FDA by the end of 2022.
Tradipitant
•We are continuing to conduct an open-label safety study for tradipitant in gastroparesis and continue to receive requests from patients seeking access to tradipitant through the Expanded Access program that has multiple patients who have taken tradipitant for more than a year.
•We are preparing for the submission of a New Drug Application (NDA) for tradipitant in the short-term treatment of nausea in gastroparesis. We expect to submit this NDA to the FDA in the first half of 2023.
•The Phase III study of tradipitant in the treatment of motion sickness is approximately 40% enrolled. Results are expected by mid-2023.
Fanapt®
•Enrollment of the Phase III clinical study of Fanapt® in acute manic episodes in patients with bipolar I disorder is fully enrolled. The study is a placebo controlled four-week evaluation of approximately 400 patients at sites in the U.S. and Europe. Results are expected by the end of 2022.

Early-Stage Programs
•The Phase II clinical study of a single-dose treatment of VQW-765 to alleviate social/performance anxiety is fully enrolled. Results are expected by the end of 2022.
•In September 2022, we and OliPass Corporation (OliPass) announced a research and development agreement to jointly develop a set of antisense oligonucleotide (ASO) molecules based on OliPass’ proprietary modified peptide nucleic acids. We have already identified two ASO targets that have been validated in cell lines that model two disease targets, one rare orphan and the other applicable to a broad set of immuno-oncological conditions.
•In October 2022, we announced that the FDA has granted Orphan Drug Designation for VPO-227 (formerly BPO-27) for the treatment of cholera. We expect to submit an Investigational New Drug (IND) application to the FDA for VPO-227 in 2023.
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
Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of September 30, 2022 or December 31, 2021.

The following table summarizes sales discounts and allowance activity as of and for the nine months ended September 30, 2022:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2021	$31,854	$9,601	$41,455
Provision related to current period sales	65,913	22,706	88,619
Adjustments for prior period sales	(2,355)	946	(1,409)
Credits/payments made	(60,681)	(24,277)	(84,958)
Balances at September 30, 2022	$34,731	$8,976	$43,707
The provision of $65.9 million for rebates and chargebacks for the nine months ended September 30, 2022 primarily represents Medicaid rebates applicable to sales of Fanapt® and HETLIOZ®. The provision of $22.7 million for discounts, returns and other for the nine months ended September 30, 2022 represents wholesaler distribution fees applicable to sales of Fanapt® and, to a lesser extent, estimated product returns of Fanapt®, and co-pay assistance costs and prompt-pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.
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
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Revenues. Total revenues decreased by $4.8 million, or 7%, to $65.3 million for the three months ended September 30, 2022 compared to $70.1 million for the three months ended September 30, 2021. Revenues were as follows:

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021	Net Change	Percent
HETLIOZ® net product sales	$41,335	$45,615	$(4,280)	(9)%
Fanapt® net product sales	23,983	24,480	(497)	(2)%
Total net product sales	$65,318	$70,095	$(4,777)	(7)%
HETLIOZ® net product sales decreased by $4.3 million, or 9%, to $41.3 million for the three months ended September 30, 2022 compared to $45.6 million for the three months ended September 30, 2021. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions. The decrease in volume was due in part to continued reimbursement challenges for prescriptions for patients with Non-24.
Fanapt® net product sales decreased by $0.5 million, or 2%, to $24.0 million for the three months ended September 30, 2022 compared to $24.5 million for the three months ended September 30, 2021. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions.
Cost of goods sold. Cost of goods sold decreased by $0.5 million, or 7%, to $6.3 million for the three months ended September 30, 2022 compared to $6.8 million for the three months ended September 30, 2021. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 10% and 5% of HETLIOZ® net product sales in the U.S. and Germany, respectively, and 6% of Fanapt® net product sales. Third-party royalty costs on HETLIOZ® net product sales in the U.S. will decrease to 5% in December 2022.
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

Research and development expenses. Research and development expenses increased by $5.2 million, or 26%, to $24.9 million for the three months ended September 30, 2022 compared to $19.7 million for the three months ended September 30, 2021. The increase in research and development expenses was associated with our tradipitant and Fanapt development programs and our other development programs, which include a $3.0 million upfront fee expensed in the third quarter of 2022 in consideration for entering into a research and development agreement.
The following table summarizes the costs of our product development initiatives for the three months ended September 30, 2022 and 2021:

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Direct project costs (1)
HETLIOZ®	$3,008	$3,038
Fanapt®	6,599	5,713
Tradipitant	7,742	5,389
VTR-297	431	526
CFTR	332	586
VQW-765	866	893
Other	3,987	1,719
Total direct project costs	22,965	17,864
Indirect project costs (1)
Stock-based compensation	981	893
Other indirect overhead	911	896
Total indirect project costs	1,892	1,789
Total research and development expense	$24,857	$19,653

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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $2.6 million, or 8%, to $29.9 million for the three months ended September 30, 2022 compared to $32.5 million for the three months ended September 30, 2021. The decrease in selling, general and administrative expenses was primarily the result of a decrease in spending on marketing activities for our commercial products, partially offset by an increase in costs related to our sales force.
Intangible asset amortization. Intangible asset amortization was $0.4 million for each of the three months ended September 30, 2022 and 2021.
Other income. Other income was $1.6 million for the three months ended September 30, 2022 compared to $0.1 million expense for the three months ended September 30, 2021. Other income primarily consists of investment income on our marketable securities, which increased in 2022 as a result of higher yields on our marketable securities.
Provision for income taxes. We recorded a provision for income taxes of $2.2 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively. The income tax expense for each of the three months ended September 30, 2022 and 2021 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.4 million and $0.1 million, respectively.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Revenues. Total revenues decreased by $10.8 million, or 5%, to $189.9 million for the nine months ended September 30, 2022 compared to $200.7 million for the nine months ended September 30, 2021. Revenues were as follows:

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	Net Change	Percent
HETLIOZ® net product sales	$119,554	$129,467	$(9,913)	(8)%
Fanapt® net product sales	70,346	71,196	(850)	(1)%
Total net product sales	$189,900	$200,663	$(10,763)	(5)%
HETLIOZ® net product sales decreased by $9.9 million, or 8%, to $119.6 million for the nine months ended September 30, 2022 compared to $129.5 million for the nine months ended September 30, 2021. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions. The decrease in volume was due in part to continued reimbursement challenges for prescriptions for patients with Non-24.
Fanapt® net product sales decreased by $0.9 million, or 1%, to $70.3 million for the nine months ended September 30, 2022 compared to $71.2 million for the nine months ended September 30, 2021. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions.
Cost of goods sold. Cost of goods sold decreased by $1.3 million, or 7%, to $18.0 million for the nine months ended September 30, 2022 compared to $19.4 million for the nine months ended September 30, 2021. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 10% and 5% of HETLIOZ® net product sales in the U.S. and Germany, respectively, and 6% of Fanapt® net product sales. Third-party royalty costs on HETLIOZ® net product sales in the U.S. will decrease to 5% in December 2022.
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
Research and development expenses. Research and development expenses increased by $11.3 million, or 20%, to $67.3 million for the nine months ended September 30, 2022 compared to $56.0 million for the nine months ended September 30, 2021. The increase in research and development expenses was associated with our Fanapt® development program and our other development programs, which include a $3.0 million upfront fee expensed in the third quarter of 2022 in consideration for entering into a research and development agreement.
The following table summarizes the costs of our product development initiatives for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Direct project costs (1)
HETLIOZ®	$9,275	$8,419
Fanapt®	22,987	15,126
Tradipitant	18,257	18,456
VTR-297	1,368	1,431
CFTR	918	2,660
VQW-765	3,089	1,676
Other	5,612	2,482
Total direct project costs	61,506	50,250
Indirect project costs (1)
Stock-based compensation	3,040	2,970
Other indirect overhead	2,770	2,812
Total indirect project costs	5,810	5,782
Total research and development expense	$67,316	$56,032

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $13.1 million, or 14%, to $103.7 million for the nine months ended September 30, 2022 compared to $90.6 million for the nine months ended September 30, 2021. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on ongoing litigation and other corporate activities, as well as sales and commercial support activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $1.1 million for each of the nine months ended September 30, 2022 and 2021.
Other income. Other income was $2.0 million for the nine months ended September 30, 2022 compared to $0.2 million for the nine months ended September 30, 2021. Other income primarily consists of investment income on our marketable securities, which increased in 2022 as a result of higher yields on our marketable securities.
Provision for income taxes. We recorded a provision for income taxes of $2.3 million and $7.7 million for the nine months ended September 30, 2022 and 2021, respectively. The income tax expense for the nine months ended September 30, 2022 and 2021 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $1.8 million and $0.2 million, respectively.
Liquidity and Capital Resources
As of September 30, 2022, our total cash and cash equivalents and marketable securities were $454.8 million compared to $432.8 million at December 31, 2021. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.

Our liquidity resources as of September 30, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$49,397	$52,071
Marketable securities:
U.S. Treasury and government agencies	206,485	194,719
Corporate debt	198,909	186,023
Total marketable securities	405,394	380,742
Total cash, cash equivalents and marketable securities	$454,791	$432,813
As of September 30, 2022, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	Net Change
Net cash provided by (used in):
Operating activities:
Net income (loss)	$(586)	$26,074	$(26,660)
Non-cash charges	15,731	21,828	(6,097)
Net change in operating assets and liabilities	7,423	(10,295)	17,718
Operating activities	22,568	37,607	(15,039)
Investing activities:
Purchases of property and equipment	(416)	(418)	2
Net purchases, sales and maturities of marketable securities	(25,087)	(50,280)	25,193
Investing activities	(25,503)	(50,698)	25,195
Financing activities:
Proceeds from the exercise of stock options	129	2,509	(2,380)
Financing activities	129	2,509	(2,380)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	82	10	72
Net change in cash, cash equivalents and restricted cash	$(2,724)	$(10,572)	$7,848
Operating Activities: Cash flows provided by operating activities during the nine months ended September 30, 2022 were $22.6 million, a decrease of $15.0 million compared to cash flows provided by operating activities of $37.6 million for the nine months ended September 30, 2021. The decrease reflects a decrease of $26.7 million in net income and a decrease of $6.1 million in non-cash charges, partially offset by an increase of $17.7 million from the net change in operating assets and liabilities. The increase of $17.7 million from the net change in operating assets and liabilities primarily relates to an increase in accounts payable and accrued liabilities and a decrease in accounts receivables attributable to the timing of shipments and payments, partially offset by an increase in prepaid expenses and other assets.
Investing Activities: Cash flows used in investing activities during the nine months ended September 30, 2022 were $25.5 million, a decrease of $25.2 million compared to cash flows used in investing activities of $50.7 million for the nine months ended September 30, 2021. Investing activities primarily include purchases, sales and maturities of marketable securities.
Financing Activities: Cash flows provided by financing activities during the nine months ended September 30, 2022 were $0.1 million, a decrease of $2.4 million compared to cash flows provided by financing activities of $2.5 million for the nine months ended September 30, 2021. Financing activities include proceeds from exercises of stock options.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2022, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

November 3, 2022	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

November 3, 2022	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)