Form 10-K
period 2022-12-31
Vanda Pharmaceuticals Inc.
filed 2023-02-09
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

As of June 30, 2022, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $601.3 million based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Global Market, on such date. Shares of Common Stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 2, 2023 was 56,785,264.
The Exhibit Index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2023 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.
Form 10-K

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (Annual Report) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations and assumptions that involve risks, changes in circumstances and uncertainties. If the risks, changes in circumstances or uncertainties materialize or the assumptions prove incorrect, the results of Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Annual Report may include, but are not limited to, statements about:
•our ability to continue to commercialize HETLIOZ® (tasimelteon) capsules for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the United States (U.S.), in light of existing and potential generic competition, and Europe and HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) in the U.S.;
•our ability to increase market awareness of Non-24 and SMS and market acceptance of HETLIOZ®;
•our ability to overcome the continued reimbursement and patient access challenges we face as a result of third-party payor coverage;
•our ability to continue to generate U.S. sales of Fanapt® (iloperidone) oral tablets for the treatment of schizophrenia;
•our ability to obtain regulatory approval for tradipitant from the U.S. Food and Drug Administration (FDA);
•the impact of public health crises, epidemics, pandemics or similar events on our business and operations, including our revenue, our supply chain, our commercial activities, our ongoing and planned clinical trials and our regulatory activities;
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

All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements contained throughout this report. We caution you not to rely too heavily on such forward-looking statements. Each forward-looking statement speaks only as of the date of this Annual Report, and we undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
•We face generic competition for HETLIOZ®.
•Future performance of HETLIOZ® and Fanapt® may be impacted by a number of factors including competing products or unanticipated safety issues.
•We are subject to uncertainty relating to pricing and reimbursement policies in the U.S.
•We have encountered third-party payors that refuse to cover or reimburse prescriptions written for HETLIOZ®.
•The FDA may not accept our tradipitant New Drug Application (NDA) or supplemental New Drug Application (sNDA) filings for the use of tradipitant for patients with gastroparesis and patients with motion sickness, or the FDA may determine that our clinical trial results for tradipitant for these indications do not demonstrate adequate safety and substantial evidence of efficacy.
•Global economic conditions may have an adverse effect on our business.
•Global health crises and pandemics may adversely impact our business.
•The FDA may not approve our sNDA for HETLIOZ® for the treatment of jet lag disorder or insomnia.
•The FDA may not approve our sNDA for Fanapt® for the treatment of bipolar I disorder.
•We may be unable to enter into third-party collaborations to develop and commercialize our products, or collaborations we enter into with any such third party may not be commercially successful.
•Even after we obtain regulatory approvals of a product, acceptance of the product in the marketplace is uncertain.
•We rely on, and will continue to rely on, outsourcing arrangements for many of our activities, including preclinical and clinical development and supply of HETLIOZ®, HETLIOZ LQ®, Fanapt® and our other products.
•We may experience disruptions to our HETLIOZ®, HETLIOZ LQ® or Fanapt® supply chains.
•We may fail to comply with government regulations regarding the sale and marketing of our products.
•We may fail to comply with regulations and obligations related to the ongoing oversight of our products regarding, among other things, development, manufacturing, labeling, recordkeeping and reporting.
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
•We rely on a limited number of third-party manufacturers to formulate and manufacture our products and these manufacturers may not be able to satisfy our demand and alternative sources may not be available.

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
•Generic competitors have obtained FDA approval of generic versions of HETLIOZ® in the U.S.
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
We strive to advance novel approaches to bring important new medicines to market through responsible innovation. We are committed to the use of technologies that support sound science, including genetics and genomics, in drug discovery, clinical trials and the commercial positioning of our products.
Our commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first product approved by the FDA for patients with Non-24 and patients with SMS. In addition, we have a number of drugs in development, including:
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
•Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors, including VSJ-110 for the treatment of dry eye and ocular inflammation and VPO-227 for the treatment of secretory diarrhea disorders, including cholera;
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, for the treatment of performance anxiety and psychiatric disorders;
•VHX-896, the active metabolite of iloperidone; and
•Antisense oligonucleotide (ASO) molecules.
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
•Expand our product portfolio through the identification and acquisition of additional products; and
•Utilize novel and innovative approaches in pursuit of each of these strategies.

Commercialized Products
Our commercial product portfolio consists of:

Product	Indication	2022 Net Sales (in millions)	Geography
	Non-24 (capsules) Nighttime sleep disturbances in SMS (capsules and HETLIOZ LQ® oral suspension)	$159.7	United States Europe (Non-24 in blind patients only)

	Schizophrenia (tablets)	$94.7	United States Israel

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
While there are no EC approved treatments for Non-24 other than HETLIOZ®, and only recently has the FDA approved generics for the treatment of Non-24, there are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics. See Competition below for a discussion of commonly prescribed drugs for patients with sleep disorders.
HETLIOZ® for SMS (capsules and oral suspension)
In December 2020, HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) were approved in the U.S. for the treatment of adults and children, respectively, with nighttime sleep disturbances in SMS. HETLIOZ® capsules, for adults with SMS, were immediately available after approval and the HETLIOZ LQ® liquid formulation, for children with SMS, became available in the first quarter of 2021. SMS is a developmental disorder that is caused by a small deletion of human chromosome 17p. In more rare cases, SMS is caused by a point mutation in the RAI1 gene, which resides in the deleted region. HETLIOZ® is the first FDA-approved medication for patients with SMS.
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
Phase I
Phase II
Phase III
Regulatory
Hetlioz (tasimelteon) capsules 20 mg
Jet Lag Disorder
Insomnia
Delayed Sleep Phase Disorder (DSPD)
Autism Spectrum Disorder (ASD)
Non-24 Pediatric
Fanapt (iloperidone) tablets
Bipolar I Disorder
Long Acting Injectable (LAI)
Parkinson's Disease Psychosis
Tradipitant
Gastroparesis
Motion Sickness
Atopic Dermatitis
COVID-19 Pneumonia
VTR-297
Hematologic Malignancies
CFTR
VSJ-110 (Activator)
VPO-227 (Inhibitor)
VQW-765
Social/Performance Anxiety

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
The FDA accepted the filing of our sNDA for HETLIOZ® for the treatment of jet lag disorder in December 2018. The FDA determined the action target date under the Prescription Drug User Fee Act Amendments of 2017 to be August 16, 2019 and, on that date, we received a complete response letter (CRL) from the FDA. The FDA asserted in the CRL that the measures demonstrating improved sleep were of unclear clinical significance. We met with the FDA to discuss the CRL in a Post Action meeting and in 2022 we requested the opportunity for a hearing with the FDA on the approvability of the jet lag disorder sNDA. We filed a lawsuit against the FDA in September 2022 demanding that the FDA immediately publish in the Federal

Register a notice of opportunity for a hearing on the jet lag disorder sNDA. The FDA then published the notice in the Federal Register in October 2022. We are undergoing discussions with the FDA on the timing of such hearing.
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
HETLIOZ® for insomnia
HETLIOZ® is effective in improving sleep onset difficulty in people with primary insomnia with the effect observed as early as the first night of treatment. A Phase III, multi-center, placebo-controlled, 4-week trial evaluated patients with chronic primary insomnia. Two transient insomnia studies induced by phase advance of the sleep-wake cycle were also conducted with five-hour and eight-hour phase advance, which showed a significant effect the first night in improving sleep parameters.
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
Fanapt® for bipolar I disorder
In December 2022, we announced Fanapt® was effective in the treatment of acute manic and mixed episodes associated with bipolar I disorder in adults in a randomized double-blind placebo controlled Phase III study. The primary endpoint measured in Week 4 of treatment was assessed by the Young Mania Rating Scale (YMRS), a rating scale of clinical severity in the core symptoms of mania. At the end of the 4-week study, Fanapt® treated patients showed a larger improvement than placebo treated patients, and this difference was highly statistically significant. Statistically significant benefit in the Fanapt® group over placebo was observed as early as the Week 2 assessment. Consistent with the total YMRS score, the individual YMRS subscale items also showed improvement in the Fanapt® group versus the placebo group over the course of the 4-week study. Other outcomes, such as Clinician Global Impression of Severity (CGI-S) and Clinician Global Impression of Change (CGI-C), also achieved statistical significance.
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
In February 2022, we announced results from our Phase III clinical study, VP-VLY-686-3301, evaluating the efficacy and safety of tradipitant in treating the symptoms of gastroparesis. The study did not meet its prespecified primary endpoint, which was the difference between drug and placebo on the change of the severity of nausea from baseline at week 12 of treatment. Both treatment arms showed significant improvements from baseline on nausea as well as the other core symptoms of gastroparesis. When restricting the analysis in the group of patients that used no rescue medications at baseline and adjusting for poor compliance, we identified strong evidence of a drug effect across a number of symptoms and across the duration of the study, including a significant and meaningful effect at the prespecified primary endpoint of nausea change at week 12. The FDA may not view this data as constituting substantial evidence of efficacy for tradipitant in any indication for the treatment of gastroparesis or its symptoms, for any length of treatment. We are preparing for submission of an NDA for tradipitant for patients with gastroparesis.
We believe that tradipitant has a well-established safety profile, as demonstrated by the results of extensive testing in animals and humans. Despite these results, however, the FDA informed us in December 2018 that in order to treat patients beyond 12 weeks, we will have to conduct a nine-month non-rodent chronic toxicity study. This currently limits our ability to collect safety data in humans for more than 12 weeks. The non-rodent study required by the FDA necessitates the sacrifice of dozens of animals and we have disputed the necessity of a nine-month non-rodent chronic toxicity study. In February 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) challenging the FDA’s position, but we ultimately did not prevail. Despite our disagreement with the FDA, the preclinical package has allowed us to continue to conduct all of the efficacy studies necessary for New Drug Application (NDA) filing. Moreover, in July 2020, the FDA authorized tradipitant through an expanded access program (EAP) for a single patient. An EAP allows a patient to request the use of tradipitant, prior to NDA approval, for up to six months with an option to request renewal. Since then, certain patients who experienced a benefit in tradipitant studies have requested and received expanded access, while others have been denied treatment under the EAP. The EAP is ongoing and a number of patients have initiated treatment. Although this EAP is not intended for data collection, we collect safety data from this cohort of expanded access patients and plan to include this data in the NDA for tradipitant for patients with gastroparesis. The FDA may disregard such safety data when reviewing the NDA. The lack of long-term (i.e., more than 12 weeks in humans) safety data would likely impact the FDA’s willingness to approve tradipitant for a chronic indication. However, because long-term safety data is not normally a requirement for short-term indications, and with a preclinical profile that has not precluded clinical development, we believe the package is complete for any NDA filing to treat patients for 12 weeks or less. For example, the FDA has communicated to us that it is considering an indication for the short-term relief of nausea in gastroparesis. While this short-term indication is not preferred, we would consider accepting this limited indication while continuing to pursue a chronic indication. However, the FDA may not deem the safety information sufficient even for a short-term indication. Moreover, FDA authorization of an EAP is not a guarantee of or a step in obtaining full FDA approval of an NDA.
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

Tradipitant for motion sickness
In July 2019, we reported tradipitant was effective in treating motion sickness in a randomized double blind placebo controlled Phase II clinical study conducted in the Pacific Ocean. The study had two primary endpoints: percentage of participants vomiting, and Motion Sickness Severity Scale (MSSS) Worst score. In the overall population, a significantly higher percentage of participants experienced vomiting in the placebo arm as compared to the tradipitant arm. The MSSS Worst score endpoint also favored tradipitant, but the difference did not reach statistical significance. The protocol for a pivotal Phase III motion sickness study was discussed with the FDA at the end of Phase II meeting, and the FDA agreed with the adequacy of the program design to support an NDA. The Phase III study is ongoing.
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
In June 2018, we initiated EPIONE, a Phase III study of tradipitant for pruritus in atopic dermatitis. In October 2019, we began enrolling patients in EPIONE 2, a second Phase III clinical study of tradipitant in atopic dermatitis. We announced results of EPIONE in February 2020. The EPIONE study did not meet its primary endpoint in reduction of pruritus across the overall study population. However, the antipruritic effect of tradipitant was robust in the mild atopic dermatitis population. The EPIONE study continued to demonstrate that tradipitant is safe and well-tolerated. The EPIONE 2 study was placed on hold in 2020.
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
Tradipitant for COVID-19 pneumonia
In April 2020, we announced the initiation of a Phase III clinical study, ODYSSEY VLY-686-3501, in hospitalized patients with COVID-19. We received permission from the FDA to proceed with the study for the treatment and prevention of pneumonia associated with COVID-19. Enrollment in the VLY-686-3501 study closed in August 2021 because the study met the pre-defined futility criteria, indicating that the study was unlikely to succeed in its pre-specified primary endpoint. The study was designed to determine whether tradipitant plus standard of care is superior to placebo plus standard of care in treating hospitalized patients with COVID-19 pneumonia who required supplemental oxygen support. An independent data and safety monitoring board (DSMB) met to assess the planned interim analysis results and determined that the study is unlikely to show a significant difference between treatment arms at the pre-specified primary endpoint and recommended termination of the study for futility. The DSMB also determined that there are no safety concerns that contributed to its recommendation. We have continued the genetics component of the study with the goal of identifying genetic susceptibility factors contributing to the incidence of severe pneumonia among patients infected with COVID-19.
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
Portfolio of CFTR activators and inhibitors
A clinical program in VSJ-110 is ongoing. We are evaluating VSJ-110 for the treatment of allergic conjunctivitis. VSJ-110 is a small molecule nanomolar potency CFTR activator. VSJ-110 has shown efficacy in a dry eye model and exhibited anti-inflammatory properties in both in vitro and in vivo assays.
In addition, an early stage CFTR inhibitor program is planned for VPO-227 for the treatment of secretory diarrhea disorders, including cholera. We believe that VPO-227 has the potential to be an orally administered treatment for cholera. In October 2022, VPO-227 was granted orphan drug designation by FDA for the treatment of cholera.
VQW-765
We are evaluating VQW-765 for the treatment of psychiatric disorders. In December 2022, we announced results from our Phase II study, VP-VQW-765-2201 (Study 2201), of a single-dose treatment to alleviate acute performance anxiety in social situations. In the clinical study, 230 volunteers with prior history of performance anxiety were randomized to receive a single dose of VQW-765 or placebo and were challenged with the standardized Trier Social Stress Test (TSST). The TSST creates an acute stress by requiring participants to make an interview-style presentation in front of a panel who provides no feedback or encouragement. Participants who received VQW-765 showed numerically lower stress levels compared to those who received placebo. A significant relationship was also seen between exposure to VQW-765 (amount of drug measured in blood) and the clinical response.
VQW-765 is a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist that we licensed from Novartis on December 31, 2014 pursuant to a settlement agreement.
Other products
VHX-896
In 2021, we initiated a bioequivalence study of Fanapt® and VHX-896, the active metabolite of iloperidone. We believe that VHX-896 has the potential to improve the clinical profile of Fanapt® and create sustained, long-term value in the treatment of psychiatric disorders.
ASO Molecules
In 2022, we announced a research and development collaboration agreement with OliPass Corporation (OliPass) to jointly develop a set of ASO molecules based on OliPass’ proprietary modified peptide nucleic acids. The collaboration focuses on editing and modifying gene expression using ASOs in disease states where the expression of genes is either altered or the sequence of the expressed genes can be altered for therapeutic benefit. OliPass’ unique OliPass Peptide Nucleic Acids technology provides the delivery platform to enable these gene expression modifications.
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
HETLIOZ®
In February 2004, we entered into a license agreement with Bristol-Myers Squibb (BMS) under which we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. We have paid BMS $37.5 million in upfront fees and milestone obligations. We have no remaining milestone obligations to BMS. Additionally, we are obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where we commercialize HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In December 2022, the royalty on net sales in the U.S. decreased from 10% to 5%. This U.S. royalty will end in April 2024. We are also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that we receive from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. We are obligated to use commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant (VLY-686)
In April 2012, we entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which we acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. We have paid Lilly $3.0 million in upfront fees and development milestones. As of December 31, 2022, remaining milestones include a $2.0 million development milestone due upon the filing of the first marketing authorization for tradipitant in either the U.S. or the E.U, $10.0 million and $5.0 million for the first approval of a marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. We are obligated to use commercially reasonable efforts to develop and commercialize tradipitant.
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
Portfolio of CFTR activators and inhibitors
In March 2017, we entered into a license agreement with the University of California San Francisco (UCSF), under which we acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, we will develop and commercialize the CFTR activators and inhibitors and are responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as single-digit tiered-royalties on net sales. We have paid UCSF $1.6 million in upfront fees and development milestones. As of December 31, 2022, remaining milestones include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million in development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
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
Patents and Proprietary Rights; Hatch-Waxman Protection
Our products are protected from unauthorized use by others only to the extent that our products are covered through regulatory protections or by valid and enforceable patents, either licensed to us by others or generated through our activities internally, that give us sufficient proprietary rights. Accordingly, securing patents, regulatory data package protection, and other proprietary rights is an essential element of our business strategies.
Tradipitant and VQW-765 are covered by NCE and other patents and patent applications related to their respective medicinal uses. In addition, NCE patent protection has been sought for VTR-297 and CFTR. Patent applications for these active ingredients remain pending. Although the NCE patents protecting Fanapt® and HETLIOZ® have expired, Fanapt® remains protected by additional patents and HETLIOZ® remains protected by additional patents, some of which we have asserted against current generic competitors. For more on the license and sublicense arrangements related to these active ingredients, see License Agreements above. For more on patent litigation, see Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” in Part I, Item 1A of this Annual Report, each of which is incorporated herein by reference. In addition, we have filed for patents based on our own discoveries that seek to provide additional protection for HETLIOZ® and Fanapt®.
A comprehensive list of active patents for our U.S. commercial products is available in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for our commercial products and is also provided in the table below. Members of these patent families are also issued or pending in a number of territories, such as Europe and Japan. The patents in the table below that are marked with “*” are the subject of ongoing patent litigation. See Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” in Part I, Item 1A of this Annual Report, each of which is incorporated herein by reference, for additional information.

Product	Number	Type
HETLIOZ®	US 9,060,995	Method of treatment
	US 9,539,234	Method of treatment
	US 9,549,913	Method of treatment
	US 9,730,910*	Method of treatment
	US 9,855,241	Method of treatment
	US RE46604*	Method of treatment
	US 10,071,977	Drug substance
	US 10,149,829*	Method of treatment
	US 10,179,119	Method of treatment
	US 10,376,487*	Method of treatment
	US 10,449,176	Method of treatment
	US 10,610,510	Method of treatment
	US 10,610,511	Method of treatment
	US 10,829,465	Drug substance
	US 10,945,988	Method of treatment
	US 10,980,770	Method of treatment
	US 11,141,400	Method of treatment
	US 11,266,622	Method of treatment
	US 11,285,129*	Method of treatment
HETLIOZ LQ®	US 9,539,234	Method of treatment
	US 9,730,910*	Method of treatment
	US 10,071,977	Drug substance
	US 10,149,829*	Method of treatment
	US 10,179,119	Method of treatment
	US 10,376,487*	Method of treatment
	US 10,610,510	Method of treatment
	US 10,610,511	Method of treatment
	US 10,829,465	Drug substance
	US 10,980,770	Method of treatment
	US 11,141,400	Method of treatment
	US 11,202,770	Drug formulation
	US 11,266,622	Method of treatment
	US 11,285,129*	Method of treatment
Fanapt®	US 8,586,610*	Method of treatment
	US 8,652,776	Method of treatment
	US 8,999,638	Method of treatment
	US 9,072,742	Method of treatment
	US 9,074,254	Method of treatment
	US 9,074,255	Method of treatment
	US 9,074,256	Method of treatment
	US 9,138,432*	Method of treatment
	US 9,157,121	Method of treatment
HETLIOZ® and HETLOZ LQ®
Our rights to the NCE patent covering HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) and related intellectual property have been acquired through a license with BMS. HETLIOZ® and its formulations, genetic markers and uses are the subject of numerous patent filings for which protection has been sought in selected countries worldwide. The NCE patent covering HETLIOZ® expired in December 2022 in the U.S., which is inclusive of a five-year extension granted under the Hatch-Waxman Act in October 2018. Corresponding NCE patent protection has expired in most other markets. The U.S. Patent and Trademark Office has issued 17 method of treatment patents for HETLIOZ® that will expire between 2033 and 2035 and three drug substance patents that will expire in 2035. Additionally, the U.S. Patent and Trademark Office has issued a drug formulation patent for HETLIOZ LQ® that will expire in 2040. We also have other pending patent applications covering methods of treatment and compositions of tasimelteon (HETLIOZ® active ingredient) oral suspensions.
We filed several Hatch-Waxman lawsuits in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex), MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (MSN) (collectively, the HETLIOZ® Defendants) asserting infringement of patents covering HETLIOZ® 20 mg capsules. In January 2022, we entered into a license agreement with MSN and Impax Laboratories LLC resolving the lawsuits against MSN. The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022. In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe U.S. Patent No. RE46,604, and that the asserted claims of U.S. Patent Nos. RE46,604; 9,730,910; 10,149,829; and 10,376,487 were invalid. We have appealed the decision to the U.S. Court of Appeals for the Federal Circuit. We have also filed Hatch-Waxman lawsuits in U.S. District Court for the District of New Jersey against each of Teva and Apotex and in the U.S. District Court for the Southern District of Florida against Apotex, in each case, asserting infringement of a method of administration patent that was not litigated in the Delaware District Court. This litigation does not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, the litigation does not relate to the HETLIOZ LQ® oral suspension formulation. See Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” in Part I, Item 1A of this Annual Report, each of which is incorporated herein by reference, for additional information.
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
Additional patent applications directed to specific sleep disorders and to methods of treating patients with HETLIOZ®, if issued, could provide exclusivity for such indications and methods of treatment.
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
We have also filed and plan on filing additional patent applications covering the use of iloperidone (Fanapt® active ingredient) LAI formulations. Patents for the microsphere LAI formulation of Fanapt® expired in 2022 in some markets in Europe and will expire in 2024 in the U.S. Patents for the aqueous microcrystals LAI formulation of Fanapt® expire in 2023 in the U.S. and in some markets in Europe. We have pending patent applications covering the use of iloperidone and plan on filing additional applications based on discoveries made throughout the development plan of this molecule.
We filed several Hatch-Waxman lawsuits in the Delaware District Court against a number of generic company competitors asserting infringement of two of our Fanapt® patents. The litigation has been resolved with respect to all but one of these competitors. See Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” in Part I, Item 1A of this Annual Report, each of which is incorporated herein by reference, for additional information.
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
Major Customers
Our revenues are generated from product sales and are concentrated with specialty pharmacies, including Accredo (a subsidiary of Express Scripts) and OptumRx (a subsidiary of UnitedHealth Group), and wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc., and McKesson Corporation. These five major customers each accounted for more than 10% of total revenues for 2022 and, as a group, represented 87% of total revenues for the year ended December 31, 2022.
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
We believe the primary competitors for HETLIOZ® and Fanapt® are as follows:
•For HETLIOZ® in the treatment of nighttime sleep disturbances in SMS, there are no FDA approved direct competitors. For HETLIOZ® in the treatment of Non-24, Teva has launched at risk, and the FDA has approved the Abbreviated New Drug Applications (ANDA) for Apotex and MSN. In addition, sedative-hypnotic treatments for certain sleep related disorders include, Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Sunovion Pharmaceuticals Inc., Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Silenor® (doxepin) by Currax Pharmaceuticals LLC, Belsomra® (suvorexant) by Merck & Co., Inc., Dayvigo® (lemborexant) by Eisai Inc., generic products such as zaleplon, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Valdoxan® (agomelatine) by Servier Laboratories Limited, Circadin® (long-acting melatonin) by Neurim Pharmaceuticals Ltd. and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Teva Pharmaceutical Industries Ltd.
•For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the LAI formulation Risperdal Consta® and Invega® (paliperidone), including the LAI formulation Invega® Sustenna®, each by Johnson & Johnson, the LAI formulation Zyprexa® RelprevvTM (olanzapine) by Lilly, Abilify® (aripiprazole) by Otsuka America Pharmaceutical Inc., Abilify Maintena® (the LAI formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Viatris, Inc., Saphris® (asenapine) by AbbVie Inc., Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Rexulti® (brexpiprazole) by Lundbeck/Otsuka America Pharmaceutical, Inc., Aristada® (aripiprazole lauroxil) extended-release injectable suspension by Alkermes, plc, Vraylar® (cariprazine) by AbbVie Inc., Perseris® (risperidone) extended-release injectable suspension by Indivior plc, Caplyta® (lumapteperone) by Intra-Cellular Therapies,

Inc., Lybalvi® (olanzapine and samidorphan) by Alkermes, plc, and generic clozapine and quetiapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).
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
As part of a settlement agreement in 2014, we assumed Novartis’ manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt®. In May 2016, we entered into a new manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® 1, 2, 4, 6, 8, 10 and 12 mg tablets at Patheon’s Mississauga, Ontario, Canada manufacturing site. Under the Fanapt® manufacturing agreement, we are responsible for sourcing the supply of the active pharmaceutical ingredient (iloperidone), and have agreed to order from Patheon at least 70% of the total expected yearly production of new units of Fanapt® tablets for the U.S. and other specified countries each year for the term of the agreement. Patheon is responsible for manufacturing the Fanapt® 1, 2, 4, 6, 8, 10 and 12 mg tablets, conducting quality control and stability testing, and packaging the Fanapt® tablets. The Fanapt® manufacturing agreement had an initial term of five years and automatically renews after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least 12 months prior to the end of the then current term. Either party may terminate the Fanapt® manufacturing agreement under certain circumstances upon specified written notice to the other party.
In December 2020, we entered into a non-exclusive manufacturing agreement for the manufacture of commercial supplies of both 48 and 158 mL HETLIOZ LQ® bottles. The HETLIOZ LQ® manufacturing agreement has an initial term of five years and automatically renews after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least 12 months prior to the end of the then current term.
Government Regulation
Government authorities in the U.S. at the federal, state and local levels and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing and export and import of pharmaceutical products. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the U.S. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign laws and regulations require the expenditure of substantial time and financial resources. Moreover, failure to comply with applicable requirements may result in, among other things, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, disbarment, partial or total suspension of production or withdrawal of the product from the market. Any judicial, administrative or other governmental enforcement action could have a material adverse effect on our business.
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
Once a drug candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An Investigational New Drug (IND) application sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the first phase of clinical trials, the parameters to be used in monitoring the safety of the trial, and the effectiveness criteria to be evaluated should the first phase lend itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.
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
The FDA reviews NDAs to determine, among other things, whether the product is safe and effective for its intended use and whether it is manufactured in a cGMP-compliant manner, which will assure and preserve the product’s identity, strength, quality and purity. Under Prescription Drug User Fee Act Amendments of 2022 (PDUFA), the FDA has a goal of 10 months from the date of “filing” of a standard, completed NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to the FDA because the FDA has 60 days to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.
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
After the FDA evaluates an NDA, it will issue an approval letter or a complete response letter (CRL). A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase III trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications.
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
Our approved products are, and any additional product manufactured or distributed by us following FDA approval will be, subject to continuing regulation by the FDA, including, among other things, recordkeeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information regarding approved drugs that are placed on the market, and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product for a certain indication or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable governmental requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-marketing clinical trials, enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties, any of which could have a material adverse effect on our business.
Orphan drug designation
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, generally a disease or condition that affects fewer than 200,000 individuals in the U.S or, if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that sales of the drug will be sufficient to offset the cost of developing and making the drug available in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and development expenses and a waiver of the NDA application user fee.
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
Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, Congress is considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.
The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a compound as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as a breakthrough therapy, the FDA will work to expedite the development and review of such drug.
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
Marketing exclusivity
The FDA provides periods of regulatory exclusivity, which provide the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent, or not involving the sharing of electron pairs between atoms, derivatives, such as a complex (i.e., formed by the chemical interaction of two compounds), chelate (i.e., a chemical compound), or clathrate (i.e., a polymer framework that traps molecules), of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if it includes a certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid. If a product is not eligible for the NCE exclusivity, it may be eligible for three years of exclusivity. Three-year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence trials, was essential to the approval of the application and was conducted or sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug’s approval. As a general matter, three-year exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.
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
The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced drug has expired. The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original drug approval. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which FDA cannot grant effective approval of an ANDA based on that listed drug.
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
Anti-kickback laws
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease, or order of any health care item or service reimbursable under federal healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, patients, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. Violations of the Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from the participation in federal healthcare programs, such as Medicare and Medicaid. A number of states also have anti-kickback laws that establish similar prohibitions that may apply to items or services reimbursed by government programs, as well as any third-party payors, including commercial payors, known as “all-payor” laws.
Prescription Drug Marketing Act
As part of the sales and marketing process, pharmaceutical companies frequently provide healthcare providers with samples of approved drugs. The Prescription Drug Marketing Act (PDMA) imposes requirements and limitations upon the distribution of drugs and drug samples, and prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage and handling, as well as recordkeeping and other requirements. Violations of the PDMA may result in criminal and civil penalties. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively known as the Affordable Care Act or ACA), discussed in more detail in Pharmaceutical Coverage, Pricing and Reimbursement and Healthcare Reform below, imposes annual reporting requirements related to sample distribution.
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
Health Insurance Portability and Accountability Act of 1996
The Health Insurance Portability and Accountability Act of 1996 (HIPAA), includes federal criminal statutory provisions that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
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
Foreign regulation
Foreign drug development, review and approval processes
Regardless of whether a sponsor obtains FDA approval for a product, it must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered with the three-Phase sequential process that is discussed above under U.S. drug development and regulation. However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.
Under E.U. regulatory systems, a sponsor may submit Marketing Authorization Applications either under a centralized or decentralized procedure. The centralized procedure, which is available for drugs produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all E.U. member states. This authorization is a marketing authorization approval. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure. In addition, regulatory approval of prices is required in most countries other than the U.S. Companies face the risk that the resulting prices would be insufficient to generate an acceptable return.
Foreign fraud and abuse laws and other regulatory matters
Outside the U.S., companies are subject to similar regulations in those countries where we market and sell products, including with respect to transparency, bribery and other laws mentioned above. In some foreign countries, including major markets in the E.U. and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies, which can be costly and time-consuming.
The collection and processing of personal data in the E.U. is governed by the General Data Protection Regulation (GDPR), which became applicable in May 2018. The GDPR implements stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosure requirements about how personal information is to be used, strengthened individual data subject rights, limitations on retention of personal data, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, shortened mandatory data breach notification timelines and higher standards for controllers to demonstrate they have obtained valid consent for certain data processing activities. The GDPR provides that E.U. member states may make their own additional laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between member states, limit our ability to use and share personal data or cause our costs to increase, and harm our business and financial condition. Further, the U.K.’s exit from the E.U., often referred to as Brexit, has created uncertainty with regard to data protection regulation in the U.K. While the transition period has now concluded, decisions are still to be made on how data transfers to and from the U.K. will be regulated. We are also subject to evolving and strict rules on the transfer of personal data out of the E.U. Failure to comply with E.U. data protection laws may result in significant fines, including GDPR fines of up to the higher of €20,000,000 or 4% of total worldwide annual revenue of the preceding financial year, and other administrative penalties.
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
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a drug product does not imply that the reimbursement rate ultimately paid will be adequate. Third party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last several years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the U.S. By way of example, the ACA was passed in 2010 and made significant changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to pharmaceutical companies are:
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program (MDRP) by increasing the minimum rebate for both branded and generic drugs and extending rebate liability to prescriptions for individuals enrolled in Medicaid managed care plans;
•introduced a new methodology for the reporting of average manufacturer price by manufacturers under the MDRP for drugs that are inhaled, infused, instilled, implanted or injected;
•expanded the types of entities eligible for the 340B drug discount program;

•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers that started in 2013 and will stay in effect through 2031 unless additional congressional action is taken. More recently, in March 2021, President Biden signed into law the American Rescue Plan Act of 2021, which will eliminate the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Additionally, in December 2020, CMS issued a final rule that materially modifies current MDRP regulations by, among other things, broadening the definitions of what constitutes a “line extension.” A “line extension” drug may be subject to a higher Medicaid rebate, and broadening this definition is likely to subject a greater number of drugs to the higher rebate. These new definitions became effective on January 1, 2022.
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (beginning October 1, 2022); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
The cost of prescription pharmaceuticals in the U.S. is likely to remain the subject of considerable discussion. There have been several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. The likelihood of implementation of these and other reform initiatives is uncertain. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures. Some measures encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. The IRA, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could have a material adverse effect on our business.

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
See the risk factor entitled “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report for additional information regarding our participation in federal healthcare programs and related compliance obligations.
Human Capital
We had 290 full-time employees as of December 31, 2022, compared with 278 employees as of December 31, 2021. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good. Our human capital objectives include attracting, training and retaining employees in a manner that supports innovation across our business.
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
Risks Related to our Business and Industry
We are dependent on the commercial success of HETLIOZ® and Fanapt®. In the U.S., HETLIOZ® competes with a generic version of HETLIOZ® and we could experience increased generic competition in the near term.
We are substantially dependent upon the commercial success of HETLIOZ® capsules for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) and Fanapt® oral tablets for the treatment of schizophrenia.
In January 2014, the U.S. Food and Drug Administration (FDA) approved our New Drug Application (NDA) for HETLIOZ® for the treatment of Non-24 and in April 2014, we commenced the U.S. commercial launch of HETLIOZ®. In July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults, and in August 2016 we commenced the commercial launch of HETLIOZ® in Germany. This authorization, which was renewed in July 2020 for an unlimited duration, is valid in the 27 countries that are members of the European Union (E.U.), as well as European Economic Area members Iceland, Liechtenstein and Norway. In December 2020, the FDA approved our NDA and supplemental New Drug Application (sNDA) for HETLIOZ® for the treatment of nighttime sleep disturbances in SMS in adults and children, respectively. HETLIOZ® capsules, for adults with SMS, were immediately available after approval and the HETLIOZ LQ® liquid formulation, for children with SMS, became available in March 2021.
On December 13, 2022, the U.S. District Court for the District of Delaware (the Delaware District Court) ruled in favor of certain generic drug companies in our patent litigation alleging that the companies’ generic versions of HETLIOZ® capsules, for which they were seeking FDA approval, infringed our patents covering HETLIOZ®. We disagree with the ruling that certain claims of our patents are invalid or not infringed by the defendants and have appealed the decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit). Teva Pharmaceuticals USA, Inc. (Teva) has launched its generic version of HETLIOZ® at risk in the U.S. The FDA has approved Abbreviated New Drug Applications (ANDA) for generic versions of tasimelteon for Apotex Inc. (Apotex) and MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN). HETLIOZ® could face even more competition from generic companies in the U.S. in the near term in light of the patent litigation rulings against us. Sales of generic versions of HETLIOZ® could result in a significant reduction in the demand for HETLIOZ® and/or the price at which we can sell it, which would have a material and adverse impact on our revenues and results of operations. Unless and until our appeal is successful, we may reduce the amount we spend with the intention of retaining the capability to ramp-up promptly if we win upon appeal. Our expansion and development of HETLIOZ® outside the U.S. is generally not subject to the adverse patent ruling in the U.S.

In the fourth quarter of 2014, we acquired the U.S. commercial rights to Fanapt®, and began selling, marketing and distributing Fanapt® in the U.S.
Our ability to generate significant product revenue from sales of HETLIOZ® and Fanapt®, both in the U.S. and abroad, in the near term will depend on, among other things, our ability to:
•defend our patents and intellectual property from generic competition, including the impact of and outcome of our pending appeal of the December 2022 Delaware District Court’s ruling and the litigation that we recently commenced in the New Jersey and Florida District Courts;
•properly price and obtain adequate coverage and reimbursement of these products by governmental authorities, private health insurers, managed care organizations and other third-party payors;
•gain broad acceptance of our products from physicians, health care payors, patients, pharmacists and the medical community;
•minimize the impact of disruptions caused by public health crises;
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

As a result of the decision in favor of generic drug companies in connection with our HETLIOZ® patent litigation, we could face increased generic competition in the near term and our revenues and results of operations could be materially and adversely affected by the launch of one or more additional generic versions of HETLIOZ® in the U.S.
Between April 2018 and March 2021, we filed numerous Hatch-Waxman lawsuits in the Delaware District Court against Teva, MSN and Apotex asserting that our patents would be infringed by their generic versions of HETLIOZ®. In January 2022, we entered into a license agreement with MSN and Impax Laboratories LLC (Impax), resolving the lawsuits against MSN. A trial was held in March 2022 in the Delaware District Court to resolve the consolidated lawsuits against the remaining companies (the Defendants).
On December 13, 2022, following conclusion of the trial, the Delaware District Court issued its ruling in favor of the Defendants, finding that the Defendants’ use of a generic HETLIOZ®, for which they were seeking FDA approval, did not infringe one of our HETLIOZ® patents and the asserted claims of certain of our other HETLIOZ® patents were invalid. On December 14, 2022, we appealed the decision to the Federal Circuit and requested a stay of market entry by the Defendants while the appeal is pending. On December 16, 2022, the Federal Circuit granted a temporary injunction to prohibit market entry by Teva and Apotex until the Federal Circuit entered its order on our motion for a stay pending appeal. On December 28, 2022, the Federal Circuit denied our request for an injunction. Our appeal is pending before the Federal Circuit. Teva has since launched its generic version at risk. The commercial launch of the generic version, and potential increased competition from additional generic entrants in the near term, could have a material and adverse impact on our revenues and our results of operations. MSN and Impax may be permitted to launch a generic version of HETLIOZ® under certain limited circumstances pursuant to the license agreement with us.
Further, although we are appealing the ruling of the Delaware District Court, and are pursuing additional remedies in other courts, including seeking injunctions against Apotex and Teva, we may not be successful in any such efforts, which will be costly and time-consuming to pursue. Such efforts will also require considerable attention of management and could, even if ultimately successful, negatively impact our results of operations. See Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” each of which is incorporated herein by reference, for additional information.
In addition, while we believe that HETLIOZ® is difficult to manufacture and that building capacity to manufacture HETLIOZ® is time-consuming and expensive, which may limit the amount of tasimelteon supply available to generic companies, we do not have direct visibility into the supply levels of any of the generic companies and we rely on our own experience together with information from third parties, which information may not be reliable. The generic companies could potentially find or develop sources of qualified HETLIOZ® supply that are not known to us and that are more efficient or inexpensive than our sources. Furthermore, generic companies could potentially convince our suppliers or third-party manufacturers to prioritize supply to the generic companies ahead of any applicable contractual commitments to supply us. Such circumstances could have a material and adverse impact on our revenues and results of operations directly in the U.S. and potentially outside of the U.S. as well if supply costs and availability are affected.
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
Future performance of HETLIOZ® and Fanapt® sales will be dependent on several factors, including our ability to educate physicians and to increase physician awareness of the benefits of our products relative to competing products. The degree of further market acceptance of any of our products, including with respect to new indications, or market acceptance of approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including but not limited to:
•the impact and outcome of our pending patent litigation and appeals efforts;
•the commercialization and pricing of any generic version of HETLIOZ® on the market;
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
With the at risk launch of a generic version of HETLIOZ® and further generic versions possible, it may not be viable for us to invest in market education to grow the U.S. market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition.
We are subject to uncertainty relating to pricing and reimbursement policies in the U.S., including recent and future health reform measures, which, if not favorable for our products, could hinder or prevent our products’ commercial success.
Our ability to commercialize our products successfully depends in part on the coverage and reimbursement levels with governmental authorities, private health insurers and other third-party payors. In determining whether to reimburse our products and at what level, third-party payors consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. We expect to continue to face pressure to make unfavorable pricing modifications, such as discounts or rebates. Negotiating favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we will be able to reach pricing terms with third-party payors at levels that are profitable to us. Certain third-party payors also have reimbursement or coverage processes that we believe are difficult to navigate and require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future. Our business may be materially adversely affected if our patients are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; if reimbursement is subject to difficult reimbursement or coverage processes or prior authorization requirements; or if reimbursement is not maintained at satisfactory levels. In addition, our business could be adversely affected if third-party payors limit or reduce the indications for, or conditions under which, or the patient populations for whom, our products may be reimbursed. Moreover, as discussed further below and above in Part I, Item 1 under the heading Pharmaceutical Coverage, Pricing and Reimbursement and Healthcare Reform, changes in insurance coverage or reimbursement levels by third-party payors, or in the type of such coverage held by patients may materially harm our business and commercialization efforts.
We expect to experience pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below and above in Part I, Item 1 under the heading Pharmaceutical Coverage, Pricing and Reimbursement and Healthcare Reform, as well as the trend toward initiatives aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There has been significant scrutiny of pharmaceutical pricing and the resulting costs of pharmaceutical products that could cause significant operational and reimbursement changes for the pharmaceutical industry. There have been a number of federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices, price increases or other related costs.
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (beginning October 1, 2022); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
We have encountered third-party payors that refuse to cover or reimburse prescriptions written for HETLIOZ® and patients who are unable to navigate the coverage or reimbursement processes established by these third-party payors. If this trend continues, the commercial success of HETLIOZ® may be limited, and our business and results of operations may be materially harmed.
We have encountered third-party payors that refuse to cover or reimburse prescriptions written for HETLIOZ®. This rate may increase further as a result of the recent entry into the market of generic versions of HETLIOZ®. Additionally, we are aware of patients who are experiencing difficulties navigating coverage processes established by third-party payors, making it difficult for them to fill a prescription for HETLIOZ®. The revenue that we receive from HETLIOZ® is significantly less than it would be if third-party payors were to remove or lessen these reimbursement challenges and hurdles and approve a greater percentage of the prescriptions written for HETLIOZ®. Our business may be materially adversely affected if this trend continues and large numbers of patients cannot fill their HETLIOZ® prescriptions due to coverage or reimbursement challenges.
If the FDA does not accept our tradipitant NDA or sNDA filings for the use of tradipitant for patients with gastroparesis and patients with motion sickness; if the FDA determines that our clinical trial results for tradipitant for the treatment of gastroparesis or for the treatment of motion sickness do not demonstrate adequate safety and substantial evidence of efficacy; or if the FDA does not approve an applicable PDUFA date, continued development of tradipitant will be significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.
In February 2022, we announced results from our Phase III clinical study, VP-VLY-686-3301, evaluating the efficacy and safety of tradipitant in treating the symptoms of gastroparesis. The study did not meet its prespecified primary endpoint, which was the difference between drug and placebo on the change of the severity of nausea from baseline at week 12 of treatment. Both treatment arms showed significant improvements from baseline on nausea as well as the other core symptoms of gastroparesis. When restricting the analysis in the group of patients that used no rescue medications at baseline and adjusting for poor compliance, we identified strong evidence of a drug effect across a number of symptoms and across the duration of the study, including a significant and meaningful effect at the prespecified primary endpoint of nausea change at week 12. The FDA may not view this data as constituting substantial evidence of efficacy for tradipitant in any indication for the treatment of gastroparesis or its symptoms, for any length of treatment. We are preparing for submission of an NDA for tradipitant for patients with gastroparesis. We have also initiated a Phase III clinical study of tradipitant for the treatment of motion sickness. Any adverse developments or results or perceived adverse developments or results with respect to our regulatory submission or the tradipitant clinical programs in any or all indications will significantly harm our business and could cause the market price of our stock to decline. Examples of such adverse developments include, but are not limited to:
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
We believe that tradipitant has a well-established safety profile, as demonstrated by the results of extensive testing in animals and humans. Despite these results, however, the FDA informed us in December 2018 that in order to treat patients beyond 12 weeks, we will have to conduct a nine-month non-rodent chronic toxicity study. This currently limits our ability to collect safety data in humans for more than 12 weeks. The non-rodent study required by the FDA necessitates the sacrifice of dozens of animals and we have disputed the necessity of a nine-month non-rodent chronic toxicity study. In February 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) challenging the FDA’s position, but we ultimately did not prevail. Despite our disagreement with the FDA, the preclinical package has allowed us to continue to conduct all of the efficacy studies necessary for NDA filing. Moreover, in July 2020, the FDA authorized tradipitant through an expanded access program (EAP) for a single patient. An EAP allows a patient to request the use of tradipitant, prior to NDA approval, for up to six months with an option to request renewal. Since then, certain patients who experienced a benefit in tradipitant studies have requested and received expanded access, while others have been denied treatment under the EAP. The EAP is ongoing and a number of patients have initiated treatment. Although this EAP is not intended for data collection, we collect safety data from this cohort of expanded access patients and plan to include this data in the NDA for tradipitant for patients with gastroparesis. The FDA may disregard such safety data when reviewing the NDA. The lack of long-term (i.e., more than 12 weeks in humans) safety data would likely impact the FDA’s willingness to approve tradipitant for a chronic indication. However, because long-term safety data is not normally a requirement for short-term indications, and with a preclinical profile that has not precluded clinical development, we believe the package is complete for any NDA filing to treat patients for 12 weeks or less. For example, the FDA has communicated to us that it is considering an indication for the short-term relief of nausea in gastroparesis. While this short-term indication is not preferred, we would consider accepting this limited indication while continuing to pursue a chronic indication. However, the FDA may not deem the safety information sufficient even for a short-term indication. Moreover, FDA authorization of an EAP is not a guarantee of or a step in obtaining full FDA approval of an NDA. Our business will be materially adversely impacted if we are not able to agree with the FDA on a regulatory path to approval for tradipitant, we experience any delay in filing, or the FDA delays or denies approval of NDA or sNDA filings for the treatment of gastroparesis or motion sickness.
Global economic conditions may have an adverse effect on our business.
Financial instability or a general decline in economic conditions in the U.S. and other countries caused by political instability and conflict and economic challenges caused by general health crises such as the COVID-19 pandemic have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally and could adversely affect our operations. Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, costly and dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, an economic downturn or significant increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans.
As discussed in the risk factor entitled “We are subject to uncertainty relating to pricing and reimbursement policies in the U.S., including recent and future health reform measures, which, if not favorable for our products, could hinder or prevent our products’ commercial success”, sales of our products are dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. In the event of economic decline, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may further reduce Medicare and Medicaid reimbursements, and private insurers may further increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.
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
Global health crises and pandemics may adversely impact our business.
Global health crises and pandemics, such as the novel coronavirus (COVID-19), could lead to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures that may negatively impact productivity and disrupt our business. Additionally, the COVID-19 pandemic has caused global supply chain disruptions that may have lasting impacts and consequences that are difficult to predict.
The COVID-19 pandemic has impacted clinical research globally, including delays in our development programs. While our clinical trials have since resumed patient enrollment, we may experience future disruptions as a result of the COVID-19 pandemic or other health crises that could adversely impact our sales activities, supply chain, our ongoing and planned clinical trials, and other regulatory activities, including:
•curtailment of our sales force or patient access to healthcare providers, which may reduce the number of prescription refills or new patient starts, thereby adversely affecting our revenues;
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
If the FDA does not approve our sNDAs for HETLIOZ® for the treatment of jet lag disorder or insomnia or continued development of tasimelteon for the treatment of jet lag disorder is significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.
In December 2018, we announced that the FDA had accepted the HETLIOZ® sNDA for the treatment of jet lag disorder. We received a complete response letter (CRL) in August 2019 in which the FDA asserted that the measures of the study were of unclear clinical significance and declined to approve our sNDA. We met with the FDA to discuss the CRL in a Post Action meeting and in 2022 we requested the opportunity for a hearing with the FDA on the approvability of the jet lag disorder sNDA. We filed a lawsuit against the FDA in September 2022 demanding that the FDA immediately publish in the Federal Register a notice of opportunity for a hearing on the jet lag disorder sNDA. The FDA then published the notice in the Federal Register in October 2022. We are undergoing discussions with the FDA on the timing of such hearing.
In November 2022, we announced that we were preparing for the submission of an sNDA for HETLIOZ® in the treatment of insomnia.
Any additional adverse developments or results or perceived adverse developments or results with respect to our regulatory submission for jet lag disorder or insomnia will significantly harm our business and could cause the market price of our stock to decline. Examples of such adverse developments include, but are not limited to:
•the FDA determining that additional clinical studies are required with respect to the jet lag disorder or insomnia programs;
•safety, efficacy or other concerns arising from clinical or non-clinical studies in the jet lag disorder or insomnia programs, or the manufacturing processes or facilities used for the jet lag disorder program; or
•the FDA determining that the jet lag disorder or insomnia programs raise safety concerns or does not demonstrate substantial evidence of efficacy.
If the FDA does not approve our sNDA for Fanapt® for the treatment of bipolar I disorder, our business will be significantly harmed, and the market price of our stock could decline.
In December 2022, we announced Fanapt® was effective in the treatment of acute manic and mixed episodes associated with bipolar I disorder in adults in a randomized double-blind placebo controlled Phase III study. We intend to submit an sNDA for Fanapt® for the treatment of acute manic and mixed episodes associated with bipolar I disorder in adults in 2023.
Any additional adverse developments or results or perceived adverse developments or results with respect to our regulatory submission for bipolar I disorder will significantly harm our business and could cause the market price of our stock to decline. Examples of such adverse developments include, but are not limited to:

•the FDA determining that additional clinical studies are required with respect to the bipolar I disorder program;
•safety, efficacy or other concerns arising from clinical or non-clinical studies in the bipolar I disorder program, or the manufacturing processes or facilities used for the bipolar I disorder program; or
•the FDA determining that the bipolar I disorder program raises safety concerns or does not demonstrate substantial evidence of efficacy.
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
Our business strategy includes entering into collaborations with corporate collaborators for the commercialization of HETLIOZ®, Fanapt® and our other products. While we are not currently party to any material commercial collaborative arrangements, areas in which we may potentially enter into third-party collaboration arrangements include joint sales and marketing arrangements for sales and marketing in certain E.U. countries and elsewhere outside of the U.S., and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator, our business, results of operations or financial condition could be adversely affected. The at risk launch of a generic version of HETLIOZ® and further generic competition may make it more difficult for us to identify or attract third-party collaborators and obtain favorable commercial terms in any such agreement or arrangement. Any arrangements we do enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.
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
Even after obtaining regulatory approvals for the sale of our products, the commercial success of these products will depend, among other things, on their acceptance by physicians, patients, third-party payors and other members of the medical community as therapeutic and cost-effective alternatives to competing products and treatments. The degree of market acceptance of any product will depend on a number of factors, including the demonstration of its safety and efficacy, its cost-effectiveness, its potential advantages over other therapies, the reimbursement policies of government and third-party payors with respect to such product, our ability to attract and maintain corporate partners, including pharmaceutical companies, to assist in commercializing our products, receipt of regulatory clearance of marketing claims for the uses that we are developing and the effectiveness of our marketing and distribution capabilities. If our approved products fail to gain market acceptance or do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable on a sustained basis or achieve significant revenues. Generic competition may also adversely affect our ability to grow our markets and obtain acceptance of our products in the marketplace.

We rely on, and will continue to rely on, outsourcing arrangements for many of our activities, including preclinical and clinical development and supply of HETLIOZ®, HETLIOZ LQ®, Fanapt® and our other products.
We rely on outsourcing arrangements for a significant portion of our activities, including distribution, preclinical and clinical research and development, data collection and analysis and manufacturing. We have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.
Disruptions to our HETLIOZ®, HETLIOZ LQ® or Fanapt® supply chains could materially affect our level of success in commercializing these products, thereby reducing our future earnings and prospects.
A loss or disruption with any one of our manufacturers or suppliers could disrupt the supply of HETLIOZ®, HETLIOZ LQ® or Fanapt®, possibly for a significant time period, and we may not have sufficient inventories to maintain supply before the manufacturer or supplier could be replaced or the disruption is resolved. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval by regulatory authorities of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. Introducing a replacement or backup manufacturer or supplier for HETLIOZ®, HETLIOZ LQ® or Fanapt® requires a lengthy regulatory and commercial process, including FDA approval of chemistry, manufacturing and controls (CMC) changes, and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion or at all. In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In U.S. markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, should we choose to do so, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the U.S., governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. We therefore participate in, and have drug price reporting, payment, and other compliance obligations under, these programs.
We participate in the Medicaid Drug Rebate Program (MDRP). Under the MDRP, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having our drugs eligible for coverage under Medicaid and Medicare Part B. Those rebates are based on pricing data that are reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services (CMS). If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the MDRP and the 340B program discussed below. Pursuant to the IRA, certain figures we report under the MDRP will also be used to compute rebates under Medicare Part D triggered by price increases that outpace inflation. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.
Federal law requires that any company that participates in the MDRP also participate in the Public Health Service Act’s 340B drug pricing discount program (340B program), in order for the manufacturer’s drugs to be eligible for coverage under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration (HRSA) and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts drugs designated under section 526 of the Federal Food, Drug and Cosmetic Act as “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on pricing data we report under the MDRP and the rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs when used in an inpatient setting.
In order for products to be eligible for coverage under the Medicaid and Medicare Part B programs and to be purchased by certain federal agencies and grantees, we must also participate in the Department of Veterans Affairs Federal Supply Schedule (FSS), pricing program. As a participant, we must list our covered (innovator and authorized generic) drugs on an FSS contract and charge no more than Federal Ceiling Price (FCP), to the Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard when those agencies purchase from the FSS contract or a depot contract. FCP is calculated based on non-federal average manufacturer price data, which we are required to submit quarterly and annually. In addition, because our products are available in the retail and specialty pharmacy setting, we are required to provide rebates to the Department of Defense for prescriptions dispensed to Tricare beneficiaries from Tricare retail network pharmacies under the Tricare Retail Refund Program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.
Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency requirements. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.
Pricing and rebate calculations vary among products and programs. The calculations are complex and will often be subject to interpretation by us, governmental or regulatory agencies and the courts. We may be liable for errors associated with our submission of pricing data. If we are found to have knowingly submitted false pricing data to the Medicaid program or the FSS pricing program, or fail to submit pricing data on a timely basis, we may be subject to significant civil monetary penalties. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, which is the agreement under which we would participate in the MDRP. In the event that CMS terminates our rebate agreement, our products may no longer be eligible for coverage under Medicaid or Medicare Part B. There can be no assurance that our submissions will not be found to be incomplete or incorrect.
Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. In addition, the requirements and penalties described above may affect our ability to profitably sell any product for which we obtain marketing approval.
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
We are subject to ongoing regulatory requirements and review, including periodic audits pertaining to the development, manufacture, labeling, packaging, adverse event reporting, distribution, storage, marketing, promotion, recordkeeping and export of our products. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with the manufacture, distributions and storage of our products, or our third-party contract manufacturing facilities or processes by which we manufacture our products may result in restrictions on our ability to develop, manufacture, market, distribute or sell our products, including potential withdrawal of our products from the market. Any such restriction could slow or stop production development or result in decreased sales, damage to our reputation or the initiation of lawsuits against us or our third-party contract manufacturers. We may also be subject to additional sanctions, including, but not limited, to the following:
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
In addition, if our products face any safety or efficacy issues, including drug interaction problems, under the federal Food, Drug, and Cosmetic Act (FDCA), the FDA has broad authority to force us to take any number of actions, including, but not limited to, the following:
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

Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws, and private individuals have been active in bringing so-called “whistleblower” lawsuits on behalf of the government (as Relators) under the FCA and similar regulations in other countries. In addition, incentives exist under applicable U.S. law that encourage employees and physicians to report violations of rules governing promotional activities for pharmaceutical products. These incentives have led to, and could continue to lead to, FCA lawsuits, which attempt to recoup moneys paid by government agencies and extract penalties from manufacturers. For example, federal enforcement agencies have recently pursued enforcement actions against pharmaceutical companies’ product and patient assistance programs, including relationships with specialty pharmacies, and support for charitable foundations providing patients with co-pay assistance. In addition, Relators have filed lawsuits involving manufacturer reimbursement support services as well as promotion of pharmaceutical products beyond labeled claims. Some FCA lawsuits have resulted in government enforcement authorities obtaining significant civil and criminal settlements. Such lawsuits, whether with or without merit, are typically time-consuming and costly to defend. Such suits may also result in related shareholder lawsuits, which are also time-consuming and costly to defend. See Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for information regarding ongoing litigation related to similar matters.
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
•reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support HETLIOZ®, particularly in light of the recent entry into the market of a generic version of HETLIOZ®;
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

Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by other biotechnology companies, including major pharmaceutical companies. Our products may also compete with new products currently under development by others or with products that may cost less than our products. Physicians, patients, third-party payors and the medical community may not accept or utilize any of our products that may be approved. If HETLIOZ®, Fanapt® and our other products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. See Part I, Item 1, Competition, for a discussion of the primary competitors for HETLIOZ® and Fanapt®.
In addition, we may face competition from newly developed generic products. Under the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful at challenging an ANDA filed pursuant to the Hatch-Waxman Act, cheaper generic versions of our products, which may be favored by insurers and third-party payors, may be launched commercially, which would significantly harm our business. In December 2022, the Delaware District Court ruled in favor of the Defendants in our patent litigation relating to the Defendants’ filing of ANDAs for generic versions of HETLIOZ® in the U.S. We disagree with the ruling that the claims of our patents are invalid and are vigorously pursuing appeal. However, Teva has launched its generic version of HETLIOZ® at risk in the U.S. The FDA has approved ANDAs for Apotex and MSN and other potential competitors may be successful in obtaining ANDA approval and launching generic versions as well.
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
Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than HETLIOZ® and HETLIOZ LQ® in the U.S. and HETLIOZ® in the countries in Europe covered by the centralized marketing authorization by the EC, and Fanapt® in the U.S., Mexico and Israel, we have not received, and may never receive, regulatory approval to market any of our products in any jurisdiction.
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
•the study endpoints that rely on subjective patient reported outcomes; and
•the impact of global health crises;

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
As of December 31, 2022, we had an accumulated deficit of $157.9 million and we cannot estimate with precision the extent of our future income or loss. We may not succeed in maintaining or gaining additional market acceptance of HETLIOZ® and Fanapt® in the U.S. and we may not succeed in commercializing HETLIOZ® or Fanapt® outside of the U.S. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.
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
We have recorded deferred tax assets based on our assessment that we will be able to realize the benefits of our net operating losses and other favorable tax attributes. Realization of deferred tax assets involves significant judgments and estimates, which are subject to change and ultimately depends on generating sufficient taxable income of the appropriate character during the appropriate periods. Changes in circumstances may affect the likelihood of such realization, which in turn may trigger the need for additional valuation allowance against our deferred tax assets and adversely affect our net income and financial condition. In addition, we are potentially subject to ongoing and periodic tax examinations and audits in various jurisdictions, including with respect to the amount of our net operating losses and any limitation thereon. An adjustment to such net operating loss carryforwards, including an adjustment from a taxing authority, could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our net operating losses (NOLs) or credits could have a material adverse effect on our results of operations and cash flows. Ownership changes occurred in the years ended December 31, 2014 and 2008. We believe that the ownership changes in 2014 and 2008 will not impact our ability to utilize NOL and credit carryforwards; however, future ownership changes may cause our existing tax attributes to have additional limitations.
If we fail to adequately fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products with third parties on terms that may not be attractive to us.
Our activities will necessitate significant uses of working capital throughout 2023 and beyond. It is uncertain whether cash provided by our operating activities, together with our existing funds, will be sufficient to meet our long-term operating needs. As of December 31, 2022, our total cash and cash equivalents and marketable securities were $466.9 million. Our long-term capital requirements are expected to depend on many factors, including, among others:

•our level of success in commercializing HETLIOZ® and Fanapt®, as well as other products that may be approved, globally;
•outcomes of ongoing and potential patent litigation, including the outcome of our pending appeal of the December 2022 Delaware District Court’s ruling;
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
As a result, we may need to raise additional capital to fund our anticipated operating expenses and execute on our business plans. In our capital-raising efforts, we may seek to sell debt securities or additional equity securities, obtain a bank credit facility, or enter into partnerships or other collaboration agreements. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and may also result in a lower price for our common stock. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that could restrict our operations, including potentially limiting our ability to license product rights or enter into product development collaborations. However, we may not be able to raise additional funds on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technologies or products, take advantage of business opportunities or respond to competitive market pressures, any of which would materially harm our business, financial condition and results of operations.
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
We do not have an in-house manufacturing capability and depend completely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our products. Therefore, we are dependent on third parties for our formulation development and manufacturing of our products. This may expose us to the risk of not being able to directly oversee the production and quality of the manufacturing process and provide ample commercial supplies to successfully launch and maintain the marketing of our products. Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shut downs, employee strikes, or other unforeseeable events that may delay or limit production. Our inability to adequately establish, supervise and conduct (either ourselves or through third parties) all aspects of the formulation and manufacturing processes would have a material adverse effect on our ability to develop and commercialize our products. In addition, if we are not able to continue to operate our business relationships in a manner that is sufficiently profitable for us and our suppliers, certain members of our supply chain could compete with us through supply to competitors, such as generic drug companies, through breach of our agreements or otherwise.
We have agreements in place with Patheon Pharmaceuticals Inc. and Patheon Inc. (collectively, Patheon), subsidiaries of Thermo Fisher Scientific, for the manufacture of HETLIOZ® and Fanapt®. In January 2014, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of HETLIOZ® 20 mg capsules at Patheon’s Cincinnati, Ohio manufacturing site. In May 2016, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® tablets at Patheon’s Mississauga, Ontario, Canada manufacturing site. Additionally, in December 2020, we entered into a non-exclusive third-party manufacturing agreement for the manufacture of commercial supplies of HETLIOZ LQ®. We do not have exclusive long-term agreements with any other third-party manufacturers of our products. If our current manufacturers, or any other third-party manufacturer, is unable or unwilling to perform its obligations under our manufacturing agreements for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could adversely affect sales of our products, delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our products are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. Moreover, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval for our products and may institute restrictions on the marketing or sale of our products. Similarly, if we change contract manufacturers, the FDA must approve these contract manufacturers or any other CMC changes before our products can be manufactured.
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
We rely on manufacturers to purchase from third-party suppliers the materials necessary to produce our products for clinical trials and commercialization. Suppliers may not sell these materials to such manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by these manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If the manufacturers are unable to obtain these materials for our clinical trials, including due to supply chain issues caused by global health crises, product testing, potential regulatory approval of our products and commercial scale manufacturing could be delayed, significantly affecting our ability to further develop and commercialize our products. If we or our manufacturers are unable to purchase these materials for our products, there would be a shortage in supply or the commercial launch of such products would be delayed, which would materially and adversely affect our ability to generate revenues from the sale of such products.
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
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. Most significantly, in August 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (beginning October 1, 2022); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
Healthcare reforms are discussed above in Part I, Item 1 under the heading Pharmaceutical Coverage, Pricing and Reimbursement and Healthcare Reform and in the risk factor entitled “We are subject to uncertainty relating to pricing and reimbursement policies in the U.S., including recent and future health reform measures, which, if not favorable for our products, could hinder or prevent our products’ commercial success.”
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
Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable and/or not infringed. In December 2022, the Delaware District Court ruled in favor of the Defendants in our patent litigation relating to the Defendants’ filing of ANDAs for generic versions of HETLIOZ® in the U.S. We disagree with the ruling that the claims of our patents are invalid and are vigorously pursuing appeal.
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
We have been and continue to be involved in number of lawsuits with a variety of generic drug manufacturers who have filed ANDAs relating to certain of our patents. In December 2022, the Delaware District Court ruled in favor of the Defendants in our patent litigation relating to the Defendants’ filing of ANDAs for generic versions of HETLIOZ® in the U.S. We disagree with the ruling that the claims of our patents are invalid and are vigorously pursuing appeal. However, we may not be successful in this lawsuit and other such lawsuits in the future. Please see Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for additional information.
If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products, our business will be harmed.
The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. The HETLIOZ® U.S. new chemical entity (NCE) patent (the primary patent covering the product as a new composition of matter) received the full five-year patent term extension under the Hatch-Waxman Act and so, assuming that we continue to have rights under our license agreement with respect to this product, this patent in the U.S. expired in December 2022. We also own HETLIOZ® U.S. method of treatment patents (directed to the approved method of treatment as described in the HETLIOZ® label approved by the FDA), which expire normally between 2033 and 2035, and three drug substance patents that expire in 2035. Additionally, the U.S. Patent and Trademark Office has issued a drug formulation patent for HETLIOZ LQ® that will expire in 2040. The Fanapt® U.S. NCE patent received the full five-year patent term extension under the Hatch-Waxman Act and so this patent in the U.S. expired in November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the Orange Book in January 2015, is set to expire in 2027. Eight additional U.S. patents directed to methods of treating patients with Fanapt®, which are set to expire between 2025 and 2031, were issued to us in 2015.
In December 2022, the Delaware District Court ruled in favor of the Defendants in our patent litigation relating to the Defendants’ filing of ANDAs for generic versions of HETLIOZ® in the U.S. See Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” each of which is incorporated herein by reference, for additional information.
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
Generic company competitors have received FDA approval of generic versions of HETLIOZ® in the U.S. We are pursuing an appeal of the December 2022 Delaware District Court decision that declared as invalid claims of a group of patents that protect our exclusivity in the U.S.
The FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, permits the FDA to approve ANDAs for generic versions of brand name drugs like HETLIOZ®. We refer to the process of generic drug applications as the “ANDA process.” The ANDA process permits competitor companies to obtain marketing approval for a drug product with the same active ingredient, dosage form, strength, route of administration, and labeling as the approved brand name drug, but without having to conduct and submit clinical studies to establish the safety and efficacy of the proposed generic product. In place of such clinical studies, an ANDA applicant needs to submit data demonstrating that its product is bioequivalent to the brand name product, usually based on pharmacokinetic studies.
As an alternate path to FDA approval for modifications of products previously approved by the FDA, an applicant may submit an NDA, under Section 505(b)(2) of the FDCA (enacted as part of the Hatch-Waxman Amendments). This statutory provision permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference from the owner of the data. The Hatch-Waxman Amendments permit the applicant to rely upon the FDA findings of safety and effectiveness of a drug that has obtained FDA approval based on preclinical or clinical studies conducted by others. In addition to relying on FDA prior findings of safety and effectiveness for a referenced drug product, the FDA may require companies to perform additional preclinical or clinical studies to support approval of the modification to the referenced product.
If an application for a generic version of a branded product or a Section 505(b)(2) application relies on a prior FDA finding of safety and effectiveness of a previously-approved product including an alternative strength thereof, the applicant is required to certify to the FDA concerning any patents listed for the referenced product in the Orange Book. Specifically, the applicant must certify in the application that:
I.there is no patent information listed for the reference drug;
II.the listed patent has expired for the reference drug;
III.the listed patent for the reference drug has not expired, but will expire on a particular date and approval is sought after patent expiration; or
IV.the listed patent for the reference drug is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the product for which the ANDA or 505(b)(2) NDA is submitted.
The Hatch-Waxman Amendments require an applicant for a drug product that relies, in whole or in part, on the FDA’s prior approval of HETLIOZ®, to notify us of its application, a “paragraph IV” notice, if the applicant is seeking to market its product prior to the expiration of the patents that both claim HETLIOZ® and are listed in the Orange Book. A bona fide paragraph IV notice may not be given under the Hatch-Waxman Amendments until after the generic company receives from the FDA an acknowledgement letter stating that its ANDA is sufficiently complete to permit a substantive review.
The paragraph IV notice is required to contain a detailed factual and legal statement explaining the basis for the applicant’s opinion that the proposed product does not infringe our patents, that the relevant patents are invalid, or both. After receipt of a valid notice, the branded product manufacturer has the option of bringing a patent infringement suit in federal district court against any generic company seeking approval for its product within 45 days from the date of receipt of each notice. If such a suit is commenced within this 45-day period, the Hatch-Waxman Amendments provide for a 30-month stay on FDA’s ability to give final approval to the proposed generic product, which period begins on the date the paragraph IV notice is received. Generally, during a period of time in which generic applications may be submitted for a branded product based on a product’s regulatory exclusivity status, if no patents are listed in the Orange Book before the date on which a complete ANDA application for a product (excluding an amendment or supplement to the application) is submitted, an ANDA application could be approved by FDA without regard to a stay. For products entitled to five-year exclusivity status, the Hatch-Waxman Amendments provide that an ANDA application may be submitted after four years following FDA approval of the branded product if it contains a certification of patent invalidity or non-infringement to a patent listed in the Orange Book. In such a case, the 30-month stay runs from the end of the five-year exclusivity period. Statutory stays may be shortened or lengthened if either party fails to cooperate in the litigation and it may be terminated if the court decides the case in less than 30 months. If the litigation is resolved in favor of the ANDA applicant before the expiration of the 30-month period, the stay will be immediately lifted and the FDA’s review of the application may be completed. Such litigation is often time-consuming and costly, and may result in generic competition if such patents are not upheld or if the generic competitor is found not to infringe such patents.
Between April 2018 and March 2021, we filed numerous Hatch-Waxman lawsuits in the Delaware District Court against Teva, MSN and Apotex asserting that U.S. Patent Nos. RE46,604 ('604 Patent) , 9,060,995, 9,539,234, 9,549,913, 9,730,910 (‘910 Patent), 9,844,241, 10,071,977, 10,149,829 (‘829 Patent), 10,376,487 (‘487 Patent), 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 would be infringed by their generic versions of HETLIOZ®, for which they were seeking FDA approval. In January 2022, we entered into a license agreement with MSN and Impax resolving the lawsuits against MSN. The license agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date the Company obtains pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. MSN and Impax may enter the market earlier under certain limited circumstances. The consolidated lawsuits against the remaining Defendants went to trial in March 2022.
On December 13, 2022, the Delaware District Court ruled that Teva and Apotex did not infringe the ‘604 Patent, and that the asserted claims of the ‘604 Patent, ‘910 Patent, ‘829 Patent and ‘487 Patent were invalid. On December 14, 2022, we appealed the Delaware District Court’s decision to the Federal Circuit and requested an injunction prohibiting market entry by Teva and Apotex while the appeal is pending. On December 16, 2022, the Federal Circuit granted a temporary injunction to prohibit market entry by Teva and Apotex until the Federal Circuit entered its order on our motion for a stay pending appeal. On December 28, 2022, the Federal Circuit denied our request for an injunction, and Teva has since launched a generic version of HETLIOZ® at risk. While we are pursuing additional remedies beyond our pending appeal of the Delaware District Court’s decision, we cannot be certain of the success, timing or efforts involved in connection with these efforts. If any of the generic manufacturers has adequate supply available and is successful, such generic competition in the short term could have a material and adverse impact on our revenues and our stock price.
We may also face challenges to the validity of our patents through a procedure known as inter partes review. Inter partes review is a trial proceeding conducted through the Patent Trial and Appeal Board, of the U.S. Patent and Trademark Office. Such a proceeding could be introduced against us within the statutory one-year window triggered by service of a complaint for infringement related to an ANDA filing or at any time by an entity not served with a complaint. Such proceedings may review the patentability of one or more claims in a patent on specified substantive grounds such as allegations that a claim is obvious on the basis of certain prior art.
We intend to continue to vigorously enforce our intellectual property rights relating to HETLIOZ®, but we cannot predict the outcome of the pending lawsuits, our appeal, or any subsequently filed lawsuits or inter partes review. See Note 16, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” each of which is incorporated herein by reference, for additional information.
Any significant degree of generic market entry would limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and our stock price. For example, our stock price suffered a significant decline following our announcement of the Delaware District Court’s ruling in favor of the Defendants.
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
The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2022 and December 31, 2022, the high and low sale prices of our common stock as reported on The Nasdaq Global Market varied between $6.73 and $16.93. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.
The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:
•our level of success in commercializing our products;
•our level of success in executing our commercialization strategies;
•publicity regarding actual or potential litigation involving us and the outcome of any such litigation;
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
We have been the subject of litigation in the past and may be subject to litigation in the future. In the past, following periods of volatility in the market price of their stock, many companies, including us, have been the subjects of securities class action litigation. Any such litigation can result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business results of operations and financial condition. For example, our stock price suffered a significant decline following our announcement of the Delaware District Court’s ruling in favor of the Defendants. As a result of these factors, holders of our common stock might be unable to sell their shares at or above the price they paid for such shares.
If there are substantial sales of our common stock, our stock price could decline.
A small number of institutional investors and private equity funds hold a significant number of shares of our common stock. Sales by these stockholders of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.
In addition to our outstanding common stock, as of December 31, 2022, there were a total of 6,147,756 shares of our common stock that we have registered and are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our 2006 and 2016 Equity Incentive Plans. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.
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
Our headquarters office consists of a total of 43,462 square feet of office space located at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. under operating leases and subleases that expire between 2026 and 2028 and are subject to renewal options. In addition, we have 2,880 square feet of office space in London, England under an operating lease that has a lease term ending in 2026, and other short-term leases. We believe that these facilities are suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.

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
Our common stock is quoted on The Nasdaq Global Market under the symbol “VNDA.” As of February 2, 2023, there were eight holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2017 and its relative performance is tracked through December 31, 2022. The comparisons in the table are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock. We have never paid cash dividends to our stockholders and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

Nasdaq Biotechnology Index
Nasdaq Composite Index
Vanda Pharmaceuticals Inc.
$250
$200
$150
$100
$50
$0
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K (Annual Report). This discussion and analysis generally addresses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report include historical information and other information with respect to our plans and strategy for our business and contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under Part I, Item 1A, Risk Factors, and elsewhere in this Annual Report.
Overview
Vanda Pharmaceuticals Inc. (we, our or Vanda) is a leading global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients.
We strive to advance novel approaches to bring important new medicines to market through responsible innovation. We are committed to the use of technologies that support sound science, including genetics and genomics, in drug discovery, clinical trials and the commercial positioning of our products.
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
•Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors, including VSJ-110 for the treatment of dry eye and ocular inflammation and VPO-227 for the treatment of secretory diarrhea disorders, including cholera;
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, for the treatment of performance anxiety and psychiatric disorders;
•VHX-896, the active metabolite of iloperidone; and
•Antisense oligonucleotide (ASO) molecules.
Operational Highlights
HETLIOZ®
•We are continuing to pursue regulatory approvals for HETLIOZ® in the indications of insomnia and jet lag disorder.
•In December 2022, the U.S. District Court for the District of Delaware delivered its decision for the consolidated HETLIOZ® patent lawsuit against defendants Teva Pharmaceuticals USA, Inc. (Teva) and Apotex Inc. and Apotex Corp. (Apotex), ruling in favor of the defendants. We filed an appeal to the U.S. Court of Appeals for the Federal Circuit where an oral argument is scheduled for March 14, 2023. Despite the pending appeal, Teva has launched at risk its generic version of HETLIOZ® in the U.S.

•In December 2022, we filed patent infringement lawsuits against each of Teva and Apotex in the U.S. District Court for the District of New Jersey asserting that Teva and Apotex’s generic versions of HETLIOZ® infringe U.S. Patent No. 11,285,129.
Tradipitant
•We are continuing to conduct an open-label safety study for tradipitant in gastroparesis and approximately the first 400 patients enrolled in the study were locked in preparation for the Company’s planned New Drug Application (NDA) submission. The study continues to enroll open label patients and we continue to receive requests from patients seeking access to tradipitant through the Expanded Access program, which has multiple patients who have taken tradipitant for more than one year.
•We are preparing for the submission of an NDA for tradipitant for patients with gastroparesis. We expect to submit this NDA to the FDA in the first half of 2023.
•The Phase III study of tradipitant in the treatment of motion sickness is over 75% enrolled. Results are expected by mid-2023.
Fanapt®
•In December 2022, we announced positive results in the Phase III clinical study of Fanapt® in acute manic and mixed episodes associated with bipolar I disorder in adults. We plan to submit a supplemental New Drug Application (sNDA) in the first half of 2023.
Early-Stage Programs
•In December 2022, we announced results in a Phase II clinical study of VQW-765 in the treatment of acute performance anxiety in social situations. This is the first time that an alpha 7 nicotinic acetylcholine receptor (α7-nAChR) partial agonist has shown efficacy in a clinical study of performance anxiety.
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
A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2022 included in this Annual Report. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results as they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements, and we have accordingly included them in this discussion.
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
Reserves for variable consideration are classified as product revenue allowances on the Consolidated Balance Sheets, with the exception of prompt-pay discounts which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, and product returns that are resolved during the product expiry period specified in the customer contract. We currently record sales allowances for the following:
•Prompt-pay: Specialty pharmacies and wholesalers are offered discounts for prompt payment. We expect that the specialty pharmacies and wholesalers will earn prompt payment discounts and, therefore, deduct the full amount of these discounts from total product sales when revenues are recognized.
•Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors, including the new Medicare Part D inflationary rebate effective October 1, 2022. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contracted discount rates and estimated patient utilization.
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

•Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of December 31, 2022 or 2021.
The following table summarizes sales discounts and allowance activity as of and for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2019	22,392	10,151	32,543
Provision related to current period sales	70,563	27,952	98,515
Adjustments for prior period sales	(480)	1,327	847
Credits/payments made	(65,605)	(30,557)	(96,162)
Balances at December 31, 2020	26,870	8,873	35,743
Provision related to current period sales	83,965	31,176	115,141
Adjustments for prior period sales	(853)	193	(660)
Credits/payments made	(78,128)	(30,641)	(108,769)
Balances at December 31, 2021	31,854	9,601	41,455
Provision related to current period sales	92,109	30,636	122,745
Adjustments for prior period sales	(2,647)	1,396	(1,251)
Credits/payments made	(83,857)	(31,609)	(115,466)
Balances at December 31, 2022	$37,459	$10,024	$47,483
The provision for rebates and chargebacks of $92.1 million and $84.0 million for the years ended December 31, 2022 and 2021, respectively, and their ending balances at December 31, 2022 and 2021, primarily represent Medicaid rebates applicable to sales of Fanapt® and, to a lesser extent, Medicaid rebates applicable to sales of HETLIOZ®. The provision for discounts, returns and other of $30.6 million and $31.2 million for the years ended December 31, 2022 and 2021, represents wholesaler distribution fees applicable to sales of Fanapt® and estimated product returns of Fanapt®, and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®. The ending balances of discounts, returns and other as of December 31, 2022 and 2021 primarily represent estimated product returns of Fanapt® and wholesaler distribution fees applicable to sales of Fanapt®.
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
Intangible assets and impairment of long-lived assets. Our intangible assets consist of capitalized license costs for products approved by the FDA. We amortize our intangible assets on a straight-line basis over the estimated useful economic life of the related product patents. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, a significant adverse change in legal or regulatory factors that could affect the value or patent life including our ability to defend and enforce patent claims and other intellectual property rights and significant negative industry or economic trends. When we determine that the carrying value of our intangible assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we measure any impairment based on the amount that carrying value exceeds fair value.
We filed several Hatch-Waxman lawsuits in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex), MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (MSN) (collectively, the HETLIOZ® Defendants) asserting infringement of patents covering HETLIOZ® 20 mg capsules. In January 2022, we entered into a license agreement with MSN and Impax Laboratories LLC resolving the lawsuits against MSN. The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022. In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe U.S. Patent No. RE46,604, and that the asserted claims of U.S. Patent Nos. RE46,604; 9,730,910; 10,149,829; and 10,376,487 were invalid. We have appealed the decision to the U.S. Court of Appeals for the Federal Circuit. We have also filed Hatch-Waxman lawsuits in U.S. District Court for the District of New Jersey against each of Teva and Apotex and in the U.S. District Court for the Southern District of Florida against Apotex, in each case, asserting infringement of a method of administration patent that was not litigated in the Delaware District Court. This litigation does not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, the litigation does not relate to the HETLIOZ LQ® oral suspension formulation. The unfavorable ruling by the Delaware District Court and subsequent developments related to the HETLIOZ® patent litigation was determined to be a triggering event for potential impairment. As a result, we performed an impairment review for our HETLIOZ® asset group and determined, based upon our review of undiscounted cash flows, that the carrying value of our HETLIOZ® asset group, inclusive of the intangible asset, is recoverable. Accordingly, we did not record an intangible asset impairment charge during the year ended December 31, 2022. Additionally, our expected cash flows continue to support our estimated useful economic life of the intangible asset through March 2035.
Income taxes. We assess the need for a valuation allowance against our deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected taxable income. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities, which could be affected by the resolution of our HETLIOZ® patent litigation, amongst other factors. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information on recent accounting pronouncements.

Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. In December 2022, the Delaware District Court ruled in favor of the Defendants in our patent litigation relating to the Defendants’ filing of Abbreviated New Drug Applications (ANDAs) for generic versions of HETLIOZ® in the U.S. We disagree with the ruling that the claims of our patents are invalid and are vigorously pursuing appeal. Teva has since launched its generic version of HETLIOZ® at risk in the U.S. The FDA has approved the ANDAs for Apotex and MSN, and HETLIOZ® could face even more competition from generic companies in the U.S. in the near term in light of the patent litigation rulings against us. Sales of generic versions of HETLIOZ® could result in a significant reduction in the demand for HETLIOZ® and/or the price at which we can sell it, which would have a material and adverse impact on our revenues and results of operations. Unless and until our appeal is successful, we may reduce the amount we spend with the intention of retaining the capability to ramp-up promptly if we win upon appeal.
Year ended December 31, 2022 compared to year ended December 31, 2021
Revenues. Total revenues decreased by $14.3 million, or 5%, to $254.4 million for the year ended December 31, 2022 compared to $268.7 million for the year ended December 31, 2021. Revenues were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	Net Change	Percent
HETLIOZ® net product sales	$159,655	$173,536	$(13,881)	(8)%
Fanapt® net product sales	94,727	95,146	(419)	—%
Total net product sales	$254,382	$268,682	$(14,300)	(5)%
HETLIOZ® net product sales decreased by $13.9 million, or 8%, to $159.7 million for the year ended December 31, 2022 compared to $173.5 million for the year ended December 31, 2021. The decrease to net product sales was attributable to a decrease in volume partially offset by an increase in price net of deductions. The decrease in volume was due in part to continued reimbursement challenges for prescriptions for patients with Non-24.
Fanapt® net product sales decreased by $0.4 million to $94.7 million for the year ended December 31, 2022 compared to $95.1 million for the year ended December 31, 2021. The decrease to net product sales was attributable to a decrease in volume partially offset by an increase in price net of deductions.
Cost of goods sold. Cost of goods sold decreased by $1.3 million, or 5%, to $24.3 million for the year ended December 31, 2022 compared to $25.6 million for the year ended December 31, 2021. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 5% of HETLIOZ® net product sales in Germany and 6% of Fanapt® net product sales. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022.
Research and development expenses. Research and development expenses increased by $10.4 million, or 14%, to $85.8 million for the year ended December 31, 2022 compared to $75.4 million for the year ended December 31, 2021. The increase was primarily due to an increase in clinical trial expenses associated with our Fanapt® development program and our other development programs, which include a $3.0 million upfront fee expensed in the third quarter of 2022 in consideration for entering into a research and development agreement.

The following table summarizes the costs of our product development initiatives for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(in thousands)	2022	2021
Direct project costs (1)
HETLIOZ®	$12,084	$11,450
Fanapt®	26,931	22,284
Tradipitant	25,232	23,460
VTR-297	1,814	1,928
CFTR	1,168	3,180
VQW-765	3,570	2,548
Other	7,230	3,067
Total direct project costs	78,029	67,917
Indirect project costs (1)
Stock-based compensation	3,964	3,955
Other indirect overhead	3,777	3,491
Total indirect project costs	7,741	7,446
Total research and development expense	$85,770	$75,363

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $12.4 million, or 10%, to $136.5 million for the year ended December 31, 2022 compared to $124.0 million for the year ended December 31, 2021. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on ongoing litigation and other corporate activities as well as costs related to our sales force, partially offset by a decrease in spending on marketing activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $1.5 million for each of the years ended December 31, 2022 and 2021.
Other income. Other income was $5.0 million for the year ended December 31, 2022 compared to $0.2 million for the year ended December 31, 2021. Other income primarily consists of investment income on our marketable securities, which increased in 2022 as a result of higher yields on our marketable securities.
Provision for income taxes. A provision for income taxes of $5.0 million and $9.2 million was recorded for the years ended December 31, 2022 and 2021, respectively. Our income tax expense or benefit is determined by applying the statutory tax rates in jurisdictions where we operate to each period’s income before income taxes. Adjustments are made for permanent differences in taxability or deductibility of pretax items as well as for other items, such as tax credits that are generated on our research and development activities. See Note 14, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
Liquidity and Capital Resources
As of December 31, 2022, our total cash and cash equivalents and marketable securities were $466.9 million compared to $432.8 million at December 31, 2021. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.

Our liquidity resources as of December 31, 2022 and 2021 are summarized as follows:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$135,029	$52,071
Marketable securities:
U.S. Treasury and government agencies	177,170	194,719
Corporate debt	154,660	186,023
Total marketable securities	331,830	380,742
Total cash, cash equivalents and marketable securities	$466,859	$432,813
As of December 31, 2022, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
In the normal course of our business, we regularly enter into agreements with third-party vendors under fee service arrangements which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination. Our non-cancellable purchase commitments for agreements longer than one year are not material. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase arrangements, are cancellable in nature or contain variable commitment terms within the agreement that are within our control.
We also have long-term contractual obligations related to our operating leases and license agreements. Refer to Note 7, Leases, and Note 10, Commitments and Contingencies, respectively, to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about these commitments.
We do not have any off-balance sheet arrangements.
Based on our current operating plans, which include costs and expenses in connection with our continued clinical development of tradipitant and our other products, U.S. commercial activities for HETLIOZ® and Fanapt®, pursuit of market approval of HETLIOZ® and Fanapt® in other regions and in other indications, and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021	Net Change
Net cash provided by (used in):
Operating activities:
Net income	$6,275	$33,152	$(26,877)
Non-cash charges	19,635	28,325	(8,690)
Net change in operating assets and liabilities	6,074	2,737	3,337
Operating activities	31,984	64,214	(32,230)
Investing activities:
Purchases of property and equipment	(679)	(552)	(127)
Net purchases, sales and maturities of marketable securities	50,604	(76,144)	126,748
Investing activities	49,925	(76,696)	126,621
Financing activities:
Proceeds from the exercise of stock options	734	3,550	(2,816)
Financing activities	734	3,550	(2,816)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	265	(91)	356
Net change in cash, cash equivalents and restricted cash	$82,908	$(9,023)	$91,931
Operating Activities. Cash flows provided by operating activities during the year ended December 31, 2022 were $32.0 million, a decrease of $32.2 million compared to $64.2 million during the year ended December 31, 2021. The decrease reflects a decrease of $26.9 million in net income and a decrease of $8.7 million in non-cash charges primarily due to a decrease in the change in deferred tax assets and additional amortization of discounts on our marketable securities, partially offset by an increase of $3.3 million from the net change in operating assets and liabilities.
Investing Activities. Cash flows provided by investing activities during the year ended December 31, 2022 were $49.9 million, an increase of $126.6 million compared to cash used in investing activities of $76.7 million during the year ended December 31, 2021. The change in investing activities reflects the timing of net reinvestment of available cash and cash equivalents in our portfolio of marketable securities.
Financing Activities. Cash flows provided by financing activities during the year ended December 31, 2022 were $0.7 million, a decrease of $2.8 million compared to $3.6 million during the year ended December 31, 2021. Financing activities include proceeds from exercises of stock options.

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
We are also exposed to risks related to changes in foreign currency exchange rates relating to our foreign operations. The functional currency of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies. We are also exposed to unfavorable fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. We do not currently hedge our foreign currency exchange rate risk. Foreign currency has not had, nor do we believe that a decrease or increase in any foreign currency exchange rates would have, a material impact on our results of operations.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2022, the end of the period covered by this annual report on Form 10- K (Annual Report), to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required under this item will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Incentive Plans
Information regarding securities authorized for issuance under equity incentive plans will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this item will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
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

ITEM 16.	Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Vanda Pharmaceuticals Inc.

February 9, 2023	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 9, 2023
Mihael H. Polymeropoulos, M.D.

/s/ Kevin Moran	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 9, 2023
Kevin Moran

/s/ Richard W. Dugan	Lead Independent Director	February 9, 2023
Richard W. Dugan

/s/ Anne Sempowski Ward	Director	February 9, 2023
Anne Sempowski Ward

/s/ Phaedra Chrousos	Director	February 9, 2023
Phaedra Chrousos

/s/ Stephen Ray Mitchell	Director	February 9, 2023
Stephen Ray Mitchell

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vanda Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Medicaid Rebates for Fanapt®
As described in Note 2 to the consolidated financial statements, the allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contracted discount rates and estimated patient utilization. The Company has recorded product revenue allowances of $45.9 million as of December 31, 2022, of which a significant amount relates to allowances for Medicaid Rebates for Fanapt®.
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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 9, 2023
We have served as the Company’s auditor since 2003.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$135,029	$52,071
Marketable securities	331,830	380,742
Accounts receivable, net	33,512	32,467
Inventory	1,194	1,025
Prepaid expenses and other current assets	17,727	11,996
Total current assets	519,292	478,301
Property and equipment, net	2,573	3,113
Operating lease right-of-use assets	8,400	9,272
Intangible assets, net	18,565	20,081
Deferred tax assets	74,039	74,878
Non-current inventory and other	11,378	8,147
Total assets	$634,247	$593,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$45,551	$34,438
Product revenue allowances	45,885	39,981
Total current liabilities	91,436	74,419
Operating lease non-current liabilities	8,813	10,055
Other non-current liabilities	6,800	4,390
Total liabilities	107,049	88,864
Commitments and contingencies (Notes 10 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 56,783,764 and 55,900,855 shares issued and outstanding at December 31, 2022 and 2021, respectively	57	56
Additional paid-in capital	686,235	669,223
Accumulated other comprehensive loss	(1,193)	(175)
Accumulated deficit	(157,901)	(164,176)
Total stockholders’ equity	527,198	504,928
Total liabilities and stockholders’ equity	$634,247	$593,792
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2022	2021	2020
Revenues:
Net product sales	$254,382	$268,682	$248,168
Total revenues	254,382	268,682	248,168
Operating expenses:
Cost of goods sold excluding amortization	24,282	25,629	23,364
Research and development	85,770	75,363	55,577
Selling, general and administrative	136,485	124,047	140,510
Intangible asset amortization	1,516	1,478	1,478
Total operating expenses	248,053	226,517	220,929
Income from operations	6,329	42,165	27,239
Other income	4,971	199	4,416
Income before income taxes	11,300	42,364	31,655
Provision for income taxes	5,025	9,212	8,318
Net income	$6,275	$33,152	$23,337
Net income per share:
Basic	$0.11	$0.60	$0.43
Diluted	$0.11	$0.58	$0.42
Weighted average shares outstanding:
Basic	56,461,877	55,548,122	54,427,683
Diluted	56,983,171	56,921,836	55,190,802
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income	$6,275	$33,152	$23,337
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(39)	(49)	68
Change in net unrealized gain (loss) on marketable securities	(1,271)	(472)	(102)
Tax benefit on other comprehensive income (loss)	292	107	24
Other comprehensive loss, net of tax	(1,018)	(414)	(10)
Comprehensive income	$5,257	$32,738	$23,327
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2019	53,549,612	$54	$631,307	$249	$(220,665)	$410,945
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,315,480	1	5,633	—	—	5,634
Stock-based compensation expense	—	—	13,360	—	—	13,360
Net income	—	—	—	—	23,337	23,337
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Balances at December 31, 2020	54,865,092	55	650,300	239	(197,328)	453,266
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,035,763	1	3,549	—	—	3,550
Stock-based compensation expense	—	—	15,374	—	—	15,374
Net income	—	—	—	—	33,152	33,152
Other comprehensive loss, net of tax	—	—	—	(414)	—	(414)
Balances at December 31, 2021	55,900,855	56	669,223	(175)	(164,176)	504,928
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	882,909	1	733	—	—	734
Stock-based compensation expense	—	—	16,279	—	—	16,279
Net income	—	—	—	—	6,275	6,275
Other comprehensive loss, net of tax	—	—	—	(1,018)	—	(1,018)
Balances at December 31, 2022	56,783,764	$57	$686,235	$(1,193)	$(157,901)	$527,198
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$6,275	$33,152	$23,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,217	1,363	1,386
Stock-based compensation	16,279	15,374	13,360
Amortization of premiums and accretion of discounts on marketable securities	(2,963)	1,649	179
Gains on sales of marketable securities	—	(12)	(229)
Intangible asset amortization	1,516	1,478	1,478
Deferred income taxes	1,130	6,745	6,189
Other non-cash adjustments, net	2,456	1,728	1,758
Changes in operating assets and liabilities:
Accounts receivable	(1,089)	(2,469)	(3,767)
Prepaid expenses and other assets	(6,136)	(1,247)	4,068
Inventory	(4,479)	(2,233)	(2,876)
Accounts payable and other liabilities	11,793	3,040	3,759
Product revenue allowances	5,985	5,646	3,133
Net cash provided by operating activities	31,984	64,214	51,775
Cash flows from investing activities
Purchases of property and equipment	(679)	(552)	(1,795)
Purchases of marketable securities	(349,258)	(420,461)	(346,622)
Sales and maturities of marketable securities	399,862	344,317	306,918
Net cash provided by (used in) investing activities	49,925	(76,696)	(41,499)
Cash flows from financing activities
Proceeds from exercise of stock options	734	3,550	5,634
Net cash provided by financing activities	734	3,550	5,634
Effect of exchange rate changes on cash, cash equivalents and restricted cash	265	(91)	53
Net change in cash, cash equivalents and restricted cash	82,908	(9,023)	15,963
Cash, cash equivalents and restricted cash
Beginning of year	52,590	61,613	45,650
End of year	$135,498	$52,590	$61,613
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
•Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors, including VSJ-110 for the treatment of dry eye and ocular inflammation and VPO-227 for the treatment of secretory diarrhea disorders, including cholera;
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, for the treatment of performance anxiety and psychiatric disorders;
•VHX-896, the active metabolite of iloperidone; and
•Antisense oligonucleotide (ASO) molecules.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$135,029	$52,071
Restricted cash included in non-current inventory and other	469	519
Total cash, cash equivalents and restricted cash	$135,498	$52,590
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
Intangible Assets
Costs incurred for products not yet approved by the FDA and for which no alternative future use exists are recorded as research and development expense. Obligations for milestone payments to other pharmaceutical companies that may result in a capitalized intangible asset are recognized when it is deemed probable that the milestone event will occur. In the event a product has been approved by the FDA or an alternative future use exists for a product, patent and license costs are capitalized and amortized on a straight-line basis over the estimated useful economic life of the of the related product patents. For intangible assets related to HETLIOZ®, the estimated useful life is through March 2035, which is the estimated economic useful life of the related product patents. Intangible assets related Fanapt® have been fully amortized on a straight-line basis to November 2016. The useful life estimate for Fanapt® was based on the market participant methodology prescribed by Accounting Standards Codification (ASC) 805, and therefore does not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031.
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

Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statement of Operations for that period.
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
Impairment of Long-Lived Assets
The Company evaluates if events and circumstances have occurred that indicate the remaining estimated useful life of its long-lived assets, such as identifiable intangible assets, may warrant revision or that the remaining balance of these assets may not be recoverable. In evaluating for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. In the event that the balance of any asset exceeds the future undiscounted or discounted cash flow estimate, impairment is recognized based on the excess of the carrying amounts of the asset above its estimated fair value. No impairment was recognized for the years ended December 31, 2022, 2021 and 2020.
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
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
HETLIOZ® net product sales	$159,655	$173,536	$160,686
Fanapt® net product sales	94,727	95,146	87,482
Total net product sales	$254,382	$268,682	$248,168
HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Specialty pharmacy customers include Accredo (a subsidiary of Express Scripts) and

OptumRx (a subsidiary of UnitedHealth Group). Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. Wholesaler customers include AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., the Company sells HETLIOZ® in Germany and has a distribution agreement for the commercialization of Fanapt® in Israel. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
The following table presents each major customer that represented more than 10% of total revenues for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
Percent of Net Product Sales	2022	2021	2020
Distributor A	36%	40%	43%
Distributor B	16%	18%	19%
Distributor C	13%	12%	12%
Distributor D	11%	10%	11%
Distributor E	11%	11%	10%
The following table presents each major customer that represented more than 10% of accounts receivable, net, as of December 31, 2022 and 2021:

	December 31,
Percent of Accounts Receivable, Net	2022	2021
Distributor A	18%	31%
Distributor B	13%	*
Distributor C	20%	17%
Distributor D	16%	16%
Distributor E	14%	14%
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
Reserves for variable consideration are classified as product revenue allowances on the Consolidated Balance Sheets, with the exception of prompt-pay discounts that are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, and product returns that are resolved during the product expiry period specified in the customer contract. The Company currently records sales allowances for the following:
•Prompt-pay: Specialty pharmacies and wholesalers are offered discounts for prompt payment. The Company expects that the specialty pharmacies and wholesalers will earn prompt payment discounts and, therefore, deducts the full amount of these discounts from total product sales when revenues are recognized.

•Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors, including the new Medicare Part D inflationary rebate effective October 1, 2022. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contracted discount rates and estimated patient utilization.
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
•Product Returns: The Company generally offers direct customers a limited right to return as contractually defined with its customers. The Company considers several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. The Company does not expect returned goods to be resalable. There was no right of return asset as of December 31, 2022 or 2021. The following table summarizes activity for product returns as of and for the years ended December 31, 2022, 2021 and 2020, all of which relates to sales of Fanapt®:

(in thousands)	Reserve for Product Returns
Balances at December 31, 2019	$6,120
Additions	3,844
Credits/payments	(5,266)
Balances at December 31, 2020	4,698
Additions	2,870
Credits/payments	(3,017)
Balances at December 31, 2021	4,551
Additions	4,332
Credits/payments	(3,739)
Balances at December 31, 2022	$5,144
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
Advertising Expense
The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $2.6 million, $6.7 million and $12.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Transactions denominated in currencies other than functional currency are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the Consolidated Balance Sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other income and were not material for the years ended December 31, 2022, 2021 and 2020, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss (NOL) carryforwards that can be utilized in the future to offset taxable income. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Interest and penalties related to income taxes are recognized as a component of income tax expense in the Consolidated Statements of Operations, and cumulative accrued interest and penalties are recognized within the related liability line items in the Consolidated Balance Sheets.
Certain Risks and Uncertainties
The Company’s products under development require approval from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance the products will receive the necessary clearance. If the Company is denied clearance or clearance is delayed, it may have a material adverse impact on the Company.
The Company’s products are concentrated in rapidly changing, highly competitive markets, which are characterized by rapid technological advances, increasing generic competition, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological developments in its industry, challenges from new generic market entrants, changes in customer or regulatory requirements or changes in industry standards, or any significant delays in the development or introduction of products or services could have a material adverse effect on the Company’s business, operating results and future cash flows.
The Company depends on single source suppliers for critical raw materials for manufacturing, as well as other components required for the administration of its products. The loss of these suppliers could delay the clinical trials or prevent or delay commercialization of the products.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly rated financial institutions. At December 31, 2022, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.
Segment and Geographic Information
The Company operates in one reporting segment and, accordingly, no segment disclosures are presented herein. Foreign sales were not material for each of the years ended December 31, 2022, 2021 and 2020.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2022, which all have contractual maturities of less than two years:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$178,351	$—	$(1,181)	$177,170
Corporate debt	155,017	14	(371)	154,660
Total marketable securities	$333,368	$14	$(1,552)	$331,830

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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of December 31, 2022 and 2021 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2022, as follows:

		Fair Value Measurement as of December 31, 2022 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$177,170	$177,170	$—	$—
Corporate debt	154,660	—	154,660	—
Total assets measured at fair value	$331,830	$177,170	$154,660	$—
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2021, as follows:

		Fair Value Measurement as of December 31, 2021 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$194,719	$194,719	$—	$—
Corporate debt	186,023	—	186,023	—
Total assets measured at fair value	$380,742	$194,719	$186,023	$—
Total assets measured at fair value as of December 31, 2022 and 2021 include no cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities and product revenue allowances, the carrying values of which materially approximate their fair values.
5. Inventory
Inventory consisted of the following as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Current assets
Work-in-process	$23	$30
Finished goods	1,171	995
Total inventory, current	$1,194	$1,025
Non-Current assets
Raw materials	$1,043	$2,143
Work-in-process	8,212	3,934
Finished goods	1,041	1,150
Total inventory, non-current	10,296	7,227
Total inventory	$11,490	$8,252
6. Property and Equipment
The following is a summary of the Company’s property and equipment, at cost, as of December 31, 2022 and 2021:

(in thousands)	Estimated Useful Life (Years)	December 31, 2022	December 31, 2021
Computer and other equipment	3	$5,941	$5,481
Furniture and fixtures	5 - 7	1,634	1,546
Leasehold improvements	5 - 11	5,417	5,463
Total property and equipment, gross		12,992	12,490
Accumulated depreciation and amortization		(10,419)	(9,377)
Total property and equipment, net		$2,573	$3,113
Depreciation expense was $1.2 million, $1.4 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
7. Leases
The Company’s long-term leases primarily include operating leases and subleases for office space in Washington, D.C. and London, England. The Company recognized ROU assets and lease liabilities related to fixed payments for these long-term operating leases in its Consolidated Balance Sheets as of December 31, 2022 and 2021. The Company also has short-term leases, including office space in Berlin, Germany.
In June 2011, the Company entered into an operating lease agreement under which it leases 33,534 square feet of office space for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. Subject to the prior rights of other tenants, the Company has the right to renew the lease for five years following its expiration in July 2028. As of December 31, 2022, the renewal period has not been included in the lease term. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The lease may be terminated early by the Company or the landlord under certain circumstances.
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
In May 2016, the Company entered into an operating lease agreement under which it leases 2,880 square feet of office space in London, England. In November 2022, the Company extended the non-cancellable portion of the lease term from 2023 to 2026.

The following is a summary of the Company’s ROU assets and operating lease liabilities as of December 31, 2022 and 2021:

(in thousands)	Classification on the Balance Sheet	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$8,400	$9,272

Liabilities
Operating lease current liabilities	Accounts payable and accrued liabilities	$2,328	$2,311
Operating lease non-current liabilities	Operating lease non-current liabilities	8,813	10,055
Total lease liabilities		$11,141	$12,366

Weighted average remaining lease term		5.2	6.2
Weighted average discount rate		8.2%	8.1%

The Company recognized operating lease cost of $2.2 million, $2.3 million and $2.3 million and short-term operating lease cost of $0.4 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. The Company also recognized $1.4 million, $1.4 million and $1.5 million, respectively, of expense related to non-lease elements, such as building maintenance services and utilities, and executory costs associated with the operating leases.
Cash paid for amounts included in the measurement of operating lease liabilities is included in operating cash flows and was $2.6 million, $2.3 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The table below reconciles the Company’s future cash obligations to operating lease liabilities recorded on the balance sheet as of December 31, 2022:

(in thousands)	Operating Leases
2023	$2,647
2024	2,714
2025	2,784
2026	2,407
2027	2,159
Thereafter	1,099
Total minimum lease payments	13,810
Less: amount of lease payments representing interest	(2,669)
Present value of future minimum lease payments	11,141
Less: current obligations under leases	(2,328)
Operating lease non-current liabilities	$8,813
8. Intangible Assets
HETLIOZ®. In January 2014, the Company announced that the FDA had approved the New Drug Application (NDA) for HETLIOZ®. As a result of this approval, the Company met a milestone under its license agreement with Bristol-Myers Squibb (BMS) that required the Company to make a license payment of $8.0 million to BMS. In April 2018, the Company met its final milestone under its license agreement with BMS when cumulative worldwide sales of HETLIOZ® reached $250.0 million. As a result of the achievement of this milestone, the Company made a payment to BMS of $25.0 million in 2018. These milestone payments were determined to be additional consideration for the acquisition of the HETLIOZ® and capitalized as an intangible asset and is being amortized on a straight-line basis over the estimated economic useful life of the related product patents.

The following is a summary of the Company’s intangible assets as of December 31, 2022:

		December 31, 2022
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	March 2035	$33,000	$14,435	$18,565
The following is a summary of the Company’s intangible assets as of December 31, 2021:

		December 31, 2021
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	July 2035	$33,000	$12,919	$20,081
As of December 31, 2022 and 2021, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
HETLIOZ®	$1,516	$1,478	$1,478
The following is a summary of the future intangible asset amortization schedule as of December 31, 2022:

(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
HETLIOZ®	$18,565	$1,516	$1,516	$1,516	$1,516	$1,516	$10,985
9. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Research and development expenses	$9,474	$10,082
Consulting and other professional fees	9,241	8,732
Compensation and employee benefits	6,839	6,515
Royalties payable	4,979	5,873
Operating lease liabilities	2,328	2,311
Accounts payable and other accrued liabilities	12,690	925
Total accounts payable and accrued liabilities	$45,551	$34,438
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of December 31, 2022, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 8). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales in the U.S. decreased from 10% to 5% in December 2022. This U.S. royalty will end in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
Fanapt®. Pursuant to the terms of a settlement agreement with Novartis Pharma AG (Novartis), Novartis transferred all U.S. and Canadian rights in the Fanapt® franchise to the Company on December 31, 2014. The Company paid directly to Sanofi S.A. (Sanofi) a fixed royalty of 3% of net sales through December 2019 related to manufacturing know-how. The Company is also obligated to pay Sanofi a fixed royalty on Fanapt® net sales equal to 6% on Sanofi know-how not related to manufacturing under certain conditions for a period of up to 10 years in markets where the new chemical entity (NCE) patent has expired or was not issued. The Company is obligated to pay this 6% royalty on net sales in the U.S. through November 2026.
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of December 31, 2022, the Company has paid Lilly $3.0 million in upfront fees and development milestones. As of December 31, 2022, remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of December 31, 2022, the Company has paid UCSF $1.6 million in upfront fees and development milestones. As of December 31, 2022, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio.
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
Purchase Commitments
In the course of its business, the Company regularly enters into agreements with third-party vendors under fee service arrangements, which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. The Company’s non-cancellable purchase commitments for agreements longer than one year are not material. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase commitments, are cancellable in nature or contain variable commitment terms within the agreement.
11. Accumulated Other Comprehensive Loss
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows for the years ended December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Foreign currency translation	$(7)	$32
Unrealized loss on marketable securities	(1,186)	(207)
Accumulated other comprehensive loss	$(1,193)	$(175)
12. Stock-Based Compensation
As of December 31, 2022, there were 6,147,756 shares subject to outstanding options and RSUs under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 11,890,000 shares of common stock authorized for issuance under the 2016 Plan, 4,257,565 shares of which remained available for future grant as of December 31, 2022.
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
As of December 31, 2022, $7.1 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.2 years. No option awards are classified as a liability as of December 31, 2022.

A summary of option activity under the Plans for the year ended December 31, 2022 is as follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,721,148	$14.16	5.77	$11,327
Granted	745,028	11.10
Expired	(14,000)	11.95
Exercised	(219,966)	3.34		1,579
Outstanding at December 31, 2022	4,232,210	14.19	5.81	—
Exercisable at December 31, 2022	2,969,040	14.43	4.62	—
Vested and expected to vest at December 31, 2022	4,104,620	14.23	5.72	—
The weighted average grant-date fair value of options granted was $5.18, $8.91 and $5.53 per share for the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value of options exercised was $1.6 million, $4.1 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Proceeds from the exercise of stock options amounted to $0.7 million, $3.6 million and $5.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
As of December 31, 2022, $19.1 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.6 years. No RSUs are classified as a liability as of December 31, 2022.
A summary of RSU activity for the Plans for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,764,740	$17.27
Granted	944,374	11.24
Forfeited	(130,625)	14.48
Vested	(662,943)	17.49
Unvested at December 31, 2022	1,915,546	14.41
The weighted average grant-date fair value of RSUs granted was $11.24, $19.57 and $11.28 per share for the years ended December 31, 2022, 2021 and 2020, respectively. The total fair value of the RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $11.6 million, $9.1 million, and $9.6 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2022, 2021 and 2020 comprised of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Research and development	$3,964	$3,955	$3,804
Selling, general and administrative	12,315	11,419	9,556
Total stock-based compensation expense	$16,279	$15,374	$13,360
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	—%	—%	—%
Weighted average expected volatility	46%	46%	51%
Weighted average expected term (years)	6.05	5.98	6.07
Weighted average risk-free rate	2.03%	0.75%	1.14%
13. Employee Benefit Plan
The Company has a defined contribution plan under IRC Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches fifty percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a 4-year period and amounted to $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
14. Income Taxes
The following is a summary of the domestic and foreign components of income before income taxes for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Domestic	$11,216	$42,221	$31,667
Foreign	84	143	(12)
Total income before income taxes	$11,300	$42,364	$31,655
The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$—	$—	$—
State	3,710	2,200	2,061
Foreign	185	267	68
Deferred
Federal	1,238	6,604	6,076
State	(111)	119	155
Foreign	3	22	(42)
Provision for income taxes	$5,025	$9,212	$8,318

The following is reconciliation between the federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Federal tax at statutory rate	21.0%	21.0%	21.0%
State taxes	4.8%	2.3%	2.6%
Change in valuation allowance	1.0%	(0.1)%	(3.5)%
Research and development credit	(25.9)%	(6.5)%	(5.4)%
Orphan drug credit	(0.9)%	(0.1)%	(1.3)%
Section 162(m) limitation	9.4%	2.6%	1.7%
Other tax rate changes	1.7%	(0.2)%	0.2%
Uncertain tax positions	24.5%	4.0%	4.7%
Stock-based compensation	5.8%	(1.8)%	5.1%
Settlements	2.6%	—%	—%
Other items	0.5%	0.5%	1.2%
Effective tax rate	44.5%	21.7%	26.3%
The following is a summary of the components of the Company’s net deferred tax assets and the related tax valuation allowance as of December 31, 2022 and 2021.

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforwards	$13,746	$35,509
Stock-based compensation	4,930	4,846
Accrued expenses	1,469	1,409
Allowance for returns and credit losses	1,560	1,142
Research and development and orphan drug credit carryforwards	42,402	39,975
Capitalized research and development expenses	16,990	—
Other	3,798	3,081
Total deferred tax assets	84,895	85,962
Deferred tax liabilities
Intangible assets	(1,924)	(1,919)
Other	(1,796)	(2,140)
Total deferred tax liabilities	(3,720)	(4,059)
Deferred tax assets, net	81,175	81,903
Less: Valuation allowance	7,136	7,025
Net deferred tax assets	$74,039	$74,878
The following is a summary of changes in the Company’s tax valuation allowance for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended
December 31, 2022	$7,025	$111	$—	$7,136
December 31, 2021	7,051	—	(26)	7,025
December 31, 2020	8,155	—	(1,104)	7,051
The Company has NOL and other tax credit carryforwards in several jurisdictions. As of December 31, 2022, the Company has $6.1 million of deferred tax assets relating to U.S. federal NOL carryforwards, along with deferred tax assets of $17.9 million and $24.5 million related to U.S. federal research and development credits and orphan drug credits, respectively. These tax attributes will begin to expire in 2035, 2024 and 2030, respectively. In addition, the Company has $7.7 million of deferred tax assets relating to other U.S. NOL carryforwards, which primarily relate to the District of Columbia. NOLs for the District of Columbia will begin to expire in 2032 and state NOLs will begin to expire in 2029.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Unrecognized tax benefits at the beginning of the year	$12,935	$11,233	$9,741
Increases (decreases) related to prior year tax positions	(75)	122	(121)
Increases related to current year tax positions	2,895	1,580	1,613
Settlements	(270)	—	—
Unrecognized tax benefits at the end of the year	$15,485	$12,935	$11,233
The amount of uncertain tax benefits that, if recognized, would impact the effective tax rate is $15.5 million. Unrecognized tax benefits are not expected to change materially over the next 12 months. Generally, the tax years 2019 through 2021 remain open to examination by the major taxing jurisdiction to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period. As of December 31, 2022, the Company is not under examination by any federal or state tax jurisdiction.
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
The following table presents the calculation of basic and diluted net income per share of common stock for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2022	2021	2020
Numerator:
Net income	$6,275	$33,152	$23,337
Denominator:
Weighted average shares outstanding, basic	56,461,877	55,548,122	54,427,683
Effect of dilutive securities	521,294	1,373,714	763,119
Weighted average shares outstanding, diluted	56,983,171	56,921,836	55,190,802
Net income per share, basic and diluted:
Basic	$0.11	$0.60	$0.43
Diluted	$0.11	$0.58	$0.42
Antidilutive securities excluded from calculations of diluted net income per share	4,786,891	2,176,944	3,407,409
16. Legal Matters
Fanapt®. In 2014 and 2015, Roxane Laboratories, Inc. (Roxane) and its affiliates, West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp (West-Ward), Inventia Healthcare Pvt. Ltd. (Inventia), Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin), Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (Taro), and Apotex Inc. and Apotex Corp. (Apotex) (collectively, the Fanapt® Defendants) each submitted an Abbreviated New Drug

Application (ANDA) to the FDA seeking approval to market generic versions of Fanapt® prior to the expiration of certain of the Company’s patents covering Fanapt®, including U.S. Patent No. 8,586,610 (‘610 Patent) and U.S. Patent No. 9,138,432 (‘432 Patent). In response, the Company filed separate lawsuits in 2014 and 2015 against each of the Fanapt® Defendants in the U.S. District Court for the District of Delaware (Delaware District Court) for patent infringement.
In August 2016, the Delaware District Court ruled in the Company’s favor, permanently enjoining Roxane from manufacturing, using, selling, offering to sell, distributing or importing any generic iloperidone product described in Roxane’s ANDA until the expiration of the ‘610 Patent in November 2027, or May 2028 if the Company obtains pediatric exclusivity. This ruling was affirmed on appeal by the U.S Court of Appeals for the Federal Circuit (Federal Circuit) in April 2018. West-Ward, having replaced Roxane as defendant following the acquisition of Roxane by West-Ward’s parent company, Hikma Pharmaceuticals PLC (Hikma), petitioned the U.S. Supreme Court for a writ of certiorari, which was denied in January 2020.
The Company entered into separate license agreements with each of Taro, Apotex and Lupin resolving these lawsuits in October 2016, December 2016 and July 2020, respectively. The license agreements grant Taro, Apotex and Lupin non-exclusive licenses to manufacture and commercialize a version of Fanapt® in the U.S. effective as of the expiration of the ‘610 Patent or earlier under certain limited circumstances. The Company entered into a license agreement with Hikma regarding the ‘432 Patent in September 2022. The license agreement grants Hikma a non-exclusive license to manufacture and commercialize a version of Fanapt® in the U.S. effective as of the expiration of the ‘610 Patent. The Company entered into a confidential stipulation with Inventia regarding any potential launch of its generic version of Fanapt®, but the Company’s lawsuit against Inventia regarding the ‘610 and ‘432 Patents remains pending.
HETLIOZ®. Between April 2018 and March 2021, the Company filed numerous Hatch-Waxman lawsuits in the Delaware District Court against Teva Pharmaceuticals USA, Inc. (Teva), MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) and Apotex (collectively the HETLIOZ® Defendants) asserting that U.S. Patent Nos. RE46,604 (‘604 Patent), 9,060,995, 9,539,234, 9,549,913, 9,730,910 (‘910 Patent), 9,844,241, 10,071,977, 10,149,829 (‘829 Patent), 10,376,487 (‘487 Patent), 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 will be infringed by the HETLIOZ® Defendants’ generic versions of HETLIOZ® for which they were seeking FDA approval. In January 2022, the Company entered into a license agreement with MSN and Impax Laboratories LLC (Impax) resolving the lawsuits against MSN. The license agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date the Company obtains pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. MSN and Impax may enter the market earlier under certain limited circumstances. The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022.
On December 13, 2022, the Delaware District Court ruled that Teva and Apotex did not infringe the ‘604 Patent, and that the asserted claims of the ‘604, ‘910, ‘829 and ‘487 Patents were invalid. On December 14, 2022, Vanda appealed the Delaware District Court’s decision to the Federal Circuit and requested an injunction prohibiting market entry by Teva and Apotex while the appeal is pending. On December 16, 2022, the Federal Circuit granted a temporary injunction to prohibit market entry by Teva and Apotex until the Federal Circuit entered its order on the Company’s motion for a stay pending appeal. On December 28, 2022, the Federal Circuit denied the Company’s request for an injunction, which therefore lifted the stay pending appeal. The oral argument for the Company’s appeal is scheduled for March 14, 2023.
On December 27, 2022, the Company filed patent infringement lawsuits, including Hatch-Waxman Act claims, against each of Teva and Apotex in the U.S. District Court for the District of New Jersey (NJ District Court) asserting that U.S. Patent No. 11,285,129, a method of administration patent that was not litigated in the Delaware District Court cases (‘129 Patent), will be infringed by Teva’s and Apotex’ generic versions of HETLIOZ®, each of which was approved by the FDA. The Company has asked the NJ District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine. On December 28, 2022, the Company filed a similar lawsuit against Apotex in the U.S. District Court for the Southern District of Florida asserting the same claims and seeking the same relief against Apotex as are asserted and sought in the litigation pending before the NJ District Court.
In January 2023, the Company filed a lawsuit in the NJ District Court against Teva challenging Teva’s advertising and marketing practices related to its at risk launch of its generic version of HETLIOZ® for the single indication of Non-24. The Company believes that Teva’s advertising and marketing practices related to its generic version of HETLIOZ® promote its product for uses beyond the limited labeling that Teva sought and the FDA approved. The Company seeks to, among other things, enjoin Teva from engaging in false and misleading advertising and recover monetary damages.

In January 2023, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) against the FDA challenging the FDA’s approval of Teva’s ANDA for its generic version of HETLIOZ® capsules under the Administrative Procedure Act, the Food, Drug, and Cosmetic Act (FDCA), and FDA regulations. Under the FDCA, every ANDA must contain information to show that the labeling proposed for the generic drug is the same as the labeling approved for the listed drug; additionally, the generic drug must have the same conditions of use as the listed drug. The Company believes that Teva’s approved labeling does not comply with these requirements. The Company has asked the DC District Court to, among other things, vacate the FDA’s approval of Teva’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order Teva to recall its shipments or sales of its generic HETLIOZ® product. In February 2023, Teva filed a motion with the DC District Court to intervene as a defendant in the lawsuit. Vanda did not oppose Teva’s motion.
Other Matters. In February 2019, a securities class action, Gordon v. Vanda Pharmaceuticals Inc., was filed in the U.S. District Court for the Eastern District of New York (New York District Court) naming the Company and certain of its officers as defendants. An amended complaint was filed in July 2019. The amended complaint, filed on behalf of a purported stockholder, asserted claims on behalf of a putative class of all persons who purchased the Company’s publicly traded securities between November 4, 2015 and February 11, 2019 (the Class), for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that the defendants made false and misleading statements and/or omissions regarding Fanapt®, HETLIOZ® and the Company’s interactions with the FDA regarding tradipitant between November 3, 2015 and February 11, 2019. In March 2020, the Company filed a motion to dismiss the complaint. In March 2021, the motion to dismiss was granted in part and denied in part. In May 2022, the parties executed a stipulation of settlement for $11.5 million to resolve the claims asserted with no admission of wrongdoing by any defendant. The settlement was preliminarily approved by the New York District Court in September 2022. Payment of the settlement amount was made by the Company’s insurers into an escrow account and is recognized in the Consolidated Balance Sheet as of December 31, 2022 in prepaid and other current assets and accounts payable and accrued liabilities. In January 2023, the New York District Court fully and finally approved the settlement and issued its final judgment and order of dismissal with prejudice, thereby resolving the class action with respect to all plaintiffs other than three individuals who requested exclusion from the Class. The settlement is not expected to have a material adverse effect on the Company’s business, results of operations or financial condition.
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
In September 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with two separate nondiscretionary obligations under the FDCA and its implementing regulations: an obligation to publish a notice of an opportunity for a hearing on Vanda’s supplemental New Drug Application (sNDA) in the Federal Register within 180 days of the filing of the sNDA, and a separate obligation to publish the same notice within 60 days of the request for a hearing. The FDA published the notice of an opportunity for a hearing on October 11, 2022. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations.
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
In November 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to produce, as required by FOIA, documents responsive to the Company’s request seeking communications within the FDA relating to tradipitant. The FDA has failed to respond and disclose the requested documents within the statutory timeframe. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.
In December 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to produce, as required by FOIA, documents responsive to the Company’s request seeking communications external to the FDA from specified FDA employees relating to HETLIOZ®. The FDA has failed to respond and disclose the requested documents within the statutory timeframe. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.
In December 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to produce, as required by FOIA, documents responsive to the Company’s request seeking communications within the FDA relating to HETLIOZ®. The FDA has failed to respond and disclose the requested documents within the statutory timeframe. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.

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

4.2	Description of Securities of the registrant (filed as Exhibit 4.2 to the registrant’s Annual Report on Form 10-K (File No. 001-34186) on February 24, 2022 and incorporated herein by reference).

10.1
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

10.10
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
10.12‡
Manufacturing Agreement, dated January 24, 2014, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to HETLIOZ®) (filed as Exhibit 10.12 to the registrants annual report on Form 10-K (File No. 001-34186) on February 24, 2022 and incorporated herein by reference).

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

10.15
Asset Transfer Agreement, dated December 22, 2014, by and among Novartis Pharma AG, Novartis AG and the registrant (relating to Fanapt®) (filed as Exhibit 10.56 to the registrant’s annual report on Form 10-K/A (File No. 001-34186) on June 10, 2015 and incorporated herein by reference).

10.16
Sublicense Agreement, dated November 20, 1997, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.30 to Titan Pharmaceutical Inc.’s registration statement on Form S-3 (File No. 333-42367) on December 16, 1997 and incorporated herein by reference).

10.17
Amendment No. 1 to Sublicense Agreement by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG, dated November 30, 1998 (filed as Exhibit 10.58 to the registrant’s annual report on Form 10-K (File No. 001-34186) on March 13, 2015 and incorporated herein by reference).

10.18
Amendment No. 2 to Sublicense Agreement, dated April 10, 2001, by and between Titan Pharmaceuticals, Inc. and Novartis Pharma AG (filed as Exhibit 10.59 to the registrant’s annual report on Form 10-K/A (File No.  001-34186) on June 10, 2015 and incorporated herein by reference).

10.19
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

10.23†
Vanda Pharmaceuticals Inc. Amended and Restated 2016 Equity Incentive Plan, as amended effective as of June 16, 2022 (filed as Exhibit 10.1 to the registrant’s registration statement on Form S-8 (File No. 333-265692) on June 16, 2022 and incorporated herein by reference).

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
10.29‡
Manufacturing Agreement, dated May 6, 2016, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to Fanapt®) (filed as Exhibit 10.29 to the registrant's annual report on Form 10-K (File No. 001-34186) on February 24, 2022 and incorporated herein by reference).

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

10.42
License Agreement, dated January 13, 2022, by and among MSN Pharmaceuticals Inc., MSN Laboratories Private Limited, Impax Laboratories LLC and the registrant (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q (File No. 001-34186) on May 6, 2022 and incorporated herein by reference).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 10, 2021 and incorporated herein by reference).

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101*
The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Indicates management contract or compensatory plan or arrangement.

‡	Portions of this exhibit have been omitted under rules of the Securities and Exchange Commission permitting the confidential treatment of select information.

*	Filed herewith.