Form 10-Q
period 2023-03-31
Vanda Pharmaceuticals Inc.
filed 2023-05-03
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

As of April 27, 2023, there were 57,444,139 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023

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
We encourage you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this Quarterly Report. In addition to the risks described in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K for the fiscal year ended December 31, 2022, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$354,171	$135,029
Marketable securities	147,325	331,830
Accounts receivable, net	24,513	33,512
Inventory	1,105	1,194
Prepaid expenses and other current assets	6,593	17,727
Total current assets	533,707	519,292
Property and equipment, net	2,333	2,573
Operating lease right-of-use assets	8,097	8,400
Intangible assets, net	18,186	18,565
Deferred tax assets	71,747	74,039
Non-current inventory and other	10,462	11,378
Total assets	$644,532	$634,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$35,092	$45,551
Product revenue allowances	58,702	45,885
Total current liabilities	93,794	91,436
Operating lease non-current liabilities	8,387	8,813
Other non-current liabilities	6,612	6,800
Total liabilities	108,793	107,049
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 57,440,992 and 56,783,764 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	57	57
Additional paid-in capital	690,586	686,235
Accumulated other comprehensive loss	(255)	(1,193)
Accumulated deficit	(154,649)	(157,901)
Total stockholders’ equity	535,739	527,198
Total liabilities and stockholders’ equity	$644,532	$634,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2023	March 31, 2022
Revenues:
Net product sales	$62,498	$60,192
Total revenues	62,498	60,192
Operating expenses:
Cost of goods sold excluding amortization	4,774	5,665
Research and development	19,237	20,969
Selling, general and administrative	36,104	40,848
Intangible asset amortization	379	379
Total operating expenses	60,494	67,861
Income (loss) from operations	2,004	(7,669)
Other income	3,524	105
Income (loss) before income taxes	5,528	(7,564)
Provision (benefit) for income taxes	2,276	(1,134)
Net income (loss)	$3,252	$(6,430)
Net income (loss) per share:
Basic	$0.06	$(0.11)
Diluted	$0.06	$(0.11)
Weighted average shares outstanding:
Basic	57,011,396	56,105,239
Diluted	57,400,152	56,105,239
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net income (loss)	$3,252	$(6,430)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	9	(16)
Change in net unrealized gain (loss) on marketable securities	1,206	(1,475)
Tax benefit (provision) on other comprehensive income (loss)	(277)	338
Other comprehensive income (loss), net of tax	938	(1,153)
Comprehensive income (loss)	$4,190	$(7,583)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2022	56,783,764	$57	$686,235	$(1,193)	$(157,901)	$527,198
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	657,228	—	—	—	—	—
Stock-based compensation expense	—	—	4,351	—	—	4,351
Net income	—	—	—	—	3,252	3,252
Other comprehensive income, net of tax	—	—	—	938	—	938
Balances at March 31, 2023	57,440,992	$57	$690,586	$(255)	$(154,649)	$535,739

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2021	55,900,855	$56	$669,223	$(175)	$(164,176)	$504,928
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	585,857	—	—	—	—	—
Stock-based compensation expense	—	—	4,778	—	—	4,778
Net loss	—	—	—	—	(6,430)	(6,430)
Other comprehensive loss, net of tax	—	—	—	(1,153)	—	(1,153)
Balances at March 31, 2022	56,486,712	$56	$674,001	$(1,328)	$(170,606)	$502,123
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net income (loss)	$3,252	$(6,430)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	291	323
Stock-based compensation	4,351	4,778
Amortization of premiums and accretion of discounts on marketable securities	(2,288)	77
Loss on sale of marketable securities	655	—
Intangible asset amortization	379	379
Deferred income taxes	2,014	4,417
Other non-cash adjustments, net	1,109	552
Changes in operating assets and liabilities:
Accounts receivable	8,901	1,957
Prepaid expenses and other assets	11,345	(13,360)
Inventory	74	(1,179)
Accounts payable and other liabilities	(10,791)	13,426
Product revenue allowances	12,511	(894)
Net cash provided by operating activities	31,803	4,046
Cash flows from investing activities
Purchases of property and equipment	(51)	(75)
Purchases of marketable securities	(163,045)	(79,134)
Sales and maturities of marketable securities	350,390	90,075
Net cash provided by investing activities	187,294	10,866
Effect of exchange rate changes on cash, cash equivalents and restricted cash	45	(57)
Net change in cash, cash equivalents and restricted cash	219,142	14,855
Cash, cash equivalents and restricted cash
Beginning of period	135,498	52,590
End of period	$354,640	$67,445
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements includes the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2022. The financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$354,171	$66,927
Restricted cash included in non-current inventory and other	469	518
Total cash, cash equivalents and restricted cash	$354,640	$67,445
Revenue from Net Product Sales
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
HETLIOZ® net product sales	$39,616	$37,031
Fanapt® net product sales	22,882	23,161
Total net product sales	$62,498	$60,192
The Company’s HETLIOZ® net product sales for the three months ended March 31, 2023 reflect higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers. HETLIOZ® net product sales will likely decline in future periods, potentially significantly, as a result of the reduction of the elevated inventory levels at specialty pharmacy customers at March 31, 2023 and as a result of continued generic competition absent removal of generic HETLIOZ® products from the United States (U.S.) market. Additionally, the Company constrained HETLIOZ® net product sales for the three months ended March 31, 2023 to an amount not probable of revenue reversal. HETLIOZ® net product sales could experience variability in future periods as uncertainties associated with variable consideration related to the significant increase of inventory stocking during the three months ended March 31, 2023 are resolved.
Major Customers
HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 86% of total revenues for the three months ended March 31, 2023. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 88% of total accounts receivable at March 31, 2023. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2023, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$138,015	$44	$(397)	$137,662
Corporate debt	9,642	21	—	9,663
Total marketable securities	$147,657	$65	$(397)	$147,325
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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of March 31, 2023 and December 31, 2022 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of March 31, 2023, as follows:

		Fair Value Measurement as of March 31, 2023 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$137,662	$137,662	$—	$—
Corporate debt	9,663	—	9,663	—
Total assets measured at fair value	$147,325	$137,662	$9,663	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2022, as follows:

		Fair Value Measurement as of December 31, 2022 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$177,170	$177,170	$—	$—
Corporate debt	154,660	—	154,660	—
Total assets measured at fair value	$331,830	$177,170	$154,660	$—
Total assets measured at fair value as of March 31, 2023 and December 31, 2022 include no cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, and product revenue allowances, the carrying values of which materially approximate their fair values.
5. Inventory
Inventory consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Current assets
Work-in-process	$23	$23
Finished goods	1,082	1,171
Total inventory, current	$1,105	$1,194
Non-Current assets
Raw materials	$1,043	$1,043
Work-in-process	7,504	8,212
Finished goods	1,036	1,041
Total inventory, non-current	9,583	10,296
Total inventory	$10,688	$11,490
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. The Company’s inventory balance consisted of $7.4 million and $8.0 million of HETLIOZ® product and $3.3 million and $3.4 million of Fanapt® product as of March 31, 2023 and December 31, 2022, respectively.
6. Intangible Assets
HETLIOZ®. In January 2014, the Company announced that the FDA had approved the New Drug Application (NDA) for HETLIOZ®. As a result of this approval, the Company met a milestone under its license agreement with Bristol-Myers Squibb (BMS) that required the Company to make a license payment of $8.0 million to BMS. In April 2018, the Company met its final milestone under its license agreement with BMS when cumulative worldwide sales of HETLIOZ® reached $250.0 million. As a result of the achievement of this milestone, the Company made a payment to BMS of $25.0 million in 2018. These milestone payments were determined to be additional consideration for the acquisition of HETLIOZ® and capitalized as an intangible asset and are being amortized on a straight-line basis over the estimated economic useful life of the related product patents.

The following is a summary of the Company’s intangible assets as of March 31, 2023:

		March 31, 2023
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	March 2035	$33,000	$14,814	$18,186
The following is a summary of the Company’s intangible assets as of December 31, 2022:

		December 31, 2022
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	March 2035	$33,000	$14,435	$18,565
As of March 31, 2023 and December 31, 2022, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for each of the three months ended March 31, 2023 and 2022. The following is a summary of the future intangible asset amortization schedule as of March 31, 2023:

(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
HETLIOZ®	$18,186	$1,137	$1,516	$1,516	$1,516	$1,516	$10,985
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Research and development expenses	$11,676	$9,474
Consulting and other professional fees	10,713	9,241
Royalties payable	3,421	4,979
Compensation and employee benefits	3,136	6,839
Operating lease liabilities	2,346	2,328
Accounts payable and other accrued liabilities	3,800	12,690
Total accounts payable and accrued liabilities	$35,092	$45,551
As of December 31, 2022, the prepaid expenses and other current assets and accounts payable and accrued liabilities balances included $11.5 million related to the case, Gordon v. Vanda Pharmaceuticals Inc. In January 2023, the settlement related to the case was fully and finally approved. As a result, the Company removed the associated prepaid and liability balances. (See Note 16, Legal Matters, in Part II, Item 8 of the Annual Report for additional information.)
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of March 31, 2023, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales in the U.S. decreased from 10% to 5% in December 2022. This U.S. royalty will end in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of March 31, 2023, the Company has paid Lilly $3.0 million in upfront fees and development milestones. As of March 31, 2023 remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of March 31, 2023, the Company has paid UCSF $1.6 million in upfront fees and development milestones. As of March 31, 2023 remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio.
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

Other Agreements
In September 2022, the Company entered into an agreement with OliPass Corporation (OliPass) to jointly develop a set of ASO molecules based on OliPass’ proprietary modified peptide nucleic acids. As consideration for entering into the arrangement, the Company paid OliPass an upfront fee of $3.0 million, which was recorded as research and development expense during the year ended December 31, 2022. The Company is funding the research and development activities and has the option to license jointly developed intellectual property upon successful development.
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
9. Accumulated Other Comprehensive Loss
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Foreign currency translation	$2	$(7)
Unrealized loss on marketable securities	(257)	(1,186)
Accumulated other comprehensive loss	$(255)	$(1,193)
10. Stock-Based Compensation
As of March 31, 2023, there were 6,985,906 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 11,890,000 shares of common stock authorized for issuance under the 2016 Plan, 2,756,373 shares of which remained available for future grant as of March 31, 2023.
Stock Options
The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms. Service option awards granted to employees and new directors upon their election vest and become exercisable over four years, with the first 25% of the shares subject to service option awards vesting on the first anniversary of the grant date and the remaining 75% of the shares subject to the service option awards in 36 equal monthly installments thereafter. Subsequent annual service option awards granted to directors vest and become exercisable in full on the first anniversary of the grant date. Service option awards granted to executive officers and certain other employees provide for partial acceleration of vesting if the executive officer or employee is subject to an involuntary termination, and full acceleration of vesting if the executive officer or employee is subject to an involuntary termination within 24 months after a change in control of the Company. Service option awards granted to directors provide for accelerated vesting if there is a change in control of the Company or if the director’s service terminates as a result of the director’s death or total and permanent disability.
As of March 31, 2023, $8.6 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.4 years. No option awards are classified as a liability as of March 31, 2023.

A summary of option activity under the Plans for the three months ended March 31, 2023 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,232,210	$14.19	5.81	$—
Granted	774,976	7.01
Expired	(5,417)	14.38
Outstanding at March 31, 2023	5,001,769	13.08	6.24	21
Exercisable at March 31, 2023	3,229,665	14.32	4.71	—
Vested and expected to vest at March 31, 2023	4,670,167	13.39	6.00	14
The weighted average grant date fair value of options granted was $3.57 and $5.28 per share for the three months ended March 31, 2023 and 2022, respectively. There were no proceeds from the exercise of stock options for the three months ended March 31, 2023 and 2022.
Restricted Stock Units
An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs under the Plans with service conditions (service RSUs) that are subject to terms and conditions established by the compensation committee of the board of directors. Service RSUs granted to employees vest in four equal annual installments provided that the employee remains employed with the Company. Service RSUs granted to executive officers and certain other employees provide for accelerated vesting if the executive officer or employee is subject to an involuntary termination within 24 months after a change in control. Annual service RSUs granted to directors vest on the first anniversary of the grant date and provide for accelerated vesting if there is a change in control of the Company.
As of March 31, 2023, $20.8 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.8 years. No RSUs are classified as a liability as of March 31, 2023.
A summary of RSU activity for the Plans for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	1,915,546	$14.41
Granted	765,708	7.03
Forfeited	(39,492)	12.70
Vested	(657,625)	15.53
Unvested at March 31, 2023	1,984,137	11.23
The grant date fair value for the 657,625 shares underlying RSUs that vested during the three months ended March 31, 2023 was $10.2 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022 was comprised of the following:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Research and development	$1,066	$1,160
Selling, general and administrative	3,285	3,618
Total stock-based compensation expense	$4,351	$4,778
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the

U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Expected dividend yield	0%	0%
Weighted average expected volatility	47%	47%
Weighted average expected term (years)	6.15	6.05
Weighted average risk-free rate	3.92%	1.86%
11. Income Taxes
For the three months ended March 31, 2023 and 2022, the Company recorded a provision for income taxes of $2.3 million and income tax benefit of $1.1 million, respectively. The income tax expense (benefit) for the three months ended March 31, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $1.1 million for each period.
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
The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2023	March 31, 2022
Numerator:
Net income (loss)	$3,252	$(6,430)
Denominator:
Weighted average shares outstanding, basic	57,011,396	56,105,239
Effect of dilutive securities	388,756	—
Weighted average shares outstanding, diluted	57,400,152	56,105,239
Net income (loss) per share, basic and diluted:
Basic	$0.06	$(0.11)
Diluted	$0.06	$(0.11)
Antidilutive securities excluded from calculations of diluted net income (loss) per share	6,133,050	4,263,975
The Company incurred a net loss for the three months ended March 31, 2022 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
13. Legal Matters
HETLIOZ®. Between April 2018 and March 2021, the Company filed numerous Hatch-Waxman lawsuits in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva Pharmaceuticals USA, Inc. (Teva), MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) and Apotex Inc. and Apotex Corp. (Apotex, and collectively with Teva and MSN, the HETLIOZ® Defendants) asserting that U.S. Patent Nos. RE46,604 (‘604 Patent), 9,060,995, 9,539,234, 9,549,913, 9,730,910 (‘910 Patent), 9,844,241, 10,071,977, 10,149,829 (‘829 Patent), 10,376,487 (‘487 Patent), 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 will be infringed by the HETLIOZ® Defendants’ generic versions of HETLIOZ® for which they were seeking FDA approval. As initially disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission (SEC) on January 14, 2022, in January 2022, the Company entered into a license agreement with MSN and Impax Laboratories LLC (Impax) resolving the lawsuits against MSN (the MSN/Impax License Agreement). The MSN/Impax License Agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s generic version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date the Company obtains pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. The MSN/Impax License Agreement also provides that MSN and Impax may launch a generic version of HETLIOZ® earlier under certain limited circumstances. The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022.
On December 13, 2022, the Delaware District Court ruled that Teva and Apotex did not infringe the ‘604 Patent, and that the asserted claims of the ‘604, ‘910, ‘829 and ‘487 Patents were invalid. In December 2022, the Company appealed the Delaware District Court’s decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) and an oral argument for the appeal was held in March 2023.
On December 27, 2022, the Company filed patent infringement lawsuits, including Hatch-Waxman Act claims, against each of Teva and Apotex in the U.S. District Court for the District of New Jersey (NJ District Court) asserting that U.S. Patent No. 11,285,129, a method of administration patent that was not litigated in the Delaware District Court cases (‘129 Patent), will be infringed by Teva’s and Apotex’ generic versions of HETLIOZ®, each of which was approved by the FDA. The Company asked the NJ District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine. In February 2023, the case was transferred to the Delaware District Court, where it is now pending.
In January 2023, the Company filed a lawsuit in the NJ District Court against Teva challenging Teva’s advertising and marketing practices related to its at-risk launch of its generic version of HETLIOZ® for the single indication of Non-24. The Company believes that Teva’s advertising and marketing practices related to its generic version of HETLIOZ® promote its product for uses beyond the limited labeling that Teva sought, and the FDA approved. The Company seeks to, among other things, enjoin Teva from engaging in false and misleading advertising and recover monetary damages. In March 2023, Teva filed a motion to dismiss or to transfer the case to the Delaware District Court.
In January 2023, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) against the FDA challenging the FDA’s approval of Teva’s Abbreviated New Drug Application (ANDA) for its generic version of HETLIOZ® capsules under the Administrative Procedure Act, the Food, Drug, and Cosmetic Act (FDCA), and FDA regulations. Under the FDCA, every ANDA must contain information to show that the labeling proposed for the generic drug is the same as the labeling approved for the listed drug; additionally, the generic drug must have the same conditions of use as the listed drug. The labeling and packaging for HETLIOZ® includes Braille, but Teva’s generic tasimelteon does not. On this basis, the Company believes that Teva’s approved labeling does not comply with applicable requirements. The Company has asked the DC District Court to, among other things, vacate the FDA’s approval of Teva’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order Teva to recall its shipments or sales of its generic HETLIOZ® product. In February 2023, Teva joined the lawsuit as a defendant.
Other Matters. From April to December 2022, the Company filed six lawsuits in the DC District Court against the FDA to compel the FDA to produce records under the Freedom of Information Act (FOIA). The first lawsuit, in April 2022, requested certain records relating to its denial of the Company’s supplemental NDA for HETLIOZ® in the treatment of jet lag disorder. The Company had repeatedly attempted to obtain these records from the FDA pursuant to a FOIA request submitted by the Company in December of 2019, but the FDA refused to provide them, claiming an exemption under FOIA. In March 2023, the DC District Court ruled in the Company’s favor, rejecting the FDA’s claim that the exemption applied to the records requested. The remaining lawsuits, which relate to requests for certain records regarding cases in which the FDA waived its putative requirement of a 9-month non-rodent toxicity study before drugs can be tested on human patients for extended durations; communications external to and within the FDA relating to tradipitant; and communications external to and within the FDA relating to HETLIOZ®, are ongoing. The FDA has failed to respond and disclose the requested documents within the statutory timeframe with respect to each of these requests. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.
In April 2022, the Company filed a lawsuit in the U.S. District Court for the District of Maryland (the MD District Court) against the Centers for Medicare & Medicaid Services (CMS) and the Administrator of CMS challenging CMS’ rule broadly interpreting the defined terms “line extension” and “new formulation” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), which went into effect in January 2022 (the

Rule). The Company believes that the Rule is unlawful and contrary to the intent of Congress when it passed the ACA. Under the Rule, certain of the Company’s products would be treated as line extensions and new formulations subject to enhanced rebates, despite the statutory text and CMS’ own long-standing practice, under which such products would not constitute line extensions or new formulations. In March 2023, the MD District Court ruled that CMS’ interpretation of the terms was reasonable and consistent with Congress’ intent. The Company has appealed the ruling to the U.S. Court of Appeals for the Fourth Circuit.
In May 2022, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s denial of Fast Track designation for tradipitant. In October 2021, the Company submitted to the FDA a request for Fast Track designation for tradipitant under the Food and Drug Administration Modernization Act of 1997 (FDAMA). The FDAMA provides for expedited development and review of drugs that receive Fast Track designation from the FDA. Under the FDAMA, the FDA must designate a drug as a Fast Track product if it both (1) is intended to treat a serious or life-threatening disease or condition and (2) demonstrates the potential to address unmet medical needs for such disease or condition. Although Fast Track designation is non-discretionary when the criteria are satisfied, the FDA denied the Company’s request for Fast Track designation. The Company does not believe that the FDA based its decision on the relevant criteria. Therefore, among other reasons, the Company maintains that the FDA’s denial is unlawful. The Company has asked the DC District Court to, among other things, set aside and vacate the FDA’s denial. An oral argument was held in January 2023.
In September 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with two separate nondiscretionary obligations under the FDCA and its implementing regulations: an obligation to publish a notice of an opportunity for a hearing on the Company’s supplemental New Drug Application (sNDA) in the Federal Register within 180 days of the filing of the sNDA, and a separate obligation to publish the same notice within 60 days of the request for a hearing. The FDA published the notice of an opportunity for a hearing on October 11, 2022. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations.
In May 2023, the Company filed a lawsuit in the U.S. Court of Federal Claims (Federal Claims Court) against the federal government for the uncompensated taking and misuse of the Company’s trade secrets and confidential information. The Company believes that the FDA violated the Fifth Amendment’s due process clause by improperly providing confidential details from the Company’s drug master files for HETLIOZ® and Fanapt® to generic drug manufacturers during the FDA’s review of the manufacturers’ ANDAs. The Company has asked the Federal Claims Court to, among other things, declare that the FDA’s disclosure of the Company’s confidential commercial information constitutes a taking for purposes of the Fifth Amendment and award just compensation.

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
Operational Highlights
Fanapt®
•We previously announced positive results in the Phase III clinical study of Fanapt® in acute manic and mixed episodes associated with bipolar I disorder in adults. We expect to submit a supplemental New Drug Application (sNDA) in the second quarter of 2023.
HETLIOZ®
•We are continuing to pursue regulatory approvals for HETLIOZ® in the indications of insomnia and jet lag disorder.
•On March 14, 2023, the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit) held an oral argument in relation to our appeal of the HETLIOZ® Abbreviated New Drug Application litigation ruling in favor of defendants Teva Pharmaceuticals USA, Inc., Apotex Inc. and Apotex Corp. We await the Federal Circuit’s decision.
•In March 2023, we announced that we had prevailed against the U.S. Food and Drug Administration (FDA) in a Freedom of Information Act lawsuit regarding certain records relating to the FDA’s denial of our sNDA for HETLIOZ® in jet lag disorder.
Tradipitant
•We are preparing for the submission of a New Drug Application (NDA) for tradipitant for patients with gastroparesis. We expect to submit this NDA to the FDA in the second quarter of 2023.
•The Phase III study of tradipitant in the treatment of motion sickness is fully enrolled. Results are expected by mid-2023.

Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing HETLIOZ® and Fanapt® in the U.S. and Europe, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks that are detailed in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2022.
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
HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. We invoice and record revenue when customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., we sell HETLIOZ® in Germany and have a distribution agreement with Megapharm Ltd. for the commercialization of Fanapt® in Israel. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known. During the three months ended March 31, 2023, we constrained the variable consideration for HETLIOZ® net product sales.
Reserves for variable consideration are classified as product revenue allowances on the Condensed Consolidated Balance Sheets, with the exception of prompt-pay discounts, which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Condensed Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, and product returns that are resolved during the product expiry period specified in the customer contract. Due to increased inventory stocking at specialty pharmacy customers of HETLIOZ® in the first quarter of 2023, the time for these uncertainties to be resolved could be longer than we have historically experienced. We currently record sales allowances for the following:
Prompt-pay: Specialty pharmacies and wholesalers are generally offered discounts for prompt payment. We expect that the specialty pharmacies and wholesalers will earn prompt payment discounts and, therefore, deduct the full amount of these discounts from total product sales when revenues are recognized.
Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors, including the new Medicare Part D inflationary rebate effective October 1, 2022. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid and Medicare. The allowances for rebates are based on statutory or contracted discount rates and estimated patient utilization.
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
Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of March 31, 2023 or December 31, 2022.
The following table summarizes sales discounts and allowance activity as of and for the three months ended March 31, 2023:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2022	$37,459	$10,024	$47,483
Provision related to current period sales	36,863	7,862	44,725
Adjustments for prior period sales	410	170	580
Credits/payments made	(25,467)	(7,532)	(32,999)
Balances at March 31, 2023	$49,265	$10,524	$59,789
The provision of $36.9 million for rebates and chargebacks for the three months ended March 31, 2023 primarily represents Medicaid rebates applicable to sales of HETLIOZ® and Fanapt®. The provision of $7.9 million for discounts, returns and other for the three months ended March 31, 2023 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and estimated product returns of Fanapt®, and co-pay assistance costs and prompt-pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.
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
We filed several Hatch-Waxman lawsuits in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. and Apotex Corp (Apotex), MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (MSN) (collectively, the HETLIOZ® Defendants) asserting infringement of patents covering HETLIOZ® 20 mg capsules. As initially disclosed in our Form 8-K filed with the Securities and Exchange Commission (SEC) on January 14, 2022, in January 2022, we entered into a license agreement with MSN and Impax Laboratories LLC (Impax) resolving the lawsuits against MSN (the MSN/Impax License Agreement). The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022. In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe U.S. Patent No. RE46,604, and that the asserted claims of U.S. Patent Nos. RE46,604; 9,730,910; 10,149,829; and 10,376,487 were invalid. In December 2022, we appealed the Delaware District Court’s decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) and an oral argument for the appeal was held in March 2023. We have also filed patent infringement lawsuits, including Hatch-Waxman Act claims against each of Teva and Apotex asserting infringement of a method of administration patent that was not litigated in the Delaware District Court, which are currently pending before the Delaware District Court. This litigation does not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, the litigation does not relate to the HETLIOZ LQ® oral suspension formulation. The unfavorable ruling by the Delaware District Court and subsequent developments related to the HETLIOZ® patent litigation was determined to be a triggering event for potential impairment in the fourth quarter of 2022. As a result, we performed an impairment review for our HETLIOZ® asset group and determined, based upon our review of undiscounted cash flows, that the carrying value of our HETLIOZ® asset group, inclusive of the intangible asset, is recoverable. Accordingly, we did not record an intangible asset impairment charge for the periods ended March 31, 2023 and December 31, 2022. Additionally, our expected cash flows continue to support our estimated useful economic life of the intangible asset through March 2035.
Income taxes. We assess the need for a valuation allowance against our deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected taxable income. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities, which could be affected by the HETLIOZ® generic competition, amongst other factors. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q (Quarterly Report) for information on recent accounting pronouncements.
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property. In December 2022, the Delaware District Court ruled in favor of the remaining HETLIOZ® Defendants in our patent litigation relating to the Defendants’ filing of Abbreviated New Drug Applications (ANDAs) for generic versions of HETLIOZ® in the U.S. We disagree with the ruling that the claims of our patents are invalid and are vigorously pursuing appeal. The FDA approved Teva’s ANDA in December 2022, and Teva has since launched its generic version of HETLIOZ® at risk in the U.S. The FDA has also approved the ANDAs for Apotex and MSN, and HETLIOZ® could face even more competition from generic companies in the U.S. in the near term in light of the patent litigation rulings against us. The MSN/Impax License Agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s generic version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date we obtain pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. The MSN/Impax License Agreement also provides that MSN and Impax may launch a generic version of HETLIOZ® earlier under certain limited circumstances. MSN and its commercial partner, Amneal Pharmaceuticals, Inc. have informed us of their belief that such circumstances have occurred. We disagree with this position and intend to aggressively defend our legal rights to exclusivity for HETLIOZ®. Sales of generic versions of HETLIOZ® could result in a significant reduction in the demand for HETLIOZ® and/or the price at which we can sell it and/or create volatility in net product sales in future periods, which would have a material and adverse impact on our revenues and results of operations. Unless and until we are able to successfully enforce our legal rights to exclusivity, we may reduce the amount we spend with the intention of retaining the capability to ramp-up promptly.
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Revenues. Total revenues increased by $2.3 million, or 4%, to $62.5 million for the three months ended March 31, 2023 compared to $60.2 million for the three months ended March 31, 2022. Revenues were as follows:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	Net Change	Percent
HETLIOZ® net product sales	$39,616	$37,031	$2,585	7%
Fanapt® net product sales	22,882	23,161	(279)	(1)%
Total net product sales	$62,498	$60,192	$2,306	4%
HETLIOZ® net product sales increased by $2.6 million, or 7%, to $39.6 million for the three months ended March 31, 2023 compared to $37.0 million for the three months ended March 31, 2022. The increase to net product sales was attributable to an increase in volume, partially offset by a decrease in price net of deductions. Our HETLIOZ® net product sales for the three months ended March 31, 2023 reflect higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers.

HETLIOZ® net product sales will likely decline in future periods, potentially significantly, as a result of the reduction of the elevated inventory levels at specialty pharmacy customers at March 31, 2023 and as a result of continued generic competition absent removal of generic HETLIOZ® products from the U.S. market. Additionally, we constrained HETLIOZ® net product sales for the three months ended March 31, 2023 to an amount not probable of revenue reversal. HETLIOZ® net product sales could experience variability in future periods as uncertainties associated with variable consideration related to the significant increase of inventory stocking during the three months ended March 31, 2023 are resolved.
Fanapt® net product sales decreased by $0.3 million, or 1%, to $22.9 million for the three months ended March 31, 2023 compared to $23.2 million for the three months ended March 31, 2022. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions.
Cost of goods sold. Cost of goods sold decreased by $0.9 million, or 16%, to $4.8 million for the three months ended March 31, 2023 compared to $5.7 million for the three months ended March 31, 2022. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 5% of HETLIOZ® net product sales in Germany and 6% of Fanapt® net product sales. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and are expected to end in the second quarter of 2024. We evaluate expiry risk by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $7.4 million and $8.0 million of HETLIOZ® product and $3.3 million and $3.4 million of Fanapt® product as of March 31, 2023 and December 31, 2022, respectively.
Research and development expenses. Research and development expenses decreased by $1.7 million, or 8%, to $19.2 million for the three months ended March 31, 2023 compared to $21.0 million for the three months ended March 31, 2022. The decrease was primarily due to a decrease in clinical trial expenses associated with our Fanapt® development program, partially offset by an increase in clinical trial expenses associated with our tradipitant development program and our other development programs, which include expenses incurred on product discovery.
The following table summarizes the costs of our product development initiatives for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Direct project costs (1)
HETLIOZ®	$2,478	$3,084
Fanapt®	2,030	8,600
Tradipitant	8,339	4,755
VTR-297	444	415
CFTR	378	332
VQW-765	362	933
Other	2,814	715
Total direct project costs	16,845	18,834
Indirect project costs (1)
Stock-based compensation	1,066	1,160
Other indirect overhead	1,326	975
Total indirect project costs	2,392	2,135
Total research and development expense	$19,237	$20,969
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

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $4.7 million, or 12%, to $36.1 million for the three months ended March 31, 2023 compared to $40.8 million for the three months ended March 31, 2022. The decrease in selling, general and administrative expenses was primarily the result of a decrease in spending on marketing activities and commercial support for our commercial products, as well as ongoing litigation.
Intangible asset amortization. Intangible asset amortization was $0.4 million for each of the three months ended March 31, 2023 and 2022.
Other income. Other income was $3.5 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022. Other income primarily consists of investment income on our marketable securities, which increased in 2023 as a result of higher yields on our marketable securities.
Provision (benefit) for income taxes. A provision for income taxes of $2.3 million and income tax benefit of $1.1 million was recorded for the three months ended March 31, 2023 and 2022, respectively. The income tax expense (benefit) for each of the three months ended March 31, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $1.1 million for each period.
Liquidity and Capital Resources
As of March 31, 2023, our total cash and cash equivalents and marketable securities were $501.5 million compared to $466.9 million at December 31, 2022. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of March 31, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$354,171	$135,029
Marketable securities:
U.S. Treasury and government agencies	137,662	177,170
Corporate debt	9,663	154,660
Total marketable securities	147,325	331,830
Total cash, cash equivalents and marketable securities	$501,496	$466,859
As of March 31, 2023, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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
Based on our current operating plans, which include costs and expenses in connection with our continued clinical development of tradipitant and our other products, U.S. commercial activities for HETLIOZ® and Fanapt®, pursuit of regulatory approval of HETLIOZ® and Fanapt® in other regions and in other indications, and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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
Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	Net Change
Net cash provided by:
Operating activities:
Net income (loss)	$3,252	$(6,430)	$9,682
Non-cash charges	6,511	10,526	(4,015)
Net change in operating assets and liabilities	22,040	(50)	22,090
Operating activities	31,803	4,046	27,757
Investing activities:
Purchases of property and equipment	(51)	(75)	24
Net purchases, sales and maturities of marketable securities	187,345	10,941	176,404
Investing activities	187,294	10,866	176,428
Effect of exchange rate changes on cash, cash equivalents and restricted cash	45	(57)	102
Net change in cash, cash equivalents and restricted cash	$219,142	$14,855	$204,287
Operating Activities: Cash flows provided by operating activities during the three months ended March 31, 2023 were $31.8 million, an increase of $27.8 million compared to $4.0 million during the three months ended March 31, 2022. The increase reflects an increase of $9.7 million in net income and an increase of $22.1 million from the net change in operating assets and liabilities primarily due to changes in our accounts receivable and product revenue allowances as a result of increased inventory stocking of HETLIOZ® at specialty pharmacy customers in the first quarter of 2023, partially offset by a decrease of $4.0 million in non-cash charges primarily due to a decrease in the change in deferred tax assets and additional amortization of discounts on our marketable securities.
Investing Activities: Cash flows provided by investing activities during the three months ended March 31, 2023 were $187.3 million, an increase of $176.4 million compared to $10.9 million during the three months ended March 31, 2022. The change in investing activities reflects the timing of net reinvestment of available cash and cash equivalents in our portfolio of marketable securities.
Financing Activities: Financing activities include proceeds from exercises of stock options. There were no exercises of stock options during the three months ended March 31, 2023 and March 31, 2022.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2023, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings
Information with respect to this item may be found in Note 13, Legal Matters, to the condensed consolidated financial statements in Part I of this quarterly report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A	Risk Factors
We previously disclosed in Part I, Item 1A of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 9, 2023, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than as set forth below, there have been no material changes in our risk factors subsequent to the filing of our Annual Report for the fiscal year ended December 31, 2022.
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
None

ITEM 3	Defaults Upon Senior Securities
None

ITEM 4	Mine Safety Disclosures
Not applicable

ITEM 5	Other Information
Approval of Amendment to Amended and Restated 2016 Equity Incentive Plan
On March 16, 2023, our Board of Directors approved, subject to stockholder approval, an amendment to our Amended and Restated 2016 Equity Incentive Plan, as amended (the 2016 Plan). The amendment to the 2016 Plan, if approved by the stockholders, will increase the aggregate number of shares of common stock that may be issued by us pursuant to awards under the 2016 Plan by 1,900,000 shares.

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

10.1†*	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Amended and Restated 2016 Equity Incentive Plan

10.2†*	Form of Restricted Stock Unit Award Agreement for Employees under the Amended and Restated 2016 Equity Incentive Plan

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section  906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

May 3, 2023	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

May 3, 2023	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)