Form 10-Q
period 2023-06-30
Vanda Pharmaceuticals Inc.
filed 2023-07-28
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

As of July 20, 2023, there were 57,508,663 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2023

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
We encourage you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this Quarterly Report. In addition to the risks described in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2022, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$150,031	$135,029
Marketable securities	339,320	331,830
Accounts receivable, net	33,621	33,512
Inventory	1,080	1,194
Prepaid expenses and other current assets	9,452	17,727
Total current assets	533,504	519,292
Property and equipment, net	2,164	2,573
Operating lease right-of-use assets	7,782	8,400
Intangible assets, net	17,808	18,565
Deferred tax assets	70,476	74,039
Non-current inventory and other	9,948	11,378
Total assets	$641,682	$634,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,929	$45,551
Product revenue allowances	55,468	45,885
Total current liabilities	87,397	91,436
Operating lease non-current liabilities	7,942	8,813
Other non-current liabilities	6,445	6,800
Total liabilities	101,784	107,049
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 57,496,913 and 56,783,764 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	57	57
Additional paid-in capital	693,835	686,235
Accumulated other comprehensive loss	(865)	(1,193)
Accumulated deficit	(153,129)	(157,901)
Total stockholders’ equity	539,898	527,198
Total liabilities and stockholders’ equity	$641,682	$634,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Net product sales	$46,056	$64,390	$108,554	$124,582
Total revenues	46,056	64,390	108,554	124,582
Operating expenses:
Cost of goods sold excluding amortization	3,499	6,059	8,273	11,724
Research and development	16,647	21,490	35,884	42,459
Selling, general and administrative	28,399	33,001	64,503	73,849
Intangible asset amortization	378	379	757	758
Total operating expenses	48,923	60,929	109,417	128,790
Income (loss) from operations	(2,867)	3,461	(863)	(4,208)
Other income	5,459	329	8,983	434
Income (loss) before income taxes	2,592	3,790	8,120	(3,774)
Provision for income taxes	1,072	1,216	3,348	82
Net income (loss)	$1,520	$2,574	$4,772	$(3,856)
Net income (loss) per share:
Basic	$0.03	$0.05	$0.08	$(0.07)
Diluted	$0.03	$0.05	$0.08	$(0.07)
Weighted average shares outstanding:
Basic	57,453,916	56,508,533	57,233,878	56,307,999
Diluted	57,535,615	56,821,024	57,469,105	56,307,999
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$1,520	$2,574	$4,772	$(3,856)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	3	(30)	12	(46)
Change in net unrealized gain (loss) on marketable securities	(796)	(95)	410	(1,570)
Tax benefit (provision) on other comprehensive income (loss)	183	22	(94)	360
Other comprehensive income (loss), net of tax	(610)	(103)	328	(1,256)
Comprehensive income (loss)	$910	$2,471	$5,100	$(5,112)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2022	56,783,764	$57	$686,235	$(1,193)	$(157,901)	$527,198
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	657,228	—	—	—	—	—
Stock-based compensation expense	—	—	4,351	—	—	4,351
Net income	—	—	—	—	3,252	3,252
Other comprehensive income, net of tax	—	—	—	938	—	938
Balances at March 31, 2023	57,440,992	$57	$690,586	$(255)	$(154,649)	$535,739
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	55,921	—	—	—	—	—
Stock-based compensation expense	—	—	3,249	—	—	3,249
Net income	—	—	—	—	1,520	1,520
Other comprehensive loss, net of tax	—	—	—	(610)	—	(610)
Balances at June 30, 2023	57,496,913	$57	$693,835	$(865)	$(153,129)	$539,898

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2021	55,900,855	$56	$669,223	$(175)	$(164,176)	$504,928
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	585,857	—	—	—	—	—
Stock-based compensation expense	—	—	4,778	—	—	4,778
Net loss	—	—	—	—	(6,430)	(6,430)
Other comprehensive loss, net of tax	—	—	—	(1,153)	—	(1,153)
Balances at March 31, 2022	56,486,712	$56	$674,001	$(1,328)	$(170,606)	$502,123
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	65,750	1	124	—	—	125
Stock-based compensation expense	—	—	3,830	—	—	3,830
Net income	—	—	—	—	2,574	2,574
Other comprehensive loss, net of tax	—	—	—	(103)	—	(103)
Balances at June 30, 2022	56,552,462	$57	$677,955	$(1,431)	$(168,032)	$508,549
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net income (loss)	$4,772	$(3,856)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	515	634
Stock-based compensation	7,600	8,608
Amortization of premiums and accretion of discounts on marketable securities	(4,241)	(2)
Loss on sale of marketable securities	655	—
Intangible asset amortization	757	758
Deferred income taxes	3,469	2,550
Other non-cash adjustments, net	1,844	975
Changes in operating assets and liabilities:
Accounts receivable	(199)	3,575
Prepaid expenses and other assets	8,527	(13,691)
Inventory	210	(1,582)
Accounts payable and other liabilities	(14,035)	13,732
Product revenue allowances	8,709	(1,970)
Net cash provided by operating activities	18,583	9,731
Cash flows from investing activities
Purchases of property and equipment	(106)	(268)
Purchases of marketable securities	(410,979)	(175,985)
Sales and maturities of marketable securities	407,485	172,527
Net cash used in investing activities	(3,600)	(3,726)
Cash flows from financing activities
Proceeds from exercise of stock options	—	125
Net cash provided by financing activities	—	125
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	22
Net change in cash, cash equivalents and restricted cash	15,002	6,152
Cash, cash equivalents and restricted cash
Beginning of period	135,498	52,590
End of period	$150,500	$58,742
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2022. The financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$150,031	$58,226
Restricted cash included in non-current inventory and other	469	516
Total cash, cash equivalents and restricted cash	$150,500	$58,742
Revenue from Net Product Sales
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
HETLIOZ® net product sales	$21,979	$41,188	$61,595	$78,219
Fanapt® net product sales	24,077	23,202	46,959	46,363
Total net product sales	$46,056	$64,390	$108,554	$124,582
The Company’s HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023 and June 30, 2023. HETLIOZ® net product sales during the three months ended June 30, 2023 reflect lower unit sales as a result of the reduction of the elevated inventory levels at specialty pharmacy customers at March 31, 2023 and as a result of continued generic competition. HETLIOZ® net product sales will likely decline in future periods, potentially significantly, as a result of continued reduction of the elevated inventory levels at specialty pharmacy customers absent removal of generic HETLIOZ® products from the United States (U.S.) market. Additionally, the Company constrained HETLIOZ® net product sales for the three and six months ended June 30, 2023 to an amount not probable of significant revenue reversal. The Company recognized $4.8 million of net product sales during the three months ended June 30, 2023 related to a change in estimate on revenue constrained during the first quarter of 2023. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to the significant increase of inventory stocking by specialty pharmacy customers during the three months ended March 31, 2023 are resolved.
Major Customers
HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 80% of total revenues for the six months ended June 30, 2023. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 94% of total accounts receivable at June 30, 2023. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.

Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2023, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$236,097	$18	$(1,058)	$235,057
Corporate debt	104,351	13	(101)	104,263
Total marketable securities	$340,448	$31	$(1,159)	$339,320
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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of June 30, 2023 and December 31, 2022 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of June 30, 2023, as follows:

		Fair Value Measurement as of June 30, 2023 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$235,057	$235,057	$—	$—
Corporate debt	149,847	—	149,847	—
Total assets measured at fair value	$384,904	$235,057	$149,847	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2022, as follows:

		Fair Value Measurement as of December 31, 2022 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$177,170	$177,170	$—	$—
Corporate debt	154,660	—	154,660	—
Total assets measured at fair value	$331,830	$177,170	$154,660	$—
Total assets measured at fair value as of June 30, 2023 include $45.6 million of cash equivalents. Total assets measured at fair value as of December 31, 2022 include no cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, and product revenue allowances, the carrying values of which materially approximate their fair values.
5. Inventory
Inventory consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Current assets
Work-in-process	$—	$23
Finished goods	1,080	1,171
Total inventory, current	$1,080	$1,194
Non-Current assets
Raw materials	$1,043	$1,043
Work-in-process	7,260	8,212
Finished goods	798	1,041
Total inventory, non-current	9,101	10,296
Total inventory	$10,181	$11,490
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. The Company’s inventory balance consisted of $7.1 million and $8.0 million of HETLIOZ® product and $3.0 million and $3.4 million of Fanapt® product as of June 30, 2023 and December 31, 2022, respectively.
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

The following is a summary of the Company’s intangible assets as of June 30, 2023:

		June 30, 2023
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	March 2035	$33,000	$15,192	$17,808
The following is a summary of the Company’s intangible assets as of December 31, 2022:

		December 31, 2022
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	March 2035	$33,000	$14,435	$18,565
As of June 30, 2023 and December 31, 2022, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for each of the three months ended June 30, 2023 and 2022. Amortization expense was $0.8 million for each of the six months ended June 30, 2023 and 2022. The following is a summary of the future intangible asset amortization schedule as of June 30, 2023:

(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
HETLIOZ®	$17,808	$759	$1,516	$1,516	$1,516	$1,516	$10,985
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Research and development expenses	$13,277	$9,474
Consulting and other professional fees	7,061	9,241
Compensation and employee benefits	4,319	6,839
Royalties payable	2,736	4,979
Operating lease liabilities	2,366	2,328
Accounts payable and other accrued liabilities	2,170	12,690
Total accounts payable and accrued liabilities	$31,929	$45,551
As of December 31, 2022, the prepaid expenses and other current assets and accounts payable and accrued liabilities balances included $11.5 million related to the case Gordon v. Vanda Pharmaceuticals Inc. In January 2023, the settlement related to the case was fully and finally approved. As a result, the Company removed the associated prepaid and liability balances. (See Note 16, Legal Matters, in Part II, Item 8 of the Annual Report for additional information.)
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of June 30, 2023, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales in the U.S. decreased from 10% to 5% in December 2022. This U.S. royalty will end in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of June 30, 2023, the Company has paid Lilly $3.0 million in upfront fees and development milestones. As of June 30, 2023, remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of June 30, 2023, the Company has paid UCSF $1.6 million in upfront fees and development milestones. As of June 30, 2023, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio.
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
9. Accumulated Other Comprehensive Loss
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Foreign currency translation	$5	$(7)
Unrealized loss on marketable securities	(870)	(1,186)
Accumulated other comprehensive loss	$(865)	$(1,193)
10. Stock-Based Compensation
As of June 30, 2023, there were 7,047,240 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 13,790,000 shares of common stock authorized for issuance under the 2016 Plan, 4,479,515 shares of which remained available for future grant as of June 30, 2023.
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
As of June 30, 2023, $8.1 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.3 years. No option awards are classified as a liability as of June 30, 2023.

A summary of option activity under the Plans for the six months ended June 30, 2023 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,232,210	$14.19	5.81	$—
Granted	944,776	6.92
Expired	(130,417)	12.38
Outstanding at June 30, 2023	5,046,569	12.88	6.20	26
Exercisable at June 30, 2023	3,321,471	14.26	4.76	—
Vested and expected to vest at June 30, 2023	4,763,321	13.15	6.01	20
The weighted average grant date fair value of options granted was $3.53 and $5.18 per share for the six months ended June 30, 2023 and 2022, respectively. There were no proceeds from the exercise of stock options for the six months ended June 30, 2023. Proceeds from the exercise of stock options amounted to $0.1 million for the six months ended June 30, 2022.
Restricted Stock Units
An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs under the Plans with service conditions (service RSUs) that are subject to terms and conditions established by the compensation committee of the board of directors. Service RSUs granted to employees and new directors upon their election vest in four equal annual installments. Subsequent annual service RSUs granted to directors vest on the first anniversary of the date of grant. Service RSUs granted to executive officers and certain other employees provide for accelerated vesting if the executive officer or employee is subject to an involuntary termination within 24 months after a change in control. Service RSUs granted to directors provide for accelerated vesting if there is a change in control of the Company.
As of June 30, 2023, $19.0 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.7 years. No RSUs are classified as a liability as of June 30, 2023.
A summary of RSU activity for the Plans for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	1,915,546	$14.41
Granted	852,243	6.97
Forfeited	(53,969)	13.13
Vested	(713,149)	15.10
Unvested at June 30, 2023	2,000,671	11.03
The grant date fair value for the 713,149 shares underlying RSUs that vested during the six months ended June 30, 2023 was $10.8 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three and six months ended June 30, 2023 and 2022 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Research and development	$733	$899	$1,799	$2,059
Selling, general and administrative	2,516	2,931	5,801	6,549
Total stock-based compensation expense	$3,249	$3,830	$7,600	$8,608
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the

U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022
Expected dividend yield	0%	0%
Weighted average expected volatility	47%	46%
Weighted average expected term (years)	6.16	6.05
Weighted average risk-free rate	3.89%	2.03%
11. Income Taxes
For the three months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of $1.1 million and $1.2 million, respectively. The income tax expense for the three months ended June 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.8 million and $0.3 million, respectively.
For the six months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of $3.3 million and $0.1 million, respectively. The income tax expense for the six months ended June 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $1.8 million and $1.4 million, respectively.
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
The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income (loss)	$1,520	$2,574	$4,772	$(3,856)
Denominator:
Weighted average shares outstanding, basic	57,453,916	56,508,533	57,233,878	56,307,999
Effect of dilutive securities	81,699	312,491	235,227	—
Weighted average shares outstanding, diluted	57,535,615	56,821,024	57,469,105	56,307,999
Net income (loss) per share, basic and diluted:
Basic	$0.03	$0.05	$0.08	$(0.07)
Diluted	$0.03	$0.05	$0.08	$(0.07)
Antidilutive securities excluded from calculations of diluted net income (loss) per share	6,722,509	5,389,183	6,427,780	4,982,824
The Company incurred a net loss for the six months ended June 30, 2022 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
13. Legal Matters
HETLIOZ®. Between April 2018 and March 2021, the Company filed numerous Hatch-Waxman lawsuits in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva Pharmaceuticals USA, Inc. (Teva), MSN

Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) and Apotex Inc. and Apotex Corp. (Apotex, and collectively with Teva and MSN, the HETLIOZ® Defendants) asserting that U.S. Patent Nos. RE46,604 (‘604 Patent), 9,060,995, 9,539,234, 9,549,913, 9,730,910 (‘910 Patent), 9,844,241, 10,071,977, 10,149,829 (‘829 Patent), 10,376,487 (‘487 Patent), 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 will be infringed by the HETLIOZ® Defendants’ generic versions of HETLIOZ® for which they were seeking FDA approval. As initially disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022, in January 2022, the Company entered into a license agreement with MSN and Impax Laboratories LLC (Impax) resolving the lawsuits against MSN (the MSN/Impax License Agreement). The MSN/Impax License Agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s generic version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date the Company obtains pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. The MSN/Impax License Agreement also provides that MSN and Impax may launch a generic version of HETLIOZ® earlier under certain limited circumstances. The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022.
On December 13, 2022, the Delaware District Court ruled that Teva and Apotex did not infringe the ‘604 Patent, and that the asserted claims of the ‘604, ‘910, ‘829 and ‘487 Patents were invalid. In December 2022, the Company appealed the Delaware District Court’s decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) and an oral argument for the appeal was held in March 2023. On May 10, 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling, and on June 9, 2023, the Company requested a rehearing or rehearing en banc from the Federal Circuit. On July 18, 2023, the Federal Circuit requested a response from Teva and Apotex, due August 1, 2023.
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
In January 2023, the Company filed a lawsuit in the NJ District Court against Teva challenging Teva’s advertising and marketing practices related to its at-risk launch of its generic version of HETLIOZ® for the single indication of Non-24. The Company believes that Teva’s advertising and marketing practices related to its generic version of HETLIOZ® promote its product for uses beyond the limited labeling that Teva sought, and the FDA approved. The Company seeks to, among other things, enjoin Teva from engaging in false and misleading advertising and recover monetary damages. In March 2023, Teva filed a motion to dismiss or to transfer the case to the Delaware District Court, which motion remains pending.
In January 2023, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) against the FDA challenging the FDA’s approval of Teva’s Abbreviated New Drug Application (ANDA) for its generic version of HETLIOZ® capsules under the Administrative Procedure Act, the Food, Drug, and Cosmetic Act (FDCA), and FDA regulations. Under the FDCA, every ANDA must contain information to show that the labeling proposed for the generic drug is the same as the labeling approved for the listed drug; additionally, the generic drug must have the same conditions of use as the listed drug. The labeling and packaging for HETLIOZ® includes Braille, but Teva’s generic tasimelteon does not. On this basis, the Company believes that Teva’s approved labeling does not comply with applicable requirements. The Company has asked the DC District Court to, among other things, vacate the FDA’s approval of Teva’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order Teva to recall its shipments or sales of its generic HETLIOZ® product. In February 2023, Teva intervened in the lawsuit as a defendant. The Company’s lawsuit remains pending.
Other Matters. From April 2022 to June 2023, the Company filed eight lawsuits in the DC District Court against the FDA to compel the FDA to produce records under the Freedom of Information Act (FOIA). The first lawsuit, filed in April 2022, requested certain records relating to its denial of the Company’s supplemental NDA for HETLIOZ® in the treatment of jet lag disorder. The Company had repeatedly attempted to obtain these records from the FDA pursuant to a FOIA request submitted by the Company in December of 2019, but the FDA refused to provide them, claiming an exemption under FOIA. In March 2023, the DC District Court ruled in the Company’s favor, rejecting the FDA’s claim that the exemption applied to the records requested. The second lawsuit, filed in May 2022, requested certain records regarding cases in which the FDA waived its putative requirement of a 9-month non-rodent toxicity study before drugs can be tested on human patients for extended durations. The Company attempted to obtain these records from the FDA pursuant to a FOIA request submitted by the Company in January of 2020, but the FDA failed to respond to the request. In response to litigation, the FDA provided these records to the Company. On June 20, 2023, the Company and the FDA filed a stipulation of dismissal to the action. The remaining lawsuits, which relate to requests for communications external to and within the FDA relating to tradipitant, communications external to and within the FDA relating to HETLIOZ®, communications external to and within the FDA relating to a warning letter that the FDA sent to Vanda concerning Vanda’s webpages for HETLIOZ® and Fanapt®, and communications relating to the FDA’s removal of a clinical trials design presentation from its website, are ongoing. The FDA has failed to respond and disclose the requested documents within the statutory timeframe with respect to each of these requests. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.
In April 2022, the Company filed a lawsuit in the U.S. District Court for the District of Maryland (the MD District Court) against the Centers for Medicare & Medicaid Services (CMS) and the Administrator of CMS challenging CMS’ rule broadly interpreting the defined terms “line extension” and “new formulation” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), which went into effect in January 2022 (the Rule). The Company believes that the Rule is unlawful and contrary to the intent of Congress when it passed the ACA. Under the Rule, certain of the Company’s products would be treated as line extensions and new formulations subject to enhanced rebates, despite the statutory text and CMS’ own long-standing practice, under which such products would not constitute line extensions or new formulations. In March 2023, the MD District Court ruled that CMS’ interpretation of the terms was reasonable and consistent with Congress’ intent. In April 2023, the Company appealed the ruling to the U.S. Court of Appeals for the Fourth Circuit.
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
Operational Highlights
Fanapt®
•We previously announced positive results in the Phase III clinical study of Fanapt® in acute manic and mixed episodes associated with bipolar I disorder in adults. We continue to pursue FDA approval of a supplemental New Drug Application (sNDA) for Fanapt® in bipolar I disorder.
HETLIOZ®
•We are continuing to pursue FDA approvals for HETLIOZ® in the indications of insomnia and jet lag disorder.
•In May 2023, the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit) affirmed the lower court ruling in favor of Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. and Apotex Corp. (Apotex) in the HETLIOZ® Abbreviated New Drug Applications litigation. We disagree with the Federal Circuit’s ruling, and in June 2023, we requested a rehearing from the Federal Circuit. On July 18, 2023, the Federal Circuit requested a response from Teva and Apotex, which is due August 1, 2023.
Tradipitant
•We continue to pursue FDA approval of a New Drug Application (NDA) for tradipitant for patients with gastroparesis.
•We announced positive results in the Phase III study of tradipitant in motion sickness. We plan to continue the motion sickness clinical program and pursue FDA approval upon completion of additional efficacy and safety studies.
Early-Stage Programs

•We announced that the FDA had granted Orphan Drug Designation for VCA-894A for the treatment of Charcot-Marie-Tooth disease, axonal, type 2S (CMT2S), caused by cryptic splice site variants within IGHMBP2.
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
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known. During the six months ended June 30, 2023, we constrained the variable consideration for HETLIOZ® net product sales. The constrained revenue relates to the uncertainties of payor utilization and chargeback and rebate amounts, including Medicaid, related to the elevated levels of inventory on hand at the specialty pharmacies.

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
Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of June 30, 2023 or December 31, 2022.
The following table summarizes sales discounts and allowance activity as of and for the six months ended June 30, 2023:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2022	$37,459	$10,024	$47,483
Provision related to current period sales	52,103	14,819	66,922
Adjustments for prior period sales	491	26	517
Credits/payments made	(44,521)	(14,350)	(58,871)
Balances at June 30, 2023	$45,532	$10,519	$56,051
The provision of $52.1 million for rebates and chargebacks for the six months ended June 30, 2023 primarily represents Medicaid rebates applicable to sales of HETLIOZ® and Fanapt®. The provision of $14.8 million for discounts, returns and other for the six months ended June 30, 2023 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and estimated product returns of Fanapt®, and co-pay assistance costs and prompt-pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.
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
As a result of the unfavorable events and subsequent developments in the fourth quarter of 2022 and second quarter of 2023 related to the HETLIOZ® patent litigation (see Note 13, Legal Matters, in Part I of this Quarterly Report) we performed impairment reviews for our HETLIOZ® asset group and determined, based upon our review of undiscounted cash flows, that the carrying value of our HETLIOZ® asset group, inclusive of the intangible asset, is recoverable. Accordingly, we did not record an intangible asset impairment charge for the periods ended June 30, 2023 and December 31, 2022. The litigation and subsequent developments do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, the litigation and subsequent events do not relate to the HETLIOZ LQ® oral suspension formulation. Our expected cash flows continue to support our estimated useful economic life of the intangible asset through March 2035.

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
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property. In December 2022, the U.S. District Court for the District of Delaware ruled in favor of Teva Pharmaceuticals USA, Inc. (Teva) and Apotex Inc. and Apotex Corp. (Apotex) in our patent litigation relating to their filing of Abbreviated New Drug Applications (ANDAs) for generic versions of HETLIOZ® in the U.S., and in May 2023, the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) affirmed this ruling. We disagree with the Federal Circuit’s ruling and on June 9, 2023, we requested a rehearing or rehearing en banc from the Federal Circuit. On July 18, 2023, the Federal Circuit requested a response from Teva and Apotex, due August 1, 2023. The FDA approved Teva’s ANDA in December 2022, and Teva has since launched its generic version of HETLIOZ® at risk in the U.S. The FDA has also approved the ANDAs for Apotex and MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (MSN), and HETLIOZ® could face even more competition from generic companies in the U.S. in the near term in light of the patent litigation rulings against us. The license agreement that we entered into when we settled our litigation with MSN (MSN/Impax License Agreement) grants MSN and Impax Laboratories LLC (Impax) a non-exclusive license to manufacture and commercialize MSN’s generic version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date we obtain pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. The MSN/Impax License Agreement also provides that MSN and Impax may launch a generic version of HETLIOZ® earlier under certain limited circumstances. MSN and its commercial partner, Amneal Pharmaceuticals, Inc., have informed us of their belief that such circumstances have occurred. We disagree with this position and intend to aggressively defend our legal rights to exclusivity for HETLIOZ®. Sales of generic versions of HETLIOZ® could result in a significant reduction in the demand for HETLIOZ® and/or the price at which we can sell it and/or create volatility in net product sales in future periods, which would have a material and adverse impact on our revenues and results of operations. Unless and until we are able to successfully enforce our legal rights to exclusivity, we may reduce the amount we spend with the intention of retaining the capability to ramp-up promptly.
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Revenues. Total revenues decreased by $18.3 million, or 28%, to $46.1 million for the three months ended June 30, 2023 compared to $64.4 million for the three months ended June 30, 2022. Revenues were as follows:

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022	Net Change	Percent
HETLIOZ® net product sales	$21,979	$41,188	$(19,209)	(47)%
Fanapt® net product sales	24,077	23,202	875	4%
Total net product sales	$46,056	$64,390	$(18,334)	(28)%
HETLIOZ® net product sales decreased by $19.2 million, or 47%, to $22.0 million for the three months ended June 30, 2023 compared to $41.2 million for the three months ended June 30, 2022. The decrease to net product sales was attributable to a decrease in volume and a decrease in price net of deductions, partially offset by the recognition of $4.8 million of net product sales related to a change in estimate on revenue constrained during the first quarter of 2023. Our HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023 and June 30, 2023. HETLIOZ® net product sales during the three months ended June 30, 2023 reflect lower unit sales as a result of the reduction of the elevated inventory levels at specialty pharmacy customers at March 31, 2023 and as a result of continued generic competition. HETLIOZ® net product sales will likely decline in future periods, potentially significantly, as a result of continued reduction of the elevated inventory levels at specialty pharmacy customers absent removal of generic HETLIOZ® products from the U.S. market. Additionally, we constrained HETLIOZ® net product sales for the three and six months ended June 30, 2023 to an amount not probable of significant revenue reversal. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to the significant increase of inventory stocking by specialty pharmacy customers during the three months ended March 31, 2023 are resolved.
Fanapt® net product sales increased by $0.9 million, or 4%, to $24.1 million for the three months ended June 30, 2023 compared to $23.2 million for the three months ended June 30, 2022. The increase to net product sales was attributable to an increase in price net of deductions.
Cost of goods sold. Cost of goods sold decreased by $2.6 million, or 42%, to $3.5 million for the three months ended June 30, 2023 compared to $6.1 million for the three months ended June 30, 2022. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 5% of HETLIOZ® net product sales in Germany and 6% of Fanapt® net product sales. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and are expected to end in the second quarter of 2024. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $7.1 million and $8.0 million of HETLIOZ® product and $3.0 million and $3.4 million of Fanapt® product as of June 30, 2023 and December 31, 2022, respectively.
Research and development expenses. Research and development expenses decreased by $4.8 million, or 23%, to $16.6 million for the three months ended June 30, 2023 compared to $21.5 million for the three months ended June 30, 2022. The decrease was primarily due to a decrease in clinical trial expenses associated with our Fanapt® and VQW-765 development programs, partially offset by an increase in clinical trial expenses associated with our other development programs, which include expenses incurred on product discovery.
The following table summarizes the costs of our product development initiatives for the three months ended June 30, 2023 and 2022:

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Direct project costs (1)
HETLIOZ®	$2,450	$3,183
Fanapt®	2,588	7,788
Tradipitant	6,027	5,760
VTR-297	369	522
CFTR	378	254
VQW-765	278	1,290
Other	2,701	910
Total direct project costs	14,791	19,707
Indirect project costs (1)
Stock-based compensation	733	899
Other indirect overhead	1,123	884
Total indirect project costs	1,856	1,783
Total research and development expense	$16,647	$21,490
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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $4.6 million, or 14%, to $28.4 million for the three months ended June 30, 2023 compared to $33.0 million for the three months ended June 30, 2022. The decrease in selling, general and administrative expenses was primarily the result of a decrease in spending on marketing and sales activities.
Intangible asset amortization. Intangible asset amortization was $0.4 million for each of the three months ended June 30, 2023 and 2022.
Other income. Other income was $5.5 million for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022. Other income primarily consists of investment income on our marketable securities, which increased in 2023 as a result of higher yields on our marketable securities.
Provision for income taxes. A provision for income taxes of $1.1 million and $1.2 million was recorded for the three months ended June 30, 2023 and 2022, respectively. The income tax expense for each of the three months ended June 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.8 million and $0.3 million, respectively.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Revenues. Total revenues decreased by $16.0 million, or 13%, to $108.6 million for the six months ended June 30, 2023 compared to $124.6 million for the six months ended June 30, 2022. Revenues were as follows:

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	Net Change	Percent
HETLIOZ® net product sales	$61,595	$78,219	$(16,624)	(21)%
Fanapt® net product sales	46,959	46,363	596	1%
Total net product sales	$108,554	$124,582	$(16,028)	(13)%
HETLIOZ® net product sales decreased by $16.6 million, or 21%, to $61.6 million for the six months ended June 30, 2023 compared to $78.2 million for the six months ended June 30, 2022. The decrease to net product sales was attributable to a decrease in price net of deductions, partially offset by an increase in volume. Our HETLIOZ® net product sales for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods and resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023 and June 30, 2023. HETLIOZ® net product sales will likely decline in future periods, potentially significantly, as a result of continued reduction of the elevated inventory levels at specialty pharmacy customers absent removal of generic HETLIOZ® products from the U.S. market. Additionally, we constrained HETLIOZ® net product sales for the three and six months ended June 30, 2023 to an amount not probable of significant revenue reversal. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to the significant increase of inventory stocking by specialty pharmacy customers during the three months ended March 31, 2023 are resolved.
Fanapt® net product sales increased by $0.6 million, or 1%, to $47.0 million for the six months ended June 30, 2023 compared to $46.4 million for the six months ended June 30, 2022. The increase to net product sales was attributable to an increase in price net of deductions, partially offset by a decrease in volume.
Cost of goods sold. Cost of goods sold decreased by $3.5 million, or 29%, to $8.3 million for the six months ended June 30, 2023 compared to $11.7 million for the six months ended June 30, 2022. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and are expected to end in the second quarter of 2024. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $7.1 million and $8.0 million of HETLIOZ® product and $3.0 million and $3.4 million of Fanapt® product as of June 30, 2023 and December 31, 2022, respectively.

Research and development expenses. Research and development expenses decreased by $6.6 million, or 15%, to $35.9 million for the six months ended June 30, 2023 compared to $42.5 million for the six months ended June 30, 2022. The decrease in research and development expenses was associated with our Fanapt® development program and VQW-765 development program, partially offset by an increase in clinical trial expenses associated with our tradipitant development program and our other development programs, which include expenses incurred on product discovery.
The following table summarizes the costs of our product development initiatives for the six months ended June 30, 2023 and 2022:

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Direct project costs (1)
HETLIOZ®	$4,928	$6,267
Fanapt®	4,618	16,388
Tradipitant	14,366	10,515
VTR-297	813	937
CFTR	756	586
VQW-765	640	2,223
Other	5,515	1,625
Total direct project costs	31,636	38,541
Indirect project costs (1)
Stock-based compensation	1,799	2,059
Other indirect overhead	2,449	1,859
Total indirect project costs	4,248	3,918
Total research and development expense	$35,884	$42,459

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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $9.3 million, or 13%, to $64.5 million for the six months ended June 30, 2023 compared to $73.8 million for the six months ended June 30, 2022. The decrease in selling, general and administrative expenses was primarily the result of a decrease in spending on marketing, sales and commercial support activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $0.8 million for each of the six months ended June 30, 2023 and 2022.
Other income. Other income was $9.0 million for the six months ended June 30, 2023 compared to $0.4 million for the six months ended June 30, 2022. Other income primarily consists of investment income on our marketable securities, which increased in 2023 as a result of higher yields on our marketable securities.
Provision for income taxes. We recorded a provision for income taxes of $3.3 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. The income tax expense for the six months ended June 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $1.8 million and $1.4 million, respectively.
Liquidity and Capital Resources
As of June 30, 2023, our total cash and cash equivalents and marketable securities were $489.4 million compared to $466.9 million at December 31, 2022. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of June 30, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$150,031	$135,029
Marketable securities:
U.S. Treasury and government agencies	235,057	177,170
Corporate debt	104,263	154,660
Total marketable securities	339,320	331,830
Total cash, cash equivalents and marketable securities	$489,351	$466,859
As of June 30, 2023, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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
We may need or desire to obtain additional capital to finance our operations through debt, equity or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant liens on certain of our assets that may limit our flexibility and debt securities may be convertible into common stock. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	Net Change
Net cash provided by (used in):
Operating activities:
Net income (loss)	$4,772	$(3,856)	$8,628
Non-cash charges	10,599	13,523	(2,924)
Net change in operating assets and liabilities	3,212	64	3,148
Operating activities	18,583	9,731	8,852
Investing activities:
Purchases of property and equipment	(106)	(268)	162
Net purchases, sales and maturities of marketable securities	(3,494)	(3,458)	(36)
Investing activities	(3,600)	(3,726)	126
Financing activities:
Proceeds from the exercise of stock options	—	125	(125)
Financing activities	—	125	(125)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	22	(3)
Net change in cash, cash equivalents and restricted cash	$15,002	$6,152	$8,850
Operating Activities: Cash flows provided by operating activities during the six months ended June 30, 2023 were $18.6 million, an increase of $8.9 million compared to $9.7 million during the six months ended June 30, 2022. The increase reflects an increase of $8.6 million in net income and an increase of $3.1 million from the net change in operating assets and liabilities primarily due to an increase in our product revenue allowances as a result of increased inventory stocking of HETLIOZ® at specialty pharmacy customers in 2023, partially offset by a decrease of $2.9 million in non-cash charges primarily due to additional amortization of discounts on our marketable securities.
Investing Activities: Cash flows used in investing activities during the six months ended June 30, 2023 were $3.6 million, a decrease of $0.1 million compared to $3.7 million during the six months ended June 30, 2022. The change in investing activities reflects the timing of net reinvestment of available cash and cash equivalents in our portfolio of marketable securities.
Financing Activities: Financing activities include proceeds from exercises of stock options. Cash flows provided by financing activities during the six months ended June 30, 2022 were $0.1 million. There were no exercises of stock options during the six months ended June 30, 2023.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2023, the end of the period covered by this quarterly report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

July 28, 2023	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

July 28, 2023	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)