Form 10-Q
period 2023-09-30
Vanda Pharmaceuticals Inc.
filed 2023-11-09
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

As of November 2, 2023, there were 57,531,999 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2023

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

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$183,186	$135,029
Marketable securities	306,672	331,830
Accounts receivable, net	29,272	33,512
Inventory	1,006	1,194
Prepaid expenses and other current assets	16,436	17,727
Total current assets	536,572	519,292
Property and equipment, net	2,128	2,573
Operating lease right-of-use assets	7,428	8,400
Intangible assets, net	17,428	18,565
Deferred tax assets	67,772	74,039
Non-current inventory and other	10,277	11,378
Total assets	$641,605	$634,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,595	$45,551
Product revenue allowances	52,242	45,885
Total current liabilities	84,837	91,436
Operating lease non-current liabilities	7,472	8,813
Other non-current liabilities	6,196	6,800
Total liabilities	98,505	107,049
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 57,529,499 and 56,783,764 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	58	57
Additional paid-in capital	697,001	686,235
Accumulated other comprehensive loss	(967)	(1,193)
Accumulated deficit	(152,992)	(157,901)
Total stockholders’ equity	543,100	527,198
Total liabilities and stockholders’ equity	$641,605	$634,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Net product sales	$38,815	$65,318	$147,369	$189,900
Total revenues	38,815	65,318	147,369	189,900
Operating expenses:
Cost of goods sold excluding amortization	3,063	6,320	11,336	18,044
Research and development	16,600	24,857	52,484	67,316
Selling, general and administrative	24,767	29,854	89,270	103,703
Intangible asset amortization	380	379	1,137	1,137
Total operating expenses	44,810	61,410	154,227	190,200
Income (loss) from operations	(5,995)	3,908	(6,858)	(300)
Other income	5,875	1,553	14,858	1,987
Income (loss) before income taxes	(120)	5,461	8,000	1,687
Provision (benefit) for income taxes	(257)	2,191	3,091	2,273
Net income (loss)	$137	$3,270	$4,909	$(586)
Net income (loss) per share:
Basic	$0.00	$0.06	$0.09	$(0.01)
Diluted	$0.00	$0.06	$0.09	$(0.01)
Weighted average shares outstanding:
Basic	57,519,031	56,574,503	57,329,969	56,397,805
Diluted	57,595,344	56,969,033	57,512,225	56,397,805
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$137	$3,270	$4,909	$(586)
Other comprehensive income (loss):
Net foreign currency translation loss	(18)	(37)	(6)	(83)
Change in net unrealized gain (loss) on marketable securities	(109)	(24)	301	(1,594)
Tax benefit (provision) on other comprehensive income (loss)	25	7	(69)	367
Other comprehensive income (loss), net of tax	(102)	(54)	226	(1,310)
Comprehensive income (loss)	$35	$3,216	$5,135	$(1,896)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2022	56,783,764	$57	$686,235	$(1,193)	$(157,901)	$527,198
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	657,228	—	—	—	—	—
Stock-based compensation expense	—	—	4,351	—	—	4,351
Net income	—	—	—	—	3,252	3,252
Other comprehensive income, net of tax	—	—	—	938	—	938
Balances at March 31, 2023	57,440,992	$57	$690,586	$(255)	$(154,649)	$535,739
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	55,921	—	—	—	—	—
Stock-based compensation expense	—	—	3,249	—	—	3,249
Net income	—	—	—	—	1,520	1,520
Other comprehensive loss, net of tax	—	—	—	(610)	—	(610)
Balances at June 30, 2023	57,496,913	$57	$693,835	$(865)	$(153,129)	$539,898
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	32,586	1	(1)	—	—	—
Stock-based compensation expense	—	—	3,167	—	—	3,167
Net income	—	—	—	—	137	137
Other comprehensive loss, net of tax	—	—	—	(102)	—	(102)
Balances at September 30, 2023	57,529,499	$58	$697,001	$(967)	$(152,992)	$543,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2021	55,900,855	$56	$669,223	$(175)	$(164,176)	$504,928
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	585,857	—	—	—	—	—
Stock-based compensation expense	—	—	4,778	—	—	4,778
Net loss	—	—	—	—	(6,430)	(6,430)
Other comprehensive loss, net of tax	—	—	—	(1,153)	—	(1,153)
Balances at March 31, 2022	56,486,712	$56	$674,001	$(1,328)	$(170,606)	$502,123
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	65,750	1	124	—	—	125
Stock-based compensation expense	—	—	3,830	—	—	3,830
Net income	—	—	—	—	2,574	2,574
Other comprehensive loss, net of tax	—	—	—	(103)	—	(103)
Balances at June 30, 2022	56,552,462	$57	$677,955	$(1,431)	$(168,032)	$508,549
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	36,086	—	4	—	—	4
Stock-based compensation expense	—	—	3,888	—	—	3,888
Net income	—	—	—	—	3,270	3,270
Other comprehensive loss, net of tax	—	—	—	(54)	—	(54)
Balances at September 30, 2022	56,588,548	$57	$681,847	$(1,485)	$(164,762)	$515,657
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net income (loss)	$4,909	$(586)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	715	933
Stock-based compensation	10,767	12,496
Amortization of premiums and accretion of discounts on marketable securities	(7,053)	(1,160)
Loss on sale of marketable securities	655	—
Intangible asset amortization	1,137	1,137
Deferred income taxes	6,198	713
Other non-cash adjustments, net	2,772	1,612
Changes in operating assets and liabilities:
Accounts receivable	4,129	2,982
Prepaid expenses and other assets	1,333	(9,583)
Inventory	(344)	(3,349)
Accounts payable and other liabilities	(14,315)	15,070
Product revenue allowances	5,630	2,303
Net cash provided by operating activities	16,533	22,568
Cash flows from investing activities
Purchases of property and equipment	(130)	(416)
Purchases of marketable securities	(457,628)	(344,949)
Sales and maturities of marketable securities	489,485	319,862
Net cash provided by (used in) investing activities	31,727	(25,503)
Cash flows from financing activities
Proceeds from exercise of stock options	—	129
Net cash provided by financing activities	—	129
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(103)	82
Net change in cash, cash equivalents and restricted cash	48,157	(2,724)
Cash, cash equivalents and restricted cash
Beginning of period	135,498	52,590
End of period	$183,655	$49,866
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
The Company’s commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and patients with SMS. In addition, the Company has a number of drugs in development, including:
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•Fanapt® (iloperidone) for the treatment of bipolar I disorder and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness and atopic dermatitis;
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2022. The financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$183,186	$49,397
Restricted cash included in non-current inventory and other	469	469
Total cash, cash equivalents and restricted cash	$183,655	$49,866
Revenue from Net Product Sales
The Company’s net product sales consist of sales of HETLIOZ® and Fanapt®. Net sales by product for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
HETLIOZ® net product sales	$17,500	$41,335	$79,095	$119,554
Fanapt® net product sales	21,315	23,983	68,274	70,346
Total net product sales	$38,815	$65,318	$147,369	$189,900
The Company’s HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023 and September 30, 2023. HETLIOZ® net product sales during the three months ended September 30, 2023 reflect lower unit sales as a result of the reduction of the elevated inventory levels at specialty pharmacy customers, and as a result of the impact of continued generic competition. HETLIOZ® net product sales may continue to reflect lower unit sales as a result of continued reduction of the elevated inventory levels at specialty pharmacy customers. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to the at-risk launch of a generic version of HETLIOZ® in the U.S. Additionally, the Company constrained HETLIOZ® net product sales for the three and nine months ended September 30, 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended September 30, 2023 related to changes in estimates on revenue constrained during the six months ended June 30, 2023 was not material. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
Major Customers
HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. There were six major customers that each accounted for more than 10% of total revenues and, as a group, represented 89% of total revenues for the nine months ended September 30, 2023. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 90% of total accounts receivable at September 30, 2023. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.

Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2023, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$209,419	$1	$(1,078)	$208,342
Corporate debt	98,490	—	(160)	98,330
Total marketable securities	$307,909	$1	$(1,238)	$306,672
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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of September 30, 2023 and December 31, 2022 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of September 30, 2023, as follows:

		Fair Value Measurement as of September 30, 2023 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$208,342	$208,342	$—	$—
Corporate debt	98,330	—	98,330	—
Total assets measured at fair value	$306,672	$208,342	$98,330	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2022, as follows:

		Fair Value Measurement as of December 31, 2022 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$177,170	$177,170	$—	$—
Corporate debt	154,660	—	154,660	—
Total assets measured at fair value	$331,830	$177,170	$154,660	$—
Total assets measured at fair value as of September 30, 2023 and December 31, 2022 include no cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, and product revenue allowances, the carrying values of which materially approximate their fair values.
5. Inventory
Inventory consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Current assets
Work-in-process	$—	$23
Finished goods	1,006	1,171
Total inventory, current	$1,006	$1,194
Non-Current assets
Raw materials	$935	$1,043
Work-in-process	7,532	8,212
Finished goods	770	1,041
Total inventory, non-current	9,237	10,296
Total inventory	$10,243	$11,490
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. The Company’s inventory balance consisted of $7.2 million and $8.0 million of HETLIOZ® product and $3.0 million and $3.4 million of Fanapt® product as of September 30, 2023 and December 31, 2022, respectively.
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

The following is a summary of the Company’s intangible assets as of September 30, 2023:

		September 30, 2023
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$15,572	$17,428
The following is a summary of the Company’s intangible assets as of December 31, 2022:

		December 31, 2022
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$14,435	$18,565
As of September 30, 2023 and December 31, 2022, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $0.4 million for each of the three months ended September 30, 2023 and 2022. Amortization expense was $1.1 million for each of the nine months ended September 30, 2023 and 2022. The following is a summary of the future intangible asset amortization schedule as of September 30, 2023:

(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
HETLIOZ®	$17,428	$366	$1,463	$1,463	$1,463	$1,463	$11,210
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Research and development expenses	$13,079	$9,474
Consulting and other professional fees	6,293	9,241
Compensation and employee benefits	5,081	6,839
Royalties payable	2,280	4,979
Operating lease liabilities	2,374	2,328
Accounts payable and other accrued liabilities	3,488	12,690
Total accounts payable and accrued liabilities	$32,595	$45,551
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of September 30, 2023, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales in the U.S. decreased from 10% to 5% in December 2022. This U.S. royalty will end in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of September 30, 2023, the Company has paid Lilly $3.0 million in upfront fees and development milestones. As of September 30, 2023, remaining milestone obligations include a $2.0 million development milestone due upon the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.), $10.0 million and $5.0 million for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of September 30, 2023, the Company has paid UCSF $1.6 million in upfront fees and development milestones. As of September 30, 2023, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio.
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

Other Agreements
In September 2022, the Company entered into an agreement with OliPass Corporation (OliPass) to jointly develop a set of ASO molecules based on OliPass’ proprietary modified peptide nucleic acids. As consideration for entering into the arrangement, the Company paid OliPass an upfront fee of $3.0 million, which was recorded as research and development expense during the quarter ended September 30, 2022. The Company is funding the research and development activities and has the option to license jointly developed intellectual property upon successful development.
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
9. Accumulated Other Comprehensive Loss
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Foreign currency translation	$(13)	$(7)
Unrealized loss on marketable securities	(954)	(1,186)
Accumulated other comprehensive loss	$(967)	$(1,193)
10. Stock-Based Compensation
As of September 30, 2023, there were 6,963,943 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 13,790,000 shares of common stock authorized for issuance under the 2016 Plan, 4,529,226 shares of which remained available for future grant as of September 30, 2023.
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
As of September 30, 2023, $7.1 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.2 years. No option awards are classified as a liability as of September 30, 2023.

A summary of option activity under the Plans for the nine months ended September 30, 2023 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,232,210	$14.19	5.81	$—
Granted	944,776	6.92
Expired	(130,417)	12.38
Outstanding at September 30, 2023	5,046,569	12.88	5.94	—
Exercisable at September 30, 2023	3,436,844	14.26	4.60	—
Vested and expected to vest at September 30, 2023	4,837,998	13.08	5.81	—
The weighted average grant date fair value of options granted was $3.53 and $5.18 per share for the nine months ended September 30, 2023 and 2022, respectively. There were no proceeds from the exercise of stock options for the nine months ended September 30, 2023. Proceeds from the exercise of stock options amounted to $0.1 million for the nine months ended September 30, 2022.
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
As of September 30, 2023, $16.1 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.5 years. No RSUs are classified as a liability as of September 30, 2023.
A summary of RSU activity for the Plans for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	1,915,546	$14.41
Granted	868,243	6.96
Forfeited	(119,680)	12.92
Vested	(746,735)	15.05
Unvested at September 30, 2023	1,917,374	10.88
The grant date fair value for the 746,735 shares underlying RSUs that vested during the nine months ended September 30, 2023 was $11.2 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three and nine months ended September 30, 2023 and 2022 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Research and development	$739	$981	$2,538	$3,040
Selling, general and administrative	2,428	2,907	8,229	9,456
Total stock-based compensation expense	$3,167	$3,888	$10,767	$12,496
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Expected dividend yield	0%	0%
Weighted average expected volatility	47%	46%
Weighted average expected term (years)	6.16	6.05
Weighted average risk-free rate	3.89%	2.03%
11. Income Taxes
For the three months ended September 30, 2023 and 2022, the Company recorded an income tax benefit of $0.3 million and a provision for income taxes of $2.2 million, respectively. The income tax expense (benefit) for the three months ended September 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.2 million and $0.4 million, respectively.
For the nine months ended September 30, 2023 and 2022, the Company recorded a provision for income taxes of $3.1 million and $2.3 million, respectively. The income tax expense for the nine months ended September 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $2.1 million and $1.8 million, respectively.
12. Earnings per Share
Basic earnings per share (EPS) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and shares underlying RSUs, but only to the extent that their inclusion is dilutive, as calculated using the treasury stock method.
The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net income (loss)	$137	$3,270	$4,909	$(586)
Denominator:
Weighted average shares outstanding, basic	57,519,031	56,574,503	57,329,969	56,397,805
Effect of dilutive securities	76,313	394,530	182,256	—
Weighted average shares outstanding, diluted	57,595,344	56,969,033	57,512,225	56,397,805
Net income (loss) per share, basic and diluted:
Basic	$0.00	$0.06	$0.09	$(0.01)
Diluted	$0.00	$0.06	$0.09	$(0.01)
Antidilutive securities excluded from calculations of diluted net income (loss) per share	6,724,127	5,238,283	6,526,562	5,199,487
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
On December 13, 2022, the Delaware District Court ruled that Teva and Apotex did not infringe the ‘604 Patent, and that the asserted claims of the ‘604, ‘910, ‘829 and ‘487 Patents were invalid. In December 2022, the Company appealed the Delaware District Court’s decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) and an oral argument for the appeal was held in March 2023. On May 10, 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling, and on June 9, 2023, the Company requested a rehearing or rehearing en banc from the Federal Circuit. On August 16, 2023, the Federal Circuit denied the Company’s petition for a rehearing. The Company intends to file a petition for a writ of certiorari with the U.S. Supreme Court to review the Federal Circuit’s decision, and on October 13, 2023, the Company filed an application for an extension of time to file a petition for a writ of certiorari to the U.S. Supreme Court to review the Federal Circuit’s decision. Chief Justice Roberts granted the application, extending the time to file to January 12, 2024.
On December 27, 2022, the Company filed patent infringement lawsuits, including Hatch-Waxman Act claims, against each of Teva and Apotex in the U.S. District Court for the District of New Jersey (NJ District Court) asserting that U.S. Patent No. 11,285,129, a method of administration patent that was not litigated in the Delaware District Court cases (‘129 Patent), will be infringed by Teva’s and Apotex’ generic versions of HETLIOZ®, each of which was approved by the FDA. The Company asked the NJ District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine. In February 2023, the case was transferred to the Delaware District Court, where the Company’s lawsuit remains pending.
In January 2023, the Company filed a lawsuit in the NJ District Court against Teva challenging Teva’s advertising and marketing practices related to its at-risk launch of its generic version of HETLIOZ® for the single indication of Non-24. The Company believes that Teva’s advertising and marketing practices related to its generic version of HETLIOZ® promote its product for uses beyond the limited labeling that Teva sought, and the FDA approved. The Company seeks to, among other things, enjoin Teva from engaging in false and misleading advertising and recover monetary damages. In March 2023, Teva filed a motion to dismiss or to transfer the case to the Delaware District Court, which remains pending.
In January 2023, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) against the FDA challenging the FDA’s approval of Teva’s Abbreviated New Drug Application (ANDA) for its generic version of HETLIOZ® capsules under the Administrative Procedure Act (APA), the Food, Drug, and Cosmetic Act (FDCA), and FDA regulations. Under the FDCA, every ANDA must contain information to show that the labeling proposed for the generic drug is the same as the labeling approved for the listed drug. The labeling and packaging for HETLIOZ® includes Braille, but Teva’s generic tasimelteon does not. On this basis, the Company believes that Teva’s approved labeling does not comply with applicable requirements. The Company has asked the DC District Court to, among other things, vacate the FDA’s approval of Teva’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order Teva to recall its generic HETLIOZ® product. In February 2023, Teva intervened in the lawsuit as a defendant. In September 2023, the Company amended its lawsuit to request that the DC District Court set aside the FDA’s July 2023 denial of the Company’s citizen petition, originally filed with the FDA in January 2023. The Company’s lawsuit remains pending.

In September 2023, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s approval of MSN’s ANDA for its generic version of HETLIOZ® capsules under the APA, the FDCA, and FDA regulations. The Company believes that MSN’s underlying approval data, particularly its bioequivalence studies, are faulty. On this basis, the Company has asked the DC District Court to, among other things, vacate the FDA’s approval of MSN’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order MSN to recall its generic HETLIOZ® product. The Company’s lawsuit remains pending.
Other Matters. From April 2022 to October 2023, the Company filed twelve lawsuits in the DC District Court against the FDA to compel the FDA to produce records under the Freedom of Information Act (FOIA) regarding, among other matters: the FDA’s denial of the Company’s supplemental New Drug Application (sNDA) for HETLIOZ® in the treatment of jet lag disorder; cases in which the FDA waived its putative requirement of a 9-month non-rodent toxicity study before drugs can be tested on human patients for extended durations; communications external to and within the FDA relating to tradipitant and HETLIOZ®; a warning letter that the FDA sent to Vanda concerning Vanda’s webpages for HETLIOZ® and Fanapt®; the FDA’s removal of a clinical trials design presentation from its website; discipline reviews relating to the FDA’s evaluations of the Company’s sNDA for HETLIOZ® and a third-party sNDA for jet lag; internal standard operating procedures or guidance relating to the FDA’s processing of incoming FOIA requests; and bioequivalence and other study reports submitted relating to the FDA’s consideration of Teva’s ANDA. Two of these lawsuits were resolved in the Company’s favor in June 2023 and August 2023, respectively, one is pending resolution and the other nine remain outstanding. The FDA has failed to respond and provide the requested documents within the statutory timeframe with respect to each of these nine outstanding requests. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.
In April 2022, the Company filed a lawsuit in the U.S. District Court for the District of Maryland (the MD District Court) against the Centers for Medicare & Medicaid Services (CMS) and the Administrator of CMS challenging CMS’ rule broadly interpreting the defined terms “line extension” and “new formulation” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), which went into effect in January 2022 (the Rule). The Company believes that the Rule is unlawful and contrary to the intent of Congress when it passed the ACA. Under the Rule, certain of the Company’s products would be treated as line extensions and new formulations subject to enhanced rebates, despite the statutory text and CMS’ own long-standing practice, under which such products would not constitute line extensions or new formulations. In March 2023, the MD District Court ruled that CMS’ interpretation of the terms was reasonable and consistent with Congress’ intent. In April 2023, the Company appealed the ruling to the U.S. Court of Appeals for the Fourth Circuit, which has tentatively scheduled an oral argument for the week of January 22, 2024.
In May 2022, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s denial of Fast Track designation for tradipitant. In October 2021, the Company submitted to the FDA a request for Fast Track designation for tradipitant under the Food and Drug Administration Modernization Act of 1997 (FDAMA). The FDAMA provides for expedited development and review of drugs that receive Fast Track designation from the FDA. Under the FDAMA, the FDA must designate a drug as a Fast Track product if it both (1) is intended to treat a serious or life-threatening disease or condition and (2) demonstrates the potential to address unmet medical needs for such disease or condition. Although Fast Track designation is non-discretionary when the criteria are satisfied, the FDA denied the Company’s request for Fast Track designation. The Company does not believe that the FDA based its decision on the relevant criteria. Therefore, among other reasons, the Company maintains that the FDA’s denial is unlawful. The Company has asked the DC District Court to, among other things, set aside and vacate the FDA’s denial. An oral argument was held in January 2023. In August 2023, the DC District Court ruled against the Company. In September 2023, the Company appealed the ruling to the U.S. Court of Appeals for the District of Columbia Circuit, where the Company’s lawsuit remains pending.
In September 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with two separate nondiscretionary obligations under the FDCA and its implementing regulations: an obligation to publish a notice of an opportunity for a hearing on the Company’s sNDA in the Federal Register within 180 days of the filing of the sNDA, and a separate obligation to publish the same notice within 60 days of the request for a hearing. The FDA published the notice of an opportunity for a hearing on October 11, 2022. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations. The Company’s lawsuit remains pending.
In May 2023, the Company filed a lawsuit in the U.S. Court of Federal Claims (Federal Claims Court) against the federal government for the uncompensated taking and misuse of the Company’s trade secrets and confidential information. The Company believes that the FDA violated the Fifth Amendment’s due process clause by improperly providing confidential details from the Company’s drug master files for HETLIOZ® and Fanapt® to generic drug manufacturers during the FDA’s review of the manufacturers’ ANDAs. The Company has asked the Federal Claims Court to, among other things, declare that the FDA’s disclosure of the Company’s confidential commercial information constitutes a taking for purposes of the Fifth Amendment and award just compensation. The federal government has filed a motion to dismiss the complaint, which the Company has opposed. The Company’s lawsuit remains pending.

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
Our commercial portfolio is currently comprised of two products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) and Fanapt® for the treatment of schizophrenia. HETLIOZ® is the first product approved by the U.S. Food and Drug Administration (FDA) for patients with Non-24 and patients with SMS. In addition, we have a number of drugs in development, including:
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•Fanapt® (iloperidone) for the treatment of bipolar I disorder and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness and atopic dermatitis;
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
Operational Highlights
Fanapt®
•The supplemental New Drug Application (sNDA) for Fanapt® in bipolar I disorder in adults was accepted for filing by the FDA with a Prescription Drug User Fee Act (PDUFA) target action date of April 2, 2024.
HETLIOZ®
•The sNDA for HETLIOZ® in insomnia was accepted for filing by the FDA with a PDUFA target action date of March 4, 2024. We are continuing to pursue FDA approval for HETLIOZ® in jet lag disorder.
•We intend to file a petition to the U.S. Supreme Court for a writ of certiorari in our HETLIOZ® Abbreviated New Drug Application (ANDA) litigation against Teva Pharmaceuticals USA, Inc. (Teva) and Apotex Inc. and Apotex Corp. (Apotex). Chief Justice Roberts extended the time for the filing of our forthcoming petition, which we expect to file by January 12, 2024.
Tradipitant
•We continue to pursue FDA approval of a New Drug Application (NDA) for tradipitant for patients with gastroparesis.
•We initiated a second Phase III study of tradipitant in motion sickness and the study is over 20% enrolled. We previously announced positive results in our first Phase III study of tradipitant in motion sickness. We plan to pursue FDA approval upon completion of the clinical development program.
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
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known. During the nine months ended September 30, 2023, we constrained the variable consideration for HETLIOZ® net product sales. The constrained revenue relates to the uncertainties of payor utilization, patient demand and chargeback and rebate amounts, including Medicaid, related to the elevated levels of inventory on hand at the specialty pharmacies.
Reserves for variable consideration are classified as product revenue allowances on the Condensed Consolidated Balance Sheets, with the exception of prompt-pay discounts, which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Condensed Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, and product returns that are resolved during the product expiry period specified in the customer contract. Due to increased inventory stocking at specialty pharmacy customers of HETLIOZ® in 2023, the time for these uncertainties to be resolved could be longer than we have historically experienced. We currently record sales allowances for the following:
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
Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of September 30, 2023 or December 31, 2022.
The following table summarizes sales discounts and allowance activity as of and for the nine months ended September 30, 2023:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2022	$37,459	$10,024	$47,483
Provision related to current period sales	67,866	21,193	89,059
Adjustments for prior period sales	513	533	1,046
Credits/payments made	(63,043)	(21,556)	(84,599)
Balances at September 30, 2023	$42,795	$10,194	$52,989
The provision of $67.9 million for rebates and chargebacks for the nine months ended September 30, 2023 primarily represents Medicaid rebates applicable to sales of HETLIOZ® and Fanapt®. The provision of $21.2 million for discounts, returns and other for the nine months ended September 30, 2023 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and estimated product returns of Fanapt®, and co-pay assistance costs and prompt-pay discounts applicable to the sales of both HETLIOZ® and Fanapt®.
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
As a result of the unfavorable events and subsequent developments in the fourth quarter of 2022 and second quarter of 2023 related to the HETLIOZ® patent litigation (see Note 13, Legal Matters, in Part I of this Quarterly Report) we performed impairment reviews for our HETLIOZ® asset group and determined, based upon our review of undiscounted cash flows, that the carrying value of our HETLIOZ® asset group, inclusive of the intangible asset, is recoverable. Accordingly, we did not record an intangible asset impairment charge for the periods ended September 30, 2023 and December 31, 2022. The litigation and subsequent developments do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, the litigation and subsequent events do not relate to the HETLIOZ LQ® oral suspension formulation. Our expected cash flows continue to support our estimated useful economic life of the intangible asset through 2035.
Income taxes. We assess the need for a valuation allowance against our deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected taxable income. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities, which could be affected by the HETLIOZ® generic competition and our ability to obtain regulatory approval from the FDA for products or new indications in development, amongst other factors. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q (Quarterly Report) for information on recent accounting pronouncements.
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property. In December 2022, the U.S. District Court for the District of Delaware ruled in favor of Teva and Apotex in our patent litigation relating to their filing of ANDAs for generic versions of HETLIOZ® in the U.S., and in May 2023, the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) affirmed this ruling. We disagree with the Federal Circuit’s ruling and on June 9, 2023, we requested a rehearing or rehearing en banc from the Federal Circuit. On August 16, 2023, the Federal Circuit denied our petition for a rehearing. The FDA approved Teva’s ANDA in December 2022, and Teva has since launched its generic version of HETLIOZ® at risk in the U.S. The FDA has also approved the ANDAs for Apotex and MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (MSN), and HETLIOZ® could face even more competition from generic companies in the U.S. in the near term in light of the patent litigation rulings against us. The license agreement that we entered into when we settled our litigation with MSN (MSN/Impax License Agreement) grants MSN and Impax Laboratories LLC (Impax) a non-exclusive license to manufacture and commercialize MSN’s generic version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date we obtain pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. The MSN/Impax License Agreement also provides that MSN and Impax may launch a generic version of HETLIOZ® earlier under certain limited circumstances. MSN and its commercial partner, Amneal Pharmaceuticals, Inc., have informed us of their belief that such circumstances have occurred. We disagree with this position and intend to aggressively defend our legal rights to exclusivity for HETLIOZ®. Sales of generic versions of HETLIOZ® have resulted in and could continue to result in a reduction in the demand for HETLIOZ® and/or the price at which we can sell it and/or create volatility in net product sales in future periods, which would have a material and adverse impact on our revenues and results of operations. Unless and until we are able to successfully enforce our legal rights to exclusivity, we may reduce the amount we spend with the intention of retaining the capability to ramp-up promptly.
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Revenues. Total revenues decreased by $26.5 million, or 41%, to $38.8 million for the three months ended September 30, 2023 compared to $65.3 million for the three months ended September 30, 2022. Revenues were as follows:

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022	Net Change	Percent
HETLIOZ® net product sales	$17,500	$41,335	$(23,835)	(58)%
Fanapt® net product sales	21,315	23,983	(2,668)	(11)%
Total net product sales	$38,815	$65,318	$(26,503)	(41)%
HETLIOZ® net product sales decreased by $23.8 million, or 58%, to $17.5 million for the three months ended September 30, 2023 compared to $41.3 million for the three months ended September 30, 2022. The decrease to net product sales was attributable to a decrease in volume. Our HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023 and September 30, 2023. HETLIOZ® net product sales during the three months ended September 30, 2023 reflect lower unit sales as a result of the reduction of the elevated inventory levels at specialty pharmacy customers, and as a result of the impact of continued generic competition. HETLIOZ® net product sales may continue to reflect lower unit sales as a result of continued reduction of the elevated inventory levels at specialty pharmacy customers. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to the at-risk launch of a generic version of HETLIOZ® in the U.S. Additionally, we constrained HETLIOZ® net product sales for the three and nine months ended September 30, 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended September 30, 2023 related to changes in estimates on revenue constrained during the six months ended June 30, 2023 was not material. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
Fanapt® net product sales decreased by $2.7 million, or 11%, to $21.3 million for the three months ended September 30, 2023 compared to $24.0 million for the three months ended September 30, 2022. The decrease to net product sales was attributable to a decrease in volume.
Cost of goods sold. Cost of goods sold decreased by $3.3 million, or 52%, to $3.1 million for the three months ended September 30, 2023 compared to $6.3 million for the three months ended September 30, 2022. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 5% of HETLIOZ® net product sales in Germany and 6% of Fanapt® net product sales. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and are expected to end in the second quarter of 2024. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $7.2 million and $8.0 million of HETLIOZ® product and $3.0 million and $3.4 million of Fanapt® product as of September 30, 2023 and December 31, 2022, respectively.
Research and development expenses. Research and development expenses decreased by $8.3 million, or 33%, to $16.6 million for the three months ended September 30, 2023 compared to $24.9 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease in expenses associated with our Fanapt® development program and our other development programs. Expenses for our other development programs, which include expenses incurred on product discovery, for the three months ended September 30, 2022 included a $3.0 million upfront fee expensed in the third quarter of 2022 in consideration for entering into a research and development agreement.
The following table summarizes the costs of our product development initiatives for the three months ended September 30, 2023 and 2022:

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Direct project costs (1)
HETLIOZ®	$2,150	$3,008
Fanapt®	3,316	6,599
Tradipitant	6,903	7,742
VTR-297	390	431
CFTR	310	332
VQW-765	165	866
Other	1,626	3,987
Total direct project costs	14,860	22,965
Indirect project costs (1)
Stock-based compensation	739	981
Other indirect overhead	1,001	911
Total indirect project costs	1,740	1,892
Total research and development expense	$16,600	$24,857
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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $5.1 million, or 17%, to $24.8 million for the three months ended September 30, 2023 compared to $29.9 million for the three months ended

September 30, 2022. The decrease in selling, general and administrative expenses was primarily the result of a decrease in spending on marketing and sales activities.
Intangible asset amortization. Intangible asset amortization was $0.4 million for each of the three months ended September 30, 2023 and 2022.
Other income. Other income was $5.9 million for the three months ended September 30, 2023 compared to $1.6 million for the three months ended September 30, 2022. Other income primarily consists of investment income on our marketable securities, which increased in 2023 as a result of higher yields on our marketable securities.
Provision for income taxes. An income tax benefit of $0.3 million and a provision for income taxes of $2.2 million was recorded for the three months ended September 30, 2023 and 2022, respectively. The income tax expense (benefit) for each of the three months ended September 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.2 million and $0.4 million, respectively.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Revenues. Total revenues decreased by $42.5 million, or 22%, to $147.4 million for the nine months ended September 30, 2023 compared to $189.9 million for the nine months ended September 30, 2022. Revenues were as follows:

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	Net Change	Percent
HETLIOZ® net product sales	$79,095	$119,554	$(40,459)	(34)%
Fanapt® net product sales	68,274	70,346	(2,072)	(3)%
Total net product sales	$147,369	$189,900	$(42,531)	(22)%
HETLIOZ® net product sales decreased by $40.5 million, or 34%, to $79.1 million for the nine months ended September 30, 2023 compared to $119.6 million for the nine months ended September 30, 2022. The decrease to net product sales was attributable to a decrease in price net of deductions, partially offset by an increase in volume. Our HETLIOZ® net product sales for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods and resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023 and September 30, 2023. HETLIOZ® net product sales may continue to reflect lower unit sales as a result of continued reduction of the elevated inventory levels at specialty pharmacy customers. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to the at-risk launch of a generic version of HETLIOZ® in the U.S. Additionally, we constrained HETLIOZ® net product sales for the three and nine months ended September 30, 2023 to an amount not probable of significant revenue reversal. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
Fanapt® net product sales decreased by $2.1 million, or 3%, to $68.3 million for the nine months ended September 30, 2023 compared to $70.3 million for the nine months ended September 30, 2022. The decrease to net product sales was attributable to a decrease in volume.
Cost of goods sold. Cost of goods sold decreased by $6.7 million, or 37%, to $11.3 million for the nine months ended September 30, 2023 compared to $18.0 million for the nine months ended September 30, 2022. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and are expected to end in the second quarter of 2024. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $7.2 million and $8.0 million of HETLIOZ® product and $3.0 million and $3.4 million of Fanapt® product as of September 30, 2023 and December 31, 2022, respectively.
Research and development expenses. Research and development expenses decreased by $14.8 million, or 22%, to $52.5 million for the nine months ended September 30, 2023 compared to $67.3 million for the nine months ended September 30, 2022. The decrease in research and development expenses was associated with our Fanapt® and VQW-765 development programs, partially offset by an increase in expenses associated with our tradipitant development program and our other development programs. Expenses for our other development programs, which include expenses incurred on product discovery, for the nine months ended September 30, 2022 included a $3.0 million upfront fee expensed in the third quarter of 2022 in consideration for entering into a research and development agreement.
The following table summarizes the costs of our product development initiatives for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Direct project costs (1)
HETLIOZ®	$7,078	$9,275
Fanapt®	7,934	22,987
Tradipitant	21,269	18,257
VTR-297	1,203	1,368
CFTR	1,066	918
VQW-765	805	3,089
Other	7,141	5,612
Total direct project costs	46,496	61,506
Indirect project costs (1)
Stock-based compensation	2,538	3,040
Other indirect overhead	3,450	2,770
Total indirect project costs	5,988	5,810
Total research and development expense	$52,484	$67,316

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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $14.4 million, or 14%, to $89.3 million for the nine months ended September 30, 2023 compared to $103.7 million for the nine months ended September 30, 2022. The decrease in selling, general and administrative expenses was primarily the result of a decrease in spending on marketing, sales and commercial support activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $1.1 million for each of the nine months ended September 30, 2023 and 2022.
Other income. Other income was $14.9 million for the nine months ended September 30, 2023 compared to $2.0 million for the nine months ended September 30, 2022. Other income primarily consists of investment income on our marketable securities, which increased in 2023 as a result of higher yields on our marketable securities.
Provision for income taxes. We recorded a provision for income taxes of $3.1 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax expense for the nine months ended September 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $2.1 million and $1.8 million, respectively.
Liquidity and Capital Resources
As of September 30, 2023, our total cash and cash equivalents and marketable securities were $489.9 million compared to $466.9 million at December 31, 2022. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.

Our liquidity resources as of September 30, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$183,186	$135,029
Marketable securities:
U.S. Treasury and government agencies	208,342	177,170
Corporate debt	98,330	154,660
Total marketable securities	306,672	331,830
Total cash, cash equivalents and marketable securities	$489,858	$466,859
As of September 30, 2023, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	Net Change
Net cash provided by (used in):
Operating activities:
Net income (loss)	$4,909	$(586)	$5,495
Non-cash charges	15,191	15,731	(540)
Net change in operating assets and liabilities	(3,567)	7,423	(10,990)
Operating activities	16,533	22,568	(6,035)
Investing activities:
Purchases of property and equipment	(130)	(416)	286
Net purchases, sales and maturities of marketable securities	31,857	(25,087)	56,944
Investing activities	31,727	(25,503)	57,230
Financing activities:
Proceeds from the exercise of stock options	—	129	(129)
Financing activities	—	129	(129)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(103)	82	(185)
Net change in cash, cash equivalents and restricted cash	$48,157	$(2,724)	$50,881
Operating Activities: Cash flows provided by operating activities during the nine months ended September 30, 2023 were $16.5 million, a decrease of $6.0 million compared to $22.6 million during the nine months ended September 30, 2022. The decrease reflects a decrease of $11.0 million from the net change in operating assets and liabilities primarily as a result of an increase in prepaid expenses and other assets due to the timing of payments and expense, partially offset by an increase of $5.5 million in net income.
Investing Activities: Cash flows provided by investing activities during the nine months ended September 30, 2023 were $31.7 million, an increase of $57.2 million compared to cash flows used in investing activities of $25.5 million during the nine months ended September 30, 2022. The change in investing activities primarily reflects the timing of net reinvestment of available cash and cash equivalents in our portfolio of marketable securities.
Financing Activities: Financing activities include proceeds from exercises of stock options. Cash flows provided by financing activities during the nine months ended September 30, 2022 were $0.1 million. There were no exercises of stock options during the nine months ended September 30, 2023.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2023, the end of the period covered by this quarterly report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1†*	Form of Restricted Stock Unit Award Agreement for U.S. Employees under Amended and Restated 2016 Equity Incentive Plan, as amended.

10.2†*	Form of Restricted Stock Unit Award Agreement for Senior Management under Amended and Restated 2016 Equity Incentive Plan, as amended.

10.3†*	Form of Restricted Stock Unit Award Agreement for Outside Directors under Amended and Restated 2016 Equity Incentive Plan, as amended.

10.4†*	Form of Restricted Stock Unit Award Agreement for UK Employees under the UK Sub Plan under Amended and Restated 2016 Equity Incentive Plan, as amended.

10.5†*	Form of Notice of Stock Option Grant and Stock Option Agreement for U.S. Employees under Amended and Restated 2016 Equity Incentive Plan, as amended.

10.6†*	Form of Notice of Stock Option Grant and Stock Option Agreement for Senior Management under Amended and Restated 2016 Equity Incentive Plan, as amended.

10.7†*	Form of Notice of Stock Option Grant and Stock Option Agreement for Outside Directors under Amended and Restated 2016 Equity Incentive Plan, as amended.

10.8†*	Form of Notice of Stock Option Grant and Stock Option Agreement for UK Employees under the UK Sub Plan under Amended and Restated 2016 Equity Incentive Plan, as amended.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

November 9, 2023	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

November 9, 2023	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)