Form 10-K
period 2023-12-31
Vanda Pharmaceuticals Inc.
filed 2024-02-08
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
As of June 30, 2023, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $368.7 million based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Global Market, on such date. Shares of Common Stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 1, 2024 was 57,537,499.
The Exhibit Index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2024 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

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
•our ability to obtain approval from the U.S. Food and Drug Administration (FDA) for Fanapt® beyond the currently approved indications;
•our ability to commercialize PONVORY® (ponesimod) tablets for the treatment of adults with relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease in the U.S. and Canada and our ability to transition regulatory and manufacturing responsibility to us;
•our ability to obtain regulatory approval for tradipitant from the FDA;
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
•our ability to obtain approval from the FDA for PONVORY® beyond the currently approved indications;
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
Our business is subject to the following principal risks and uncertainties:
Risks Related to our Business and Industry
•We are dependent on the commercial success of HETLIOZ®, Fanapt® and PONVORY®.
•We face generic competition for HETLIOZ®.
•Future performance of HETLIOZ®, Fanapt®, and PONVORY® may be impacted by a number of factors including competing products or unanticipated safety issues.
•We are subject to uncertainty relating to pricing and reimbursement policies in the U.S.
•We have encountered third-party payors that refuse to cover or reimburse prescriptions written for HETLIOZ®.
•The FDA may not approve our tradipitant New Drug Application (NDA) filing for the use of tradipitant for patients with gastroparesis or accept our supplemental New Drug Application (sNDA) filing for the use of tradipitant for patients with motion sickness, or the FDA may determine that our clinical trial results for tradipitant for these indications do not demonstrate adequate safety and substantial evidence of efficacy.
•Global economic conditions may have an adverse effect on our business.
•Global health crises and pandemics may adversely impact our business.
•The FDA may not approve our supplemental New Drug Applications (sNDA) for HETLIOZ® for the treatment of jet lag disorder or insomnia.
•The FDA may not approve our sNDA for Fanapt® for the treatment of bipolar I disorder.
•We may be unable to enter into third-party collaborations to develop and commercialize our products, or collaborations we enter into with any such third party may not be commercially successful.
•Even after we obtain regulatory approvals of a product, acceptance of the product in the marketplace is uncertain.
•We may not be able to successfully transition regulatory and supply responsibility for PONVORY® from Janssen to us.
•We rely on, and will continue to rely on, outsourcing arrangements for many of our activities, including preclinical and clinical development and supply of HETLIOZ®, HETLIOZ LQ®, Fanapt®, PONVORY® and our other products.
•We may experience disruptions to our HETLIOZ®, HETLIOZ LQ®, Fanapt® or PONVORY® supply chains.
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
Our commercial portfolio is currently comprised of three products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS), Fanapt® for the treatment of schizophrenia and PONVORY®, which we acquired the U.S. and Canadian rights to on December 7, 2023, for the treatment of relapsing forms of multiple sclerosis (MS), to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease, in adults. HETLIOZ® is the first product approved by the FDA for patients with Non-24 and for patients with SMS. In addition, we have a number of drugs in development, including:
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•Fanapt® (iloperidone) for the treatment of bipolar I disorder and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•PONVORY (ponesimod) for the treatment of inflammatory/autoimmune disorders, including but not limited to ulcerative colitis, psoriasis, Crohn's disease, atopic dermatitis, eosinophilic esophagitis and alopecia areata;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness and atopic dermatitis;
•VHX-896, the active metabolite of iloperidone;
•Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors, including VSJ-110 for the treatment of dry eye and ocular inflammation and VPO-227 for the treatment of secretory diarrhea disorders, including cholera;
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of onychomycosis, hematologic malignancies and with potential use as a treatment for several oncology indications;
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, for the treatment of social/performance anxiety and psychiatric disorders; and
•Antisense oligonucleotide (ASO) molecules, including VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within IGHMBP2.
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
•Maximize the commercial success of HETLIOZ®, Fanapt® and PONVORY®;
•Enter into strategic partnerships to supplement our capabilities and to extend our commercial reach;
•Pursue the clinical development and regulatory approval of our products, including tradipitant;
•Apply our pharmacogenetics and pharmacogenomics expertise to differentiate our products;
•Expand our product portfolio through the identification and acquisition of additional products; and
•Utilize novel and innovative approaches in pursuit of each of these strategies.

Commercialized Products
Our commercial product portfolio consists of:

Product	Indication	2023 Net Sales (in millions)	Geography
	Non-24 (capsules) Nighttime sleep disturbances in SMS (capsules and HETLIOZ LQ® oral suspension)	$100.2	United States Europe (Non-24 in blind patients only)

	Schizophrenia (tablets)	$90.9	United States Israel

	Relapsing forms of multiple sclerosis (tablets)	$1.6	United States Canada

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
HETLIOZ® was launched commercially in the U.S. in April 2014. In addition, in July 2015, the European Commission (EC) granted centralized marketing authorization with unified labeling for HETLIOZ® for the treatment of Non-24 in totally blind adults and included post-marketing commitments related to a pediatric investigation plan. This authorization was renewed in July 2020 for an unlimited duration and is valid in the 27 countries that are members of the European Union (E.U.), as well as European Economic Area members Iceland, Liechtenstein and Norway. HETLIOZ® was launched commercially in Germany in August 2016.
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
Non-24 affects a majority of totally blind individuals, or approximately 80,000 people in the U.S. Blind individuals who develop Non-24 lack the light sensitivity necessary to synchronize the master body clock in the brain with the 24-hour day-night cycle. Non-24 also can affect sighted individuals. As with the totally blind, Non-24 in sighted individuals appears to be a comorbidity with certain other conditions. For example, a comorbidity has been established between psychiatric mood disorders and Non-24. Hospitalized individuals with neurological and psychiatric disorders can become insensitive to social cues, which may predispose them to the development of Non-24. This recognition of comorbidity led us to an initiative to engage with the psychiatric community. Patients diagnosed with traumatic brain injury, including concussions, frequently suffer from sleep disorders, some of which may be circadian rhythm sleep-wake disorders, including Non-24.
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
In April 2010, the FDA granted orphan drug designation status for HETLIOZ® in the treatment of sleep disorder in SMS. SMS is estimated to affect 1/15,000-25,000 births in the U.S. SMS is not usually inherited but rather is caused by a de-novo deletion. Patients with SMS present with a number of physical, mental and behavioral problems. The most common symptom of SMS is a severe sleep disorder associated with significant disruption in the lives of patients and their families. In September 2023, the EMA designated HETLIOZ® as an orphan medicinal product for the treatment of SMS.
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

PONVORY® for relapsing multiple sclerosis (tablets)
PONVORY® is a product approved for the treatment of relapsing forms of MS (RMS), to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease, in adults. In December 2023, we purchased the right to market and sell PONVORY® in the U.S. and Canadian markets from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company. In March 2021, the FDA granted U.S. marketing approval of PONVORY® for the treatment of RMS in adults. Health Canada approved PONVORY® for the treatment of RMS in April 2021. MS is a chronic autoimmune inflammatory disease of the central nervous system (CNS) in which immune cells attack myelin (the protective casing that insulates nerve cells), damaging or destroying it and causing inflammation. This affects how the CNS processes information and communicates with the rest of the body, causing the neurologic signs and symptoms of MS. Symptoms vary by person, but common symptoms include fatigue, balance and walking problems, numbness or tingling, dizziness and vertigo, vision problems, bladder and bowel problems and weakness.
PONVORY® was launched commercially in the U.S. in April 2021 and in Canada in November 2021 by one of the Johnson & Johnson Companies. There are a number of drugs approved and prescribed to treat patients with MS. See Competition below for a discussion of these commonly prescribed drugs.
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

Our product pipeline currently consists of the following products in clinical development or under regulatory review:

Product	Indication	Preclinical	Phase I	Phase II	Phase III	Regulatory
Hetlioz	Jet Lag Disorder					●
	Insomnia					●
	Delayed Sleep Phase Disorder (DSPD)				●	
	Non-24 Pediatric				●	
Fanapt (iloperidone) tablets	Bipolar I Disorder					●
	Long Acting Injectable (LAI)		●			
Ponvory (ponesimod)	TBD			●		
	TBD			●		
Tradipitant	Gastroparesis					●
	Motion Sickness				●	
	Atopic Dermatitis				●	
VHX-896	Schizophrenia				●	
	Bipolar I Disorder				●

HETLIOZ® for jet lag disorder
In March and May 2018, respectively, we announced the results of our JET8 and JET studies for the treatment of jet lag disorder. In the JET8 clinical study, HETLIOZ® demonstrated significant and clinically meaningful benefits in nighttime and daytime symptoms of jet lag disorder, including improvement in sleep time and benefits in measurements of next day alertness. The JET study showed effectiveness in treating travelers who traveled either five or eight time zones from Washington, D.C. to London and San Francisco or Los Angeles to London, respectively. The results support the previously reported pivotal JET5 and JET8 Phase III studies, which demonstrated improvements in patients who experienced circadian advances of five and eight hours, respectively. Additionally, in September 2018, we announced results from a driving study, which demonstrated that tasimelteon did not impair measures of driving performance.
The FDA accepted the filing of our sNDA for HETLIOZ® for the treatment of jet lag disorder in December 2018. The FDA determined the action target action date under the Prescription Drug User Fee Act Amendments of 2017 to be August 16, 2019 and, on that date, we received a complete response letter (CRL) from the FDA. The FDA asserted in the CRL that the measures demonstrating improved sleep were of unclear clinical significance. We met with the FDA to discuss the CRL in a Post Action meeting and in 2022 we requested the opportunity for a hearing with the FDA on the approvability of the jet lag disorder sNDA. We filed a lawsuit against the FDA in September 2022 demanding that the FDA immediately publish in the Federal Register a notice of opportunity for a hearing on the jet lag disorder sNDA. The FDA then published the notice in the Federal Register in October 2022. We have asked the U.S. District Court for the District of Columbia (DC District Court) to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted our motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve our application or commence a hearing on or before March 5, 2024. Our lawsuit remains pending. We have asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted our motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve our application or commence a hearing on or before March 5, 2024. Our lawsuit remains pending.
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
HETLIOZ® for insomnia
HETLIOZ® is effective in improving sleep onset difficulty in people with primary insomnia with the effect observed as early as the first night of treatment. A Phase III, multi-center, placebo-controlled, 4-week trial evaluated patients with chronic primary insomnia. Two transient insomnia studies induced by phase advance of the sleep-wake cycle were also conducted with five-hour and eight-hour phase advance, which showed a significant effect the first night in improving sleep parameters. In July 2023, the FDA accepted our sNDA for HETLIOZ® in insomnia for filing and set a target action date of March 4, 2024 under the Prescription Drug User Fee Act (PDUFA) for its decision.
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
In August 2023, the FDA accepted our sNDA for Fanapt® in bipolar I disorder in adults for filing and set a PDUFA target action date of April 2, 2024 for its decision.
Fanapt® for schizophrenia (LAI)
In October 2018, we enrolled our first patient in a pharmacokinetic study of the LAI formulation of Fanapt®. This pharmacokinetic study is ongoing and will serve to inform the dosing for a later clinical study of Fanapt® LAI for the treatment of schizophrenia.
PONVORY®
The mechanism of action of PONVORY® makes it also a potential therapeutic candidate for the treatment of a diverse group of inflammatory/autoimmune disorders including but not limited to ulcerative colitis, psoriasis, Crohn’s disease, atopic dermatitis, eosinophilic esophagitis and alopecia areata. In a randomized placebo controlled clinical study, PONVORY® has been shown to reduce the symptoms and signs of psoriasis.
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
In February 2022, we announced results from our Phase III clinical study, VP-VLY-686-3301, evaluating the efficacy and safety of tradipitant in treating the symptoms of gastroparesis. The study did not meet its prespecified primary endpoint, which was the difference between drug and placebo on the change of the severity of nausea from baseline at week 12 of treatment. Both treatment arms showed significant improvements from baseline on nausea as well as the other core symptoms of gastroparesis. When restricting the analysis in the group of patients that used no rescue medications at baseline and adjusting for poor compliance, we identified strong evidence of a drug effect across a number of symptoms and across the duration of the study, including a significant and meaningful effect at the prespecified primary endpoint of nausea change at week 12. The FDA may not view this data as constituting substantial evidence of efficacy for tradipitant in any indication for the treatment of gastroparesis or its symptoms, for any length of treatment. The open-label phase of the study remains open.
We believe that tradipitant has a well-established safety profile, as demonstrated by the results of extensive testing in animals and humans. Despite these results, however, the FDA informed us in December 2018 that in order to treat patients beyond 12 weeks, we would have to conduct a nine-month non-rodent chronic toxicity study. This currently limits our ability to collect safety data in humans for more than 12 weeks. The non-rodent study required by the FDA necessitates the sacrifice of dozens of animals and we have disputed the necessity of a nine-month non-rodent chronic toxicity study. In February 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) challenging the FDA’s position, but we ultimately did not prevail. Despite our disagreement with the FDA, the preclinical package has allowed us to continue to conduct all of the efficacy studies necessary for New Drug Application (NDA) filing. Moreover, in July 2020, the FDA authorized tradipitant through an expanded access program (EAP) for a single patient. An EAP allows a patient to request the use of tradipitant, prior to NDA approval, for up to six months with an option to request renewal. Since then, certain patients who experienced a benefit in tradipitant studies have requested and received expanded access, while others have been denied treatment under the EAP. The EAP is ongoing and a number of patients have initiated treatment. Although this EAP is not intended for data collection, we collect safety data from this cohort of expanded access patients and included this data in the NDA that we submitted for tradipitant for patients with gastroparesis. In December 2023, the FDA accepted our NDA for tradipitant in gastroparesis for filing and set a PDUFA target action date of September 18, 2024. If approved, tradipitant will be the first novel drug to be approved by the FDA for the treatment of gastroparesis in over 40 years and tradipitant is the first novel drug to be accepted for review by the FDA for gastroparesis in over 30 years. The FDA may disregard such safety data when reviewing the NDA. The lack of long-term (i.e., more than 12 weeks in humans) safety data would likely impact the FDA’s willingness to approve tradipitant for a chronic indication. However, because long-term safety data is not normally a requirement for short-term indications, and with a preclinical profile that has not precluded clinical development, we believe the package was complete for any NDA filing to treat patients for 12 weeks or less. For example, the FDA has communicated to us that it is considering an indication for the short-term relief of nausea in gastroparesis. While this short-term indication is not preferred, we would consider accepting this limited indication while continuing to pursue a chronic indication. However, the FDA may not deem the safety information sufficient even for a short-term indication. Moreover, FDA authorization of an EAP is not a guarantee of or a step in obtaining full FDA approval of an NDA.
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
Tradipitant for motion sickness
In July 2019, we reported tradipitant was effective in treating motion sickness in a randomized double blind placebo controlled Phase II clinical study conducted in the Pacific Ocean. The study had two primary endpoints: percentage of participants vomiting, and Motion Sickness Severity Scale (MSSS) Worst score. In the overall population, a significantly higher percentage of participants experienced vomiting in the placebo arm as compared to the tradipitant arm. The MSSS Worst score endpoint also favored tradipitant, but the difference did not reach statistical significance. The protocol for a pivotal Phase III motion sickness study was discussed with the FDA at the end of Phase II meeting, and the FDA agreed with the adequacy of the program design to support an NDA. In May 2023, we announced positive results from the first Phase III study of tradipitant in motion sickness, confirming the previously reported results demonstrating that tradipitant is effective in the prevention of vomiting associated with motion sickness. A second Phase III study of tradipitant in motion sickness is ongoing.
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
VHX-896
In 2021, we initiated a bioequivalence study of Fanapt® and VHX-896, the active metabolite of iloperidone. We believe that VHX-896 has the potential to improve the clinical profile of Fanapt® and create sustained, long-term value in the treatment of psychiatric disorders, including schizophrenia and bipolar I disorder.
Other products
VTR-297
In the fourth quarter of 2018, we initiated a clinical study in patients with hematologic malignancies. Enrollment in the Phase I/II clinical study (1101) of VTR-297 in hematologic malignancies is ongoing. VTR-297 is a small molecule HDAC inhibitor with potential use as a treatment for several oncology indications.
In January 2024, the FDA approved our Investigational New Drug (IND) application to evaluate VTR-297 for the treatment of onychomycosis.
Portfolio of CFTR activators and inhibitors
A clinical program in VSJ-110 is ongoing. We are evaluating VSJ-110 for the treatment of allergic conjunctivitis. VSJ-110 is a small molecule nanomolar potency CFTR activator. VSJ-110 has shown efficacy in a dry eye model and exhibited anti-inflammatory properties in both in vitro and in vivo assays.
In addition, an early stage CFTR inhibitor program is planned for VPO-227 for the treatment of secretory diarrhea disorders, including cholera. We believe that VPO-227 has the potential to be an orally administered treatment for cholera. In October 2022, VPO-227 was granted orphan drug designation by the FDA for the treatment of cholera.
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
ASOs may have broad applicability in addressing a number of disorders, from nervous system treatments to systemic treatments. In June 2023, VCA-894A, an ASO molecule, was granted orphan designation by FDA for the treatment of a patient with CMT2S, caused by cryptic splice site variants within IGHMBP2. In January 2024, we announced that the FDA had approved the Investigational New Drug (IND) application to evaluate VCA-894A for the treatment of a patient with CMT2S. CMT2S is a rare subtype of Charcot-Marie-Tooth disease (CMT), an inherited peripheral neuropathy for which there is no available treatment. The estimated prevalence of CMT is 1 in 2,500 individuals, with varying clinical features dependent on the various genetic variants of CMT. The prevalence of CMT2S is estimated to be less than 1 in 1,000,000 worldwide.
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
License Agreements
Our rights to develop and commercialize certain of our products are subject to the terms and conditions of licenses granted to us by other pharmaceutical companies.
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

Tradipitant (VLY-686)
In April 2012, we entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which we acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. We have paid Lilly $5.0 million in upfront fees and development milestones, including a $2.0 million development milestone paid in December 2023 for the filing of the first marketing authorization for tradipitant in the U.S. or the E.U. As of December 31, 2023, remaining milestones include $10.0 million and $5.0 million milestones for the first approval of a marketing authorization for tradipitant in the U.S. and the E.U., respectively, and up to $80.0 million for sales milestones. We are obligated to use commercially reasonable efforts to develop and commercialize tradipitant.
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
Portfolio of CFTR activators and inhibitors
In March 2017, we entered into a license agreement with the University of California San Francisco (UCSF), under which we acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, we will develop and commercialize the CFTR activators and inhibitors and are responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as single-digit tiered-royalties on net sales. We have paid UCSF $1.6 million in upfront fees and development milestones. As of December 31, 2023, remaining milestones include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million in development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
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
Patents and Proprietary Rights; Hatch-Waxman Protection
Our products are protected from unauthorized use by others only to the extent that our products are covered through regulatory protections or by valid and enforceable patents, either licensed to us by others or generated through our activities internally, that give us sufficient proprietary rights. Accordingly, securing patents, regulatory data package protection, and other proprietary rights are an essential element of our business strategies.

PONVORY®, tradipitant and VQW-765 are covered by NCE and other patents and patent applications related to their respective medicinal uses. In addition, NCE patent protection has been sought for VTR-297 and CFTR. Patent applications for these active ingredients remain pending. Although the NCE patents protecting Fanapt® and HETLIOZ® have expired, Fanapt® remains protected by additional patents and HETLIOZ® remains protected by additional patents, some of which we have asserted against current generic competitors. For more on the license and sublicense arrangements related to these active ingredients, see License Agreements above. For more on patent litigation, see Note 17, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” in Part I, Item 1A of this Annual Report, each of which is incorporated herein by reference. In addition, we have filed for patents based on our own discoveries that seek to provide additional protection for HETLIOZ® and Fanapt®.
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

Product	Number	Type
HETLIOZ®	US 9,060,995	Method of treatment
	US 9,539,234	Method of treatment
	US 9,549,913	Method of treatment
	US 9,730,910*	Method of treatment
	US 9,855,241	Method of treatment
	US RE46604*	Method of treatment
	US 10,071,977	Drug substance
	US 10,149,829*	Method of treatment
	US 10,179,119	Method of treatment
	US 10,376,487*	Method of treatment
	US 10,449,176	Method of treatment
	US 10,610,510	Method of treatment
	US 10,610,511	Method of treatment
	US 10,829,465	Drug substance
	US 10,945,988	Method of treatment
	US 10,980,770	Method of treatment
	US 11,141,400	Method of treatment
	US 11,266,622	Method of treatment
	US 11,285,129*	Method of treatment
	US 11,566,011	Drug substance
	US 11,633,377	Method of treatment
	US 11,759,446	Method of treatment
	US 11,760,740	Drug substance
	US 11,786,502	Method of treatment
	US 11,833,130	Method of treatment
	US 11,850,229	Method of treatment
HETLIOZ LQ®	US 9,539,234	Method of treatment
	US 9,730,910*	Method of treatment
	US 10,071,977	Drug substance

Product	Number	Type
	US 10,149,829*	Method of treatment
	US 10,179,119	Method of treatment
	US 10,376,487*	Method of treatment
	US 10,610,510	Method of treatment
	US 10,610,511	Method of treatment
	US 10,829,465	Drug substance
	US 10,980,770	Method of treatment
	US 11,141,400	Method of treatment
	US 11,202,770	Drug formulation
	US 11,266,622	Method of treatment
	US 11,285,129*	Method of treatment
	US 11,566,011	Drug substance
	US 11,633,377	Method of treatment
	US 11,759,446	Method of treatment
	US 11,760,740	Drug substance
	US 11,786,502	Method of treatment
	US 11,833,130	Method of treatment
	US 11,850,229	Method of treatment
Fanapt®	US 8,586,610*	Method of treatment
	US 8,652,776	Method of treatment
	US 8,999,638	Method of treatment
	US 9,072,742	Method of treatment
	US 9,074,254	Method of treatment
	US 9,074,255	Method of treatment
	US 9,074,256	Method of treatment
	US 9,138,432*	Method of treatment
	US 9,157,121	Method of treatment
PONVORY®	US 8,273,779	Method of treatment
	US 9,000,018	Method of treatment
	US 9,062,014	Drug substance
	US 10,220,023	Method of treatment
	US RE43728	Drug substance
HETLIOZ® and HETLOZ LQ®
Our rights to the NCE patent covering HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) and related intellectual property have been acquired through a license with BMS. HETLIOZ® and its formulations, genetic markers and uses are the subject of numerous patent filings for which protection has been sought in selected countries worldwide. The NCE patent covering HETLIOZ® expired in December 2022 in the U.S., which is inclusive of a five-year extension granted under the Hatch-Waxman Act in October 2018. Corresponding NCE patent protection has expired in most other markets. The U.S. Patent and Trademark Office has issued 22 method of treatment patents for HETLIOZ® that will expire between 2033 and 2041 and four drug substance patents that will expire in 2035. Additionally, the U.S. Patent and Trademark Office has issued a drug formulation patent for HETLIOZ LQ® that will expire in 2040. We also have other pending patent applications covering methods of treatment and compositions of tasimelteon (HETLIOZ® active ingredient) oral suspensions.
We filed several Hatch-Waxman lawsuits in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex), MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (MSN) (collectively, the HETLIOZ® Defendants) asserting infringement of patents covering HETLIOZ® 20 mg capsules. In January 2022, we entered into a license agreement with MSN and Impax Laboratories LLC resolving the lawsuits against MSN. The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022. In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe U.S. Patent No. RE46,604, and that the asserted claims of U.S. Patent Nos. RE46,604; 9,730,910; 10,149,829; and 10,376,487 were invalid. We have appealed the decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Federal Circuit’s decision. We have also filed Hatch-Waxman lawsuits in U.S. District Court for the District of New Jersey against each of Teva and Apotex and in the U.S. District Court for the Southern District of Florida against Apotex, in each case, asserting infringement of a method of administration patent that was not litigated in the Delaware District Court. The New Jersey cases have been transferred to the Delaware District Court, where they remain pending. This litigation does not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, the litigation does not relate to the HETLIOZ LQ® oral suspension formulation. See Note 17, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” in Part I, Item 1A of this Annual Report, each of which is incorporated herein by reference, for additional information.
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
Fanapt®
The NCE patent for Fanapt®, which expired in 2016 in the U.S. and in 2010 in other countries, was owned by Sanofi. Other patents and patent applications relating to Fanapt® are owned by us.
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
PONVORY®
Janssen has obtained patent protection for PONVORY® and its formulations in selected countries worldwide, including the U.S. and Canada. In December 2023, we acquired all rights that Janssen had in U.S. and Canadian patents related to PONVORY®, pending U.S. and Canada patent applications related to PONVORY®, and any further U.S. and Canadian derivative patents and patent applications arising from the foregoing patents and pending patent applications. Regulatory exclusivity (NCE) protecting PONVORY® in the U.S. will expire on March 18, 2026. The NCE patent covering the active ingredient in PONVORY® (Reissue Patent No. 43,728) is set to expire on November 16, 2024, but an application for term extension pursuant to the Hatch-Waxman Act was submitted, which would extend this patent’s term to November 16, 2029 if granted. The U.S. Patent and Trademark Office has granted additional patents, including a further patent directed to a crystalline form of the active ingredient in PONVORY®, which will expire in May 2032 in view of awarded patent term adjustment. The U.S. Patent and Trademark Office has also issued three method of treatment patents for PONVORY®, which will expire between November 2024 and December 2035. Furthermore, on January 24, 2024, the U.S. Patent and Trademark Office issued a Notice of Allowance in the case of U.S. Pat. Appl. No. 17/962,968, which covers other methods of treatment using the active ingredient in PONVORY®. Once issued, this patent would be expected to expire on October 10, 2042. Also, a number of patent applications covering further methods of treatment remain pending at the U.S. Patent and Trademark Office.
In Canada, the Patented Medicines (Notice of Compliance) Regulations (PM(NOC) Regulations) create a regime analogous to the Hatch-Waxman Act and link the regulatory approval process for generic and biosimilar drugs to the adjudication of innovator patent rights. To be eligible for protection under the PM(NOC) Regulations, patents must first be listed on the Patent Register in connection with an innovator’s drug submission to Health Canada. A generic or biosimilar manufacturer must then provide notice to the innovator of its plans to market a drug that it compared to the innovator’s patented drug in the Health Canada approval process. Within 45 days of receiving such a notice of allegation, an innovator drug company may commence patent infringement proceedings against the generic or biosimilar manufacturer. The commencement of an action by the innovator under the PM(NOC) Regulations may stay Health Canada’s regulatory approval of the generic or biosimilar drug for a period of 24 months. It is also possible that protection through a patent (i.e., a patent claiming a medicinal ingredient, or the combination of all medicinal ingredients, or uses thereof) in Canada can be extended for up to two years by the issuance of a Certificate of Supplementary Protection (CSP). Health Canada’s Patent Register lists Canadian Patent Nos. 2545582, 2740313, and 2968180 for PONVORY®, which are respectively directed to the active ingredient in PONVORY®, the crystalline form of that active ingredient, and methods of treatment. These listed patents will respectively expire November 16, 2024; October 19, 2029; and April 29, 2036 in view of the CSP.
Canada also employs a data exclusivity regime for innovative drugs that provides an eight-year period of data protection from the date of market approval by Health Canada. An additional six months of data exclusivity is provided for drugs studied in clinical trials relating to use in pediatric populations. Drug submissions seeking approval based on a comparison to an innovative drug cannot be filed during the first six years of the data exclusivity period. Generic or biosimilar drug submissions remain on hold until expiry of the innovator’s data protection term, unless the innovative product is a patented drug subject to further protection under the PM(NOC) Regulations. Canada has no distinct drug submission process for biosimilar or orphan drug products.
Tradipitant
Lilly owns the NCE patent as well as patent applications directed to polymorphic forms of, and methods of making tradipitant. This patent protection was sought in the U.S. and in other countries worldwide. These patents and patent applications have been licensed to us. The NCE patent covering tradipitant expired in April 2023, except in the U.S., where it expires normally in June 2024, subject to any extension that may be received under the Hatch-Waxman Act. We have filed additional patent applications based on discoveries made during recent studies with tradipitant.
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
VQW-765
Novartis owns the NCE patent as well as patent applications directed to methods of using VQW-765, VQW-765 formulations, and combinations of VQW-765 with other active pharmaceutical ingredients. In connection with the settlement agreement with Novartis relating to Fanapt®, we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist. The NCE patent expired normally in 2023 in the U.S., Europe, and other markets.
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
PONVORY® tablets were approved in the U.S. for the treatment of RMS in adults in March 2021 and commercially launched in the U.S. by Janssen in April 2021. PONVORY® tablets were approved in Canada for the treatment of RMS in adults in April 2021 and commercially launched in Canada by Janssen in November 2021. We acquired the U.S. and Canadian rights to PONVORY® in December 2023 from Janssen. Janssen will continue PONVORY® operations during a transition period, following which, regulatory and supply responsibilities will be transitioned to us.
Major Customers
Our revenues are generated from product sales and are concentrated with two specialty pharmacies and three wholesalers. There were five major customers that each accounted for more than 10% of total revenues for 2023 and, as a group, represented 80% of total revenues for the year ended December 31, 2023.

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
We believe the competitors for HETLIOZ®, Fanapt® and PONVORY® are as follows:
•For HETLIOZ® in the treatment of nighttime sleep disturbances in SMS, there are no FDA approved direct competitors. For HETLIOZ® in the treatment of Non-24, Teva has launched at risk, and the FDA has approved the Abbreviated New Drug Applications (ANDA) for Apotex and MSN. In addition, sedative-hypnotic treatments for certain sleep related disorders include, Ambien® (zolpidem) by Sanofi (including Ambien CR®), Lunesta® (eszopiclone) by Woodward Pharma Services., Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Silenor® (doxepin) by Currax Pharmaceuticals LLC, Belsomra® (suvorexant) by Merck & Co., Inc., Dayvigo® (lemborexant) by Eisai Inc., generic products such as agomelatine, zaleplon, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonists includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Teva.
•For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the LAI formulation Risperdal Consta® and Invega® (paliperidone), including the LAI formulation Invega® Sustenna®, each by Johnson & Johnson, the LAI formulation Zyprexa® RelprevvTM (olanzapine) by Cheplapharm, Abilify® (aripiprazole) by Otsuka America Pharmaceutical Inc., Abilify Maintena® (the LAI formulation of Abilify®) by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Viatris, Inc., Saphris® (asenapine) by Allergan, Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Rexulti® (brexpiprazole) by Lundbeck/Otsuka America Pharmaceutical, Inc., Aristada® (aripiprazole lauroxil) extended-release injectable suspension by Alkermes, plc, Vraylar® (cariprazine) by AbbVie Inc., Perseris® (risperidone) extended-release injectable suspension by Indivior plc, Caplyta® (lumapteperone) by Intra-Cellular Therapies, Inc., Lybalvi® (olanzapine and samidorphan) by Alkermes, plc, and generic clozapine and quetiapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic).
•For PONVORY® in the treatment of RMS, the competitors include Avonex® (interferon beta-1a), Tysabri® (natalizumab) and Plegridy® (peginterferon beta-1a), all by Biogen Inc., Vumerity® (diroximel fumerate) by Biogen Inc./Alkermes, plc, Betaseron® (interferon beta-1b) by Bayer Healthcare Pharmaceuticals Inc., Rebif® (interferon beta-1a) and Mavenclad® (cladribine), both by Merck KGaA, Extavia® (interferon beta-1b) and Mayzent® (siponimod), both by Novartis AG, Lemtrada® (alemtuzumab) by Sanofi, Ocrevus® (ocrelizumab) by Roche Holding AG/Biogen Inc., Zeposia® (ozanimod) by BMS, Briumvi® (ubiltuximab) by TG Therapeutics, Inc., Kesimpta® (ofatumumab) by Novartis, Tyruko® (natalizumab) by Sandoz Group AG and generic dimethyl fumarate, fingolimod, glatiramer acetate and teriflunomide.
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
In December 2020, we entered into a non-exclusive manufacturing agreement for the manufacture of commercial supplies of both 48 mL and 158 mL HETLIOZ LQ® bottles. The HETLIOZ LQ® manufacturing agreement has an initial term of five years and automatically renews after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least 12 months prior to the end of the then current term.
PONVORY® is manufactured by third parties and supplied to Jannsen, which is currently distributing PONVORY® pursuant to the terms of a transition agreement. During the transition period, Vanda and Janssen will transition supply responsibility for PONVORY® to us.
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
The FDA reviews NDAs to determine, among other things, whether the product is safe and effective for its intended use and whether it is manufactured in a cGMP-compliant manner, which will assure and preserve the product’s identity, strength, quality and purity. Under Prescription Drug User Fee Act Amendments of 2022, the FDA has a goal of 10 months from the date of “filing” of a standard, completed NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to the FDA because the FDA has 60 days to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.
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
Anti-kickback laws
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease, or order of any health care item or service reimbursable under federal healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, patients, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. Violations of the Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. A number of states also have anti-kickback laws that establish similar prohibitions that may apply to items or services reimbursed by government programs, as well as any third-party payors, including commercial payors, known as “all-payor” laws.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, impose certain requirements and restrictions on certain types of entities relating to the privacy and security of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable not only to covered entities (e.g., health care providers and health plans), but also to business associates (i.e., independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity). HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
Physician Payment Sunshine Act
The Physician Payment Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually (with certain exceptions) to Centers for Medicare & Medicaid Services (CMS) information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician or teaching hospitals. Failure to report relevant data may result in civil fines and/or penalties.
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
The collection and processing of personal data in the E.U. is governed by the General Data Protection Regulation (GDPR), which became applicable in May 2018. The GDPR applies to personal data processing carried out by a controller or processor (i) located within the E.U. or (ii) targeting E.U. individuals regardless of controller or processor’s location. The GDPR implements stringent operational requirements for controllers and processors of personal data, including, for example, transparent information for the data subjects regarding the processing of their personal data, appropriate legal basis for processing personal data that may require to obtain the valid consent of the data subjects where applicable, expanded individual data subject rights, limitations on retention of personal data, increased requirements pertaining to data security and confidentiality, shortened mandatory data breach notification with the competent supervisory authority and higher standards for controllers and processors to demonstrate their compliance with the GDPR by documenting it. The GDPR provides that E.U.

Member States may supplement the GDPR with their own additional laws and regulations in relation to the personal data processing, in particular regarding sensitive personal data (e.g., genetic, biometric or health data), which could result in differences between E.U. Member States, limit our ability to collect, use and share such personal data or cause our costs to increase, and harm our reputation, business and financial condition. Further, the U.K.’s exit from the E.U., often referred to as Brexit, has created uncertainty with regard to applicable data protection regulation in the U.K. While the transition period has now concluded, decisions are still to be made on how to adapt the U.K. data protection provisions further to Brexit. We are also subject to evolving and strict rules on the transfer of personal data out of the E.U., in particular to the U.S. Failure to comply with the GDPR results in fines of up to the higher of €20,000,000 or 4% of total worldwide annual revenue of the preceding financial year, and other administrative penalties.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers that started in 2013 and will stay in effect through 2031 unless additional congressional action is taken. More recently, in March 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Additionally, in December 2020, CMS issued a final rule that materially modifies current MDRP regulations by, among other things, broadening the definitions of what constitutes a “line extension.” A “line extension” drug may be subject to a higher Medicaid rebate, and broadening this definition is likely to subject a greater number of drugs to the higher rebate. These new definitions became effective on January 1, 2022.
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (beginning October 1, 2022); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On March 15, 2023 and June 30, 2023, HHS issued guidance regarding implementation of the Medicare drug price negotiation program in initial price applicability year 2026. HHS stated it would provide additional information in the future related to implementation for initial price applicability years 2027 and beyond. Several manufacturers and industry groups have challenged the drug price negotiation program for Medicare Parts B and D in federal court. These lawsuits are ongoing, and additional lawsuits may be filed in the future related to provisions of the IRA. It is unknown whether such litigation or other litigation, if brought, will be successful. For these and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
Human Capital
We had 203 full-time employees as of December 31, 2023, compared with 290 employees as of December 31, 2022. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good. Our human capital objectives include attracting, training and retaining employees in a manner that supports innovation across our business.
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
Risks Related to our Business and Industry
We are dependent on the commercial success of HETLIOZ®, Fanapt® and PONVORY®. In the U.S., HETLIOZ® competes with generic versions of HETLIOZ® and we could experience increased generic competition in the near term.
We are substantially dependent upon the commercial success of HETLIOZ® capsules for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS), Fanapt® oral tablets for the treatment of schizophrenia and PONVORY® oral tablets for the treatment of relapsing forms of multiple sclerosis (RMS) in adults.
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
In December 2022, the U.S. District Court for the District of Delaware (Delaware District Court) ruled in favor of certain generic drug companies in our patent litigation alleging that the companies’ generic versions of HETLIOZ® capsules, for which they were seeking FDA approval, infringed our patents covering HETLIOZ®. We appealed the decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit). In May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S Supreme Court to review the Federal Circuit’s decision. The FDA has approved Abbreviated New Drug Applications (ANDA) for generic versions of HETLIOZ® for Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex) and MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN). Teva and Apotex have launched their generic versions of HETLIOZ® at risk in the U.S., and MSN has launched its generic version as well. HETLIOZ® could face even more competition from other generic companies in the U.S. in the near term in light of the patent litigation rulings against us. Sales of generic versions of HETLIOZ® have resulted in and could continue to result in a reduction in the demand for HETLIOZ® and/or the price at which we can sell it and/or create volatility in net product sales in future periods, which would have a material and adverse impact on our revenues and results of operations. Unless and until we are able to successfully enforce our legal rights to exclusivity, we may reduce the amount we spend with the intention of retaining the capability to ramp-up promptly. Our expansion and development of HETLIOZ® outside the U.S. is generally not subject to the adverse patent ruling in the U.S.

In the fourth quarter of 2014, we acquired the U.S. commercial rights to Fanapt®, and began selling, marketing and distributing Fanapt® in the U.S. In December 2023, we acquired the U.S. and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company. Janssen is responsible for the continued marketing and sale of PONVORY® during a transition period until the regulatory and supply responsibilities for PONVORY® are transitioned to us.
Our ability to generate significant product revenue from sales of HETLIOZ®, Fanapt® and PONVORY® both in the U.S. and abroad, in the near term will depend on, among other things, our ability to:
•defend our patents and intellectual property from generic competition;
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
•maintain our existing regulatory approval for HETLIOZ® in Europe and PONVORY® in Canada;
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
We expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources as we continue the commercialization of HETLIOZ® and Fanapt® and commence commercial operations for PONVORY®, evaluate foreign market opportunities for HETLIOZ® and Fanapt® and continue to grow our operational capabilities, both domestically and abroad. This activity represents a significant investment in the commercial success of HETLIOZ®, Fanapt® and PONVORY®, which is uncertain.
If our continued commercial efforts are not successful with respect to HETLIOZ®, Fanapt® and PONVORY® in the U.S., Europe, Canada or other jurisdictions in which these products may be approved for sale, our ability to generate increased product sales revenue may be adversely affected.
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

As a result of the decision in favor of generic drug companies in connection with our HETLIOZ® patent litigation, we have faced generic competition in the near term and our revenues and results of operations could be further affected by the launch of additional generic versions of HETLIOZ® in the U.S.
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
In December 2022, following conclusion of the trial, the Delaware District Court issued its ruling in favor of the Defendants, finding that the Defendants’ use of a generic HETLIOZ®, for which they were seeking FDA approval, did not infringe one of our HETLIOZ® patents and the asserted claims of certain of our other HETLIOZ® patents were invalid. We appealed the decision to the Federal Circuit and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Federal Circuit’s decision. Teva and Apotex have since launched their generic versions at risk and MSN has launched its generic version as well. The commercial launch of the generic versions, and potential increased competition from additional generic entrants in the near term, have resulted in and could continue to have a material and adverse impact on our revenues and our results of operations.
Further, although we are pursuing additional remedies in other courts, including seeking injunctions against Apotex and Teva, we may not be successful in any such efforts, which will be costly and time-consuming to pursue. Such efforts will also require considerable attention of management and could, even if ultimately successful, negatively impact our results of operations. See Note 17, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” each of which is incorporated herein by reference, for additional information.
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
Future performance of HETLIOZ®, Fanapt® and PONVORY® may be impacted by a number of factors including competing products or unanticipated safety issues. If HETLIOZ®, Fanapt® or PONVORY® is not successful in gaining broad commercial acceptance, our business would be harmed.
Future performance of HETLIOZ®, Fanapt® and PONVORY® sales will be dependent on several factors, including our ability to educate physicians and to increase physician awareness of the benefits of our products relative to competing products. The degree of further market acceptance of any of our products, including with respect to new indications, or market acceptance of approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including but not limited to:
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

In addition, HETLIOZ®, Fanapt® and PONVORY® are subject to continual review by the FDA, and we cannot assure that newly discovered or reported safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities and adversely affect our revenues and financial condition. In the event of a withdrawal of HETLIOZ®, Fanapt® or PONVORY® from the market, our revenues would decline significantly and our business would be seriously harmed.
With the launch of generic versions of HETLIOZ® and further generic versions possible, it may not be viable for us to invest in market education to grow the U.S. market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition.
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
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (beginning October 1, 2022); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On March 15, 2023 and June 30, 2023, HHS issued guidance regarding implementation of the Medicare drug price negotiation program in initial price applicability year 2026. HHS stated it would provide additional information in the future related to implementation for initial price applicability years 2027 and beyond. Several manufacturers and industry groups have challenged the drug price negotiation program for Medicare Parts B and D in federal court. These lawsuits are ongoing, and additional lawsuits may be filed in the future related to provisions of the IRA. It is unknown whether such litigation or other litigation, if brought, will be successful. For these and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
If the FDA does not approve our tradipitant NDA filing for the use of tradipitant for patients with gastroparesis or accept our sNDA filing for the use of tradipitant for patients with motion sickness; or if the FDA determines that our clinical trial results for tradipitant for the treatment of gastroparesis or for the treatment of motion sickness do not demonstrate adequate safety and substantial evidence of efficacy, continued development of tradipitant will be significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.
In February 2022, we announced results from our Phase III clinical study, VP-VLY-686-3301, evaluating the efficacy and safety of tradipitant in treating the symptoms of gastroparesis. The study did not meet its prespecified primary endpoint, which was the difference between drug and placebo on the change of the severity of nausea from baseline at week 12 of treatment. Both treatment arms showed significant improvements from baseline on nausea as well as the other core symptoms of gastroparesis. When restricting the analysis in the group of patients that used no rescue medications at baseline and adjusting for poor compliance, we identified strong evidence of a drug effect across a number of symptoms and across the duration of the study, including a significant and meaningful effect at the prespecified primary endpoint of nausea change at week 12. The FDA may not view this data as constituting substantial evidence of efficacy for tradipitant in any indication for the treatment of gastroparesis or its symptoms, for any length of treatment. In May 2023, we announced positive results from the first Phase III study of tradipitant in motion sickness, confirming the previously reported results demonstrating that tradipitant is effective in the prevention of vomiting associated with motion sickness. Our second Phase III study of tradipitant in motion sickness is ongoing. We have also initiated a Phase III clinical study of tradipitant for the treatment of motion sickness. Any adverse developments or results or perceived adverse developments or results with respect to our regulatory submission or the tradipitant clinical programs in any or all indications will significantly harm our business and could cause the market price of our stock to decline. Examples of such adverse developments include, but are not limited to:
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
We believe that tradipitant has a well-established safety profile, as demonstrated by the results of extensive testing in animals and humans. Despite these results, however, the FDA informed us in December 2018 that in order to treat patients beyond 12 weeks, we would have to conduct a nine-month non-rodent chronic toxicity study. This currently limits our ability to collect safety data in humans for more than 12 weeks. The non-rodent study required by the FDA necessitates the sacrifice of dozens of animals and we have disputed the necessity of a nine-month non-rodent chronic toxicity study. In February 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) challenging the FDA’s position, but we ultimately did not prevail. Despite our disagreement with the FDA, the preclinical package has allowed us to continue to conduct all of the efficacy studies necessary for NDA filing. Moreover, in July 2020, the FDA authorized tradipitant through an expanded access program (EAP) for a single patient. An EAP allows a patient to request the use of tradipitant, prior to NDA approval, for up to six months with an option to request renewal. Since then, certain patients who experienced a benefit in tradipitant studies have requested and received expanded access, while others have been denied treatment under the EAP. The EAP is ongoing and a number of patients have initiated treatment. Although this EAP is not intended for data collection, we collect safety data from this cohort of expanded access patients and included this data in the NDA that we submitted for tradipitant for patients with gastroparesis. In December 2023, the FDA accepted our NDA for tradipitant in gastroparesis for filing and set a PDUFA target action date of September 18, 2024. If approved, tradipitant will be the first novel drug to be approved by the FDA for the treatment of gastroparesis in over 40 years and tradipitant is the first novel drug to be accepted for review by the FDA for gastroparesis in over 30 years. The FDA may disregard such safety data when reviewing the NDA. The lack of long-term (i.e., more than 12 weeks in humans) safety data would likely impact the FDA’s willingness to approve tradipitant for a chronic indication. However, because long-term safety data is not normally a requirement for short-term indications, and with a preclinical profile that has not precluded clinical development, we believe the package was complete for any NDA filing to treat patients for 12 weeks or less. For example, the FDA has communicated to us that it is considering an indication for the short-term relief of nausea in gastroparesis. While this short-term indication is not preferred, we would consider accepting this limited indication while continuing to pursue a chronic indication. However, the FDA may not deem the safety information sufficient even for a short-term indication. Moreover, FDA authorization of an EAP is not a guarantee of or a step in obtaining full FDA approval of an NDA. Our business will be materially adversely impacted if we are not able to agree with the FDA on a regulatory path to approval for tradipitant or the FDA delays or denies approval of NDA or sNDA filings for the treatment of gastroparesis or motion sickness.
Global economic conditions may have an adverse effect on our business.
Financial instability or a general decline in economic conditions in the U.S. and other countries caused by political instability and conflict and economic challenges caused by general health crises such as the COVID-19 pandemic have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally and could adversely affect our operations. Increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, costly and dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, an economic downturn or significant increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans.
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
Global health crises and pandemics, such as the COVID-19, could lead to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures that may negatively impact productivity and disrupt our business. Additionally, the COVID-19 pandemic caused global supply chain disruptions that may have lasting impacts and consequences that are difficult to predict.
The COVID-19 pandemic impacted clinical research globally, including delays in our development programs. While our clinical trials have since resumed patient enrollment, we may experience future disruptions as a result of the lasting effects of the COVID-19 pandemic or other health crises that could adversely impact our sales activities, supply chain, our ongoing and planned clinical trials, and other regulatory activities, including:

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
If the FDA does not approve our sNDAs for HETLIOZ® for the treatment of jet lag disorder or insomnia, continued development of tasimelteon for the treatment of jet lag disorder and insomnia will be significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.
In December 2018, we announced that the FDA had accepted the HETLIOZ® sNDA for the treatment of jet lag disorder. We received a complete response letter (CRL) in August 2019 in which the FDA asserted that the measures of the study were of unclear clinical significance and declined to approve our sNDA. We met with the FDA to discuss the CRL in a Post Action meeting and in 2022 we requested the opportunity for a hearing with the FDA on the approvability of the jet lag disorder sNDA. We filed a lawsuit against the FDA in September 2022 demanding that the FDA immediately publish in the Federal Register a notice of opportunity for a hearing on the jet lag disorder sNDA. The FDA then published the notice in the Federal Register in October 2022. We have asked the U.S. District Court for the District of Columbia (DC District Court) to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted our motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve our application or commence a hearing on or before March 5, 2024. Our lawsuit remains pending. We have asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted our motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve our application or commence a hearing on or before March 5, 2024. Our lawsuit remains pending.
In July 2023, the FDA accepted our sNDA for HETLIOZ® in insomnia for filing and set a Prescription Drug User Fee Act (PDUFA) target action date of March 4, 2024 for its decision.
Any additional adverse developments or results or perceived adverse developments or results with respect to our regulatory submissions for jet lag disorder or insomnia will significantly harm our business and could cause the market price of our stock to decline. Examples of such adverse developments include, but are not limited to:
•the FDA determining that additional clinical studies are required with respect to the jet lag disorder or insomnia programs;
•safety, efficacy or other concerns arising from clinical or non-clinical studies in the jet lag disorder or insomnia programs, or the manufacturing processes or facilities used for the jet lag disorder program; or
•the FDA determining that the jet lag disorder or insomnia programs raise safety concerns or do not demonstrate substantial evidence of efficacy.

If the FDA does not approve our sNDA for Fanapt® for the treatment of bipolar I disorder, our business will be significantly harmed, and the market price of our stock could decline.
In December 2022, we announced Fanapt® was effective in the treatment of acute manic and mixed episodes associated with bipolar I disorder in adults in a randomized double-blind placebo controlled Phase III study. In August 2023, the FDA accepted our sNDA for Fanapt® in bipolar I disorder in adults for filing and set a PDUFA target action date of April 2, 2024 for its decision.
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
Our business strategy includes entering into collaborations with corporate collaborators for the commercialization of HETLIOZ®, Fanapt® and our other products. While we are not currently party to any material commercial collaborative arrangements, areas in which we may potentially enter into third-party collaboration arrangements include joint sales and marketing arrangements for sales and marketing in certain E.U. countries and elsewhere outside of the U.S., and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator, our business, results of operations or financial condition could be adversely affected. The launch of generic versions of HETLIOZ® and further generic competition may make it more difficult for us to identify or attract third-party collaborators and obtain favorable commercial terms in any such agreement or arrangement. Any arrangements we do enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.
The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Our collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations. We expect that the risks we face in connection with these future collaborations will include the following:
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
We have just recently completed the acquisition of PONVORY® and our ability to commercialize PONVORY® in the U.S. and Canada and transition regulatory and supply responsibility to us is uncertain, and we may not realize all of the anticipated benefits of the acquisition, those benefits make take longer to realize than expected or we may encounter significant integration difficulties.
We acquired the U.S. and Canadian rights to PONVORY® in December 2023. Our ability to realize the anticipated benefits of the acquisition will depend, to a large extent, on our ability to integrate PONVORY® into our business and realize anticipated growth opportunities and synergies. We will be required to devote significant management attention and resources to integrating this product into our business. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the acquisition could adversely affect our business, financial condition and results of operations.
Our ability to realize the anticipated benefits of the transaction will require us to overcome a number of difficulties, including, among others:
•the diversion of management attention to integration matters;
•difficulties in achieving anticipated business opportunities and growth prospects from the acquisition;
•challenges related to public and market perception of PONVORY® and/or our acquisition of the product;
•delays or other difficulties with the transition of regulatory and supply responsibilities for PONVORY® to us from Janssen; and
•potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the acquisition.
Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially harm our business, financial condition and results of operations.
In addition, we have no Canadian operations and no history of commercializing products in Canada. As a result, we will have to either build our own Canadian sales force or enter into an agreement with one or more third-party collaborators for the sale and distribution of PONVORY® in Canada. There is no guarantee that we will be successful in building our own Canadian sales force or that we will be able to identify or enter into an agreement with any such third-party collaborator on favorable terms, or at all.
All of these factors could decrease or delay the expected accretive effect of the acquisition and negatively impact our stock price and harm our business. As a result, it cannot be assured that the acquisition of PONVORY® will result in the full realization of the benefits anticipated from the transaction within the anticipated time frames or at all.
We rely on, and will continue to rely on, outsourcing arrangements for many of our activities, including preclinical and clinical development and supply of HETLIOZ®, HETLIOZ LQ®, Fanapt®, PONVORY® and our other products.
We rely on outsourcing arrangements for a significant portion of our activities, including distribution, preclinical and clinical research and development, data collection and analysis and manufacturing. We have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.
Disruptions to our HETLIOZ®, HETLIOZ LQ® Fanapt® or PONVORY® supply chains could materially affect our level of success in commercializing these products, thereby reducing our future earnings and prospects.

A loss or disruption with any one of our manufacturers or suppliers could disrupt the supply of HETLIOZ®, HETLIOZ LQ®, Fanapt® or PONVORY®, possibly for a significant time period, and we may not have sufficient inventories to maintain supply before the manufacturer or supplier could be replaced or the disruption is resolved. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval by regulatory authorities of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. Introducing a replacement or backup manufacturer or supplier for HETLIOZ®, HETLIOZ LQ®, Fanapt® or PONVORY® requires a lengthy regulatory and commercial process, including FDA approval of chemistry, manufacturing and controls (CMC) changes, and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion or at all. In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process.
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
Federal law requires that any company that participates in the MDRP also participate in the Public Health Service Act’s 340B drug pricing discount program (340B program), in order for the manufacturer’s drugs to be eligible for coverage under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration (HRSA) and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as certain small rural hospitals and hospitals that serve a disproportionate share of low-income patients. The ACA expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts drugs designated under section 526 of the Federal Food, Drug and Cosmetic Act as “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on pricing data we report under the MDRP and the rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities and state Medicaid programs. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges. A recent court decision in the District Court of South Carolina, Genesis Health Care, Inc. v. Becerra, found that HRSA’s definition of “patient” as applied to the 340B Program was too broad and may result in covered entities expanding the number of individuals considered eligible to receive drugs purchased through the 340B Program, resulting in higher volumes of drugs purchased at the discounted 340B ceiling price. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs when used in an inpatient setting.

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

•reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support HETLIOZ®, particularly in light of the recent entry into the market of generic versions of HETLIOZ®;
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
Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by other biotechnology companies, including major pharmaceutical companies. Our products may also compete with new products currently under development by others or with products that may cost less than our products. Physicians, patients, third-party payors and the medical community may not accept or utilize any of our products that may be approved. If HETLIOZ®, Fanapt®, PONVORY® and our other products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. See Part I, Item 1, Competition, for a discussion of the primary competitors for HETLIOZ®, Fanapt® and PONVORY®.
In addition, we may face competition from newly developed generic products. Under the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful at challenging an ANDA filed pursuant to the Hatch-Waxman Act, cheaper generic versions of our products, which may be favored by insurers and third-party payors, may be launched commercially, which would significantly harm our business. In December 2022, the Delaware District Court ruled in favor of the Defendants in our patent litigation relating to the Defendants’ filing of ANDAs for generic versions of HETLIOZ® in the U.S. We appealed the decision to the Federal Circuit, and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S Supreme Court to review the Federal Circuit’s decision. The FDA has approved ANDAs for Teva, Apotex and MSN, and Teva and Apotex have launched their generic versions of HETLIOZ® at risk in the U.S., and MSN has launched its generic version as well. In addition, other potential competitors may be successful in obtaining ANDA approval and launching their own generic versions.
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
Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than HETLIOZ® and HETLIOZ LQ® in the U.S. and HETLIOZ® in the countries in Europe covered by the centralized marketing authorization by the EC, and Fanapt® in the U.S., Mexico and Israel, we have not received, and may never receive, regulatory approval to market any of our products in any jurisdiction. In December 2023, we acquired U.S. and Canadian rights to PONVORY®, which had already been approved by the FDA and Health Canada, for the treatment of adults with RMS.
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
Undesirable side effects caused by our products could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing or continuing the commercialization of such products and generating revenues from their sale. We will continue to assess the side effect profile of our products in ongoing clinical development programs. However, we cannot predict whether the commercial use of our approved products (or our products in development, if and when they are approved for commercial use) will produce undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such products to date. For example, despite the positive results of the completed trials for HETLIOZ®, Fanapt® and PONVORY®, as well as the FDA’s approval of the NDA for HETLIOZ® for the treatment of Non-24 in January 2014, the NDA for Fanapt® for the treatment of schizophrenia in May 2009, the EC’s grant of the centralized marketing authorization for HETLIOZ® for the treatment of Non-24 in totally blind adults in July 2015, the FDA’s approval of the sNDA and NDA for HETLIOZ® capsule and liquid formulation for the treatment of adults and children, respectively, with nighttime sleep disturbances in SMS in December 2020, and the NDA for PONVORY® for the treatment of RMS in adults in March 2021 and Health Canada’s approval of PONVORY® for the treatment of adults with RMS in April 2021, we are uncertain whether either of these products will ultimately prove to be effective and safe in humans long term and in all uses. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even long after they are approved for commercial sale. Additionally, incidents of product misuse may occur. These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls, any of which could have a material adverse effect on our business, results of operations and financial condition.

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
•the impact of global health crises; and

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
We have been engaged in identifying and developing drug products since March 2003, which has required, and will continue to require, significant research and development expenditures. The continued commercialization of HETLIOZ®, Fanapt® and PONVORY® will also require substantial additional expenditures.
As of December 31, 2023, we had an accumulated deficit of $155.4 million and we cannot estimate with precision the extent of our future income or loss. We may not succeed in maintaining or gaining additional market acceptance of HETLIOZ®, Fanapt® and PONVORY® in the U.S. and we may not succeed in commercializing HETLIOZ® or Fanapt® outside of the U.S or PONVORY® in Canada. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.
There can be no assurance that we will achieve sustained profitability, which depends on many factors, including but not limited to, our ability to obtain regulatory approval for our products and achieve success in commercializing them in the U.S., Europe, Canada and our other target jurisdictions, as well as other factors described in this Annual Report.
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
Certain of our tax attributes, including net operating losses (NOLs) and credit carryforwards, would be subject to limitation under Section 382 and 383 should an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), occur. The limitation resulting from a “change in ownership” could affect our ability to utilize NOLs and credit carryforwards (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credit carryforwards could have a material adverse effect on our results of operations and cash flows. An ownership change occurred in the year ended December 31, 2014. We believe that the ownership change in 2014 will not impact our ability to utilize NOL and credit carryforwards; however, future ownership changes may cause our existing tax attributes to have additional limitations.
If we fail to adequately fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products with third parties on terms that may not be attractive to us.
Our activities will necessitate significant uses of working capital throughout 2024 and beyond. It is uncertain whether cash provided by our operating activities, together with our existing funds, will be sufficient to meet our long-term operating needs. As of December 31, 2023, our total cash and cash equivalents and marketable securities were $388.3 million. Our long-term capital requirements are expected to depend on many factors, including, among others:
•our level of success in commercializing HETLIOZ®, Fanapt® and PONVORY®, as well as other products that may be approved, globally;
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
Our arrangements with CROs are critical to our success in bringing our products to the market. We are generally dependent on CROs, third-party vendors and investigators for preclinical testing and clinical trials related to our drug discovery and development efforts and we will likely continue to depend on them to assist in our future discovery and development efforts. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. As such, they may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The parties with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the development, approval and commercialization of our products. Moreover, these parties may also have relationships with other commercial entities, some of which may compete with us. If they assist our competitors, it could harm our competitive position.
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
PONVORY® is manufactured by third parties and supplied to Janssen, which is currently distributing PONVORY® pursuant to the terms of a transition agreement. During the transition period, Vanda and Janssen will transition supply responsibility for PONVORY® to us. If we, or Janssen during the transition period, are unable to acquire sufficient quantities of PONVORY®, our sales of PONVORY® would suffer adverse effects.
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
In the E.U., prescription drug pricing and reimbursement are subject to governmental control and reimbursement mechanisms used by private and public health insurers in the E.U. vary by Member State. For the public systems, reimbursement is determined by law and/or by guidelines established by the responsible national authority. As elsewhere, inclusion in reimbursement catalogues focuses on the medical usefulness, need, quality and economic benefits to patients and the health care system. Acceptance for reimbursement comes with cost, use and often volume restrictions, which can vary by Member State. Although we have received marketing authorization for HETLIOZ® capsules from the EC, pricing negotiations with governmental authorities may take a considerable amount of time in those Member States that impose price controls. For example, we launched HETLIOZ® commercially in Germany in August 2016, and concluded our pricing negotiations with German authorities in October 2017. In addition, to obtain reimbursement or pricing approval for HETLIOZ® in some Member States, we may be required to conduct an additional clinical trial that compares the cost-effectiveness of HETLIOZ® to other available therapies.
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
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. Most significantly, in August 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (beginning October 1, 2022); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On March 15, 2023 and June 30, 2023, HHS issued guidance regarding implementation of the Medicare drug price negotiation program in initial price applicability year 2026. HHS stated it would provide additional information in the future related to implementation for initial price applicability years 2027 and beyond. Several manufacturers and industry groups have challenged the drug price negotiation program for Medicare Parts B and D in federal court. These lawsuits are ongoing, and additional lawsuits may be filed in the future related to provisions of the IRA. It is unknown whether such litigation or other litigation, if brought, will be successful. For these and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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
We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security in foreign jurisdictions and may be subject to additional related laws, rules, regulations, policies, industry standards and contractual obligations in other jurisdictions into which we expand. Many of these provisions are subject to change and reinterpretation depending on the jurisdiction and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business activities.
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
Outside of the U.S., legal requirements relating to the collection, storage, processing and transfer of personal data continue to evolve. For example, the collection and use of health data and other personal data is governed in the E.U. by the General Data Protection Regulation (GDPR), which became applicable in May 2018. The GDPR applies to personal data processing carried out by a controller or processor (i) located within the E.U. or (ii) targeting E.U. individuals regardless of controller or processor’s location. The GDPR implements stringent operational requirements for controllers and processors of personal data, including, for example, transparent information for the data subjects regarding the processing of their personal data, appropriate legal basis for processing personal data that may require to obtain the valid consent of the data subjects where applicable, expanded individual data subject rights, limitations on retention of personal data, increased requirements pertaining to data security and confidentiality, mandatory data breach notification with the competent supervisory authority and higher standards for controllers and processors to demonstrate their compliance with the GDPR by documenting it. The GDPR provides that E.U. Member States may supplement the GDPR with their own additional laws and regulations in relation to the personal data processing, in particular regarding sensitive personal data, (e.g., genetic, biometric or health data), which could result in differences between E.U. Member States, limit our ability to collect, use and share such personal data or cause our costs to increase, and harm our reputation, business and financial condition. Failure to comply with the GDPR may result in fines up to the higher of €20,000,000 or 4% of the total worldwide annual revenue of the preceding financial year and other administrative penalties. The GDPR may increase our responsibility and liability in relation to health data and other personal data that we may collect and process, and we may be required to implement additional measures in an effort to comply with the GDPR and with other laws, rules, regulations and standards in the E.U., including those of E.U. Member States, relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable E.U. laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. In July 2020, the European Court of Justice (ECJ) invalidated the E.U.-U.S. Privacy Shield, which had enabled the transfer of personal data from the E.U. to the U.S. for companies that had self-certified to the Privacy Shield. While we do not rely on the Privacy Shield, the ECJ decision also raised questions about the continued validity of the EC’s Standard Contractual Clauses, on which we rely. E.U. regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the Standard Contractual Clauses.
The EC has presented a new set of Standard Contractual Clauses, to be included in agreements involving personal data transfers outside the E.U. In addition, in July 2023, the European Commission adopted its adequacy decision for the E.U.-U.S. Data Privacy Framework (DPF). U.S. companies with the DPF certification can lawfully transfer personal data from the E.U. to the U.S. without additional transfer mechanisms. However, the validity of such mechanism is currently challenged by NYOB, an Austrian non-profit organization seeking to enforce digital rights (particularly privacy, and data protection rights) in the E.U.

This uncertainty regarding the validity of the existing transfer mechanisms could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the E.U. to the U.S. for conducting our business activities.
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
Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable and/or not infringed. In December 2022, the Delaware District Court ruled in favor of the Defendants in our patent litigation relating to the Defendants’ filing of ANDAs for generic versions of HETLIOZ® in the U.S. We appealed the decision to the Federal Circuit, and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S Supreme Court to review the Federal Circuit’s decision. Please see Note 17, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for additional information.
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
We have been and continue to be involved in number of lawsuits with a variety of generic drug manufacturers who have filed ANDAs relating to certain of our patents. In December 2022, the Delaware District Court ruled in favor of the Defendants in our patent litigation relating to the Defendants’ filing of ANDAs for generic versions of HETLIOZ® in the U.S. We appealed the decision to the Federal Circuit, and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S Supreme Court to review the Federal Circuit’s decision. Please see Note 17, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for additional information.
If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products, our business will be harmed.
The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. The HETLIOZ® U.S. new chemical entity (NCE) patent (the primary patent covering the product as a new composition of matter) received the full five-year patent term extension under the Hatch-Waxman Act and so, assuming that we continue to have rights under our license agreement with respect to this product, this patent in the U.S. expired in December 2022. We also own HETLIOZ® U.S. method of treatment patents (directed to the approved method of treatment as described in the HETLIOZ® label approved by the FDA), which expire normally between 2033 and 2041, and four drug substance patents that expire in 2035. Additionally, the U.S. Patent and Trademark Office has issued a drug formulation patent for HETLIOZ LQ® that will expire in 2040. The Fanapt® U.S. NCE patent received the full five-year patent term extension under the Hatch-Waxman Act and so this patent in the U.S. expired in November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office. This patent, which was listed in the Orange Book in January 2015, is set to expire in 2027. Eight additional U.S. patents directed to methods of treating patients with Fanapt®, which are set to expire between 2025 and 2031, were issued to us in 2015. With respect to PONVORY®, an application for term extension of the NCE patent pursuant to the Hatch-Waxman Act is pending. Based on correspondence between FDA and the U.S. Patent and Trademark Office, we expect that the NCE patent’s term should be extended for the maximum amount of time, five years, which would extend the term of this patent until November 2029. The U.S. Patent and Trademark Office has granted additional patents, including a further patent directed to a crystalline form of the active ingredient in PONVORY®, which will expire in May 2032 in view of awarded patent term adjustment. The U.S. Patent and Trademark Office has also issued three method of treatment patents for

PONVORY®, which will expire between November 2024 and December 2035. Furthermore, on January 24, 2024, the U.S. Patent and Trademark Office issued a Notice of Allowance in the case of U.S. Pat. Appl. No. 17/962,968, which covers other methods of treatment using the active ingredient in PONVORY®. Once issued, this patent would be expected to expire on October 10, 2042. Also, a number of patent applications covering further methods of treatment remain pending at the U.S. Patent and Trademark Office.
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
Generic company competitors have received FDA approval of generic versions of HETLIOZ® in the U.S. We are pursuing U.S. Supreme Court review of the May 2023 decision of the Federal Circuit affirming the December 2022 Delaware District Court decision that declared as invalid claims of a group of patents that protect our exclusivity in the U.S.
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
Between April 2018 and March 2021, we filed numerous Hatch-Waxman lawsuits in the Delaware District Court against Teva, MSN and Apotex asserting that U.S. Patent Nos. RE46,604 (‘604 Patent) , 9,060,995, 9,539,234, 9,549,913, 9,730,910 (‘910 Patent), 9,844,241, 10,071,977, 10,149,829 (‘829 Patent), 10,376,487 (‘487 Patent), 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 would be infringed by their generic versions of HETLIOZ®, for which they were seeking FDA approval. In January 2022, we entered into a license agreement with MSN and Impax resolving the lawsuits against MSN. The license agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date we obtain pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. MSN and Impax may enter the market earlier under certain limited circumstances. In January 2023, MSN and its commercial partner, Amneal Pharmaceuticals, Inc., informed us of their belief that such circumstances have occurred and have since launched their generic. We disagree with this position and continue to aggressively defend our legal rights to exclusivity for HETLIOZ®. There is no guarantee, however, that we will be successful in our efforts. The consolidated lawsuits against the remaining Defendants went to trial in March 2022.
In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe the ‘604 Patent, and that the asserted claims of the ‘604 Patent, ‘910 Patent, ‘829 Patent and ‘487 Patent were invalid. We appealed the decision to the Federal Circuit and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Federal Circuit’s decision. While we are pursuing additional remedies, we cannot be certain of the success, timing or efforts involved in connection with these efforts. If any of the generic manufacturers has adequate supply available and is successful, such generic competition in the short term could have a material and adverse impact on our revenues and our stock price.
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
The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2023 and December 31, 2023, the high and low sale prices of our common stock as reported on The Nasdaq Global Market varied between $3.30 and $8.15. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.
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

In addition to our outstanding common stock, as of December 31, 2023, there were a total of 6,697,816 shares of our common stock that we have registered and are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our 2006 and 2016 Equity Incentive Plans. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.
If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by one securities and industry analyst. If the analyst who covers us downgrades our stock, our stock price would likely decline. If this analyst ceases coverage of our company or fails to regularly publish reports on us, interest in the purchase of our stock could decrease, which could cause our stock price or trading volume to decline.
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
Our board of directors previously adopted a rights agreement, the provisions of which could have had the effect of discouraging, delaying or preventing a change in management or control over us. While there is no plan to do so at this time, our board of directors may choose to adopt a new rights plan in the future.
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
We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include:
•mergers;
•acquisitions;
•asset purchases;
•strategic alliances;
•licensing agreements; and
•co-promotion and similar agreements.
We may choose to enter into one or more of these transactions at any time, which may cause substantial fluctuations in the market price of our stock. Moreover, depending upon the nature of any transaction, we may experience a charge to earnings, which could also materially adversely affect our results of operations and could harm the market price of our stock. It is too early to tell whether our December 2023 acquisition of PONVORY® from Janssen will yield the results that we expect. If we experience difficulties integrating PONVORY® into our portfolio of approved products, or we are unable to achieve market acceptance of PONVORY®, our business and results of operations may be materially harmed.
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

While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our independent drug development programs. For example, the loss of clinical trial data from ongoing or future clinical trials for any of our product candidates could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. Our information security systems are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information or personal health information, we could incur substantial liability, our reputation would be damaged, and the further development of our product candidates could be delayed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C.	CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.
Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. As part of this process, appropriate personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity and potential mitigations.
We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks. As part of this process, and our processes to provide for the availability of critical data and systems, maintain regulatory compliance, identify and manage our risks from cybersecurity threats and to protect against, detect and respond to cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, we undertake the below listed activities, among others:
•comparing our processes to benchmark standards, such as those set by the National Institute of Standards and Technology (NIST);
•closely monitor emerging data protection laws and implement changes to our processes designed to comply;
•conduct annual customer data handling and use requirements training for employees;
•conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•through policy, practice and contract (as applicable) require employees, as well as third-parties who provide services on our behalf, to treat customer information and data with care;
•run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•conduct regular network and endpoint monitoring, vulnerability assessments, and penetration testing to improve our information systems, as such term is defined in Item 106(a) of Regulation S-K;
•leverage the NIST incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident; and
•carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
As part of the above processes, we may engage with assessors, consultants, auditors, and other third-parties, including by having a third-party review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain, our CROs or those who have access to our customer and employee data or our systems. Third-party risks are included within our broader overall risk assessment process, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third-parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence.
We describe whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the risk factors entitled “We are increasingly dependent on information technology systems, infrastructure and data. Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business,” and “Our internal computer systems, or those of our collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates,” in Part I, Item 1A of this Annual Report on Form 10-K, each of which is incorporated herein by reference.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management.
Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like risk management, business continuity planning, brand management, and other relevant matters.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by a team of senior level management, including our President, Chief Executive Officer and Chairman of the Board, Senior Vice President, Chief Financial Officer and Treasurer, Senior Vice President, General Counsel and Secretary, and VP of Information Technology. Such individuals collectively have significant prior work experience in various roles involving managing information security, developing cybersecurity strategy and implementing effective information and cybersecurity programs.
These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.
As discussed above, these members of management report to the Audit Committee about cybersecurity threat risks, among other cybersecurity related matters.

ITEM 2.	PROPERTIES
Our headquarters office consists of a total of 43,462 square feet of office space located at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. under operating leases and subleases that expire between 2026 and 2028 and certain of these leases are subject to renewal options. In addition, we have 2,880 square feet of office space in London, England under an operating lease that has a lease term ending in 2026, and other short-term leases. We believe that these facilities are suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 17, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on The Nasdaq Global Market under the symbol “VNDA.” As of February 1, 2024, there were nine holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the iShares Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2018 and its relative performance is tracked through December 31, 2023. The comparisons in the table are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock. We have never paid cash dividends to our stockholders and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

iShares Biotechnology Index
Nasdaq Composite Index
Vanda Pharmaceuticals Inc.
$250
$200
$150
$100
$50
$0
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/20223
9/30/2023
12/31/2023

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K (Annual Report). This discussion and analysis generally addresses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report include historical information and other information with respect to our plans and strategy for our business and contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under Part I, Item 1A, Risk Factors, and elsewhere in this Annual Report.
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
Our commercial portfolio is currently comprised of three products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS), Fanapt® for the treatment of schizophrenia and PONVORY®, which we acquired the U.S. and Canadian rights to on December 7, 2023, for the treatment of relapsing forms of multiple sclerosis (MS), to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease, in adults. HETLIOZ® is the first product approved by the U.S. Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, we have a number of drugs in development, including:
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•Fanapt® (iloperidone) for the treatment of bipolar I disorder and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•PONVORY (ponesimod) for the treatment of inflammatory/autoimmune disorders, including but not limited to ulcerative colitis, psoriasis, Crohn's disease, atopic dermatitis, eosinophilic esophagitis and alopecia areata;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness and atopic dermatitis;
•VHX-896, the active metabolite of iloperidone;
•Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors, including VSJ-110 for the treatment of dry eye and ocular inflammation and VPO-227 for the treatment of secretory diarrhea disorders, including cholera;
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of onychomycosis, hematologic malignancies and with potential use as a treatment for several oncology indications;
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, for the treatment of social/performance anxiety and psychiatric disorders; and
•Antisense oligonucleotide (ASO) molecules, including VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within IGHMBP2.
Operational Highlights

HETLIOZ®
•The supplemental New Drug Application (sNDA) for HETLIOZ® in the treatment of insomnia is under review by the FDA with a Prescription Drug User Fee Act (PDUFA) target action date of March 4, 2024. We announced that on February 4, 2024, we received a notification from the FDA stating that the FDA had identified deficiencies that preclude discussion of labeling and postmarketing requirements/commitments at this time. No deficiencies were disclosed by the FDA in the notification, and the FDA stated that the notification does not reflect a final decision on the information under review. On February 6, 2024, we filed suit in the U.S. District Court for the District of Columbia (D.C. District Court) challenging the FDA’s conduct in reviewing the insomnia sNDA. We are asking the D.C. District Court to compel the FDA to adhere to the legally mandated 180-day review period for sNDAs and to declare as unlawful and void the regulations the FDA relies upon to issue complete response letters.
•We are also continuing to pursue FDA approval for HETLIOZ® in the treatment of jet lag disorder. We announced in January 2024 that the D.C. District Court granted our motion for summary judgment on our claim against the FDA for unlawfully delaying a hearing on the approvability of our sNDA for HETLIOZ® in the treatment of jet lag disorder. The D.C. District Court ordered the FDA to either finally resolve our jet lag sNDA or commence a hearing on the sNDA on or before March 5, 2024.
•In January 2024, we filed a petition for a writ of certiorari with the U.S. Supreme Court to review the decision of the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) in our HETLIOZ® Abbreviated New Drug Application (ANDA) litigation against Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. and Apotex Corp. (collectively, Apotex). Teva and Apotex have waived their opportunity to respond to our petition, which is now ripe for decision by the U.S. Supreme Court.
Fanapt®
•The article “Efficacy and Safety of Iloperidone in Bipolar Mania: A Double-Blind, Placebo-Controlled Study” was published in January 2024 in the Journal of Clinical Psychiatry. The findings of this pivotal study have been submitted to the FDA as part of our sNDA for Fanapt® in the treatment of bipolar I disorder in adults.
•The sNDA for Fanapt® in the treatment of bipolar I disorder in adults is under review by the FDA with a PDUFA target action date of April 2, 2024.
PONVORY®
•We completed the acquisition of the U.S. and Canadian rights to PONVORY® from Janssen for $100.0 million in December 2023 and the transition is ongoing. PONVORY® is a once-daily oral selective sphingosine-1-phosphate receptor 1 modulator, approved by the FDA and Health Canada to treat adults with relapsing forms of multiple sclerosis, and is a potential therapeutic candidate for the treatment of a diverse group of inflammatory/autoimmune disorders ranging from psoriasis to ulcerative colitis.
•We announced in January 2024 that the U.S. Patent and Trademark Office (USPTO) had issued a notice of allowance for its PONVORY® patent application, 17/962,968, covering methods for reducing clinical management events before or during the treatment of multiple sclerosis and methods for reinstating treatment after missed doses. When issued, the patent is anticipated to expire on October 10, 2042. Upon issuance, we intend to list this patent in the FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.
Tradipitant
•The article “The Efficacy of Tradipitant in Patients with Diabetic and Idiopathic Gastroparesis in Phase III Randomized Placebo-Controlled Clinical Trial” was published in January 2024 in the Clinical Gastroenterology and Hepatology Journal. The findings of this pivotal study as well as a previously reported positive placebo-controlled study in diabetic and idiopathic gastroparesis have been submitted to the FDA as part of our New Drug Application (NDA) for tradipitant in the treatment of symptoms of gastroparesis in adults.
•In December 2023, we announced that the NDA for tradipitant for the treatment of symptoms of gastroparesis was accepted for filing and is under review by the FDA with a PDUFA target action date of September 18, 2024.
•The second Phase III study of tradipitant in the treatment of motion sickness is over 50% enrolled. In May 2023, we previously announced positive results from its first Phase III study of tradipitant in the treatment of motion sickness. We plan to pursue FDA approval upon completion of the clinical development program.
Early-Stage Programs

•In January 2024, we announced that the FDA had approved the Investigational New Drug (IND) application to evaluate VCA-894A for the treatment of a patient with Charcot-Marie-Tooth disease, axonal, type 2S (CMT2S), an inherited peripheral neuropathy for which there is no available treatment.
•In January 2024, we announced that the FDA had also approved the IND to evaluate VTR-297 for the treatment of onychomycosis, a fungal infection of the nail.
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing HETLIOZ® and Fanapt® in the U.S. and Europe and PONVORY® in the U.S and Canada, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks that are detailed in Part I, Item 1A, Risk Factors, of this Annual Report.
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
A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2023 included in this Annual Report. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results as they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements, and we have accordingly included them in this discussion.
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
HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through specialty pharmacies. We invoice and record revenue when customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., we sell HETLIOZ® in Germany and have a distribution agreement for the commercialization of Fanapt® in Israel. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known. During the year ended December 31, 2023, we constrained the variable consideration for HETLIOZ® net product sales. The constrained revenue relates to the uncertainties of payor utilization, patient demand and chargeback and rebate amounts, including Medicaid, and other reserves related to transactions that resulted in elevated levels of inventory at specialty pharmacy customers during 2023.
Reserves for variable consideration are classified as product revenue allowances on the Consolidated Balance Sheets, with the exception of prompt-pay discounts, which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, and product returns that are resolved during the product expiry period specified in the customer contract. Due to transactions that resulted in increased inventory stocking at specialty pharmacy customers of HETLIOZ® in 2023, the time it takes to resolve these uncertainties is expected to be longer than we have historically experienced. We currently record sales allowances for the following:
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
•Medicare Part D coverage gap: The Medicare Part D prescription drug benefit requires manufacturers to fund approximately 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients for applicable drugs. We account for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D coverage gap are based in part on historical activity and, where available, actual and pending prescriptions when we have validated the insurance benefits. Beginning January 1, 2025, the Medicare Part D coverage gap discount program will be replaced with a new discounting program under the Inflation Reduction Act.
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
•Co-pay assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. Co-pay assistance utilization is based on information provided by our third-party administrator.
•Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of December 31, 2023 or 2022.

The following table summarizes sales discounts and allowance activity as of and for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2020	26,870	8,873	35,743
Provision related to current period sales	83,965	31,176	115,141
Adjustments for prior period sales	(853)	193	(660)
Credits/payments made	(78,128)	(30,641)	(108,769)
Balances at December 31, 2021	31,854	9,601	41,455
Provision related to current period sales	92,109	30,636	122,745
Adjustments for prior period sales	(2,647)	1,396	(1,251)
Credits/payments made	(83,857)	(31,609)	(115,466)
Balances at December 31, 2022	37,459	10,024	47,483
Provision related to current period sales	85,916	28,488	114,404
Adjustments for prior period sales	(267)	276	9
Credits/payments made	(82,957)	(28,361)	(111,318)
Balances at December 31, 2023	$40,151	$10,427	$50,578
The provision for rebates and chargebacks of $85.9 million and $92.1 million for the years ended December 31, 2023 and 2022, respectively, and their ending balances at December 31, 2023 and 2022, primarily represent Medicaid rebates applicable to sales of Fanapt® and, to a lesser extent, Medicaid rebates applicable to sales of HETLIOZ®. The provision for discounts, returns and other of $28.5 million and $30.6 million for the years ended December 31, 2023 and 2022, represents wholesaler distribution fees applicable to sales of Fanapt® and estimated product returns of Fanapt®, and co-pay assistance costs and prompt pay discounts applicable to the sales of both HETLIOZ® and Fanapt®. The ending balances of discounts, returns and other as of December 31, 2023 and 2022 primarily represent estimated product returns of Fanapt® and wholesaler distribution fees applicable to sales of Fanapt®.
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
Intangible assets and impairment of long-lived assets. Our intangible assets consist of capitalized license costs for products approved by the FDA or costs to acquire already commercialized products. We amortize our intangible assets on a straight-line basis over the estimated useful economic life of the related product patents. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, a significant adverse change in legal or regulatory factors that could affect the value or patent life including our ability to defend and enforce patent claims and other intellectual property rights and significant negative industry or economic trends. When we determine that the carrying value of our intangible assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we measure any impairment based on the amount that carrying value exceeds fair value.
As a result of the unfavorable events and subsequent developments in the fourth quarter of 2022 and second quarter of 2023 related to the HETLIOZ® patent litigation (see Note 17, Legal Matters, to the consolidated financial statements included in Part II, Item 8 of this Annual Report) we performed impairment reviews for our HETLIOZ® asset group and determined, based upon our review of undiscounted cash flows, that the carrying value of our HETLIOZ® asset group, inclusive of the intangible asset, is recoverable. Accordingly, we did not record an intangible asset impairment charge during the years ended December 31, 2023 and 2022. The litigation and subsequent developments do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, the litigation and subsequent events do not relate to the HETLIOZ LQ® oral suspension formulation. Our expected cash flows continue to support our estimated useful economic life of the intangible asset through 2035.
Income taxes. We assess the need for a valuation allowance against our deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected taxable income. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities, which could be affected by the HETLIOZ® generic competition and our ability to obtain regulatory approval from the FDA for products or new indications in development, among other factors. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information on recent accounting pronouncements.
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, including activities related to recently acquired PONVORY®, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property. In December 2022, the U.S. District Court for the District of Delaware (Delaware District Court) ruled in favor of Teva and Apotex in our patent litigation relating to their filing of ANDAs for generic versions of HETLIOZ® in the U.S., and in May 2023, a three-judge panel of the Federal Circuit affirmed this ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S Supreme Court to review the Federal Circuit’s decision. See Note 17, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report. The FDA has approved ANDAs for Teva and Apotex, both of which have since launched their generic versions of HETLIOZ® at risk in the U.S. The FDA has also approved the ANDA for MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (MSN), and HETLIOZ® could face even more competition from other generic companies in the U.S. in the near term in light of the patent litigation rulings against us. The license agreement that we entered into when we settled our litigation with MSN (MSN/Impax License Agreement) grants MSN and Impax Laboratories LLC (Impax) a non-exclusive license to manufacture and commercialize MSN’s generic version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date we obtain pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. The MSN/Impax License Agreement also provides that MSN and Impax may launch a generic version of HETLIOZ® earlier under certain limited circumstances. In January 2023, MSN and its commercial partner, Amneal Pharmaceuticals, Inc., informed us of their belief that such circumstances had occurred and have since launched their generic version. We disagree with this position and intend to aggressively defend our legal rights to exclusivity for HETLIOZ®. There is no guarantee, however, that we will be successful in our efforts. Sales of generic versions of HETLIOZ® have resulted in and could continue to result in a reduction in the demand for HETLIOZ® and/or the price at which we can sell it and/or create volatility in net product sales in future periods, which could have a material impact on our revenues and results of operations.
Year ended December 31, 2023 compared to year ended December 31, 2022
Revenues. Total revenues decreased by $61.7 million, or 24%, to $192.6 million for the year ended December 31, 2023 compared to $254.4 million for the year ended December 31, 2022. Revenue from net product sales were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	Net Change	Percent
HETLIOZ® net product sales	$100,167	$159,655	$(59,488)	(37)%
Fanapt® net product sales	90,873	94,727	(3,854)	(4)%
PONVORY® net product sales	1,600	—	1,600	N/A
Total net product sales	$192,640	$254,382	$(61,742)	(24)%
HETLIOZ® net product sales decreased by $59.5 million, or 37%, to $100.2 million for the year ended December 31, 2023 compared to $159.7 million for the year ended December 31, 2022. The decrease to net product sales was attributable to a decrease in price net of deductions and a decrease in volume. Our HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected transactions that resulted in higher unit sales as compared to recent prior periods and a significant increase of inventory stocking at specialty pharmacy customers during 2023 and at December 31, 2023. HETLIOZ® net product sales during 2023 reflect lower unit sales as a result of generic competition. HETLIOZ® net product sales may continue to reflect lower unit sales as a result of continued reduction of the elevated inventory levels at specialty pharmacy customers. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to continued generic competition in the U.S. Additionally, we constrained HETLIOZ® net product sales for the year ended December 31, 2023 to an amount not probable of significant revenue reversal. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to transactions in the early part of 2023 are resolved.
Fanapt® net product sales decreased by $3.9 million to $90.9 million for the year ended December 31, 2023 compared to $94.7 million for the year ended December 31, 2022. The decrease to net product sales was attributable to a decrease in volume.
In December 2023, we purchased the right to market and sell PONVORY® in the U.S. and Canadian markets from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company. PONVORY® net product sales were $1.6 million for the year ended December 31, 2023, which reflects sales during the post-acquisition period.
Cost of goods sold. Cost of goods sold decreased by $9.5 million, or 39%, to $14.8 million for the year ended December 31, 2023 compared to $24.3 million for the year ended December 31, 2022. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 5% of HETLIOZ® net product sales in Germany and 6% of Fanapt® net product sales. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and are expected to end in the second quarter of 2024. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $7.2 million and $8.0 million of HETLIOZ® product and $3.0 million and $3.4 million of Fanapt® product as of December 31, 2023 and 2022, respectively.

Research and development expenses. Research and development expenses decreased by $8.9 million, or 10%, to $76.8 million for the year ended December 31, 2023 compared to $85.8 million for the year ended December 31, 2022. The decrease was primarily due to a decrease in clinical trial expenses associated with our Fanapt® development program, partially offset by an increase in our tradipitant and VHX-896 development programs. Expenses for our other development programs, which include expenses incurred on product discovery such as ASO, included a $3.0 million upfront fee expensed in the third quarter of 2022 in consideration for entering into a research and development agreement.
The following table summarizes the costs of our product development initiatives for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2023	2022
Direct project costs (1)
HETLIOZ®	$8,978	$12,084
Fanapt®	11,306	26,931
Tradipitant	32,781	25,232
VTR-297	1,595	1,814
CFTR	1,490	1,168
VQW-765	988	3,570
VHX-896	6,186	2,148
Other	5,683	5,082
Total direct project costs	69,007	78,029
Indirect project costs (1)
Stock-based compensation	3,323	3,964
Other indirect overhead	4,493	3,777
Total indirect project costs	7,816	7,741
Total research and development expense	$76,823	$85,770
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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $23.6 million, or 17%, to $112.9 million for the year ended December 31, 2023 compared to $136.5 million for the year ended December 31, 2022. The decrease in selling, general and administrative expenses was primarily the result of a decrease in spending on marketing, sales and commercial support activities for our commercial products.
Intangible asset amortization. Intangible asset amortization was $2.1 million for the year ended December 31, 2023 compared to $1.5 million for the year ended December 31, 2022. Amortization expense increased in 2023 due to amortization on the intangible asset from the recently acquired rights to PONVORY® in the U.S. and Canada.
Other income. Other income was $20.3 million for the year ended December 31, 2023 compared to $5.0 million for the year ended December 31, 2022. Other income primarily consists of investment income on our marketable securities, which increased in 2023 as a result of higher yields on our marketable securities.
Provision for income taxes. A provision for income taxes of $3.8 million and $5.0 million was recorded for the years ended December 31, 2023 and 2022, respectively. Our income tax expense or benefit is determined by applying the statutory tax rates in jurisdictions where we operate to each period’s income before income taxes. Adjustments are made for permanent differences in taxability or deductibility of pretax items as well as for other items, such as tax credits that are generated on our research and development activities. See Note 15, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.

Liquidity and Capital Resources
As of December 31, 2023, our total cash and cash equivalents and marketable securities were $388.3 million compared to $466.9 million at December 31, 2022. Cash decreased in 2023 primarily due to our acquisition of the U.S. and Canadian rights for PONVORY® in December 2023. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of December 31, 2023 and 2022 are summarized as follows:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$135,821	$135,029
Marketable securities:
U.S. Treasury and government agencies	185,115	177,170
Corporate debt	67,328	154,660
Total marketable securities	252,443	331,830
Total cash, cash equivalents and marketable securities	$388,264	$466,859
As of December 31, 2023, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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
We also have long-term contractual obligations related to our operating leases and license agreements. See Note 8, Leases, and Note 11, Commitments and Contingencies, respectively, to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about these commitments.
We do not have any off-balance sheet arrangements.
Based on our current operating plans, which include costs and expenses in connection with our continued clinical development of tradipitant and our other products, pursuit of regulatory approval of tradipitant, U.S. commercial activities for HETLIOZ®, Fanapt® and PONVORY®, pursuit of regulatory approval of HETLIOZ® and Fanapt® in other regions and in other indications, and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Net Change
Net cash provided by (used in):
Operating activities:
Net income	$2,509	$6,275	$(3,766)
Non-cash charges	11,039	19,635	(8,596)
Net change in operating assets and liabilities	(747)	6,074	(6,821)
Operating activities	12,801	31,984	(19,183)
Investing activities:
Asset acquisition	(100,665)	—	(100,665)
Purchases of property and equipment	(383)	(679)	296
Net purchases, sales and maturities of marketable securities	88,992	50,604	38,388
Investing activities	(12,056)	49,925	(61,981)
Financing activities:
Proceeds from the exercise of stock options	—	734	(734)
Financing activities	—	734	(734)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	47	265	(218)
Net change in cash, cash equivalents and restricted cash	$792	$82,908	$(82,116)
Operating Activities. Cash flows provided by operating activities during the year ended December 31, 2023 were $12.8 million, a decrease of $19.2 million compared to $32.0 million during the year ended December 31, 2022. The decrease reflects a decrease of $3.8 million in net income, a decrease of $8.6 million in non-cash charges primarily due to additional amortization of discounts on our marketable securities, and a decrease of $6.8 million from the net change in operating assets and liabilities.
Investing Activities. Cash flows used in investing activities during the year ended December 31, 2023 were $12.1 million, a decrease in cash of $62.0 million compared to cash provided by investing activities of $49.9 million during the year ended December 31, 2022. The change in investing activities reflects the timing of net reinvestment of available cash and cash equivalents in our portfolio of marketable securities and the acquisition of the U.S. and Canadian rights to PONVORY® in 2023.
Financing Activities. Financing activities include proceeds from exercises of stock options. Cash flows provided by financing activities during the year ended December 31, 2022 were $0.7 million. There were no exercises of stock options during the year ended December 31, 2023.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2023, the end of the period covered by this annual report on Form 10-K (Annual Report), to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. Furthermore, during the fiscal quarter ended December 31, 2023, we did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required under this item will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Incentive Plans
Information regarding securities authorized for issuance under equity incentive plans will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this item will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
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

Vanda Pharmaceuticals Inc.

February 8, 2024	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 8, 2024
Mihael H. Polymeropoulos, M.D.

/s/ Kevin Moran	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 8, 2024
Kevin Moran

/s/ Richard W. Dugan	Lead Independent Director	February 8, 2024
Richard W. Dugan

/s/ Anne Sempowski Ward	Director	February 8, 2024
Anne Sempowski Ward

/s/ Phaedra Chrousos	Director	February 8, 2024
Phaedra Chrousos

/s/ Stephen Ray Mitchell	Director	February 8, 2024
Stephen Ray Mitchell

/s/ Tage Honoré	Director	February 8, 2024
Tage Honoré

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vanda Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Medicaid Rebates for Fanapt®
As described in Note 2 to the consolidated financial statements, the allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contracted discount rates and estimated patient utilization. The Company has recorded product revenue allowances of $49.2 million as of December 31, 2023, of which a significant amount relates to allowances for Medicaid Rebates for Fanapt®.
The principal considerations for our determination that performing procedures relating to the Medicaid Rebates for Fanapt® is a critical audit matter are the significant judgment by management due to the significant measurement uncertainty involved in developing the allowances, as these allowances are based on assumptions developed for estimated patient utilization, primarily payor mix and invoice lag; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the estimated patient utilization assumption.

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

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia
February 8, 2024
We have served as the Company’s auditor since 2003.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$135,821	$135,029
Marketable securities	252,443	331,830
Accounts receivable, net	34,155	33,512
Inventory	1,357	1,194
Prepaid expenses and other current assets	9,170	17,727
Total current assets	432,946	519,292
Property and equipment, net	2,037	2,573
Operating lease right-of-use assets	7,103	8,400
Intangible assets, net	121,369	18,565
Deferred tax assets	75,000	74,039
Non-current inventory and other	9,985	11,378
Total assets	$648,440	$634,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,460	$45,551
Product revenue allowances	49,237	45,885
Total current liabilities	87,697	91,436
Operating lease non-current liabilities	7,006	8,813
Other non-current liabilities	8,827	6,800
Total liabilities	103,530	107,049
Commitments and contingencies (Notes 11 and 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 57,534,499 and 56,783,764 shares issued and outstanding at December 31, 2023 and 2022, respectively	58	57
Additional paid-in capital	700,274	686,235
Accumulated other comprehensive loss	(30)	(1,193)
Accumulated deficit	(155,392)	(157,901)
Total stockholders’ equity	544,910	527,198
Total liabilities and stockholders’ equity	$648,440	$634,247
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2023	2022	2021
Revenues:
Net product sales	$192,640	$254,382	$268,682
Total revenues	192,640	254,382	268,682
Operating expenses:
Cost of goods sold excluding amortization	14,796	24,282	25,629
Research and development	76,823	85,770	75,363
Selling, general and administrative	112,883	136,485	124,047
Intangible asset amortization	2,090	1,516	1,478
Total operating expenses	206,592	248,053	226,517
Income (loss) from operations	(13,952)	6,329	42,165
Other income	20,291	4,971	199
Income before income taxes	6,339	11,300	42,364
Provision for income taxes	3,830	5,025	9,212
Net income	$2,509	$6,275	$33,152
Net income per share:
Basic	$0.04	$0.11	$0.60
Diluted	$0.04	$0.11	$0.58
Weighted average shares outstanding:
Basic	57,380,975	56,461,877	55,548,122
Diluted	57,557,911	56,983,171	56,921,836
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$2,509	$6,275	$33,152
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	28	(39)	(49)
Change in net unrealized gain (loss) on marketable securities	1,461	(1,271)	(472)
Tax benefit (provision) on other comprehensive income (loss)	(326)	292	107
Other comprehensive income (loss), net of tax	1,163	(1,018)	(414)
Comprehensive income	$3,672	$5,257	$32,738
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2020	54,865,092	$55	$650,300	$239	$(197,328)	$453,266
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	1,035,763	1	3,549	—	—	3,550
Stock-based compensation expense	—	—	15,374	—	—	15,374
Net income	—	—	—	—	33,152	33,152
Other comprehensive loss, net of tax	—	—	—	(414)	—	(414)
Balances at December 31, 2021	55,900,855	56	669,223	(175)	(164,176)	504,928
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	882,909	1	733	—	—	734
Stock-based compensation expense	—	—	16,279	—	—	16,279
Net income	—	—	—	—	6,275	6,275
Other comprehensive loss, net of tax	—	—	—	(1,018)	—	(1,018)
Balances at December 31, 2022	56,783,764	57	686,235	(1,193)	(157,901)	527,198
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	750,735	1	(1)	—	—	—
Stock-based compensation expense	—	—	14,040	—	—	14,040
Net income	—	—	—	—	2,509	2,509
Other comprehensive income, net of tax	—	—	—	1,163	—	1,163
Balances at December 31, 2023	57,534,499	$58	$700,274	$(30)	$(155,392)	$544,910
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$2,509	$6,275	$33,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	920	1,217	1,363
Stock-based compensation	14,040	16,279	15,374
Amortization of premiums and accretion of discounts on marketable securities	(8,799)	(2,963)	1,649
Loss (gain) on sales of marketable securities	655	—	(12)
Intangible asset amortization	2,090	1,516	1,478
Deferred income taxes	(1,286)	1,130	6,745
Other non-cash adjustments, net	3,419	2,456	1,728
Changes in operating assets and liabilities:
Accounts receivable	(707)	(1,089)	(2,469)
Prepaid expenses and other assets	8,523	(6,136)	(1,247)
Inventory	(771)	(4,479)	(2,233)
Accounts payable and other liabilities	(10,984)	11,793	3,040
Product revenue allowances	3,192	5,985	5,646
Net cash provided by operating activities	12,801	31,984	64,214
Cash flows from investing activities
Asset acquisition	(100,665)	—	—
Purchases of property and equipment	(383)	(679)	(552)
Purchases of marketable securities	(512,606)	(349,258)	(420,461)
Sales and maturities of marketable securities	601,598	399,862	344,317
Net cash provided by (used in) investing activities	(12,056)	49,925	(76,696)
Cash flows from financing activities
Proceeds from exercise of stock options	—	734	3,550
Net cash provided by financing activities	—	734	3,550
Effect of exchange rate changes on cash, cash equivalents and restricted cash	47	265	(91)
Net change in cash, cash equivalents and restricted cash	792	82,908	(9,023)
Cash, cash equivalents and restricted cash
Beginning of year	135,498	52,590	61,613
End of year	$136,290	$135,498	$52,590
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
The Company’s commercial portfolio is currently comprised of three products, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS), Fanapt® for the treatment of schizophrenia and PONVORY®, which the Company acquired the U.S. and Canadian rights to on December 7, 2023, for the treatment of relapsing forms of multiple sclerosis (MS) to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease, in adults. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, the Company has a number of drugs in development, including:
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•Fanapt® (iloperidone) for the treatment of bipolar I disorder and a long acting injectable (LAI) formulation for the treatment of schizophrenia;
•PONVORY (ponesimod) for the treatment of inflammatory/autoimmune disorders, including but not limited to ulcerative colitis, psoriasis, Crohn's disease, atopic dermatitis, eosinophilic esophagitis and alopecia areata;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness and atopic dermatitis;
•VHX-896, the active metabolite of iloperidone;
•Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors, including VSJ-110 for the treatment of dry eye and ocular inflammation and VPO-227 for the treatment of secretory diarrhea disorders, including cholera;
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of onychomycosis, hematologic malignancies and with potential use as a treatment for several oncology indications;
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, for the treatment of social/performance anxiety and psychiatric disorders; and
•Antisense oligonucleotide (ASO) molecules, including VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within IGHMBP2.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$135,821	$135,029
Restricted cash included in non-current inventory and other	469	469
Total cash, cash equivalents and restricted cash	$136,290	$135,498
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

Asset Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If determined to be an asset acquisition, the Company accounts for the transaction under Accounting Standards Codification (ASC) 805-50, which requires the recognition of assets acquired and liabilities assumed on a relative fair value basis based on the acquisition cost, which includes transaction costs in addition to consideration given. Any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.
See Note 3, PONVORY® Acquisition, for further discussion of the Company’s acquisition of the U.S. and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company, which the Company accounted for as an asset acquisition under ASC 805-50.
Intangible Assets
Costs incurred for products not yet approved by the FDA and for which no alternative future use exists are recorded as research and development expense. Obligations for milestone payments to other pharmaceutical companies that may result in a capitalized intangible asset are recognized when it is deemed probable that the milestone event will occur. In the event a product has been approved by the FDA or an alternative future use exists for a product, patent and license costs are capitalized and amortized on a straight-line basis over the estimated useful economic life of the related product patents. For intangible assets related to HETLIOZ®, the estimated useful life is through 2035, which is the estimated economic useful life of the related product patents.
Useful lives for acquired intangible assets accounted for under ASC 805 are generally estimated based on the market participant methodology. For intangible assets related to PONVORY®, the estimated useful life is through 2035, which is the estimated economic useful life of the related acquired product patents. Intangible assets related to Fanapt® have been fully amortized on a straight-line basis to 2016. The Fanapt® transaction represented reacquired rights, and therefore did not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031.
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
Impairment of Long-Lived Assets
The Company evaluates if events and circumstances have occurred that indicate the remaining estimated useful life of its long-lived assets may warrant revision or that the remaining balance of these assets may not be recoverable. In evaluating for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. In the event that the balance of any asset exceeds the future undiscounted or discounted cash flow estimate, impairment is recognized based on the excess of the carrying amounts of the asset above its estimated fair value. No impairment was recognized for the years ended December 31, 2023, 2022 and 2021.
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
The Company’s net product sales consist of sales of HETLIOZ®, Fanapt® and PONVORY®. Net sales by product for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
HETLIOZ® net product sales	$100,167	$159,655	$173,536
Fanapt® net product sales	90,873	94,727	95,146
PONVORY® net product sales	1,600	—	—
Total net product sales	$192,640	$254,382	$268,682
The Company’s HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers during 2023 and at December 31, 2023. HETLIOZ® net product sales during the year ended December 31, 2023 reflect lower unit sales as a result the impact of generic competition.

HETLIOZ® net product sales may continue to reflect lower unit sales as a result of continued reduction of the elevated inventory levels at specialty pharmacy customers. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to generic competition in the U.S. Additionally, the Company constrained HETLIOZ® net product sales for the year ended December 31, 2023 to an amount not probable of significant revenue reversal. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies, and is not available in retail pharmacies. Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through specialty pharmacies. The Company invoices and records revenue when its customers, specialty pharmacies and wholesalers, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., the Company sells HETLIOZ® in Germany and has a distribution agreement for the commercialization of Fanapt® in Israel. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
The following table presents each major customer that represented more than 10% of total revenues for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Percent of Net Product Sales	2023	2022	2021
Customer A	20%	36%	40%
Customer B	16%	13%	12%
Customer C	15%	11%	11%
Customer D	15%	*	*
Customer E	14%	11%	10%
Customer F	*	16%	18%
Total net product sales from major customers	80%	87%	91%
*Represents less than 10% of respective balance.
The following table presents each major customer that represented more than 10% of accounts receivable, net, as of December 31, 2023 and 2022:

	December 31,
Percent of Accounts Receivable, Net	2023	2022
Customer A	*	18%
Customer B	19%	20%
Customer C	21%	14%
Customer D	34%	*
Customer E	16%	16%
Customer F	*	13%
Total accounts receivable, net from major customers	90%	81%
*Represents less than 10% of respective balance.

The transaction price is determined based upon the consideration to which the Company will be entitled in exchange for transferring product to the customer. The Company’s product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, the Company’s estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which the Company has validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. If actual results in the future vary from the Company’s estimates, it adjusts its estimates in the period identified, which would affect net product sales in the period such variances become known. During the year ended December 31, 2023, the Company constrained the variable consideration for HETLIOZ® net product sales. The constrained revenue relates to the uncertainties of payor utilization, patient demand and chargeback and rebate amounts, including Medicaid, related to the elevated levels of inventory on hand at the specialty pharmacies.
Reserves for variable consideration are classified as product revenue allowances on the Consolidated Balance Sheets, with the exception of prompt-pay discounts that are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, and product returns that are resolved during the product expiry period specified in the customer contract. Due to increased inventory stocking at specialty pharmacy customers of HETLIOZ® in 2023, the time it takes to resolve these uncertainties could be longer than the Company has historically experienced. The Company currently records sales allowances for the following:
•Prompt-pay: Specialty pharmacies and wholesalers are generally offered discounts for prompt payment. The Company expects that the specialty pharmacies and wholesalers will earn prompt payment discounts and, therefore, deducts the full amount of these discounts from total product sales when revenues are recognized.
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
•Medicare Part D Coverage Gap: The Medicare Part D prescription drug benefit requires manufacturers to fund approximately 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients for applicable drugs. The Company accounts for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D coverage gap are based in part on historical activity and, where available, actual and pending prescriptions when the Company has validated the insurance benefits. Beginning January 1, 2025, the Medicare Part D coverage gap discount program will be replaced with a new discounting program under the Inflation Reduction Act.
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
•Co-pay Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. Co-pay assistance utilization is based on information provided by the Company’s third-party administrator.

•Product Returns: The Company generally offers direct customers a limited right to return as contractually defined with its customers. The Company considers several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. The Company does not expect returned goods to be resalable. There was no right of return asset as of December 31, 2023 or 2022. The following table summarizes activity for product returns as of and for the years ended December 31, 2023, 2022 and 2021, all of which relates to sales of Fanapt®:

(in thousands)	Reserve for Product Returns
Balances at December 31, 2020	$4,698
Additions	2,870
Credits/payments	(3,017)
Balances at December 31, 2021	4,551
Additions	4,332
Credits/payments	(3,739)
Balances at December 31, 2022	5,144
Additions	3,001
Credits/payments	(2,934)
Balances at December 31, 2023	$5,211
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

Advertising Expense
The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $0.5 million, $2.6 million and $6.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Transactions denominated in currencies other than functional currency are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the Consolidated Balance Sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other income and were not material for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly rated financial institutions. At December 31, 2023, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.
Segment and Geographic Information
The Company operates in one reporting segment and, accordingly, no segment disclosures are presented herein. Foreign sales were not material for each of the years ended December 31, 2023, 2022 and 2021.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.
3. PONVORY® Acquisition
On December 7, 2023, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) to acquire the U.S. and Canadian rights to PONVORY®, Janssen, and the closing of the transaction took place simultaneously with signing. PONVORY® is a once-daily oral selective sphingosine-1-phosphate receptor 1 modulator, indicated to treat adults with relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease. The total consideration for the acquisition was $104.9 million consisting of cash paid to Janssen and acquisition-related transaction costs, of which $4.2 million of the consideration was accrued as of December 31, 2023 and recorded in the accounts payable and accrued liabilities balance of the Consolidated Balance Sheets; the $4.2 million is a non-cash investing item in the Consolidated Statement of Cash Flows. The Purchase Agreement includes customary representations, warranties and covenants, as well as standard mutual indemnities covering losses arising from any material breach of the Purchase Agreement or inaccuracy of representations and warranties. Janssen has agreed to indemnify the Company against losses arising from its activities prior to the closing, and the Company has agreed to indemnify Janssen against losses arising from the Company’s activities pertaining to PONVORY® after the closing. Simultaneously and in connection with the Purchase Agreement, the parties have also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during a transition period, Janssen will continue PONVORY® operations and the Company and Janssen will transition regulatory and supply responsibility for PONVORY® to the Company.
The acquisition of PONVORY® has been accounted for as an asset acquisition in accordance with ASC 805-50 because substantially all of the fair value of the assets acquired is concentrated in a single asset, the PONVORY® product rights. The PONVORY® products rights consist of certain patents and trademarks, regulatory approvals, marketing assets, and other records, and are considered a single asset as they are inextricably linked. The total consideration of $104.9 million was fully allocated to the acquired intangible asset for the U.S. and Canada rights to PONVORY®. The straight-line method is used to amortize the intangible asset, as disclosed in Note 9.
4. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2023, which all have contractual maturities of less than two years:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$185,168	$227	$(280)	$185,115
Corporate debt	67,352	2	(26)	67,328
Total marketable securities	$252,520	$229	$(306)	$252,443
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
5. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of December 31, 2023 and 2022 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2023, as follows:

		Fair Value Measurement as of December 31, 2023 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$209,103	$209,103	$—	$—
Corporate debt	107,108	—	107,108	—
Total assets measured at fair value	$316,211	$209,103	$107,108	$—
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2022, as follows:

		Fair Value Measurement as of December 31, 2022 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$177,170	$177,170	$—	$—
Corporate debt	154,660	—	154,660	—
Total assets measured at fair value	$331,830	$177,170	$154,660	$—
Total assets measured at fair value as of December 31, 2023 include $63.8 million cash equivalents. Total assets measured at fair value as of December 31, 2022 include no cash equivalents.

The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities and product revenue allowances, the carrying values of which materially approximate their fair values.
6. Inventory
Inventory consisted of the following as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Current assets
Work-in-process	$27	$23
Finished goods	1,330	1,171
Total inventory, current	$1,357	$1,194
Non-Current assets
Raw materials	$934	$1,043
Work-in-process	7,177	8,212
Finished goods	737	1,041
Total inventory, non-current	8,848	10,296
Total inventory	$10,205	$11,490
The Company’s inventory balance consisted of $7.2 million and $8.0 million of HETLIOZ® product and $3.0 million and $3.4 million of Fanapt® product as of December 31, 2023 and 2022, respectively.
7. Property and Equipment
The following is a summary of the Company’s property and equipment, at cost, as of December 31, 2023 and 2022:

(in thousands)	Estimated Useful Life (Years)	December 31, 2023	December 31, 2022
Computer and other equipment	3	$6,284	$5,941
Furniture and fixtures	5 - 7	1,496	1,634
Leasehold improvements	5 - 11	5,438	5,417
Total property and equipment, gross		13,218	12,992
Accumulated depreciation and amortization		(11,181)	(10,419)
Total property and equipment, net		$2,037	$2,573
Depreciation expense was $0.9 million, $1.2 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
8. Leases
The Company’s long-term leases primarily include operating leases and subleases for office space in Washington, D.C. and London, England. The Company recognized ROU assets and lease liabilities related to fixed payments for these long-term operating leases in its Consolidated Balance Sheets as of December 31, 2023 and 2022. The Company also has short-term leases, including office space in Berlin, Germany.
In June 2011, the Company entered into an operating lease agreement under which it leases 33,534 square feet of office space for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. Subject to the prior rights of other tenants, the Company has the right to renew the lease for five years following its expiration in July 2028. As of December 31, 2023, the renewal period has not been included in the lease term. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The lease may be terminated early by the Company or the landlord under certain circumstances.
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
The following is a summary of the Company’s ROU assets and operating lease liabilities as of December 31, 2023 and 2022:

(in thousands)	Classification on the Balance Sheet	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$7,103	$8,400

Liabilities
Operating lease current liabilities	Accounts payable and accrued liabilities	$2,398	$2,328
Operating lease non-current liabilities	Operating lease non-current liabilities	7,006	8,813
Total lease liabilities		$9,404	$11,141

Weighted average remaining lease term		4.3	5.2
Weighted average discount rate		8.2%	8.2%
The Company recognized operating lease cost of $2.2 million, $2.2 million and $2.3 million and short-term operating lease cost of $0.4 million for each of the years ended December 31, 2023, 2022 and 2021, respectively. The Company also recognized $1.4 million of expense for each of the years ended December 31, 2023, 2022 and 2021, respectively, related to non-lease elements, such as building maintenance services and utilities, and executory costs associated with the operating leases.
Cash paid for amounts included in the measurement of operating lease liabilities is included in operating cash flows and was $2.7 million, $2.6 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The table below reconciles the Company’s future cash obligations to operating lease liabilities recorded on the balance sheet as of December 31, 2023:

(in thousands)	Operating Leases
2024	$2,726
2025	2,796
2026	2,410
2027	2,159
2028	1,099
Thereafter	—
Total minimum lease payments	11,190
Less: amount of lease payments representing interest	(1,786)
Present value of future minimum lease payments	9,404
Less: current obligations under leases	(2,398)
Operating lease non-current liabilities	$7,006
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
PONVORY®. On December 7, 2023, the Company acquired the U.S. and Canadian rights to PONVORY®, from Janssen. The total purchase price was allocated to the acquired intangible for the U.S. and Canada rights to PONVORY®. The PONVORY® intangible asset is being amortized on a straight-line basis over the estimated economic useful life of the related product rights. See Note 3, PONVORY® Acquisition, for additional details about the PONVORY® acquisition.
The following is a summary of the Company’s amortizing intangible assets as of December 31, 2023:

		December 31, 2023
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$15,937	$17,063
PONVORY®	2035	$104,894	$588	$104,306
Total amortizing intangible assets		$137,894	$16,525	$121,369
The following is a summary of the Company’s intangible assets as of December 31, 2022:

		December 31, 2022
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$14,435	$18,565
Total amortizing intangible assets		$33,000	$14,435	$18,565
As of December 31, 2023 and 2022, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®. Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
HETLIOZ®	$1,502	$1,516	$1,478
PONVORY®	588	—	—
Total amortization expense	$2,090	$1,516	$1,478
The following is a summary of the future intangible asset amortization schedule as of December 31, 2023:

(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
HETLIOZ®	$17,063	$1,463	$1,463	$1,463	$1,463	$1,463	$9,748
PONVORY®	104,306	8,741	8,741	8,741	8,741	8,741	60,601
Total amortization expense	$121,369	$10,204	$10,204	$10,204	$10,204	$10,204	$70,349
10. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Research and development expenses	$15,691	$9,474
Compensation and employee benefits	6,413	6,839
Consulting and other professional fees	4,404	9,241
Royalties payable	2,409	4,979
Operating lease liabilities	2,398	2,328
Accounts payable and other accrued liabilities	7,145	12,690
Total accounts payable and accrued liabilities	$38,460	$45,551

As of December 31, 2022, the prepaid expenses and other current assets and accounts payable and accrued liabilities balances included $11.5 million related to the case Gordon v. Vanda Pharmaceuticals Inc. In January 2023, the settlement related to the case was fully and finally approved. As a result, the Company removed the associated prepaid and liability balances.
11. Commitments and Contingencies
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of December 31, 2023, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 9, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales in the U.S. decreased from 10% to 5% in December 2022. This U.S. royalty will end in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
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
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of December 31, 2023, the Company has paid Lilly $5.0 million in upfront fees and development milestones. These payments for upfront fees and development milestones include a $2.0 million milestone paid to Lilly during the year ended December 31, 2023 for the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.). As of December 31, 2023, remaining milestone obligations include $10.0 million and $5.0 million milestones for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.

Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of December 31, 2023, the Company has paid UCSF $1.6 million in upfront fees and development milestones. As of December 31, 2023, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio.
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
12. Accumulated Other Comprehensive Loss
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows for the years ended December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Foreign currency translation	$21	$(7)
Unrealized loss on marketable securities	(51)	(1,186)
Accumulated other comprehensive loss	$(30)	$(1,193)
13. Stock-Based Compensation
As of December 31, 2023, there were 6,697,816 shares subject to outstanding options and RSUs under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 13,790,000 shares of common stock authorized for issuance under the 2016 Plan, 4,537,290 shares of which remained available for future grant as of December 31, 2023.

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
As of December 31, 2023, $6.0 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.1 years. No option awards are classified as a liability as of December 31, 2023.
A summary of option activity under the Plans for the year ended December 31, 2023 is as follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,232,210	$14.19	5.81	$—
Granted	944,776	6.92
Expired	(384,480)	11.86
Outstanding at December 31, 2023	4,792,506	12.95	6.00	—
Exercisable at December 31, 2023	3,292,951	14.47	4.79	—
Vested and expected to vest at December 31, 2023	4,642,322	13.10	5.90	—
The weighted average grant-date fair value of options granted was $3.53, $5.18 and $8.91 per share for the years ended December 31, 2023, 2022 and 2021, respectively. There were no options exercised for the year ended December 31, 2023. The total intrinsic value of options exercised was $1.6 million and $4.1 million for the years ended December 31, 2022 and 2021, respectively. There were no proceeds from the exercise of stock options for the year ended December 31, 2023. Proceeds from the exercise of stock options amounted to $0.7 million and $3.6 million for the years ended December 31, 2022 and 2021, respectively.
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
As of December 31, 2023, $13.8 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.5 years. No RSUs are classified as a liability as of December 31, 2023.

A summary of RSU activity for the Plans for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	1,915,546	$14.41
Granted	868,243	6.96
Forfeited	(127,744)	12.82
Vested	(750,735)	15.04
Unvested at December 31, 2023	1,905,310	10.87
The weighted average grant-date fair value of RSUs granted was $6.96, $11.24 and $19.57 per share for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of the RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $11.3 million, $11.6 million, and $9.1 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2023, 2022 and 2021 comprised of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Research and development	$3,323	$3,964	$3,955
Selling, general and administrative	10,717	12,315	11,419
Total stock-based compensation expense	$14,040	$16,279	$15,374
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	—%	—%	—%
Weighted average expected volatility	47%	46%	46%
Weighted average expected term (years)	6.16	6.05	5.98
Weighted average risk-free rate	3.89%	2.03%	0.75%
14. Employee Benefit Plan
The Company has a defined contribution plan under IRC Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches fifty percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a 4-year period and amounted to $1.0 million, $1.1 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
15. Income Taxes
The following is a summary of the domestic and foreign components of income before income taxes for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$6,184	$11,216	$42,221
Foreign	155	84	143
Total income before income taxes	$6,339	$11,300	$42,364
The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$2,577	$—	$—
State	2,447	3,710	2,200
Foreign	91	185	267
Deferred
Federal	(2,240)	1,238	6,604
State	970	(111)	119
Foreign	(15)	3	22
Provision for income taxes	$3,830	$5,025	$9,212
The following is reconciliation between the federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Federal tax at statutory rate	21.0%	21.0%	21.0%
State taxes	5.0%	4.8%	2.3%
Change in valuation allowance	22.6%	1.0%	(0.1)%
Research and development credit	(69.3)%	(25.9)%	(6.5)%
Orphan drug credit	(4.5)%	(0.9)%	(0.1)%
Section 162(m) limitation	17.2%	9.4%	2.6%
Other tax rate changes	(23.4)%	1.7%	(0.2)%
Other changes in state deferred taxes	12.7%	—%	—%
Uncertain tax positions	41.0%	24.5%	4.0%
Stock-based compensation	30.2%	5.8%	(1.8)%
Settlements	2.7%	2.6%	—%
Non-deductible items	5.5%	0.3%	0.4%
Other items	(0.3)%	0.2%	0.1%
Effective tax rate	60.4%	44.5%	21.7%

The following is a summary of the components of the Company’s net deferred tax assets and the related tax valuation allowance as of December 31, 2023 and 2022.

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforwards	$5,897	$13,746
Stock-based compensation	4,187	4,930
Accrued expenses	1,453	1,469
Allowance for returns and credit losses	1,748	1,560
Research and development and orphan drug credit carryforwards	38,559	42,402
Capitalized research and development expenses	29,036	16,990
Other	5,037	3,798
Total deferred tax assets	85,917	84,895
Deferred tax liabilities
Intangible assets	(812)	(1,924)
Other	(1,558)	(1,796)
Total deferred tax liabilities	(2,370)	(3,720)
Deferred tax assets, net	83,547	81,175
Less: Valuation allowance	8,547	7,136
Net deferred tax assets	$75,000	$74,039
The following is a summary of changes in the Company’s tax valuation allowance for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended
December 31, 2023	$7,136	$1,411	$—	$8,547
December 31, 2022	7,025	111	—	7,136
December 31, 2021	7,051	—	(26)	7,025
The Company has NOL and other tax credit carryforwards in several jurisdictions. As of December 31, 2023, the Company has utilized all of its U.S. federal NOL carryforwards. The Company has deferred tax assets of $16.1 million and $22.5 million related to U.S. federal research and development credits and orphan drug credits, respectively. These tax attributes will begin to expire in 2031 and 2030, respectively. In addition, the Company has $5.9 million of deferred tax assets relating to other U.S. NOL carryforwards, which primarily relate to the District of Columbia. NOLs for the District of Columbia will begin to expire in 2032 and state NOLs will begin to expire in 2034.
Cash paid for income taxes was $3.6 million for the year ended December 31, 2023. Cash paid for income taxes for the years ended December 31, 2022 and 2021 were not material. Cash taxes in 2023 include federal tax payments as a result of utilizing the Company’s remaining federal net operating loss carryover. For U.S. tax purposes, utilization of the Company’s tax credits is limited to 75 percent of federal income tax each year.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Unrecognized tax benefits at the beginning of the year	$15,485	$12,935	$11,233
Increases (decreases) related to prior year tax positions	919	(75)	122
Increases related to current year tax positions	2,003	2,895	1,580
Settlements	—	(270)	—
Statute lapses	$(95)	$—	$—
Unrecognized tax benefits at the end of the year	$18,312	$15,485	$12,935
The amount of uncertain tax benefits that, if recognized, would impact the effective tax rate is $18.3 million. Unrecognized tax benefits are not expected to change materially over the next 12 months. Generally, the tax years 2020 through

2022 remain open to examination by the major taxing jurisdiction to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.
Certain tax attributes of the Company, including NOLs and credit carryforwards, would be subject to limitation under Section 382 and 383 should an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended (IRC) occur. The limitation resulting from a change in ownership could affect the Company’s ability to utilize its NOLs and credit carryforwards (tax attributes) to offset future taxable income. An ownership change occurred in the year ended December 31, 2014. The Company believes that the ownership change in 2014 will not impact its ability to utilize NOL and credit carryforwards; however, future ownership changes may cause the Company’s existing tax attributes to have additional limitations.
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
The following table presents the calculation of basic and diluted net income per share of common stock for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2023	2022	2021
Numerator:
Net income	$2,509	$6,275	$33,152
Denominator:
Weighted average shares outstanding, basic	57,380,975	56,461,877	55,548,122
Effect of dilutive securities	176,936	521,294	1,373,714
Weighted average shares outstanding, diluted	57,557,911	56,983,171	56,921,836
Net income per share, basic and diluted:
Basic	$0.04	$0.11	$0.60
Diluted	$0.04	$0.11	$0.58
Antidilutive securities excluded from calculations of diluted net income per share	6,464,057	4,786,891	2,176,944
17. Legal Matters
HETLIOZ®. Between April 2018 and March 2021, the Company filed numerous Hatch-Waxman lawsuits in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva Pharmaceuticals USA, Inc. (Teva), MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) and Apotex Inc. and Apotex Corp. (Apotex, and collectively with Teva and MSN, the HETLIOZ® Defendants) asserting that U.S. Patent Nos. RE46,604 (‘604 Patent), 9,060,995, 9,539,234, 9,549,913, 9,730,910 (‘910 Patent), 9,844,241, 10,071,977, 10,149,829 (‘829 Patent), 10,376,487 (‘487 Patent), 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 will be infringed by the HETLIOZ® Defendants’ generic versions of HETLIOZ® for which they were seeking FDA approval. As initially disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022, in January 2022, the Company entered into a license agreement with MSN and Impax Laboratories LLC (Impax) resolving the lawsuits against MSN (the MSN/Impax License Agreement). The MSN/Impax License Agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s generic version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date the Company obtains pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. The MSN/Impax License Agreement also provides that MSN and Impax may launch a generic version of HETLIOZ® earlier under certain limited circumstances. In January 2023, MSN and its commercial partner, Amneal Pharmaceuticals, Inc., informed the Company of their belief that such circumstances have occurred and have since launched their generic version. The Company disagrees with this position and continues to aggressively defend its legal rights to exclusivity for HETLIOZ®. The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022.

In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe the ‘604 Patent, and that the asserted claims of the ‘604, ‘910, ‘829 and ‘487 Patents were invalid. In December 2022, the Company appealed the Delaware District Court’s decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) and an oral argument for the appeal was held in March 2023. In May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling, and in June 2023, the Company requested a rehearing or rehearing en banc from the Federal Circuit. In August 2023, the Federal Circuit denied the Company’s petition for a rehearing. In January 2024, the Company filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Federal Circuit’s decision.
In December 2022, the Company filed patent infringement lawsuits, including Hatch-Waxman Act claims, against each of Teva and Apotex in the U.S. District Court for the District of New Jersey (NJ District Court) asserting that U.S. Patent No. 11,285,129, a method of administration patent that was not litigated in the Delaware District Court cases (‘129 Patent), will be infringed by Teva’s and Apotex’ generic versions of HETLIOZ®, each of which was approved by the FDA. The Company asked the NJ District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine. In February 2023, the case was transferred to the Delaware District Court, where the Company’s lawsuit remains pending.
In January 2023, the Company filed a lawsuit in the NJ District Court against Teva challenging Teva’s advertising and marketing practices related to its at risk launch of its generic version of HETLIOZ® for the single indication of Non-24. The Company believes that Teva’s advertising and marketing practices related to its generic version of HETLIOZ® promote its product for uses beyond the limited labeling that Teva sought, and the FDA approved. The Company seeks to, among other things, enjoin Teva from engaging in false and misleading advertising and recover monetary damages. In December 2023, the case was transferred to the Delaware District Court.
In January 2023, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) against the FDA challenging the FDA’s approval of Teva’s Abbreviated New Drug Application (ANDA) for its generic version of HETLIOZ® capsules under the Administrative Procedure Act, the Food, Drug, and Cosmetic Act (FDCA), and FDA regulations. Under the FDCA, every ANDA must contain information to show that the labeling proposed for the generic drug is the same as the labeling approved for the listed drug. The labeling and packaging for HETLIOZ® includes Braille, but Teva’s generic version does not. On this basis, the Company believes that Teva’s approved labeling does not comply with applicable requirements. The Company has asked the DC District Court to, among other things, vacate the FDA’s approval of Teva’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order Teva to recall its generic HETLIOZ® product. In February 2023, Teva intervened in the lawsuit as a defendant. In September 2023, the Company amended its lawsuit to request that the DC District Court set aside the FDA’s July 2023 denial of the Company’s citizen petition, originally filed with the FDA in January 2023. The Company’s lawsuit remains pending.
In September 2023, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s approval of MSN’s ANDA for its generic version of HETLIOZ® capsules under the APA, the FDCA, and FDA regulations. The Company believes that MSN’s underlying approval data, particularly its bioequivalence studies, are faulty. On this basis, the Company has asked the DC District Court to, among other things, vacate the FDA’s approval of MSN’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order MSN to recall its generic HETLIOZ® product. In December 2023, the Company filed a motion for summary judgment. In January 2024, the FDA opposed the Company’s motion and moved to waive the administrative record, following which the court held an oral argument on the cross-motions. The DC District Court has issued an order compelling the FDA to serve the administrative record and setting deadlines for further proceedings. The Company’s lawsuit remains pending.
Other Matters. From April 2022 to February 2024, the Company filed fourteen lawsuits in the DC District Court against the FDA to compel the FDA to produce records under the Freedom of Information Act (FOIA) regarding, among other matters: the FDA’s denial of the Company’s supplemental New Drug Application (sNDA) for HETLIOZ® in the treatment of jet lag disorder; cases in which the FDA waived its putative requirement of a 9-month non-rodent toxicity study before drugs can be tested on human patients for extended durations; communications external to and within the FDA relating to tradipitant, HETLIOZ® and Fanapt®; a warning letter that the FDA sent to the Company concerning its webpages for HETLIOZ® and Fanapt®; the FDA’s removal of a clinical trials design presentation from its website; discipline reviews relating to the FDA’s evaluations of the Company’s sNDA for HETLIOZ® and a third-party sNDA for jet lag; internal standard operating procedures or guidance relating to the FDA’s processing of incoming FOIA requests; and bioequivalence and other study reports submitted relating to the FDA’s consideration of tasimelteon ANDAs. Three of these lawsuits were resolved in the Company’s favor in June 2023, August 2023, and January 2024, respectively, one is pending resolution and the other ten remain outstanding. The

FDA has failed to respond and provide the requested documents within the statutory timeframe with respect to each of these ten outstanding requests. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.
In April 2022, the Company filed a lawsuit in the U.S. District Court for the District of Maryland (MD District Court) against the Centers for Medicare & Medicaid Services (CMS) and the Administrator of CMS challenging CMS’ rule broadly interpreting the defined terms “line extension” and “new formulation” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), which went into effect in January 2022 (the Rule). The Company believes that the Rule is unlawful and contrary to the intent of Congress when it passed the ACA. Under the Rule, certain of the Company’s products would be treated as line extensions and new formulations subject to enhanced rebates, despite the statutory text and CMS’ own long-standing practice, under which such products would not constitute line extensions or new formulations. In March 2023, the MD District Court ruled that CMS’ interpretation of the terms was reasonable and consistent with Congress’ intent. In April 2023, the Company appealed the ruling to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit). In January 2024, the Fourth Circuit held an oral argument. The Company’s lawsuit remains pending.
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
In September 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with two separate non-discretionary obligations under the FDCA and its implementing regulations: an obligation to publish a notice of an opportunity for a hearing on the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder in the Federal Register within 180 days of the filing of the sNDA, and a separate obligation to publish the same notice within 60 days of the request for a hearing. The FDA published the notice of an opportunity for a hearing on October 11, 2022. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted the Company’s motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve the Company’s application or commence a hearing on or before March 5, 2024. The Company’s lawsuit remains pending.
In May 2023, the Company filed a lawsuit in the U.S. Court of Federal Claims (Federal Claims Court) against the federal government for the uncompensated taking and misuse of the Company’s trade secrets and confidential information. The Company believes that the FDA violated the Fifth Amendment’s due process clause by improperly providing confidential details from the Company’s drug master files for HETLIOZ® and Fanapt® to generic drug manufacturers during the FDA’s review of the manufacturers’ ANDAs. The Company has asked the Federal Claims Court to, among other things, declare that the FDA’s disclosure of the Company’s confidential commercial information constitutes a taking for purposes of the Fifth Amendment and award just compensation. The federal government filed a motion to dismiss the complaint, which the Company opposed. In January 2024, the Federal Claims Court held an oral argument on the motion to dismiss, following which the Federal Claims Court issued a decision denying in part the government’s motion, allowing the Company’s takings claim to proceed. The Company’s lawsuit remains pending.
In February 2024, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations, and to challenge the FDA’s complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia characterized by difficulties with sleep initiation within 180 days of the filing of the sNDA or give the Company a notice of an opportunity for a hearing. The Company submitted the sNDA on May 4, 2023. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations unlawful.

VANDA PHARMACEUTICALS INC.
EXHIBIT INDEX

Exhibit Number	Description

3.1
Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No.  2 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on March 17, 2006 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the registrant, as amended and restated on December 13, 2023 (filed as Exhibit  3.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on December 15, 2023 and incorporated herein by reference).

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

10.23†
Vanda Pharmaceuticals Inc. Amended and Restated 2016 Equity Incentive Plan, as amended effective as of June 8, 2023 (filed as Exhibit 10.1 to the registrant’s registration statement on Form S-8 (File No. 333-272522) on June 8, 2023 and incorporated herein by reference).

10.24†
UK Sub Plan under the Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.4 to the registrant’s registration statement on Form S-8 (File No. 333-218774) on June 15, 2017 and incorporated herein by reference).

10.25‡
Manufacturing Agreement, dated May 6, 2016, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to Fanapt®) (filed as Exhibit 10.29 to the registrant's annual report on Form 10-K (File No. 001-34186) on February 24, 2022 and incorporated herein by reference).

10.26
Second Amendment to Lease Agreement, dated June 20, 2016, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.43 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 28, 2016 and incorporated herein by reference).

10.27
Sublease Agreement, dated June 22, 2016, by and between Hunton & Williams LLP and the registrant (filed as Exhibit 10.44 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 28, 2016 and incorporated herein by reference).

10.28
License Agreement, dated October 24, 2016, by and among Taro Pharmaceuticals USA, Inc., Taro Pharmaceuticals Industries Ltd. and the registrant (filed as Exhibit 10.45 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 17, 2017 and incorporated herein by reference).

Exhibit Number	Description
10.29
License Agreement, dated December 7, 2016, by and between Apotex, Inc. and the registrant (filed as Exhibit 10.46 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 17, 2017 and incorporated herein by reference).

10.30
Third Amendment to Lease Agreement, dated March 28, 2018, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.38 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 2, 2018 and incorporated herein by reference).

10.31
Fourth Amendment to Lease Agreement, dated March 29, 2018, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.39 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 2, 2018 and incorporated herein by reference).

10.32†
Amended and Restated Employment Agreement, dated April 30, 2018, by and between Gunther Birznieks and the registrant (filed as Exhibit 10.40 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 2, 2018 and incorporated herein by reference).

10.33†
Employment Agreement, dated August 13, 2018, by and between Timothy Williams and the registrant (filed as Exhibit 10.41 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 7, 2018 and incorporated herein by reference).

10.34†
Employment Agreement, dated August 5, 2019, by and between Joakim Wijkstrom and the registrant (filed as Exhibit 10.41 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 7, 2019 and incorporated herein by reference).

10.35†
Amended and Restated Employment Agreement, dated July 27, 2020, by and between Kevin Moran and the registrant (filed as Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on July 29, 2020 and incorporated herein by reference).

10.36
Fifth Amendment to Lease Agreement, dated April 11, 2019, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.40 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 10, 2021 and incorporated herein by reference).

10.37
Sixth Amendment to Lease Agreement, dated May 7, 2020, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 10, 2021 and incorporated herein by reference).

10.38
License Agreement, dated January 13, 2022, by and among MSN Pharmaceuticals Inc., MSN Laboratories Private Limited, Impax Laboratories LLC and the registrant (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q (File No. 001-34186) on May 6, 2022 and incorporated herein by reference).

10.39†
Form of Restricted Stock Unit Award Agreement for U.S. Employees under the Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.40†
Form of Restricted Stock Unit Award Agreement for Senior Management under the Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.2 to the registrant's quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.41†
Form of Restricted Stock Unit Award Agreement for Outside Directors under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.3 to the registrant's quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.42†
Form of Restricted Stock Unit Award Agreement for UK Employees under the UK Sub Plan under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.4 to the registrant's quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.43†
Form of Notice of Stock Option Grant and Stock Option Agreement for U.S. Employees under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.5 to the registrant's quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.44†
Form of Notice of Stock Option Grant and Stock Option Agreement for Senior Management under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.6 to the registrant's quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.45†
Form of Notice of Stock Option Grant and Stock Option Agreement for Outside Directors under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.7 to the registrant's quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

Exhibit Number	Description
10.46†
Form of Notice of Stock Option Grant and Stock Option Agreement for UK Employees under the UK Sub Plan under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.8 to the registrant's quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.47*‡	Asset Purchase Agreement, dated December 7, 2023, by and between Actelion Pharmaceuticals Ltd. and the registrant.

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 10, 2021 and incorporated herein by reference).

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Policy Relating to Recovery of Erroneously Awarded Compensation

101*
The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Indicates management contract or compensatory plan or arrangement.

‡	Portions of this exhibit have been omitted under rules of the Securities and Exchange Commission permitting the confidential treatment of select information.

*	Filed herewith.