Form 10-Q
period 2024-03-31
Vanda Pharmaceuticals Inc.
filed 2024-05-09
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 001-34186

VANDA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0491827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 Pennsylvania Avenue NW, Suite 300E
Washington, DC 20037
(202) 734-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	VNDA	The Nasdaq Global Market
Series A Junior Participating Preferred Stock Purchase Right, par value $0.001 per share	-	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
-
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

As of May 2, 2024, there were 58,198,273 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations and assumptions that involve risks, changes in circumstances and uncertainties. If the risks, changes in circumstances or uncertainties materialize or the assumptions prove incorrect, the results of Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report may include, but are not limited to, statements about:
•our ability to commercialize Fanapt® (iloperidone) oral tablets for the acute treatment of manic or mixed episodes associated with bipolar I disorder;
•our ability to continue to generate United States (U.S.) sales of Fanapt® oral tablets for the treatment of schizophrenia;
•our ability to continue to commercialize HETLIOZ® (tasimelteon) capsules for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the U.S., in light of existing and potential generic competition, and Europe and HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS) in the U.S.;
•our ability to obtain approval from the U.S. Food and Drug Administration (FDA) for HETLIOZ® beyond the currently approved indications;
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
•our ability to obtain regulatory approval for tradipitant from the FDA;
•our level of success in commercializing Fanapt® and HETLIOZ® in new markets;
•our ability to overcome the continued reimbursement and patient access challenges we face as a result of third-party payor coverage;
•the impact of public health crises, epidemics, pandemics or similar events on our business and operations, including our revenue, our supply chain, our commercial activities, our ongoing and planned clinical trials and our regulatory activities;
•our dependence on third-party manufacturers to manufacture Fanapt®, HETLIOZ®, HETLIOZ LQ® and PONVORY® in sufficient quantities and quality;
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
•our expectations regarding the cost, time frame, outcome, insurance coverage and effects of any litigation or other dispute;
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
We encourage you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this Quarterly Report. In addition to the risks described in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2023 and Item 1A, Risk Factors, of this Quarterly Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$125,158	$135,821
Marketable securities	268,984	252,443
Accounts receivable, net	36,713	34,155
Inventory	1,505	1,357
Prepaid expenses and other current assets	7,065	9,170
Total current assets	439,425	432,946
Property and equipment, net	2,306	2,037
Operating lease right-of-use assets	6,742	7,103
Intangible assets, net	119,351	121,369
Deferred tax assets	75,341	75,000
Non-current inventory and other	9,517	9,985
Total assets	$652,682	$648,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$37,773	$38,460
Product revenue allowances	55,569	49,237
Total current liabilities	93,342	87,697
Operating lease non-current liabilities	6,514	7,006
Other non-current liabilities	8,831	8,827
Total liabilities	108,687	103,530
Commitments and contingencies (Notes 9 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,196,523 and 57,534,499 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	58	58
Additional paid-in capital	703,858	700,274
Accumulated other comprehensive loss	(383)	(30)
Accumulated deficit	(159,538)	(155,392)
Total stockholders’ equity	543,995	544,910
Total liabilities and stockholders’ equity	$652,682	$648,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2024	March 31, 2023
Revenues:
Net product sales	$47,462	$62,498
Total revenues	47,462	62,498
Operating expenses:
Cost of goods sold excluding amortization	3,440	4,774
Research and development	21,154	19,237
Selling, general and administrative	30,085	36,104
Intangible asset amortization	2,018	379
Total operating expenses	56,697	60,494
Income (loss) from operations	(9,235)	2,004
Other income	4,571	3,524
Income (loss) before income taxes	(4,664)	5,528
Provision (benefit) for income taxes	(518)	2,276
Net income (loss)	$(4,146)	$3,252
Net income (loss) per share:
Basic	$(0.07)	$0.06
Diluted	$(0.07)	$0.06
Weighted average shares outstanding:
Basic	57,760,940	57,011,396
Diluted	57,760,940	57,400,152
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net income (loss)	$(4,146)	$3,252
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(19)	9
Change in net unrealized gain (loss) on marketable securities	(430)	1,206
Tax benefit (provision) on other comprehensive income (loss)	96	(277)
Other comprehensive income (loss), net of tax	(353)	938
Comprehensive income (loss)	$(4,499)	$4,190
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2023	57,534,499	$58	$700,274	$(30)	$(155,392)	$544,910
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	662,024	—	—	—	—	—
Stock-based compensation expense	—	—	3,584	—	—	3,584
Net loss	—	—	—	—	(4,146)	(4,146)
Other comprehensive loss, net of tax	—	—	—	(353)	—	(353)
Balances at March 31, 2024	58,196,523	$58	$703,858	$(383)	$(159,538)	$543,995

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2022	56,783,764	$57	$686,235	$(1,193)	$(157,901)	$527,198
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	657,228	—	—	—	—	—
Stock-based compensation expense	—	—	4,351	—	—	4,351
Net income	—	—	—	—	3,252	3,252
Other comprehensive income, net of tax	—	—	—	938	—	938
Balances at March 31, 2023	57,440,992	$57	$690,586	$(255)	$(154,649)	$535,739
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net income (loss)	$(4,146)	$3,252
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	206	291
Stock-based compensation	3,584	4,351
Amortization of premiums and accretion of discounts on marketable securities	(1,466)	(2,288)
Loss on sale of marketable securities	—	655
Intangible asset amortization	2,018	379
Deferred income taxes	(246)	2,014
Other non-cash adjustments, net	641	1,109
Changes in operating assets and liabilities:
Accounts receivable	(2,587)	8,901
Prepaid expenses and other assets	1,781	11,345
Inventory	29	74
Accounts payable and other liabilities	1,165	(10,791)
Product revenue allowances	6,590	12,511
Net cash provided by operating activities	7,569	31,803
Cash flows from investing activities
Asset acquisition	(2,705)	—
Purchases of property and equipment	(7)	(51)
Purchases of marketable securities	(76,006)	(163,045)
Sales and maturities of marketable securities	60,500	350,390
Net cash provided by (used in) investing activities	(18,218)	187,294
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	45
Net change in cash, cash equivalents and restricted cash	(10,663)	219,142
Cash, cash equivalents and restricted cash
Beginning of period	136,290	135,498
End of period	$125,627	$354,640
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
The Company’s commercial portfolio is currently comprised of three products, Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS), and PONVORY® for the treatment of relapsing forms of multiple sclerosis (MS) to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease, in adults. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, the Company has a number of drugs in development, including:
•Milsaperidone (VHX-896), the active metabolite of Fanapt® (iloperidone), for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia;
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia;
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•PONVORY® (ponesimod) for the treatment of psoriasis and ulcerative colitis;
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
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of onychomycosis and hematologic malignancies and with potential use as a treatment for several oncology indications;
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, for the treatment of social/performance anxiety and psychiatric disorders; and
•Antisense oligonucleotide (ASO) molecules, including VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2023. The financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$125,158	$354,171
Restricted cash included in non-current inventory and other	469	469
Total cash, cash equivalents and restricted cash	$125,627	$354,640
Revenue from Net Product Sales
The Company’s net product sales consist of sales of Fanapt®, HETLIOZ® and PONVORY®. Net sales by product for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Fanapt® net product sales	$20,579	$22,882
HETLIOZ® net product sales	20,053	39,616
PONVORY® net product sales	6,830	—
Total net product sales	$47,462	$62,498
The Company’s HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, HETLIOZ® net product sales reflected lower unit sales as a result of the continued reduction of the elevated inventory levels at specialty pharmacy customers. During the three months ended March 31, 2024, net product sales for HETLIOZ® reflected higher unit sales as compared to the most recent three quarters of 2023. The higher unit sales during the three months ended March 31, 2024 again resulted in an increase of inventory stocking at specialty pharmacy customers at March 31, 2024. During 2023 and the three months ended March 31, 2024, inventory levels at specialty pharmacy customers have remained elevated relative to inventory levels prior to the entrance of generic competition. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of reduction of the elevated inventory levels at specialty pharmacy customers. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to continued generic competition in the U.S. The Company constrained HETLIOZ® net product sales for the three months ended March 31, 2024 and 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended March 31, 2024 related to changes in estimates on revenue constrained during the year ended December 31, 2023 was not material. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
Major Customers
Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through specialty distributors. The

Company invoices and records revenue when its customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Outside the U.S., the Company has a distribution agreement for the commercialization of Fanapt® in Israel and sells HETLIOZ® in Germany. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 72% of total revenues for the three months ended March 31, 2024. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 71% of total accounts receivable at March 31, 2024. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
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
3. PONVORY® Acquisition
On December 7, 2023, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) to acquire the U.S. and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company, and the closing of the transaction took place simultaneously with signing. PONVORY® is a once-daily oral selective sphingosine-1-phosphate receptor 1 modulator, indicated to treat adults with relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease. The total consideration for the acquisition was $104.9 million consisting of cash paid to Janssen and acquisition-related transaction costs, of which $1.5 million of the consideration remained accrued as of March 31, 2024 and recorded in the accounts payable and accrued liabilities balance of the Condensed Consolidated Balance Sheets. The Purchase Agreement includes customary representations, warranties and covenants, as well as standard mutual indemnities covering losses arising from any material breach of the Purchase Agreement or inaccuracy of representations and warranties. Janssen has agreed to indemnify the Company against losses arising from its activities prior to the closing, and the Company has agreed to indemnify Janssen against losses arising from the Company’s activities pertaining to PONVORY® after the closing. Simultaneously and in connection with the Purchase Agreement, the parties have also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during a transition period, Janssen will continue PONVORY® operations and the Company and Janssen will transition regulatory and supply responsibility for PONVORY® to the Company.
The acquisition of PONVORY® has been accounted for as an asset acquisition in accordance with ASC 805-50 because substantially all of the fair value of the assets acquired is concentrated in a single asset, the PONVORY® product rights. The PONVORY® products rights consist of certain patents and trademarks, regulatory approvals, marketing assets, and other records, and are considered a single asset as they are inextricably linked. The total consideration of $104.9 million was fully allocated to the acquired intangible asset for the U.S. and Canada rights to PONVORY®. The straight-line method is used to amortize the intangible asset, as disclosed in Note 7, Intangible Assets.

4. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2024, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$167,877	$19	$(440)	$167,456
Corporate debt	101,614	—	(86)	101,528
Total marketable securities	$269,491	$19	$(526)	$268,984
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
5. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of March 31, 2024 and December 31, 2023 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of March 31, 2024, as follows:

		Fair Value Measurement as of March 31, 2024 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$167,456	$167,456	$—	$—
Corporate debt	139,899	—	139,899	—
Total assets measured at fair value	$307,355	$167,456	$139,899	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2023, as follows:

		Fair Value Measurement as of December 31, 2023 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$209,103	$209,103	$—	$—
Corporate debt	107,108	—	107,108	—
Total assets measured at fair value	$316,211	$209,103	$107,108	$—
Total assets measured at fair value as of March 31, 2024 and December 31, 2023 include $38.4 million and $63.8 million cash equivalents, respectively.
The Company also has financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, and product revenue allowances, the carrying values of which materially approximate their fair values.
6. Inventory
Inventory consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Current assets
Work-in-process	$—	$27
Finished goods	1,505	1,330
Total inventory, current	$1,505	$1,357
Non-Current assets
Raw materials	$934	$934
Work-in-process	7,066	7,177
Finished goods	411	737
Total inventory, non-current	8,411	8,848
Total inventory	$9,916	$10,205
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. The Company’s inventory balance consisted of $2.7 million and $3.0 million of Fanapt® product and $7.3 million and $7.2 million of HETLIOZ® product as of March 31, 2024 and December 31, 2023, respectively.
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
PONVORY®. On December 7, 2023, the Company acquired the U.S. and Canadian rights to PONVORY® from Janssen. The total purchase price was allocated to the acquired intangible for the U.S. and Canada rights to PONVORY®. See Note 3, PONVORY® Acquisition, for additional details. The PONVORY® intangible asset is being amortized on a straight-line basis over the estimated economic useful life of the related product rights. During the first quarter of 2024, the estimated useful life for the PONVORY® intangible asset was changed from 2035 to 2042 based on a change in the estimated economic useful life of the related product rights.
The following is a summary of the Company’s amortizing intangible assets as of March 31, 2024:

		March 31, 2024
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$16,303	$16,697
PONVORY®	2042	104,894	2,240	102,654
Total amortizing intangible assets		$137,894	$18,543	$119,351
The following is a summary of the Company’s amortizing intangible assets as of December 31, 2023:

		December 31, 2023
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$15,937	$17,063
PONVORY®	2035	104,894	588	104,306
Total amortizing intangible assets		$137,894	$16,525	$121,369
As of March 31, 2024 and December 31, 2023, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $2.0 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. The following is a summary of the future intangible asset amortization schedule as of March 31, 2024:

(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
HETLIOZ®	$16,697	$1,097	$1,463	$1,463	$1,463	$1,463	$9,748
PONVORY®	102,654	4,158	5,544	5,544	5,544	5,544	76,320
Total amortizing intangible assets	$119,351	$5,255	$7,007	$7,007	$7,007	$7,007	$86,068
8. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Research and development expenses	$15,008	$15,691
Consulting and other professional fees	11,398	4,404
Operating lease liabilities	2,410	2,398
Compensation and employee benefits	2,378	6,413
Royalties payable	2,237	2,409
Accounts payable and other accrued liabilities	4,342	7,145
Total accounts payable and accrued liabilities	$37,773	$38,460
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of March 31, 2024, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 7, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales in the U.S. decreased from 10% to 5% in December 2022. This U.S. royalty will end in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of March 31, 2024, the Company has paid Lilly $5.0 million in upfront fees and development milestones. These payments for upfront fees and development milestones include a $2.0 million milestone paid to Lilly during the year ended December 31, 2023 for the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.). As of March 31, 2024, remaining milestone obligations include $10.0 million and $5.0 million milestones for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of March 31, 2024, the Company has paid UCSF $1.6 million in upfront fees and development milestones. As of March 31, 2024, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio.
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

Other Agreements
In September 2022, the Company entered into an agreement with OliPass Corporation (OliPass) to jointly develop a set of ASO molecules based on OliPass’ proprietary modified peptide nucleic acids. As consideration for entering into the arrangement, the Company paid OliPass an upfront fee of $3.0 million, which was recorded as research and development expense in 2022. The Company is funding the research and development activities and has the option to license jointly developed intellectual property upon successful development.
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
10. Accumulated Other Comprehensive Loss
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Foreign currency translation	$2	$21
Unrealized loss on marketable securities	(385)	(51)
Accumulated other comprehensive loss	$(383)	$(30)
11. Stock-Based Compensation
As of March 31, 2024, there were 7,497,782 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 13,790,000 shares of common stock authorized for issuance under the 2016 Plan, 3,059,300 shares of which remained available for future grant as of March 31, 2024.
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
As of March 31, 2024, $5.0 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.0 years. No option awards are classified as a liability as of March 31, 2024.

A summary of option activity under the Plans for the three months ended March 31, 2024 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,792,506	$12.95	6.00	$—
Expired	(16,000)	12.28
Outstanding at March 31, 2024	4,776,506	12.95	5.77	—
Exercisable at March 31, 2024	3,586,512	14.05	4.89	—
Vested and expected to vest at March 31, 2024	4,670,652	13.06	5.70	—
There were no options granted for the three months ended March 31, 2024. The weighted average grant date fair value of options granted was $3.57 per share for the three months ended March 31, 2023. There were no proceeds from the exercise of stock options for the three months ended March 31, 2024 and 2023.
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
As of March 31, 2024, $17.6 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.8 years. No RSUs are classified as a liability as of March 31, 2024.
A summary of RSU activity for the Plans for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,905,310	$10.87
Granted	1,494,900	4.37
Forfeited	(16,910)	12.43
Vested	(662,024)	12.17
Unvested at March 31, 2024	2,721,276	6.98
The grant date fair value for the 662,024 shares underlying RSUs that vested during the three months ended March 31, 2024 was $8.1 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023 was comprised of the following:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Research and development	$864	$1,066
Selling, general and administrative	2,720	3,285
Total stock-based compensation expense	$3,584	$4,351
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. No options were granted during the three months ended March 31, 2024. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the three months ended March 31, 2023 were as follows:

Three Months Ended
March 31, 2023
Expected dividend yield	0%
Weighted average expected volatility	47%
Weighted average expected term (years)	6.15
Weighted average risk-free rate	3.92%
12. Income Taxes
For the three months ended March 31, 2024 and 2023, the Company recorded an income tax benefit of $0.5 million and a provision for income taxes of $2.3 million, respectively. The income tax expense (benefit) for the three months ended March 31, 2024 and 2023 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.5 million and $1.1 million, respectively.
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
The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2024	March 31, 2023
Numerator:
Net income (loss)	$(4,146)	$3,252
Denominator:
Weighted average shares outstanding, basic	57,760,940	57,011,396
Effect of dilutive securities	—	388,756
Weighted average shares outstanding, diluted	57,760,940	57,400,152
Net income (loss) per share, basic and diluted:
Basic	$(0.07)	$0.06
Diluted	$(0.07)	$0.06
Antidilutive securities excluded from calculations of diluted net income (loss) per share	7,029,644	6,133,050
The Company incurred a net loss for the three months ended March 31, 2024 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
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
In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe the ‘604 Patent, and that the asserted claims of the ‘604, ‘910, ‘829 and ‘487 Patents were invalid. In December 2022, the Company appealed the Delaware District Court’s decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) and an oral argument for the appeal was held in March 2023. In May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling, and in June 2023, the Company requested a rehearing or rehearing en banc from the Federal Circuit. In August 2023, the Federal Circuit denied the Company’s petition for a rehearing. In January 2024, the Company filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Federal Circuit’s decision. In April 2024, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari.
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
In January 2023, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) against the FDA challenging the FDA’s approval of Teva’s Abbreviated New Drug Application (ANDA) for its generic version of HETLIOZ® capsules under the Administrative Procedure Act, the Food, Drug, and Cosmetic Act (FDCA), and FDA regulations. Under the FDCA, every ANDA must contain information to show that the labeling proposed for the generic drug is the same as the labeling approved for the listed drug. The labeling and packaging for HETLIOZ® includes Braille, but Teva’s generic version does not. On this basis, the Company believes that Teva’s approved labeling does not comply with applicable requirements. The Company has asked the DC District Court to, among other things, vacate the FDA’s approval of Teva’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order Teva to recall its generic HETLIOZ® product. In February 2023, Teva intervened in the lawsuit as a defendant. In September 2023, the Company amended its lawsuit to request that the DC District Court set aside the FDA’s July 2023 denial of the Company’s citizen petition, originally filed with the FDA in January 2023. In April 2024, the Company filed a motion for summary judgment. The Company’s lawsuit remains pending.
In September 2023, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s approval of MSN’s ANDA for its generic version of HETLIOZ® capsules under the APA, the FDCA, and FDA regulations. The Company believes that MSN’s underlying approval data, particularly its bioequivalence studies, are faulty. On this basis, the Company has asked the DC District Court to, among other things, vacate the FDA’s approval of MSN’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order MSN to recall its generic HETLIOZ® product. In December 2023, the Company filed a motion for summary judgment. In January 2024, the FDA opposed the Company’s motion and moved to waive the administrative record, following which the court held an oral argument on the cross-motions. The DC District Court issued an order compelling the FDA to serve the administrative record and has set deadlines for further proceedings. In April 2024, the Company filed a motion for summary judgment. The Company’s lawsuit remains pending.
In April 2024, the Company filed a lawsuit in the Delaware District Court against MSN Pharmaceuticals, Inc., MSN Laboratories Private Limited, Amneal Pharmaceuticals, Inc., and Impax Laboratories LLC alleging claims for false advertising in violation of the Lanham Act and unfair competition under several state laws as well as claims for breach of express representation and fraudulent inducement of a license agreement. The Company’s lawsuit remains pending.
Other Matters. From April 2022 to February 2024, the Company filed fourteen lawsuits in the DC District Court against the FDA to compel the FDA to produce records under the Freedom of Information Act (FOIA) regarding, among other matters: the FDA’s denial of the Company’s supplemental New Drug Application (sNDA) for HETLIOZ® in the treatment of jet lag disorder; cases in which the FDA waived its putative requirement of a 9-month non-rodent toxicity study before drugs can be tested on human patients for extended durations; communications external to and within the FDA relating to tradipitant, HETLIOZ® and Fanapt®; a warning letter that the FDA sent to the Company concerning its webpages for HETLIOZ® and Fanapt®; the FDA’s removal of a clinical trials design presentation from its website; discipline reviews relating to the FDA’s evaluations of the Company’s sNDA for HETLIOZ® and a third-party sNDA for jet lag; internal standard operating procedures or guidance relating to the FDA’s processing of incoming FOIA requests; and bioequivalence and other study reports submitted relating to the FDA’s consideration of tasimelteon ANDAs. Four of these lawsuits were resolved in the Company’s favor in June 2023, August 2023, January 2024 and April 2024, respectively, one is pending resolution and the other nine remain outstanding. The FDA has failed to respond and provide the requested documents within the statutory timeframe with respect to each of these ten outstanding requests. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.
In April 2022, the Company filed a lawsuit in the U.S. District Court for the District of Maryland (MD District Court) against the Centers for Medicare & Medicaid Services (CMS) and the Administrator of CMS challenging CMS’ rule broadly interpreting the defined terms “line extension” and “new formulation” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), which went into effect in January 2022 (the Rule). The Company believes that the Rule is unlawful and contrary to the intent of Congress when it passed the ACA. Under the Rule, certain of the Company’s products would be treated as line extensions and new formulations subject to enhanced rebates, despite the statutory text and CMS’ own long-standing practice, under which such products would not constitute line extensions or new formulations. In March 2023, the MD District Court ruled that CMS’ interpretation of the terms was reasonable and consistent with Congress’ intent. In April 2023, the Company appealed the ruling to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit). In January 2024, the Fourth Circuit held an oral argument. In April 2024, the Fourth Circuit ruled against the Company. The Company is currently evaluating future options with respect to this litigation.
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
In September 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with two separate non-discretionary obligations under the FDCA and its implementing regulations: an obligation to publish a notice of an opportunity for a hearing on the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder in the Federal Register within 180 days of the filing of the sNDA, and a separate obligation to publish the same notice within 60 days of the request for a hearing. The FDA published the notice of an opportunity for a hearing on October 11, 2022. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted in part the Company’s motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve the Company’s application or commence a hearing on or before March 5, 2024. In March 2024, the Company and the FDA filed a consent motion for entry of final judgment in the Company’s favor on its Administrative Procedure Act claim for the FDA’s unreasonable delay in resolving the hearing request.
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
In February 2024, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations, and to challenge the FDA’s complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia characterized by difficulties with sleep initiation within 180 days of the filing of the sNDA or give the Company a notice of an opportunity for a hearing. The Company submitted the sNDA on May 4, 2023. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations unlawful. The Company’s lawsuit remains pending.
In March 2024, the Company filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of the FDA’s final order refusing to hold a hearing or to approve Vanda’s sNDA for HETLIOZ® in the treatment of jet lag disorder. Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. The Company’s petition remains pending.
On April 22, 2024, a purported stockholder of the Company filed a lawsuit in the Court of Chancery of the State of Delaware against the members of the Company’s board of directors and the Rights Agent, along with the Company as nominal defendant (collectively, the Defendants), captioned Steamfitters Local 449 Pension Fund v. Mihael H. Polymeropoulos, et al., CA No. 2024-0416-KSJM. The lawsuit contends, among other things, that the members of the Company’s board of directors breached their fiduciary duties in instituting the Rights Agreement. See Note 15, Subsequent Events, for additional details on the Rights Agent and Rights Agreement. The lawsuit seeks relief declaring, in part, that provisions of the Rights Agreement be deemed unenforceable and seeks to enjoin the use of such provisions as well as damages, costs, and other remedies, and also seeks to enjoin for 30 days the Company’s 2024 Annual Meeting of Stockholders (the Annual Meeting) to be held on May 17, 2024. At a hearing on May 7, 2024, the Delaware Chancery Court denied the plaintiff’s request to enjoin the Annual Meeting. A trial in the case is expected to be set later this year. The Defendants believe the claims are without merit and intend to vigorously defend the matter. The Company does not anticipate that this litigation will have a material adverse effect on its business, results of operations or financial condition. However, this lawsuit is subject to inherent uncertainties, the actual cost may be significant, and the Company may not prevail. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient.
15. Subsequent Events
On April 17, 2024, the Company’s board of directors authorized and declared a dividend distribution of one right (each, a Right) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on April 29, 2024 (the Record Date). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the Preferred Stock), of the Company at an exercise price of $25.00 (the Exercise Price), subject to adjustment. The complete terms of the Rights are set forth in a Rights Agreement, dated as of April 17, 2024, between the Company and Equiniti Trust Company, LLC, as rights agent (the Rights Agent), as amended by that certain Amendment No. 1 to the Rights Agreement, by and between the Company and the Rights Agent (as amended, the Rights Agreement).
In general terms, subject to certain enumerated exceptions, the Rights Agreement works by imposing a significant penalty upon any person or group that acquires beneficial ownership of 10% or more of the shares of common stock without the prior approval of the board of directors. In general, any person will be deemed to beneficially own any securities (a) as to which such person has any agreement, arrangement or understanding with another person for the purpose of acquiring, holding, voting or disposing of any shares of Common Stock or (b) that are the subject of a derivative transaction or constitute a derivative security. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

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
Our commercial portfolio is currently comprised of three products, Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS), and PONVORY® for the treatment of relapsing forms of multiple sclerosis (MS) to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease, in adults. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, we have a number of drugs in development, including:
•Milsaperidone (VHX-896), the active metabolite of Fanapt® (iloperidone), for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia;
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia;
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•PONVORY® (ponesimod) for the treatment of psoriasis and ulcerative colitis;
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
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of onychomycosis and hematologic malignancies and with potential use as a treatment for several oncology indications;
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, for the treatment of social/performance anxiety and psychiatric disorders; and
•Antisense oligonucleotide (ASO) molecules, including VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene.
Operational Highlights
Psychiatry Portfolio
•Fanapt®: We announced in April 2024 that the FDA approved Fanapt® as a first line treatment of acute bipolar I disorder in adults. This approval of Fanapt® for acute bipolar I disorder significantly expands the addressable patient population. Patent exclusivity is expected to last at least through late 2027. We are initiating a host of commercial activities, including the expansion of our existing sales force, a prescriber awareness program and a comprehensive marketing program.
•Milsaperidone: We expect to submit a New Drug Application (NDA) for milsaperidone (also known as VHX-896 and P-88), the active metabolite of Fanapt®, in schizophrenia and acute bipolar I disorder to the FDA in early-2025. If approved, there are pending patent applications that, if issued, could extend exclusivity into the 2040s.
•Fanapt® LAI: We expect to initiate a Phase III program for the LAI formulation of Fanapt® by the end of 2024. Fanapt® LAI could reach the United States (U.S.) market after 2026 and there are pending patent applications that, if issued, could extend exclusivity into the 2040s.
•We are currently planning clinical programs to test the efficacy of Fanapt® and milsaperidone in the treatment of depressive symptoms which, if successful, will significantly expand the addressable patient population.

HETLIOZ®
•We are currently planning to initiate a HETLIOZ LQ® program in pediatric insomnia. Although exact estimates of prevalence of insomnia in children are difficult to quantify, it is estimated that 20-40% of children experience significant sleep problems. There are currently no approved treatments for pediatric insomnia. If ultimately approved for marketing, the addressable patient population for HETLIOZ LQ® would be significantly expanded and market exclusivity would be expected to last into the 2040s.
•We announced in March 2024 that we received a complete response letter (CRL) from the FDA related to the supplemental New Drug Application (sNDA) for HETLIOZ® in the treatment of insomnia. We are reviewing the CRL and evaluating our next steps. In addition to insomnia, we continue to pursue FDA approval of HETLIOZ® in the treatment of jet lag disorder where the final agency rejection of our application is being challenged in the U.S. Court of Appeals for the D.C. Circuit.
•We announced in April 2024 that the U.S. Supreme Court denied our petition for a writ of certiorari to review the decision of the U.S. Court of Appeals for the Federal Circuit in our HETLIOZ® Abbreviated New Drug Application (ANDA) litigation against Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. and Apotex Corp (together, Apotex). The lower court decision held that certain claims of our U.S. Patent Nos. RE46,604; 9,730,910; 10,149,829; and 10,376,487 were invalid. Our suit asserting U.S. Patent No. 11,285,129 will be infringed by Teva’s and Apotex’s generic versions of HETLIOZ® is currently pending in the U.S. District Court for the District of Delaware.
PONVORY®
•We expect to complete the transition of PONVORY® from Janssen and commercially launch the product for multiple sclerosis in the third quarter of 2024. We are initiating a host of commercial activities including the creation of a specialty sales force, a prescriber awareness program and a comprehensive marketing program. Currently approved as a once-a-day oral treatment for people with multiple sclerosis, PONVORY® has a differentiated profile from other drugs in the class with high specificity and rapid reversibility, making for a versatile use to address the needs of people with multiple sclerosis and exclusivity is expected to last into the 2040s.
•Positive results from a Phase II clinical study for PONVORY® in the treatment of psoriasis were previously published in Lancet where PONVORY® demonstrated significant effects in both induction and maintenance of response. We expect to file an Investigational New Drug (IND) application with the FDA for PONVORY® in the treatment of psoriasis. We expect to initiate a Phase III study for PONVORY® in the treatment of psoriasis by the end of 2024. If ultimately approved for marketing, PONVORY® would be the first oral sphingosine-1-phosphate (S1P) analog approved for the treatment of psoriasis and would significantly expand the addressable patient population of PONVORY®, with over 8 million people diagnosed with psoriasis in the U.S.
•We expect to file an IND application with the FDA for PONVORY® in the treatment of ulcerative colitis. We expect to initiate a Phase III study for PONVORY® in the treatment of ulcerative colitis by the end of 2024. If ultimately approved for marketing, PONVORY® would follow other oral sphingosine-1-phosphate (S1P) analogs approved for the treatment of ulcerative colitis and would significantly expand the addressable patient population of PONVORY®, with an estimated prevalence in the U.S. of approximately 2 million individuals.
Tradipitant
•The NDA for tradipitant for the treatment of symptoms of gastroparesis is under review by the FDA with a PDUFA target action date of September 18, 2024. Gastroparesis is a significant unmet medical need with the last treatment option approved over 40 years ago and an estimated prevalence in the U.S. of over 6 million individuals.
•The second Phase III clinical study of tradipitant in the treatment of motion sickness is fully enrolled and results are expected in the second quarter of 2024. The efficacy of tradipitant in the treatment of motion sickness has previously been demonstrated in two clinical studies in which tradipitant was effective in preventing vomiting associated with motion. We expect to submit an NDA for the treatment of motion sickness to the FDA in the fourth quarter of 2024. An eventual NDA approval of tradipitant in the treatment of motion sickness would significantly expand the addressable patient population, with approximately 30% of the U.S. population reported to suffer from motion sickness under ordinary travel conditions that include sea, air and land.
Early-Stage Programs
•The Phase II study of VSJ-110 for the treatment of dry eye is ongoing and more than 50% enrolled.

•The Phase I clinical study for VCA-894A in the treatment of a patient with Charcot-Marie-Tooth disease, axonal, type 2S (CMT2S), an inherited peripheral neuropathy for which there is no available treatment, expects to enroll the patient in mid-2024.
•The Phase I clinical study of VTR-297 for the treatment of onychomycosis, a fungal infection of the nail, was initiated in April 2024.
•VQW-765, an alpha-7 nicotinic acetylcholine receptor partial agonist, is currently in clinical development for treatment of acute performance anxiety in social situations.
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing Fanapt® and HETLIOZ® in the U.S. and Europe and PONVORY® in the U.S. and Canada, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks that are detailed in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2023 and Item 1A, Risk Factors, of this Quarterly Report.
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
Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through specialty distributors. We invoice and record revenue when customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., we have a distribution agreement for the commercialization of Fanapt® in Israel and sell HETLIOZ® in Germany. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known. During the three months ended March 31, 2024 and 2023, we constrained the variable consideration for HETLIOZ® net product sales. The constrained revenue relates to the uncertainties of payor utilization, patient demand and chargeback and rebate amounts, including Medicaid, and other reserves related to transactions that resulted in elevated levels of inventory at specialty pharmacy customers.
Reserves for variable consideration are classified as product revenue allowances on the Condensed Consolidated Balance Sheets, with the exception of prompt-pay discounts, which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Condensed Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, and product returns that are resolved during the product expiry period specified in the customer contract. Due to transactions that resulted in increased inventory stocking at specialty pharmacy customers of HETLIOZ® in 2024 and 2023, the time it takes to resolve these uncertainties is expected to be longer than we have historically experienced. We currently record sales allowances for the following:
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
Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned goods to be resalable. There was no right of return asset as of March 31, 2024 or December 31, 2023.

The following table summarizes sales discounts and allowance activity as of and for the three months ended March 31, 2024:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2023	$40,151	$10,427	$50,578
Provision related to current period sales	21,197	7,135	28,332
Adjustments for prior period sales	(2,711)	46	(2,665)
Credits/payments made	(12,454)	(6,743)	(19,197)
Balances at March 31, 2024	$46,183	$10,865	$57,048
The provision of $21.2 million for rebates and chargebacks for the three months ended March 31, 2024 and its ending balance at March 31, 2024 primarily represents Medicaid rebates applicable to sales of Fanapt® and, to a lesser extent, HETLIOZ®. The provision of $7.1 million for discounts, returns and other for the three months ended March 31, 2024 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and estimated product returns of Fanapt®, and co-pay assistance costs and prompt-pay discounts applicable to the sales of both Fanapt® and HETLIOZ®.
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
As a result of the unfavorable events and subsequent developments in 2022 and 2023 related to the HETLIOZ® patent litigation (see Note 14, Legal Matters, to the condensed consolidated financial statements included in Part I of this Quarterly Report) we performed impairment reviews for our HETLIOZ® asset group in those years and determined, based upon our review of undiscounted cash flows, that the carrying value of our HETLIOZ® asset group, inclusive of the intangible asset, is recoverable. Accordingly, we have not recorded an intangible asset impairment charge in any period. The litigation and subsequent developments do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, the litigation and subsequent events do not relate to the HETLIOZ LQ® oral suspension formulation. Our expected cash flows continue to support our estimated useful economic life of the intangible asset through 2035.
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
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, including activities related to the recent approval of Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults and recently acquired rights to PONVORY® in the U.S. and Canada, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property.
For HETLIOZ®, the FDA has approved ANDAs for Teva and Apotex, both of which have since launched their generic versions of HETLIOZ® at risk in the U.S. In December 2022, the U.S. District Court for the District of Delaware (Delaware District Court) ruled in favor of Teva and Apotex in our patent litigation relating to their filing of ANDAs for generic versions of HETLIOZ® in the U.S. The Federal Circuit affirmed this ruling, and the U.S. Supreme Court denied our petition for a writ of certiorari in April 2024. See Note 14, Legal Matters, to the condensed consolidated financial statements in Part I of this Quarterly Report. The FDA has also approved the ANDA for MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (MSN). The license agreement that we entered into when we settled our patent litigation with MSN (MSN/Impax License Agreement) grants MSN and Impax Laboratories LLC (Impax) a non-exclusive license to manufacture and commercialize MSN’s generic version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date we obtain pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035, or earlier under certain limited circumstances. In January 2023, MSN and its commercial partner, Amneal Pharmaceuticals, Inc., informed us of their belief that such circumstances had occurred and have since launched their generic version. In April 2024, we filed litigation against MSN, Impax, and Amneal alleging fraudulent inducement of the license agreement. See Note 14, Legal Matters, to the condensed consolidated financial statements in Part I of this Quarterly Report. HETLIOZ® could face even more competition from other generic companies in the U.S. in the near term in light of the patent litigation rulings against us. In addition, sales of generic versions of HETLIOZ® have resulted in and could continue to result in a reduction in the demand for HETLIOZ® and/or the price at which we can sell it and/or create volatility in net product sales in future periods, which could have a material impact on our revenues and results of operations.

Three months ended March 31, 2024 compared to three months ended March 31, 2023
Revenues. Total revenues decreased by $15.0 million, or 24%, to $47.5 million for the three months ended March 31, 2024 compared to $62.5 million for the three months ended March 31, 2023. Revenues were as follows:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	Net Change	Percent
Fanapt® net product sales	$20,579	$22,882	$(2,303)	(10)%
HETLIOZ® net product sales	20,053	39,616	(19,563)	(49)%
PONVORY® net product sales	6,830	—	6,830	N/A
Total net product sales	$47,462	$62,498	$(15,036)	(24)%
Fanapt® net product sales decreased by $2.3 million, or 10%, to $20.6 million for the three months ended March 31, 2024 compared to $22.9 million for the three months ended March 31, 2023. The decrease to net product sales was attributable to a decrease in volume.
HETLIOZ® net product sales decreased by $19.6 million, or 49%, to $20.1 million for the three months ended March 31, 2024 compared to $39.6 million for the three months ended March 31, 2023. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions. The Company’s HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, HETLIOZ® net product sales reflected lower unit sales as a result of the continued reduction of the elevated inventory levels at specialty pharmacy customers. During the three months ended March 31, 2024, net product sales for HETLIOZ® reflected higher unit sales as compared to the most recent three quarters of 2023. The higher unit sales during the three months ended March 31, 2024 again resulted in an increase of inventory stocking at specialty pharmacy customers at March 31, 2024. During 2023 and the three months ended March 31, 2024, inventory levels at specialty pharmacy customers have remained elevated relative to inventory levels prior to the entrance of generic competition. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of reduction of the elevated inventory levels at specialty pharmacy customers. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to continued generic competition in the U.S. We constrained HETLIOZ® net product sales for the three months ended March 31, 2024 and 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended March 31, 2024 related to changes in estimates on revenue constrained during 2023 was not material. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
In December 2023, we purchased the right to market and sell PONVORY® in the U.S. and Canadian markets from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company. PONVORY® net product sales were $6.8 million for the three months ended March 31, 2024.
Cost of goods sold. Cost of goods sold decreased by $1.3 million, or 28%, to $3.4 million for the three months ended March 31, 2024 compared to $4.8 million for the three months ended March 31, 2023. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and are expected to end in the second quarter of 2024. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $2.7 million and $3.0 million of Fanapt® product and $7.3 million and $7.2 million of HETLIOZ® product as of March 31, 2024 and December 31, 2023, respectively.
Research and development expenses. Research and development expenses increased by $1.9 million, or 10%, to $21.2 million for the three months ended March 31, 2024 compared to $19.2 million for the three months ended March 31, 2023. The increase was primarily due to an increase in expenses associated with our CFTR development program.

The following table summarizes the costs of our product development initiatives for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Direct project costs (1)
Fanapt®	$2,438	$2,030
Milsaperidone	907	795
HETLIOZ®	2,407	2,478
Tradipitant	8,469	8,339
VTR-297	553	444
CFTR	2,357	378
VQW-765	196	362
Other	1,516	2,019
Total direct project costs	18,843	16,845
Indirect project costs (1)
Stock-based compensation	864	1,066
Other indirect overhead	1,447	1,326
Total indirect project costs	2,311	2,392
Total research and development expense	$21,154	$19,237
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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $6.0 million, or 17%, to $30.1 million for the three months ended March 31, 2024 compared to $36.1 million for the three months ended March 31, 2023. The decrease in selling, general and administrative expenses was primarily the result of a decrease in spending on sales and other corporate activities.
Intangible asset amortization. Intangible asset amortization was $2.0 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense increased in 2024 due to amortization on the intangible asset from the rights to PONVORY® in the U.S. and Canada which were acquired in December 2023.
Other income. Other income was $4.6 million for the three months ended March 31, 2024 compared to $3.5 million for the three months ended March 31, 2023. Other income primarily consists of investment income on our marketable securities.
Provision for income taxes. An income tax benefit of $0.5 million and a provision for income taxes of $2.3 million was recorded for the three months ended March 31, 2024 and 2023, respectively. The income tax expense (benefit) for each of the three months ended March 31, 2024 and 2023 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.5 million and $1.1 million, respectively.
Liquidity and Capital Resources
As of March 31, 2024, our total cash and cash equivalents and marketable securities were $394.1 million compared to $388.3 million at December 31, 2023. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.

Our liquidity resources as of March 31, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$125,158	$135,821
Marketable securities:
U.S. Treasury and government agencies	167,456	185,115
Corporate debt	101,528	67,328
Total marketable securities	268,984	252,443
Total cash, cash equivalents and marketable securities	$394,142	$388,264
As of March 31, 2024, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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
We also have long-term contractual obligations related to our operating leases and license agreements. There have been no material changes to our long-term contractual obligations as disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report. For further information regarding our license agreements, see Note 9, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I of this Quarterly Report.
We do not have any off-balance sheet arrangements.
Based on our current operating plans, which include costs and expenses in connection with our continued clinical development of tradipitant and our other products, pursuit of regulatory approval of tradipitant, U.S. commercial activities for Fanapt®, HETLIOZ® and PONVORY®, pursuit of further regulatory approvals of Fanapt®, HETLIOZ® and PONVORY® , and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	Net Change
Net cash provided by (used in):
Operating activities:
Net income (loss)	$(4,146)	$3,252	$(7,398)
Non-cash charges	4,737	6,511	(1,774)
Net change in operating assets and liabilities	6,978	22,040	(15,062)
Operating activities	7,569	31,803	(24,234)
Investing activities:
Asset acquisition	(2,705)	—	(2,705)
Purchases of property and equipment	(7)	(51)	44
Net purchases, sales and maturities of marketable securities	(15,506)	187,345	(202,851)
Investing activities	(18,218)	187,294	(205,512)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	45	(59)
Net change in cash, cash equivalents and restricted cash	$(10,663)	$219,142	$(229,805)
Operating Activities: Cash flows provided by operating activities during the three months ended March 31, 2024 were $7.6 million, a decrease of $24.2 million compared to $31.8 million during the three months ended March 31, 2023. The decrease reflects a decrease of $15.1 million from the net change in operating assets and liabilities primarily due to changes in our accounts receivable and product revenue allowances due to timing of payments as well as the impact of inventory stocking of HETLIOZ® at specialty pharmacy customers, and a decrease of $7.4 million in net income.
Investing Activities: Cash flows used in investing activities during the three months ended March 31, 2024 were $18.2 million, a decrease of $205.5 million compared to cash flows provided by investing activities of $187.3 million during the three months ended March 31, 2023. The change in investing activities primarily reflects the timing of net reinvestment of available cash and cash equivalents in our portfolio of marketable securities. Additionally, the $2.7 million asset acquisition cash flow during the three months ended March 31, 2024 relates to the payment of consideration for the PONVORY® acquisition that was accrued as of December 31, 2023.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2024, the end of the period covered by this quarterly report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings
Information with respect to this item may be found in Note 14, Legal Matters, to the condensed consolidated financial statements in Part I of this quarterly report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A	Risk Factors
We previously disclosed in Part I, Item 1A of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 8, 2024, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than as set forth below, there have been no material changes in our risk factors subsequent to the filing of our Annual Report for the fiscal year ended December 31, 2023.
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
Moreover, in April 2024, our board of directors adopted a rights agreement which provided each stockholder of record as of the close of business on April 29, 2024 a right for each outstanding share of common stock of the Company held by such stockholder (each, a Right), which entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at an exercise price of $25.00, subject to adjustment. The complete terms of the Rights are set forth in the rights agreement, dated as of April 17, 2024, between the Company and Equiniti Trust Company, LLC, as rights agent (Rights Agent), as amended by that certain Amendment No. 1 to the Rights Agreement, by and between the Company and the Rights Agent (as amended, the Rights Agreement). The Rights Agreement has a one-year term, expiring on April 16, 2025, and could have the effect of discouraging, delaying or preventing a change in management or control over us. While there is no plan to do so at this time, our board of directors may choose to adopt a new rights plan in the future.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3	Defaults Upon Senior Securities
None.

ITEM 4	Mine Safety Disclosures
Not applicable.

ITEM 5	Other Information
On April 25, 2024, our board of directors approved, subject to stockholder approval, an amendment to our Amended and Restated 2016 Equity Incentive Plan, as amended (the 2016 Plan). The amendment to the 2016 Plan, if approved by the stockholders, will increase the aggregate number of shares of common stock that may be issued by us pursuant to awards under the 2016 Plan by 1,900,000 shares.
During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. Furthermore, during the fiscal quarter ended March 31, 2024, we did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

3.3
Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Vanda Pharmaceuticals Inc. (filed as Exhibit 3.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on April 17, 2024 and incorporated herein by reference).

4.1
Rights Agreement, dated as of April 17, 2024, by and between Vanda Pharmaceuticals Inc. and Equiniti Trust Company, LLC as rights agent (filed as Exhibit 4.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on April 17, 2024 and incorporated herein by reference).

4.2
Amendment No. 1 to the Rights Agreement, dated as of May 3, 2024, by and between Vanda Pharmaceuticals Inc. and Equiniti Trust Company, LLC as rights agent (filed as Exhibit 4.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on May 3, 2024 and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

May 9, 2024	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

May 9, 2024	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)