Form 10-Q
period 2024-06-30
Vanda Pharmaceuticals Inc.
filed 2024-08-01
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

As of July 25, 2024, there were 58,289,808 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2024

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
•our expectations regarding the size and growth of the current and potential markets for our products and our ability to serve those markets;
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

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$102,953	$135,821
Marketable securities	284,723	252,443
Accounts receivable, net	41,864	34,155
Inventory	1,469	1,357
Prepaid expenses and other current assets	8,171	9,170
Total current assets	439,180	432,946
Property and equipment, net	2,303	2,037
Operating lease right-of-use assets	6,375	7,103
Intangible assets, net	117,599	121,369
Deferred tax assets	76,559	75,000
Non-current inventory and other	9,355	9,985
Total assets	$651,371	$648,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,598	$38,460
Product revenue allowances	54,193	49,237
Total current liabilities	93,791	87,697
Operating lease non-current liabilities	6,005	7,006
Other non-current liabilities	9,059	8,827
Total liabilities	108,855	103,530
Commitments and contingencies (Notes 9 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,287,308 and 57,534,499 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	58	58
Additional paid-in capital	706,844	700,274
Accumulated other comprehensive loss	(330)	(30)
Accumulated deficit	(164,056)	(155,392)
Total stockholders’ equity	542,516	544,910
Total liabilities and stockholders’ equity	$651,371	$648,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
Net product sales	$50,474	$46,056	$97,936	$108,554
Total revenues	50,474	46,056	97,936	108,554
Operating expenses:
Cost of goods sold excluding amortization	2,733	3,499	6,173	8,273
Research and development	16,661	16,647	37,815	35,884
Selling, general and administrative	39,474	28,399	69,559	64,503
Intangible asset amortization	1,752	378	3,770	757
Total operating expenses	60,620	48,923	117,317	109,417
Loss from operations	(10,146)	(2,867)	(19,381)	(863)
Other income	4,630	5,459	9,201	8,983
Income (loss) before income taxes	(5,516)	2,592	(10,180)	8,120
Provision (benefit) for income taxes	(998)	1,072	(1,516)	3,348
Net income (loss)	$(4,518)	$1,520	$(8,664)	$4,772
Net income (loss) per share:
Basic	$(0.08)	$0.03	$(0.15)	$0.08
Diluted	$(0.08)	$0.03	$(0.15)	$0.08
Weighted average shares outstanding:
Basic	58,220,838	57,453,916	57,990,890	57,233,878
Diluted	58,220,838	57,535,615	57,990,890	57,469,105
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$(4,518)	$1,520	$(8,664)	$4,772
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(3)	3	(22)	12
Change in net unrealized gain (loss) on marketable securities	71	(796)	(359)	410
Tax benefit (provision) on other comprehensive income (loss)	(15)	183	81	(94)
Other comprehensive income (loss), net of tax	53	(610)	(300)	328
Comprehensive income (loss)	$(4,465)	$910	$(8,964)	$5,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2023	57,534,499	$58	$700,274	$(30)	$(155,392)	$544,910
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	662,024	—	—	—	—	—
Stock-based compensation expense	—	—	3,584	—	—	3,584
Net loss	—	—	—	—	(4,146)	(4,146)
Other comprehensive loss, net of tax	—	—	—	(353)	—	(353)
Balances at March 31, 2024	58,196,523	$58	$703,858	$(383)	$(159,538)	$543,995
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	90,785	—	—	—	—	—
Stock-based compensation expense	—	—	2,986	—	—	2,986
Net loss	—	—	—	—	(4,518)	(4,518)
Other comprehensive income, net of tax	—	—	—	53	—	53
Balances at June 30, 2024	58,287,308	$58	$706,844	$(330)	$(164,056)	$542,516

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2022	56,783,764	$57	$686,235	$(1,193)	$(157,901)	$527,198
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	657,228	—	—	—	—	—
Stock-based compensation expense	—	—	4,351	—	—	4,351
Net income	—	—	—	—	3,252	3,252
Other comprehensive income, net of tax	—	—	—	938	—	938
Balances at March 31, 2023	57,440,992	$57	$690,586	$(255)	$(154,649)	$535,739
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	55,921	—	—	—	—	—
Stock-based compensation expense	—	—	3,249	—	—	3,249
Net income	—	—	—	—	1,520	1,520
Other comprehensive loss, net of tax	—	—	—	(610)	—	(610)
Balances at June 30, 2023	57,496,913	$57	$693,835	$(865)	$(153,129)	$539,898
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net income (loss)	$(8,664)	$4,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	422	515
Stock-based compensation	6,570	7,600
Amortization of premiums and accretion of discounts on marketable securities	(3,502)	(4,241)
Loss on sale of marketable securities	—	655
Intangible asset amortization	3,770	757
Deferred income taxes	(1,480)	3,469
Other non-cash adjustments, net	1,160	1,844
Changes in operating assets and liabilities:
Accounts receivable	(7,751)	(199)
Prepaid expenses and other assets	483	8,527
Inventory	292	210
Accounts payable and other liabilities	4,304	(14,035)
Product revenue allowances	5,037	8,709
Net cash provided by operating activities	641	18,583
Cash flows from investing activities
Asset acquisition	(4,229)	—
Purchases of property and equipment	(115)	(106)
Purchases of marketable securities	(188,636)	(410,979)
Sales and maturities of marketable securities	159,500	407,485
Net cash used in investing activities	(33,480)	(3,600)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	19
Net change in cash, cash equivalents and restricted cash	(32,868)	15,002
Cash, cash equivalents and restricted cash
Beginning of period	136,290	135,498
End of period	$103,422	$150,500
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2023. The financial information as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$102,953	$150,031
Restricted cash included in non-current inventory and other	469	469
Total cash, cash equivalents and restricted cash	$103,422	$150,500
Revenue from Net Product Sales
The Company’s net product sales consist of sales of Fanapt®, HETLIOZ® and PONVORY®. Net sales by product for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fanapt® net product sales	$23,150	$24,077	$43,729	$46,959
HETLIOZ® net product sales	18,708	21,979	38,761	61,595
PONVORY® net product sales	8,616	—	15,446	—
Total net product sales	$50,474	$46,056	$97,936	$108,554
The Company’s HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated at March 31, 2024 and June 30, 2024. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of reduction of the elevated inventory levels at specialty pharmacy customers or may be variable depending upon when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to continued generic competition in the U.S. The Company constrained HETLIOZ® net product sales for the three and six months ended June 30, 2024 and 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended June 30, 2024 and 2023 related to changes in estimates on revenue constrained during the first quarter of 2024 and 2023 was $0.7 million and $4.8 million, respectively. The amount of revenue recognized during the six months ended June 30, 2024 related to changes in estimates on revenue constrained during the year ended December 31, 2023 was $1.6 million. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
Major Customers
Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through specialty distributors. The Company invoices and records revenue when its customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Outside the U.S., the Company has a distribution agreement for the commercialization of Fanapt® in Israel and sells HETLIOZ® in Germany. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 73% of total revenues for the six months ended June 30, 2024. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 73% of total accounts receivable at June 30, 2024. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
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
3. PONVORY® Acquisition
On December 7, 2023, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) to acquire the U.S. and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company, and the closing of the transaction took place simultaneously with signing. PONVORY® is a once-daily oral selective sphingosine-1-phosphate receptor 1 modulator, indicated to treat adults with relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease. The total consideration for the acquisition was $104.9 million consisting of cash paid to Janssen and acquisition-related transaction costs. The Purchase Agreement includes customary representations, warranties and covenants, as well as standard mutual indemnities covering losses arising from any material breach of the Purchase Agreement or inaccuracy of representations and warranties. Janssen has agreed to indemnify the Company against losses arising from its activities prior to the closing, and the Company has agreed to indemnify Janssen against losses arising from the Company’s activities pertaining to PONVORY® after the closing. Simultaneously and in connection with the Purchase Agreement, the parties also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during a transition period, Janssen will continue PONVORY® operations. The Company announced in May 2024 that ownership of the U.S. New Drug Application (NDA) and Investigational New Drug applications for PONVORY® had been transferred to Vanda from a Johnson & Johnson Company, fully allowing the Company to commercialize PONVORY® in the U.S.
The acquisition of PONVORY® has been accounted for as an asset acquisition in accordance with ASC 805-50 because substantially all of the fair value of the assets acquired is concentrated in a single asset, the PONVORY® product rights. The PONVORY® products rights consist of certain patents and trademarks, regulatory approvals, marketing assets, and other records, and are considered a single asset as they are inextricably linked. The total consideration of $104.9 million was fully allocated to the acquired intangible asset for the U.S. and Canadian rights to PONVORY®. The straight-line method is used to amortize the intangible asset, as disclosed in Note 7, Intangible Assets.

4. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2024, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$144,155	$47	$(384)	$143,818
Corporate debt	141,004	—	(99)	140,905
Total marketable securities	$285,159	$47	$(483)	$284,723
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
5. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of June 30, 2024 and December 31, 2023 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of June 30, 2024, as follows:

		Fair Value Measurement as of June 30, 2024 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$143,818	$143,818	$—	$—
Corporate debt	153,773	—	153,773	—
Total assets measured at fair value	$297,591	$143,818	$153,773	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2023, as follows:

		Fair Value Measurement as of December 31, 2023 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$209,103	$209,103	$—	$—
Corporate debt	107,108	—	107,108	—
Total assets measured at fair value	$316,211	$209,103	$107,108	$—
Total assets measured at fair value as of June 30, 2024 and December 31, 2023 include $12.9 million and $63.8 million cash equivalents, respectively.
The Company also has financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, and product revenue allowances, the carrying values of which materially approximate their fair values.
6. Inventory
Inventory consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Current assets
Work-in-process	$—	$27
Finished goods	1,469	1,330
Total inventory, current	$1,469	$1,357
Non-Current assets
Raw materials	$934	$934
Work-in-process	6,928	7,177
Finished goods	190	737
Total inventory, non-current	8,052	8,848
Total inventory	$9,521	$10,205
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life, taking into account all possible alternative uses for the inventory available in the ordinary course of business. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. The Company’s inventory balance included $2.2 million and $3.0 million of Fanapt® product as of June 30, 2024 and December 31, 2023, respectively, and $7.2 million of HETLIOZ® product as of June 30, 2024 and December 31, 2023.
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
PONVORY®. On December 7, 2023, the Company acquired the U.S. and Canadian rights to PONVORY® from Janssen. The total purchase price was allocated to the acquired intangible for the U.S. and Canadian rights to PONVORY®. See Note 3, PONVORY® Acquisition, for additional details. The PONVORY® intangible asset is being amortized on a straight-line basis over the estimated economic useful life of the related product rights. During the first quarter of 2024, the estimated useful life for the PONVORY® intangible asset was changed from 2035 to 2042 based on a change in the estimated economic useful life of the related product rights.
The following is a summary of the Company’s amortizing intangible assets as of June 30, 2024:

		June 30, 2024
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$16,668	$16,332
PONVORY®	2042	104,894	3,627	101,267
Total amortizing intangible assets		$137,894	$20,295	$117,599
The following is a summary of the Company’s amortizing intangible assets as of December 31, 2023:

		December 31, 2023
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$15,937	$17,063
PONVORY®	2035	104,894	588	104,306
Total amortizing intangible assets		$137,894	$16,525	$121,369
As of June 30, 2024 and December 31, 2023, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $1.8 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense was $3.8 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. The following is a summary of the future intangible asset amortization schedule as of June 30, 2024:

(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
HETLIOZ®	$16,332	$731	$1,463	$1,463	$1,463	$1,463	$9,749
PONVORY®	101,267	2,772	5,544	5,544	5,544	5,544	76,319
Total amortizing intangible assets	$117,599	$3,503	$7,007	$7,007	$7,007	$7,007	$86,068
8. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Research and development expenses	$15,290	$15,691
Consulting and other professional fees	13,561	4,404
Compensation and employee benefits	4,545	6,413
Operating lease liabilities	2,426	2,398
Royalties payable	1,510	2,409
Accounts payable and other accrued liabilities	2,266	7,145
Total accounts payable and accrued liabilities	$39,598	$38,460
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of June 30, 2024, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 7, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales in the U.S. decreased from 10% to 5% in December 2022. This U.S. royalty ended in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of June 30, 2024, the Company has paid Lilly $5.0 million in upfront fees and development milestones. These payments for upfront fees and development milestones include a $2.0 million milestone paid to Lilly during the year ended December 31, 2023 for the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.). As of June 30, 2024, remaining milestone obligations include $10.0 million and $5.0 million milestones for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of June 30, 2024, the Company has paid UCSF $1.6 million in upfront fees and development milestones. As of June 30, 2024, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio.
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
Other Agreements
Olipass. In September 2022, the Company entered into an agreement with OliPass Corporation (OliPass) to jointly develop a set of ASO molecules based on OliPass’ proprietary modified peptide nucleic acids. As consideration for entering into the arrangement, the Company paid OliPass an upfront fee of $3.0 million, which was recorded as research and development expense in 2022. The Company is funding the research and development activities and has the option to license jointly developed intellectual property upon successful development.
Shareholder Rights Plan. On April 17, 2024, the Company’s board of directors authorized and declared a dividend distribution of one right (each, a Right) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on April 29, 2024 (the Record Date). Each Right entitles the registered holder to purchase from the Company, subject to certain conditions which have not yet occurred, one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the Preferred Stock), of the Company at an exercise price of $25.00 (the Exercise Price), subject to adjustment. The complete terms of the Rights are set forth in a Rights Agreement, dated as of April 17, 2024, between the Company and Equiniti Trust Company, LLC, as rights agent (the Rights Agent), as amended by that certain Amendment No. 1 to the Rights Agreement, by and between the Company and the Rights Agent (as amended, the Rights Agreement).
In general terms, subject to certain enumerated exceptions, the Rights Agreement works by imposing a significant penalty upon any person or group that acquires beneficial ownership of 10% or more of the shares of common stock without the prior approval of the board of directors. In general, any person will be deemed to beneficially own any securities (a) as to which such person has any agreement, arrangement or understanding with another person for the purpose of acquiring, holding, voting or disposing of any shares of Common Stock or (b) that are the subject of a derivative transaction or constitute a derivative security. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the board of directors. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the board of directors.
Purchase Commitments
In the course of its business, the Company regularly enters into agreements with third-party vendors under fee service arrangements, which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. The Company’s non-cancellable purchase commitments for agreements longer than one year primarily relate to commitments for data services. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase commitments, are cancellable in nature or contain variable commitment terms within the agreement.
10. Accumulated Other Comprehensive Loss
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Foreign currency translation	$(1)	$21
Unrealized loss on marketable securities	(329)	(51)
Accumulated other comprehensive loss	$(330)	$(30)
11. Stock-Based Compensation
As of June 30, 2024, there were 7,677,419 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 15,690,000 shares of common stock authorized for issuance under the 2016 Plan, 4,673,878 shares of which remained available for future grant as of June 30, 2024.
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
As of June 30, 2024, $4.6 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 1.0 years. No option awards are classified as a liability as of June 30, 2024.
A summary of option activity under the Plans for the six months ended June 30, 2024 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,792,506	$12.95	6.00	$—
Granted	190,514	5.41
Expired	(31,000)	11.39
Outstanding at June 30, 2024	4,952,020	12.67	5.70	46
Exercisable at June 30, 2024	3,873,090	13.68	4.95	—
Vested and expected to vest at June 30, 2024	4,848,508	12.78	5.64	39
The weighted average grant date fair value of options granted was $2.95 and $3.53 per share for the six months ended June 30, 2024 and 2023. There were no proceeds from the exercise of stock options for the six months ended June 30, 2024 and 2023.
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
As of June 30, 2024, $16.0 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.7 years. No RSUs are classified as a liability as of June 30, 2024.

A summary of RSU activity for the Plans for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,905,310	$10.87
Granted	1,610,903	4.45
Forfeited	(38,005)	10.31
Vested	(752,809)	11.51
Unvested at June 30, 2024	2,725,399	6.90
The grant date fair value for the 752,809 shares underlying RSUs that vested during the six months ended June 30, 2024 was $8.7 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three and six months ended June 30, 2024 and 2023 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Research and development	$674	$733	$1,538	$1,799
Selling, general and administrative	2,312	2,516	5,032	5,801
Total stock-based compensation expense	$2,986	$3,249	$6,570	$7,600
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
Expected dividend yield	0%	0%
Weighted average expected volatility	50%	47%
Weighted average expected term (years)	6.27	6.16
Weighted average risk-free rate	4.52%	3.89%
12. Income Taxes
For the three months ended June 30, 2024 and 2023, the Company recorded an income tax benefit of $1.0 million and a provision for income taxes of $1.1 million, respectively. The income tax expense (benefit) for the three months ended June 30, 2024 and 2023 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.2 million and $0.8 million, respectively.
For the six months ended June 30, 2024 and 2023, the Company recorded an income tax benefit of $1.5 million and a provision for income taxes of $3.3 million, respectively. The income tax expense (benefit) for the six months ended June 30, 2024 and 2023 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.8 million and $1.8 million, respectively.
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
The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net income (loss)	$(4,518)	$1,520	$(8,664)	$4,772
Denominator:
Weighted average shares outstanding, basic	58,220,838	57,453,916	57,990,890	57,233,878
Effect of dilutive securities	—	81,699	—	235,227
Weighted average shares outstanding, diluted	58,220,838	57,535,615	57,990,890	57,469,105
Net income (loss) per share, basic and diluted:
Basic	$(0.08)	$0.03	$(0.15)	$0.08
Diluted	$(0.08)	$0.03	$(0.15)	$0.08
Antidilutive securities excluded from calculations of diluted net income (loss) per share	6,397,303	6,722,509	6,713,473	6,427,780
The Company incurred a net loss for the three and six months ended June 30, 2024 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
14. Legal Matters
HETLIOZ®. Between April 2018 and March 2021, the Company filed numerous Hatch-Waxman lawsuits in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva Pharmaceuticals USA, Inc. (Teva), MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) and Apotex Inc. and Apotex Corp. (Apotex, and collectively with Teva and MSN, the HETLIOZ® Defendants) asserting that U.S. Patent Nos. RE46,604 (‘604 Patent), 9,060,995, 9,539,234, 9,549,913, 9,730,910 (‘910 Patent), 9,844,241, 10,071,977, 10,149,829 (‘829 Patent), 10,376,487 (‘487 Patent), 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 will be infringed by the HETLIOZ® Defendants’ generic versions of HETLIOZ® for which they were seeking FDA approval. As initially disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022, in January 2022, the Company entered into a license agreement with MSN and Impax Laboratories LLC (Impax) resolving the lawsuits against MSN (the MSN/Impax License Agreement). The MSN/Impax License Agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s generic version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date the Company obtains pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. The MSN/Impax License Agreement also provides that MSN and Impax may launch a generic version of HETLIOZ® earlier under certain limited circumstances. In January 2023, MSN and its commercial partner, Amneal Pharmaceuticals, Inc. (Amneal), informed the Company of their belief that such circumstances have occurred and have since launched their generic version. The Company disagreed with this position and sought to defend its legal rights to exclusivity for HETLIOZ®. The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022.
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

11,285,129, a method of administration patent that was not litigated in the Delaware District Court cases (‘129 Patent), will be infringed by Teva’s and Apotex’ generic versions of HETLIOZ®, each of which was approved by the FDA. The Company asked the NJ District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine. In February 2023, the case was transferred to the Delaware District Court. In April 2023, Teva and Apotex moved for judgment on the pleadings. In June 2024, the Delaware District Court denied those motions, allowing the Company’s lawsuit to proceed. The Company’s lawsuit remains pending.
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
In September 2023, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s approval of MSN’s ANDA for its generic version of HETLIOZ® capsules under the APA, the FDCA, and FDA regulations. The Company believes that MSN’s underlying approval data, particularly its bioequivalence studies, are faulty. On this basis, the Company has asked the DC District Court to, among other things, vacate the FDA’s approval of MSN’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order MSN to recall its generic HETLIOZ® product. In December 2023, the Company filed a motion for summary judgment. In January 2024, the FDA opposed the Company’s motion and moved to waive the administrative record, following which the court held an oral argument on the cross-motions. The DC District Court issued an order compelling the FDA to serve the administrative record and has set deadlines for further proceedings. In April 2024, the Company filed a motion for summary judgment. In July 2024, the DC District Court held an oral argument on the motion to dismiss that the FDA filed in January 2024, which the Company opposed in February 2024. The Company’s lawsuit remains pending.
In April 2024, the Company filed a lawsuit in the Delaware District Court against MSN, Amneal, and Impax alleging claims for false advertising in violation of the Lanham Act and unfair competition under several state laws as well as claims for breach of express representation and fraudulent inducement of a license agreement. The Company’s lawsuit remains pending.
HETLIOZ LQ®. In July 2024, the Company filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 (together, the Asserted Patents) will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. The Company has asked the Delaware District Court to, among other things, enter judgment that MSN has infringed at least one claim of each of the Asserted Patents by submitting or causing to be submitted its ANDA to obtain FDA approval for the commercial manufacture, use, import, offer for sale and/or sale in the U.S. of its generic version of HETLIOZ LQ® before the expiration of each of the Asserted Patents, enter judgment that the use of MSN’s generic version of HETLIOZ LQ® in the U.S. before the expiration of each of the Asserted Patents will directly infringe at least one claim of each of the Asserted Patents, order that the effective date of any approval by the FDA of MSN’s generic version of HETLIOZ LQ® be a date that is no earlier than the expiration of the last expiring Asserted Patent(s), or such later date as the Court may determine, enjoin MSN from the commercial manufacture, use, import, offer for sale and/or sale of its generic version of HETLIOZ LQ® until the expiration of each of the Asserted Patents or such later date as the Court may determine, and award monetary damages, to the extent applicable. The Company’s lawsuit remains pending.

Other Matters. From April 2022 to July 2024, the Company filed eighteen lawsuits in the DC District Court against the FDA to compel the FDA to produce records under the Freedom of Information Act (FOIA) regarding, among other matters: the FDA’s denial of the Company’s supplemental New Drug Application (sNDA) for HETLIOZ® in the treatment of jet lag disorder; cases in which the FDA waived its putative requirement of a 9-month non-rodent toxicity study before drugs can be tested on human patients for extended durations; communications external to and within the FDA relating to tradipitant, HETLIOZ® and Fanapt®; a warning letter that the FDA sent to the Company concerning its webpages for HETLIOZ® and Fanapt®; the FDA’s removal of a clinical trials design presentation from its website; discipline reviews relating to the FDA’s evaluations of the Company’s sNDA for HETLIOZ® and a third-party sNDA for jet lag; internal standard operating procedures or guidance relating to the FDA’s processing of incoming FOIA requests; and bioequivalence and other study reports submitted relating to the FDA’s consideration of tasimelteon ANDAs. Four of these lawsuits have since been resolved in the Company’s favor, one is pending resolution and the other thirteen remain outstanding. The FDA has failed to respond and provide the requested documents within the statutory timeframe with respect to each of these fourteen outstanding requests. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.
In April 2022, the Company filed a lawsuit in the U.S. District Court for the District of Maryland (MD District Court) against the Centers for Medicare & Medicaid Services (CMS) and the Administrator of CMS challenging CMS’ rule broadly interpreting the defined terms “line extension” and “new formulation” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), which went into effect in January 2022 (the Rule). The Company believes that the Rule is unlawful and contrary to the intent of Congress when it passed the ACA. Under the Rule, certain of the Company’s products would be treated as line extensions and new formulations subject to enhanced rebates, despite the statutory text and CMS’ own long-standing practice, under which such products would not constitute line extensions or new formulations. In March 2023, the MD District Court ruled that CMS’ interpretation of the terms was reasonable and consistent with Congress’ intent. In April 2023, the Company appealed the ruling to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit). In January 2024, the Fourth Circuit held an oral argument. In April 2024, the Fourth Circuit ruled against the Company. On June 7, 2024, the Company filed an application for an extension of time to file a petition for a writ of certiorari with the U.S. Supreme Court to review the Fourth Circuit’s decision. Chief Justice Roberts granted the application, extending the time to file to September 6, 2024.
In May 2022, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s denial of Fast Track designation for tradipitant. In October 2021, the Company submitted to the FDA a request for Fast Track designation for tradipitant under the Food and Drug Administration Modernization Act of 1997 (FDAMA). The FDAMA provides for expedited development and review of drugs that receive Fast Track designation from the FDA. Under the FDAMA, the FDA must designate a drug as a Fast Track product if it both (1) is intended to treat a serious or life-threatening disease or condition and (2) demonstrates the potential to address unmet medical needs for such disease or condition. Although Fast Track designation is non-discretionary when the criteria are satisfied, the FDA denied the Company’s request for Fast Track designation. The Company does not believe that the FDA based its decision on the relevant criteria. Therefore, among other reasons, the Company maintains that the FDA’s denial is unlawful. The Company has asked the DC District Court to, among other things, set aside and vacate the FDA’s denial. An oral argument was held in January 2023. In August 2023, the DC District Court ruled against the Company. In September 2023, the Company appealed the ruling to the U.S. Court of Appeals for the District of Columbia Circuit. The Court of Appeals has scheduled an oral argument for September 25, 2024.
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
In February 2024, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations, and to challenge the FDA’s complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia characterized by difficulties with sleep initiation within 180 days of the filing of the sNDA or give the Company a notice of an opportunity for a hearing. The Company submitted the sNDA on May 4, 2023. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations unlawful. In June 2024, the Company filed a motion for summary judgment and the FDA published a notice of opportunity for a hearing. In July 2024, the FDA opposed the Company’s motion for summary judgment. The DC District Court has scheduled an oral argument for September 17, 2024.
In March 2024, the Company filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of the FDA’s final order refusing to hold a hearing or to approve the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder. Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. The Company’s petition remains pending.
On April 22, 2024, a purported stockholder of the Company filed a lawsuit in the Court of Chancery of the State of Delaware against the members of the Company’s board of directors and the Rights Agent, along with the Company as nominal defendant (collectively, the Defendants), captioned Steamfitters Local 449 Pension Fund v. Mihael H. Polymeropoulos, et al., CA No. 2024-0416-KSJM. The lawsuit contends, among other things, that the members of the Company’s board of directors breached their fiduciary duties in adopting the Rights Agreement. The lawsuit seeks relief declaring, in part, that provisions of the Rights Agreement be deemed unenforceable and seeks to enjoin the use of such provisions as well as damages, costs, and other remedies, and also sought to enjoin for 30 days the Company’s 2024 Annual Meeting of Stockholders (the Annual Meeting) that was held on May 17, 2024. At a hearing on May 7, 2024, the Delaware Chancery Court denied the plaintiff’s request to enjoin the Annual Meeting. A three-day trial in the case is scheduled to begin on November 4, 2024. The Defendants believe the claims are without merit and intend to vigorously defend the lawsuit. The Company does not anticipate that this litigation will have a material adverse effect on its business, results of operations or financial condition. However, this lawsuit is subject to inherent uncertainties, the actual cost may be significant, and the Company may not prevail. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Vanda Pharmaceuticals Inc. (we, our, us or Vanda) is a leading global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients.
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
Operational Highlights
Psychiatry Portfolio
•Fanapt®: We initiated the commercial launch of Fanapt® for the treatment of bipolar I disorder in adults in the third quarter of 2024, including the expansion of its existing sales force and the introduction of prescriber awareness and comprehensive marketing programs.
•Milsaperidone: We expect to submit a New Drug Application (NDA) for milsaperidone (also known as VHX-896 and P-88), the active metabolite of Fanapt®, for the treatment of schizophrenia and acute bipolar I disorder to the FDA in early 2025.
•Iloperidone LAI: We expect to initiate a Phase III program for the LAI formulation of Fanapt® by the end of 2024.
HETLIOZ®
•We have initiated a HETLIOZ LQ® program in pediatric insomnia. Although the prevalence of insomnia in children is difficult to determine, it is estimated that 20-40% of children experience significant sleep problems. There are currently no approved treatments for pediatric insomnia.

•We continue to pursue FDA approval for HETLIOZ® for the treatment of jet lag disorder and insomnia. We are challenging the FDA’s rejection of our supplemental New Drug Application (sNDA) for the treatment of jet lag disorder in the U.S. Court of Appeals for the D.C. Circuit. We have accepted the opportunity for a hearing with the FDA on the approvability of the insomnia sNDA.
•Our lawsuit asserting that U.S. Patent No. 11,285,129 will be infringed by generic versions of HETLIOZ® marketed by Teva Pharmaceuticals USA, Inc. (Teva) and Apotex Inc. and Apotex Corp. (Apotex) is currently pending in the U.S. District Court for the District of Delaware. We announced in July 2024 that the District Court ordered that our HETLIOZ® lawsuit may proceed.
•We submitted a Marketing Authorization Application for HETLIOZ® and a Line Extension Application for HETLIOZ LQ® to the European Medicines Agency for the treatment of nighttime sleep disturbances in SMS.
PONVORY®
•We announced in May 2024 that ownership of the United States (U.S.) NDA and Investigational New Drug (IND) applications for PONVORY® had been transferred to us from a Johnson & Johnson Company. We initiated the commercial launch of PONVORY® for the treatment of relapsing forms of multiple sclerosis in the third quarter of 2024 including the deployment of a specialty sales force.
•We expect to file IND applications with the FDA for PONVORY® in the treatment of psoriasis and ulcerative colitis, in 2024.
Tradipitant
•The NDA for tradipitant for the treatment of symptoms of gastroparesis is under review by the FDA with a PDUFA target action date of September 18, 2024. Although the review is ongoing, the FDA provided a preliminary notice that deficiencies preclude discussion of labeling. Gastroparesis is a significant unmet medical need with the last treatment option approved over 40 years ago and an estimated prevalence in the U.S. of over 6 million individuals.
•In May 2024, we announced positive results from the second Phase III study of tradipitant for the treatment of motion sickness. We expect to submit an NDA for the treatment of motion sickness to the FDA in the fourth quarter of 2024. An eventual NDA approval of tradipitant for the treatment of motion sickness would significantly expand the addressable patient population, with approximately 30% of the U.S. population reported to suffer from motion sickness under ordinary travel conditions that include travel by sea, air and land.
Early-Stage Programs
•VPO-227, a CFTR inhibitor for the treatment of cholera, has received approval to proceed in a Phase I study in Bangladesh, a country where treatment of cholera remains a significant and unmet need. We plan to initiate this study by the end of 2024.
•The Phase I clinical study for VCA-894A for the treatment of a patient with Charcot-Marie-Tooth disease, axonal, type 2S (CMT2S), an inherited peripheral neuropathy for which there is no available treatment, expects to enroll the patient in mid-2024.
•The Phase I clinical study of VTR-297 for the treatment of onychomycosis, a fungal infection of the nail, was initiated in April 2024. The study is over 75% enrolled and is expected to be completed in the third quarter of 2024.
•VQW-765, an alpha-7 nicotinic acetylcholine receptor partial agonist, is currently in clinical development for the treatment of acute performance anxiety in social situations.
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
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known. During the six months ended June 30, 2024 and 2023, we constrained the variable consideration for HETLIOZ® net product sales. The constrained revenue relates to the uncertainties of payor utilization, patient demand and chargeback and rebate amounts, including Medicaid, and other reserves related to transactions that resulted in elevated levels of inventory at specialty pharmacy customers.
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
Medicare Part D coverage gap: The Medicare Part D prescription drug benefit requires manufacturers to fund approximately 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients for applicable drugs. We account for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D coverage gap are based in part on historical activity and, where available, actual and pending prescriptions when we have validated the insurance benefits. Beginning January 1, 2025, the Medicare Part D coverage gap discount program will be replaced with a new discounting program under the Inflation Reduction Act of 2022.
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
Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned products to be resalable. There was no right of return asset as of June 30, 2024 or December 31, 2023.
The following table summarizes sales discounts and allowance activity as of and for the six months ended June 30, 2024:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2023	$40,151	$10,427	$50,578
Provision related to current period sales	41,462	14,808	56,270
Adjustments for prior period sales	(3,008)	127	(2,881)
Credits/payments made	(33,503)	(14,883)	(48,386)
Balances at June 30, 2024	$45,102	$10,479	$55,581
The provision of $41.5 million for rebates and chargebacks for the six months ended June 30, 2024 and its ending balance at June 30, 2024 primarily represents Medicaid rebates applicable to sales of Fanapt® and, to a lesser extent, HETLIOZ®. The provision of $14.8 million for discounts, returns and other for the six months ended June 30, 2024 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and estimated product returns of Fanapt®, and co-pay assistance costs and prompt-pay discounts applicable to the sales of both Fanapt® and HETLIOZ®.
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
Clinical trials are inherently complex, often involve multiple service providers and can include payments made to investigator physicians at study sites. Because billing for services often lags delivery of service by a substantial amount of time, we often are required to estimate a significant portion of our accrued clinical expenses. Our assessments include, but are not limited to: (i) an evaluation by the project manager of the work that has been completed during the period, (ii) measurement of progress prepared internally and/or provided by the third-party service provider, (iii) analyses of data that justify the progress, and (iv) management’s judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.
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
As a result of the unfavorable events and subsequent developments in 2022 and 2023 related to the HETLIOZ® patent litigation (see Note 14, Legal Matters, to the condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q (Quarterly Report)) we performed impairment reviews for our HETLIOZ® asset group in those years and determined, based upon our review of undiscounted cash flows, that the carrying value of our HETLIOZ® asset group, inclusive of the intangible asset, is recoverable. Accordingly, we have not recorded an intangible asset impairment charge in any period. The litigation and subsequent developments do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, the litigation and subsequent events do not relate to the HETLIOZ LQ® oral suspension formulation. Our expected cash flows continue to support our estimated useful economic life of the intangible asset through 2035.
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

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in Part I of this Quarterly Report for information on recent accounting pronouncements.
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, including activities related to the approval of Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults in April 2024 and acquired rights to PONVORY® in the U.S. and Canada in December 2023, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property.
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
The NDA for tradipitant for the treatment of symptoms of gastroparesis remains under review by the FDA with a PDUFA target action date of September 18, 2024. We continue to believe that the evidence provided in the NDA — including from qualified experts — constitutes both substantial evidence of efficacy, and sufficient safety information to support the approval of tradipitant to treat the symptoms of gastroparesis. We believe that the agency should convene an advisory committee to assist in reviewing this application with experts in the field given the novelty of the mechanism of action pursued for this indication and the lack of approval of any drug in this indication in over 40 years. However, despite our repeated requests for an advisory committee meeting to consider the NDA, the FDA has yet to grant one. In a late-cycle meeting held in June, the FDA stated that it would take into consideration our request for an advisory committee meeting. We have followed up on this request several times, but have yet to receive a response.
On May 31, 2024, we received a discipline review letter from the FDA providing preliminary notice that, at the time of the letter, deficiencies had been identified that preclude discussion of labeling and post-marketing requirements and commitments. The letter also stated that the comments do not reflect a final decision on the information reviewed. We requested clarification as to whether we should expect labeling communication prior to the PDUFA target action date, but the FDA has yet to respond.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Revenues. Total revenues increased by $4.4 million, or 10%, to $50.5 million for the three months ended June 30, 2024 compared to $46.1 million for the three months ended June 30, 2023. Revenues were as follows:

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023	Net Change	Percent
Fanapt® net product sales	$23,150	$24,077	$(927)	(4)%
HETLIOZ® net product sales	18,708	21,979	(3,271)	(15)%
PONVORY® net product sales	8,616	—	8,616	N/A
Total net product sales	$50,474	$46,056	$4,418	10%

Fanapt® net product sales decreased by $0.9 million, or 4%, to $23.2 million for the three months ended June 30, 2024 compared to $24.1 million for the three months ended June 30, 2023. We initiated the commercial launch of Fanapt® for bipolar I disorder in adults in the third quarter of 2024.
HETLIOZ® net product sales decreased by $3.3 million, or 15%, to $18.7 million for the three months ended June 30, 2024 compared to $22.0 million for the three months ended June 30, 2023. The decrease to net product sales was attributable to a decrease in price net of deductions, including the impact of changes in constrained revenue. Our HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated at March 31, 2024 and June 30, 2024. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of reduction of the elevated inventory levels at specialty pharmacy customers or may be variable depending upon when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to continued generic competition in the U.S. We constrained HETLIOZ® net product sales for the three months ended June 30, 2024 and 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended June 30, 2024 related to changes in estimates on revenue constrained during the first quarter of 2024 and 2023 was $0.7 million and $4.8 million, respectively. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
In December 2023, we completed the acquisition of the U.S. and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company. PONVORY® net product sales increased by $1.8 million, or 26%, to $8.6 million for the three months ended June 30, 2024 compared to $6.8 million for the three months ended March 31, 2024. The increase in net product sales was attributable to an increase in price net of deductions, partially offset by a decrease in volume. We initiated the commercial launch of PONVORY® in relapsing forms of MS in the third quarter of 2024.
Cost of goods sold. Cost of goods sold decreased by $0.8 million, or 22%, to $2.7 million for the three months ended June 30, 2024 compared to $3.5 million for the three months ended June 30, 2023. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and ended in April 2024. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance included $2.2 million and $3.0 million of Fanapt® product as of June 30, 2024 and December 31, 2023, respectively, and $7.2 million of HETLIOZ® product as of June 30, 2024 and December 31, 2023.
Research and development expenses. Research and development expenses were $16.7 million for the three months ended June 30, 2024 compared to $16.6 million for the three months ended June 30, 2023.

The following table summarizes the costs of our product development initiatives for the three months ended June 30, 2024 and 2023:

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Direct project costs (1)
Fanapt®	$1,534	$2,588
Milsaperidone	619	1,280
HETLIOZ®	2,024	2,450
PONVORY®	1,951	—
Tradipitant	5,748	6,027
VTR-297	720	369
CFTR	1,764	378
VQW-765	174	278
Other	394	1,421
Total direct project costs	14,928	14,791
Indirect project costs (1)
Stock-based compensation	674	733
Other indirect overhead	1,059	1,123
Total indirect project costs	1,733	1,856
Total research and development expense	$16,661	$16,647
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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $11.1 million, or 39%, to $39.5 million for the three months ended June 30, 2024 compared to $28.4 million for the three months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on commercial activities related to our commercial launches of Fanapt in bipolar disorder and PONVORY® in relapsing forms of MS, as well as legal and other corporate activities. During the first half of 2024, we commenced a host of commercial activities, including an expansion of our sales force, primarily in the second quarter of 2024, as well as the development of prescriber awareness and comprehensive marketing programs in preparation for the launches of Fanapt® in bipolar disorder and PONVORY® in relapsing forms of MS which were initiated in the third quarter of 2024. Selling, general and administrative expenses may increase in future periods as a result of the ongoing commercial launches of Fanapt in bipolar disorder and PONVORY® in relapsing forms of MS.
Intangible asset amortization. Intangible asset amortization was $1.8 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense increased in 2024 due to amortization on the intangible asset from the rights to PONVORY® in the U.S. and Canada which were acquired in December 2023.
Other income. Other income was $4.6 million for the three months ended June 30, 2024 compared to $5.5 million for the three months ended June 30, 2023. Other income primarily consists of investment income on our marketable securities.
Provision for income taxes. An income tax benefit of $1.0 million and a provision for income taxes of $1.1 million was recorded for the three months ended June 30, 2024 and 2023, respectively. The income tax expense (benefit) for each of the three months ended June 30, 2024 and 2023 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.2 million and $0.8 million, respectively.

Six months ended June 30, 2024 compared to six months ended June 30, 2023
Revenues. Total revenues decreased by $10.6 million, or 10%, to $97.9 million for the six months ended June 30, 2024 compared to $108.6 million for the six months ended June 30, 2023. Revenues were as follows:

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	Net Change	Percent
Fanapt® net product sales	$43,729	$46,959	$(3,230)	(7)%
HETLIOZ® net product sales	38,761	61,595	(22,834)	(37)%
PONVORY® net product sales	15,446	—	15,446	N/A
Total net product sales	$97,936	$108,554	$(10,618)	(10)%
Fanapt® net product sales decreased by $3.2 million, or 7%, to $43.7 million for the six months ended June 30, 2024 compared to $47.0 million for the six months ended June 30, 2023. The decrease to net product sales was attributable to a decrease in volume. We initiated the commercial launch of Fanapt® for bipolar I disorder in adults in the third quarter of 2024.
HETLIOZ® net product sales decreased by $22.8 million, or 37%, to $38.8 million for the six months ended June 30, 2024 compared to $61.6 million for the six months ended June 30, 2023. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions. Our HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated at March 31, 2024 and June 30, 2024. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of reduction of the elevated inventory levels at specialty pharmacy customers or may be variable depending on when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to continued generic competition in the U.S. We constrained HETLIOZ® net product sales for the six months ended June 30, 2024 and 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the six months ended June 30, 2024 related to changes in estimates on revenue constrained during 2023 was $1.6 million. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
In December 2023, we completed the acquisition of the U.S. and Canadian rights to PONVORY® from Janssen. PONVORY® net product sales were $15.4 million for the six months ended June 30, 2024. We initiated the commercial launch of PONVORY® in relapsing forms of MS in the third quarter of 2024.
Cost of goods sold. Cost of goods sold decreased by $2.1 million, or 25%, to $6.2 million for the six months ended June 30, 2024 compared to $8.3 million for the six months ended June 30, 2023. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and ended in April 2024. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance included $2.2 million and $3.0 million of Fanapt® product as of June 30, 2024 and December 31, 2023, respectively, and $7.2 million of HETLIOZ® product as of June 30, 2024 and December 31, 2023.
Research and development expenses. Research and development expenses increased by $1.9 million, or 5%, to $37.8 million for the six months ended June 30, 2024 compared to $35.9 million for the six months ended June 30, 2023. The increase in research and development expenses was associated an increase in expenses associated with our PONVORY® and CFTR development programs, partially offset by a decrease in expenses associated with our other development programs, which include expenses incurred on product discovery such as ASO.
The following table summarizes the costs of our product development initiatives for the six months ended June 30, 2024 and 2023:

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Direct project costs (1)
Fanapt®	$3,972	$4,618
Milsaperidone	1,526	2,075
HETLIOZ®	4,431	4,928
PONVORY®	3,025	—
Tradipitant	14,217	14,366
VTR-297	1,273	813
CFTR	4,121	756
VQW-765	370	640
Other	836	3,440
Total direct project costs	33,771	31,636
Indirect project costs (1)
Stock-based compensation	1,538	1,799
Other indirect overhead	2,506	2,449
Total indirect project costs	4,044	4,248
Total research and development expense	$37,815	$35,884

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.1 million, or 8%, to $69.6 million for the six months ended June 30, 2024 compared to $64.5 million for the six months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on commercial activities related to our commercial launches of Fanapt in bipolar disorder and PONVORY® in relapsing forms of MS, as well as legal and other corporate activities. During the first half of 2024, we commenced a host of commercial activities, including an expansion of our sales force, primarily in the second quarter of 2024, as well as the development of prescriber awareness and comprehensive marketing programs in preparation for the launches of Fanapt® in bipolar disorder and PONVORY® in relapsing forms of MS which were initiated in the third quarter of 2024. Selling, general and administrative expenses may increase in future periods as a result of the ongoing commercial launches of Fanapt in bipolar disorder and PONVORY® in relapsing forms of MS.
Intangible asset amortization. Intangible asset amortization was $3.8 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense increased in 2024 due to amortization on the intangible asset from the rights to PONVORY® in the U.S. and Canada which were acquired in December 2023.
Other income. Other income was $9.2 million for the six months ended June 30, 2024 compared to $9.0 million for the six months ended June 30, 2023. Other income primarily consists of investment income on our marketable securities.
Provision for income taxes. We recorded an income tax benefit of $1.5 million and provision for income taxes of $3.3 million for the six months ended June 30, 2024 and 2023, respectively. The income tax expense (benefit) for the six months ended June 30, 2024 and 2023 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.8 million and $1.8 million, respectively.
Liquidity and Capital Resources

As of June 30, 2024, our total cash and cash equivalents and marketable securities were $387.7 million compared to $388.3 million at December 31, 2023. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of June 30, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$102,953	$135,821
Marketable securities:
U.S. Treasury and government agencies	143,818	185,115
Corporate debt	140,905	67,328
Total marketable securities	284,723	252,443
Total cash, cash equivalents and marketable securities	$387,676	$388,264
As of June 30, 2024, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
In the normal course of our business, we regularly enter into agreements with third-party vendors under fee service arrangements which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination. Our non-cancellable purchase commitments for agreements longer than one year primarily relate to commitments for data services. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase arrangements, are cancellable in nature or contain variable commitment terms within the agreement that are within our control.
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
Based on our current operating plans, which include costs and expenses in connection with our U.S. commercial activities, continued clinical development of tradipitant and our other products, pursuit of regulatory approval of tradipitant, pursuit of further regulatory approvals of our current approved products and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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

Cash Flow
The following table summarizes our net cash flows from operating and investing activities for the six months ended June 30, 2024 and 2023:

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	Net Change
Net cash provided by (used in):
Operating activities:
Net income (loss)	$(8,664)	$4,772	$(13,436)
Non-cash charges	6,940	10,599	(3,659)
Net change in operating assets and liabilities	2,365	3,212	(847)
Operating activities	641	18,583	(17,942)
Investing activities:
Asset acquisition	(4,229)	—	(4,229)
Purchases of property and equipment	(115)	(106)	(9)
Net purchases, sales and maturities of marketable securities	(29,136)	(3,494)	(25,642)
Investing activities	(33,480)	(3,600)	(29,880)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	19	(48)
Net change in cash, cash equivalents and restricted cash	$(32,868)	$15,002	$(47,870)
Operating Activities: Cash flows provided by operating activities during the six months ended June 30, 2024 were $0.6 million, a decrease of $17.9 million compared to $18.6 million during the six months ended June 30, 2023. The decrease reflects a decrease of $13.4 million in net income as well as non-cash charges, including the change in deferred income taxes.
Investing Activities: Cash flows used in investing activities during the six months ended June 30, 2024 were $33.5 million, an increase of $29.9 million compared to $3.6 million during the six months ended June 30, 2023. The change in investing activities primarily reflects the timing of net reinvestment of available cash and cash equivalents in our portfolio of marketable securities. Additionally, the $4.2 million asset acquisition cash flow during the six months ended June 30, 2024 relates to the payment of the remaining consideration for the PONVORY® acquisition that was accrued as of December 31, 2023.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2024, the end of the period covered by this quarterly report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. Furthermore, during the fiscal quarter ended June 30, 2024, we did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

August 1, 2024	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

August 1, 2024	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)