Form 10-Q
period 2024-09-30
Vanda Pharmaceuticals Inc.
filed 2024-11-07
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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

As of October 31, 2024, there were 58,308,144 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2024

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

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$100,497	$135,821
Marketable securities	275,764	252,443
Accounts receivable, net	42,753	34,155
Inventory	1,614	1,357
Prepaid expenses and other current assets	11,759	9,170
Total current assets	432,387	432,946
Property and equipment, net	2,178	2,037
Operating lease right-of-use assets	6,016	7,103
Intangible assets, net	115,848	121,369
Deferred tax assets	79,363	75,000
Non-current inventory and other	9,323	9,985
Total assets	$645,115	$648,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,304	$38,460
Product revenue allowances	49,786	49,237
Total current liabilities	89,090	87,697
Operating lease non-current liabilities	5,486	7,006
Other non-current liabilities	9,316	8,827
Total liabilities	103,892	103,530
Commitments and contingencies (Notes 9 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,306,144 and 57,534,499 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	58	58
Additional paid-in capital	709,843	700,274
Accumulated other comprehensive income (loss)	702	(30)
Accumulated deficit	(169,380)	(155,392)
Total stockholders’ equity	541,223	544,910
Total liabilities and stockholders’ equity	$645,115	$648,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Net product sales	$47,651	$38,815	$145,587	$147,369
Total revenues	47,651	38,815	145,587	147,369
Operating expenses:
Cost of goods sold excluding amortization	2,551	3,063	8,724	11,336
Research and development	16,776	16,600	54,591	52,484
Selling, general and administrative	37,573	24,767	107,132	89,270
Intangible asset amortization	1,751	380	5,521	1,137
Total operating expenses	58,651	44,810	175,968	154,227
Loss from operations	(11,000)	(5,995)	(30,381)	(6,858)
Other income	4,756	5,875	13,957	14,858
Income (loss) before income taxes	(6,244)	(120)	(16,424)	8,000
Provision (benefit) for income taxes	(920)	(257)	(2,436)	3,091
Net income (loss)	$(5,324)	$137	$(13,988)	$4,909
Net income (loss) per share:
Basic	$(0.09)	$0.00	$(0.24)	$0.09
Diluted	$(0.09)	$0.00	$(0.24)	$0.09
Weighted average shares outstanding:
Basic	58,261,961	57,519,031	58,095,566	57,329,969
Diluted	58,261,961	57,595,344	58,095,566	57,512,225
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$(5,324)	$137	$(13,988)	$4,909
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	36	(18)	14	(6)
Change in net unrealized gain (loss) on marketable securities	1,283	(109)	924	301
Tax benefit (provision) on other comprehensive income (loss)	(287)	25	(206)	(69)
Other comprehensive income (loss), net of tax	1,032	(102)	732	226
Comprehensive income (loss)	$(4,292)	$35	$(13,256)	$5,135
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2023	57,534,499	$58	$700,274	$(30)	$(155,392)	$544,910
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	662,024	—	—	—	—	—
Stock-based compensation expense	—	—	3,584	—	—	3,584
Net loss	—	—	—	—	(4,146)	(4,146)
Other comprehensive loss, net of tax	—	—	—	(353)	—	(353)
Balances at March 31, 2024	58,196,523	$58	$703,858	$(383)	$(159,538)	$543,995
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	90,785	—	—	—	—	—
Stock-based compensation expense	—	—	2,986	—	—	2,986
Net loss	—	—	—	—	(4,518)	(4,518)
Other comprehensive income, net of tax	—	—	—	53	—	53
Balances at June 30, 2024	58,287,308	$58	$706,844	$(330)	$(164,056)	$542,516
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	18,836	—	—	—	—	—
Stock-based compensation expense	—	—	2,999	—	—	2,999
Net loss	—	—	—	—	(5,324)	(5,324)
Other comprehensive income, net of tax	—	—	—	1,032	—	1,032
Balances at September 30, 2024	58,306,144	$58	$709,843	$702	$(169,380)	$541,223
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2022	56,783,764	$57	$686,235	$(1,193)	$(157,901)	$527,198
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	657,228	—	—	—	—	—
Stock-based compensation expense	—	—	4,351	—	—	4,351
Net income	—	—	—	—	3,252	3,252
Other comprehensive income, net of tax	—	—	—	938	—	938
Balances at March 31, 2023	57,440,992	$57	$690,586	$(255)	$(154,649)	$535,739
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	55,921	—	—	—	—	—
Stock-based compensation expense	—	—	3,249	—	—	3,249
Net income	—	—	—	—	1,520	1,520
Other comprehensive loss, net of tax	—	—	—	(610)	—	(610)
Balances at June 30, 2023	57,496,913	$57	$693,835	$(865)	$(153,129)	$539,898
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	32,586	1	(1)	—	—	—
Stock-based compensation expense	—	—	3,167	—	—	3,167
Net income	—	—	—	—	137	137
Other comprehensive loss, net of tax	—	—	—	(102)	—	(102)
Balances at September 30, 2023	57,529,499	$58	$697,001	$(967)	$(152,992)	$543,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net income (loss)	$(13,988)	$4,909
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	638	715
Stock-based compensation	9,569	10,767
Amortization of premiums and accretion of discounts on marketable securities	(5,479)	(7,053)
Loss on sale of marketable securities	—	655
Intangible asset amortization	5,521	1,137
Deferred income taxes	(4,568)	6,198
Other non-cash adjustments, net	1,643	2,772
Changes in operating assets and liabilities:
Accounts receivable	(8,581)	4,129
Prepaid expenses and other assets	(3,179)	1,333
Inventory	78	(344)
Accounts payable and other liabilities	3,835	(14,315)
Product revenue allowances	571	5,630
Net cash provided by (used in) operating activities	(13,940)	16,533
Cash flows from investing activities
Asset acquisition	(4,229)	—
Purchases of property and equipment	(276)	(130)
Purchases of marketable securities	(272,369)	(457,628)
Sales and maturities of marketable securities	255,451	489,485
Net cash provided by (used in) investing activities	(21,423)	31,727
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39	(103)
Net change in cash, cash equivalents and restricted cash	(35,324)	48,157
Cash, cash equivalents and restricted cash
Beginning of period	136,290	135,498
End of period	$100,966	$183,655
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Business Organization and Presentation
Business Organization
Vanda Pharmaceuticals Inc. (the Company or Vanda) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. The Company commenced its operations in 2003 and operates in one reporting segment.
The Company’s commercial portfolio is currently comprised of three products, Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS), and PONVORY® for the treatment of relapsing forms of multiple sclerosis (MS) to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease, in adults. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, the Company has a number of drugs in development, including:
•Milsaperidone (VHX-896), the active metabolite of Fanapt® (iloperidone), for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia and major depressive disorder;
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia;
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, pediatric insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2023. The financial information as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$100,497	$183,186
Restricted cash included in non-current inventory and other	469	469
Total cash, cash equivalents and restricted cash	$100,966	$183,655
Revenue from Net Product Sales
The Company’s net product sales consist of sales of Fanapt®, HETLIOZ® and PONVORY®. Net sales by product for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fanapt® net product sales	$23,919	$21,315	$67,648	$68,274
HETLIOZ® net product sales	17,870	17,500	56,631	79,095
PONVORY® net product sales	5,862	—	21,308	—
Total net product sales	$47,651	$38,815	$145,587	$147,369
The Company’s HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated at March 31, 2024, June 30, 2024 and September 30, 2024. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of reduction of the elevated inventory levels at specialty pharmacy customers or may be variable depending upon when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to continued generic competition in the U.S. The Company constrained HETLIOZ® net product sales for the three and nine months ended September 30, 2024 and 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended September 30, 2024 and 2023 related to changes in estimates on revenue constrained during the second quarter of 2024 and 2023 was $0.8 million and $0.3 million, respectively. The amount of revenue recognized during the nine months ended September 30, 2024 related to changes in estimates on revenue constrained during the year ended December 31, 2023 was $1.4 million. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
Major Customers
Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through specialty distributors and specialty pharmacies. The Company invoices and records revenue when its customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Outside the U.S., the Company has a distribution agreement for the commercialization of Fanapt® in Israel and sells HETLIOZ® in Germany. There were four major customers that each accounted for more than 10% of total revenues and, as a group, represented 68% of total revenues for the nine months ended September 30, 2024. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 60% of total accounts receivable at September 30, 2024. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine the enhanced disclosures that will be required upon adoption in its Annual Report for the year ending December 31, 2024.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40), which addresses the disaggregation of income statement expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating this standard to determine if adoption will have a material impact on the Company's consolidated financial statements.
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

4. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2024, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$172,505	$797	$(56)	$173,246
Corporate debt	102,412	108	(2)	102,518
Total marketable securities	$274,917	$905	$(58)	$275,764
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
5. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of September 30, 2024 and December 31, 2023 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of September 30, 2024, as follows:

		Fair Value Measurement as of September 30, 2024 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$173,246	$173,246	$—	$—
Corporate debt	102,518	—	102,518	—
Total assets measured at fair value	$275,764	$173,246	$102,518	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2023, as follows:

		Fair Value Measurement as of December 31, 2023 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$209,103	$209,103	$—	$—
Corporate debt	107,108	—	107,108	—
Total assets measured at fair value	$316,211	$209,103	$107,108	$—
Total assets measured at fair value as of September 30, 2024 include no cash equivalents. Total assets measured at fair value as of December 31, 2023 include $63.8 million cash equivalents.
The Company also has financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, and product revenue allowances, the carrying values of which materially approximate their fair values.
6. Inventory
Inventory consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Current assets
Work-in-process	$52	$27
Finished goods	1,562	1,330
Total inventory, current	$1,614	$1,357
Non-Current assets
Raw materials	$934	$934
Work-in-process	6,496	7,177
Finished goods	494	737
Total inventory, non-current	7,924	8,848
Total inventory	$9,538	$10,205
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life, taking into account all possible alternative uses for the inventory available in the ordinary course of business. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. The Company’s inventory balance included $2.1 million and $3.0 million of Fanapt® product and $7.3 million and $7.2 million of HETLIOZ® product as of September 30, 2024 and December 31, 2023, respectively.
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
PONVORY®. On December 7, 2023, the Company acquired the U.S. and Canadian rights to PONVORY® from Janssen. The total purchase price was allocated to the acquired intangible asset for the U.S. and Canadian rights to PONVORY®. See Note 3, PONVORY® Acquisition, for additional details. The PONVORY® intangible asset is being amortized on a straight-line basis over the estimated economic useful life of the related product rights. During the first quarter of 2024, the estimated useful life for the PONVORY® intangible asset was changed from 2035 to 2042 based on a change in the estimated economic useful life of the related product rights.
The following is a summary of the Company’s amortizing intangible assets as of September 30, 2024:

		September 30, 2024
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$17,034	$15,966
PONVORY®	2042	104,894	5,012	99,882
Total amortizing intangible assets		$137,894	$22,046	$115,848
The following is a summary of the Company’s amortizing intangible assets as of December 31, 2023:

		December 31, 2023
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$15,937	$17,063
PONVORY®	2035	104,894	588	104,306
Total amortizing intangible assets		$137,894	$16,525	$121,369
As of September 30, 2024 and December 31, 2023, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $1.8 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $5.5 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. The following is a summary of the future intangible asset amortization schedule as of September 30, 2024:

(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
HETLIOZ®	$15,966	$365	$1,463	$1,463	$1,463	$1,463	$9,749
PONVORY®	99,882	1,387	5,544	5,544	5,544	5,544	76,319
Total amortizing intangible assets	$115,848	$1,752	$7,007	$7,007	$7,007	$7,007	$86,068
8. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Research and development expenses	$12,861	$15,691
Consulting and other professional fees	10,013	4,404
Compensation and employee benefits	6,687	6,413
Operating lease liabilities	2,454	2,398
Royalties payable	1,480	2,409
Accounts payable and other accrued liabilities	5,809	7,145
Total accounts payable and accrued liabilities	$39,304	$38,460
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of September 30, 2024, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 7, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales decreased from 10% to 5% in December 2022. This U.S. royalty ended in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of September 30, 2024, the Company has paid Lilly $5.0 million in upfront fees and development milestones. These payments for upfront fees and development milestones include a $2.0 million milestone paid to Lilly during the year ended December 31, 2023 for the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.). As of September 30, 2024, remaining milestone obligations include $10.0 million and $5.0 million milestones for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of September 30, 2024, the Company has paid UCSF $1.6 million in upfront fees and development milestones. As of September 30, 2024, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product but not to exceed $3.2 million in total for the CFTR portfolio.
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

Shareholder Rights Plan. On April 17, 2024, the Company’s board of directors authorized and declared a dividend distribution of one right (each, a Right) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on April 29, 2024 (the Record Date). Each Right entitles the registered holder to purchase from the Company, subject to certain conditions which have not yet occurred, one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the Preferred Stock), of the Company at an exercise price of $25.00 (the Exercise Price), subject to adjustment. The complete terms of the Rights are set forth in a Rights Agreement, dated as of April 17, 2024, between the Company and Equiniti Trust Company, LLC, as rights agent (the Rights Agent), as amended by that certain Amendment No. 1 to the Rights Agreement, and that certain Amendment No. 2 to the Rights Agreement, each, by and between the Company and the Rights Agent (as amended, the Rights Agreement).
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
Lease Agreements. In August 2024, the Company entered into a master lease agreement for vehicles to be utilized by the Company's sales force. As of September 30, 2024, none of the individual vehicle leases had been executed, none of the vehicles had been delivered, and no amounts have been paid pertaining to the vehicle leases. The individual car leases will commence upon delivery of the vehicles, which is expected to begin in the fourth quarter of 2024. Total fixed payments under this contract are estimated to total $5.5 million, payable over initial terms of three years, and subject to change upon finalization of each vehicle lease contract. For further information regarding the Company's lease agreements, see Note 8, Leases, to the condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
10. Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Foreign currency translation	$35	$21
Unrealized gain (loss) on marketable securities	667	(51)
Accumulated other comprehensive income (loss)	$702	$(30)

11. Stock-Based Compensation
As of September 30, 2024, there were 7,648,463 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 15,690,000 shares of common stock authorized for issuance under the 2016 Plan, 4,655,745 shares of which remained available for future grant as of September 30, 2024.
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
As of September 30, 2024, $3.8 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 0.9 years. No option awards are classified as a liability as of September 30, 2024.
A summary of option activity under the Plans for the nine months ended September 30, 2024 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,792,506	$12.95	6.00	$—
Granted	190,514	5.41
Expired	(58,253)	11.39
Outstanding at September 30, 2024	4,924,767	12.67	5.48	—
Exercisable at September 30, 2024	3,973,865	13.65	4.81	—
Vested and expected to vest at September 30, 2024	4,856,293	12.75	5.44	—
The weighted average grant date fair value of options granted was $2.95 and $3.53 per share for the nine months ended September 30, 2024 and 2023. There were no proceeds from the exercise of stock options for the nine months ended September 30, 2024 and 2023.
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
As of September 30, 2024, $13.9 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.6 years. No RSUs are classified as a liability as of September 30, 2024.

A summary of RSU activity for the Plans for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,905,310	$10.87
Granted	1,638,903	4.47
Forfeited	(47,872)	10.15
Vested	(772,645)	11.53
Unvested at September 30, 2024	2,723,696	6.84
The grant date fair value for the 772,645 shares underlying RSUs that vested during the nine months ended September 30, 2024 was $8.9 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three and nine months ended September 30, 2024 and 2023 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Research and development	$703	$739	$2,241	$2,538
Selling, general and administrative	2,296	2,428	7,328	8,229
Total stock-based compensation expense	$2,999	$3,167	$9,569	$10,767
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Expected dividend yield	0%	0%
Weighted average expected volatility	50%	47%
Weighted average expected term (years)	6.27	6.16
Weighted average risk-free rate	4.52%	3.89%
12. Income Taxes
For the three months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of $0.9 million and $0.3 million, respectively. The income tax benefit for the three months ended September 30, 2024 and 2023 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.2 million.
For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of $2.4 million and a provision for income taxes of $3.1 million, respectively. The income tax expense (benefit) for the nine months ended September 30, 2024 and 2023 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $1.0 million and $2.1 million, respectively.
The Company assesses the need for a valuation allowance against its deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. As of September 30, 2024, after considering all available positive and negative evidence, including but not limited to cumulative income in recent periods, historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company concluded, consistent with prior periods, that it was more likely than not that substantially all of its deferred tax assets in the U.S. are realizable in future periods. The Company maintains a valuation allowance against certain state net deferred tax assets.
The Company generated a pretax loss for the nine months ended September 30, 2024. If the Company continues to generate pretax losses and if the Company's projections indicate pretax losses in future periods, the conclusion about the appropriateness of the valuation allowance could change in a future period. An increase in the valuation allowance would result in a non-cash income tax expense during the period of change. The potential timing and amount of any future valuation allowance has yet to be determined and requires an analysis that is highly dependent upon historical and future projected earnings, among other factors. Any such adjustment could have a material impact on the Company’s results of operations but not a material impact on the Company's cash position.
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
The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net income (loss)	$(5,324)	$137	$(13,988)	$4,909
Denominator:
Weighted average shares outstanding, basic	58,261,961	57,519,031	58,095,566	57,329,969
Effect of dilutive securities	—	76,313	—	182,256
Weighted average shares outstanding, diluted	58,261,961	57,595,344	58,095,566	57,512,225
Net income (loss) per share, basic and diluted:
Basic	$(0.09)	$0.00	$(0.24)	$0.09
Diluted	$(0.09)	$0.00	$(0.24)	$0.09
Antidilutive securities excluded from calculations of diluted net income (loss) per share	6,383,154	6,724,127	6,603,367	6,526,562
The Company incurred a net loss for the three and nine months ended September 30, 2024 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
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
In September 2023, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s approval of MSN’s ANDA for its generic version of HETLIOZ® capsules under the APA, the FDCA, FDA regulations and the Appointments Clause of the U.S. Constitution. The Company believes that MSN’s underlying approval data, particularly its bioequivalence studies, are faulty. On this basis, the Company asked the DC District Court to, among other things, vacate the FDA’s approval of MSN’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious, is unconstitutional under the Appointments Clause, and compel the FDA to order MSN to recall its generic HETLIOZ® product. In December 2023, the Company filed a motion for summary judgment. In January 2024, the FDA opposed the Company’s motion and moved to waive the administrative record, following which the court held an oral argument on the cross-motions. The DC District Court issued an order compelling the FDA to serve the administrative record and has set deadlines for further proceedings. In April 2024, the Company filed a motion for summary judgment. In July 2024, the DC District Court held an oral argument on the motion to dismiss that the FDA filed in January 2024, which the Company opposed in February 2024. In September 2024, the DC District Court granted in part the FDA’s motion to dismiss as to the Company’s APA claims and denied the FDA’s motion to dismiss as to the Company’s claims under the Appointments Clause. The Company’s lawsuit remains pending.

In April 2024, the Company filed a lawsuit in the Delaware District Court against MSN, Amneal, and Impax alleging claims for false advertising in violation of the Lanham Act and unfair competition under several state laws as well as claims for breach of express representation and fraudulent inducement of a license agreement. In July 2024, the defendants filed a motion to dismiss and in September 2024, the Company opposed the motion. The Company’s lawsuit remains pending.
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
Other Matters. From April 2022 to July 2024, the Company filed eighteen lawsuits in the DC District Court against the FDA to compel the FDA to produce records under the Freedom of Information Act (FOIA) regarding, among other matters: the FDA’s denial of the Company’s supplemental New Drug Application (sNDA) for HETLIOZ® in the treatment of jet lag disorder; cases in which the FDA waived its putative requirement of a 9-month non-rodent toxicity study before drugs can be tested on human patients for extended durations; communications external to and within the FDA relating to tradipitant, HETLIOZ® and Fanapt®; a warning letter that the FDA sent to the Company concerning its webpages for HETLIOZ® and Fanapt®; the FDA’s removal of a clinical trials design presentation from its website; discipline reviews relating to the FDA’s evaluations of the Company’s sNDA for HETLIOZ® and a third-party sNDA for jet lag; internal standard operating procedures or guidance relating to the FDA’s processing of incoming FOIA requests; and bioequivalence and other study reports submitted relating to the FDA’s consideration of tasimelteon ANDAs. Five of these lawsuits have since been resolved in the Company’s favor, one is pending resolution and the other twelve remain outstanding. The FDA has failed to respond and provide the requested documents within the statutory timeframe with respect to each of these twelve outstanding requests. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.
In April 2022, the Company filed a lawsuit in the U.S. District Court for the District of Maryland (MD District Court) against the Centers for Medicare & Medicaid Services (CMS) and the Administrator of CMS challenging CMS’ rule broadly interpreting the defined terms “line extension” and “new formulation” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), which went into effect in January 2022 (the Rule). The Company believes that the Rule is unlawful and contrary to the intent of Congress when it passed the ACA. Under the Rule, certain of the Company’s products would be treated as line extensions and new formulations subject to enhanced rebates, despite the statutory text and CMS’ own long-standing practice, under which such products would not constitute line extensions or new formulations. In March 2023, the MD District Court ruled that CMS’ interpretation of the terms was reasonable and consistent with Congress’ intent. In April 2023, the Company appealed the ruling to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit). In January 2024, the Fourth Circuit held an oral argument. In April 2024, the Fourth Circuit ruled against the Company. In September 2024, the Company filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Fourth Circuit’s decision.
In May 2022, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s denial of Fast Track designation for tradipitant. In October 2021, the Company submitted to the FDA a request for Fast Track designation for tradipitant under the Food and Drug Administration Modernization Act of 1997 (FDAMA). The FDAMA provides for expedited development and review of drugs that receive Fast Track designation from the FDA. Under the FDAMA, the FDA must designate a drug as a Fast Track product if it both (1) is intended to treat a serious or life-threatening disease or condition and (2) demonstrates the potential to address unmet medical needs for such disease or condition. Although Fast Track designation is non-discretionary when the criteria are satisfied, the FDA denied the Company’s request for Fast Track designation. The Company does not believe that the FDA based its decision on the relevant criteria. Therefore, among other reasons, the Company maintains that the FDA’s denial is unlawful. The Company has asked the DC District Court to, among other things, set aside and vacate the FDA’s denial. An oral argument was held in January 2023. In August 2023, the DC District Court ruled against the Company. In September 2023, the Company appealed the ruling to the U.S. Court of Appeals for the District of Columbia Circuit and in September 2024, the Court of Appeals held an oral argument. The Company's lawsuit remains pending.
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
In February 2024, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations, and to challenge the FDA’s complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia characterized by difficulties with sleep initiation within 180 days of the filing of the sNDA or give the Company a notice of an opportunity for a hearing. The Company submitted the sNDA on May 4, 2023. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations unlawful. In June 2024, the Company filed a motion for summary judgment and the FDA published a notice of opportunity for a hearing. In July 2024, the FDA opposed the Company’s motion for summary judgment. In September 2024, the DC District Court held an oral argument on the dispositive cross motions. The Company's lawsuit remains pending.
In March 2024, the Company filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit (DC Circuit) seeking review of the FDA’s final order refusing to hold a hearing or to approve the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder. Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. The Company’s petition remains pending.
On April 22, 2024, a purported stockholder of the Company filed a lawsuit in the Court of Chancery of the State of Delaware (Delaware Chancery Court) against the members of the Company’s board of directors and the Rights Agent, along with the Company as nominal defendant (collectively, the Defendants), captioned Steamfitters Local 449 Pension Fund v. Mihael H. Polymeropoulos, et al., CA No. 2024-0416-KSJM. The lawsuit contended, among other things, that the members of the Company’s board of directors breached their fiduciary duties in adopting the Rights Agreement. The lawsuit sought relief declaring, in part, that provisions of the Rights Agreement be deemed unenforceable and sought to enjoin the use of such provisions as well as damages, costs, and other remedies, and also sought to enjoin for 30 days the Company’s 2024 Annual Meeting of Stockholders (the Annual Meeting) that was held on May 17, 2024. At a hearing on May 7, 2024, the Delaware Chancery Court denied the plaintiff’s request to enjoin the Annual Meeting. A three-day trial in the case was scheduled to begin on November 4, 2024. On August 7, 2024, the Company amended the Rights Agreement to, among other things, clarify certain of the provisions that were the subject of the lawsuit. On August 12, 2024, the parties filed with the Delaware Chancery Court a stipulation and order dismissing the lawsuit with prejudice, pursuant to which, the plaintiff agreed that the amendment to the Rights Agreement mooted the plaintiff’s claims. The plaintiff filed a petition in the Delaware Chancery Court for an award of attorney’s fees and reimbursement of expenses, which the Company intends to oppose. The Company does not anticipate that this litigation will have a material adverse effect on its business, results of operations or financial condition and the Company believes it is entitled to coverage under its relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient to cover any such award.
In August 2024, the Company filed a lawsuit against the FDA in the DC District Court challenging FDA decisionmakers’ authority under the Appointments Clause of the U.S. Constitution to render a decision on Vanda’s new drug application for tradipitant to treat symptoms of gastroparesis. In September 2024, the Company filed a motion for a preliminary injunction to enjoin the FDA from subjecting Vanda’s NDA for tradipitant for the treatment of symptoms of gastroparesis to a final decision prior to the PDUFA target date of September 18, 2024. In September 2024, the DC District Court denied the motion. The Company’s lawsuit remains pending.

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
Our commercial portfolio is currently comprised of three products, Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis Syndrome (SMS), and PONVORY® for the treatment of relapsing forms of multiple sclerosis (MS) to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease, in adults. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, we have a number of drugs in development, including:
•Milsaperidone (VHX-896), the active metabolite of Fanapt® (iloperidone), for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia and major depressive disorder;
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia;
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, pediatric insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
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
Operational Highlights
Psychiatry Portfolio
•Fanapt®: We initiated the commercial launch of Fanapt® for the acute treatment of bipolar I disorder in adults in the third quarter of 2024, which included the expansion of our existing sales force and the introduction of prescriber awareness and comprehensive marketing programs. Several lead indicators suggest a strong initial market response including new patient starts as reflected by new to brand prescriptions (NBRx), increasing by over 90% in the third quarter of 2024 as compared to the third quarter of 2023.
•Milsaperidone: We expect to submit a New Drug Application (NDA) for milsaperidone (also known as VHX-896 and P-88), the active metabolite of Fanapt®, for the treatments of schizophrenia and acute bipolar I disorder to the FDA in early 2025. We expect to initiate a Phase III program for milsaperidone for major depressive disorder (MDD) by the end of 2024.
•Iloperidone LAI: We expect to initiate a Phase III program for the LAI formulation of Fanapt® in the fourth quarter of 2024.
HETLIOZ®

•We have initiated a HETLIOZ LQ® program in pediatric insomnia. Although the prevalence of insomnia in children is difficult to determine, it is estimated that 20-40% of children experience significant sleep problems. There are currently no approved treatments for pediatric insomnia.
•We continue to pursue FDA approval for HETLIOZ® for the treatments of jet lag disorder and insomnia. We are challenging the FDA’s rejection of our supplemental New Drug Application (sNDA) for the treatment of jet lag disorder in the U.S. Court of Appeals for the D.C. Circuit. We have accepted the opportunity for a hearing with the FDA on the approvability of the insomnia sNDA.
•Our litigation asserting HETLIOZ® Patent No. 11,285,129 against generic manufacturers is currently pending in the U.S. District Court for the District of Delaware. A jury trial has been scheduled for the first quarter of 2026.
•European Medicines Agency action on our Marketing Authorization Application for HETLIOZ® and HETLIOZ LQ® for SMS is expected in the first quarter of 2025.
PONVORY®
•We initiated the commercial launch of PONVORY® for the treatment of relapsing forms of multiple sclerosis in the third quarter of 2024, which included the deployment of a specialty sales force.
•We expect IND applications for PONVORY® in the treatments of psoriasis and ulcerative colitis to be completed in the fourth quarter of 2024.
Tradipitant
•Gastroparesis NDA: In September 2024, the FDA declined to approve our NDA for tradipitant for the treatment of symptoms of gastroparesis. We plan to continue to pursue the marketing authorization for tradipitant and support the expanded access program that is currently serving several dozen patients with gastroparesis.
•Motion Sickness NDA: We expect to submit an NDA for tradipitant for the treatment of motion sickness to the FDA in the fourth quarter of 2024. The NDA for the treatment of motion sickness is expected to include the positive results of three placebo controlled clinical studies where tradipitant was effective in preventing vomiting associated with motion.
•We plan to initiate a clinical trial to study tradipitant in the prevention of vomiting induced by a GLP-1 analog (semaglutide) in the fourth quarter of 2024.
Early-Stage Programs
•We plan to proceed with studies of VSJ-110, a CFTR activator, for the treatment of dry eye disorder. An ongoing proof of concept study indicates an effect in improving the signs (fluorescein corneal staining) of dry eye disease.
•VPO-227, a CFTR inhibitor for the treatment of cholera, has received approval to proceed in a Phase I study in Bangladesh, a country where the treatment of cholera remains a significant and unmet need. We plan to initiate this study by the end of 2024.
•The Phase I clinical study for VCA-894A for the treatment of a patient with Charcot-Marie-Tooth disease, axonal, type 2S (CMT2S), an inherited peripheral neuropathy for which there is no available treatment, expects to enroll the patient by the end of 2024.
•The Phase I clinical study for VTR-297 for the treatment of onychomycosis, a fungal infection of the nail, was initiated in April 2024. The study is fully enrolled, and results are expected by the end of 2024.
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
Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through specialty distributors and specialty pharmacies. We invoice and record revenue when customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., we have a distribution agreement for the commercialization of Fanapt® in Israel and sell HETLIOZ® in Germany. Receivables are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known. During the nine months ended September 30, 2024 and 2023, we constrained the variable consideration for HETLIOZ® net product sales. The constrained revenue relates to the uncertainties of payor utilization, patient demand and chargeback and rebate amounts, including Medicaid, and other reserves related to transactions that resulted in elevated levels of inventory at specialty pharmacy customers.
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
Medicare Part D coverage gap: The Medicare Part D prescription drug benefit requires manufacturers to fund approximately 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients for applicable drugs. We account for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D coverage gap are based in part on historical activity and, where available, actual and pending prescriptions when we have validated the insurance benefits. Beginning January 1, 2025, the Medicare Part D coverage gap discount program will be replaced with a new discounting program under the Inflation Reduction Act of 2022. The implementation of the new discounting program is expected to result in higher discounts for our Medicare payor segment relative to the current Medicare Part D prescription drug benefit program.
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
Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned products to be resalable. There was no right of return asset as of September 30, 2024 or December 31, 2023.
The following table summarizes sales discounts and allowance activity as of and for the nine months ended September 30, 2024:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2023	$40,151	$10,427	$50,578
Provision related to current period sales	57,526	22,237	79,763
Adjustments for prior period sales	(3,251)	11	(3,240)
Credits/payments made	(53,027)	(22,955)	(75,982)
Balances at September 30, 2024	$41,399	$9,720	$51,119
The provision of $57.5 million for rebates and chargebacks for the nine months ended September 30, 2024 and its ending balance at September 30, 2024 primarily represents Medicaid rebates applicable to sales of Fanapt® and, to a lesser extent, HETLIOZ®. The provision of $22.2 million for discounts, returns and other for the nine months ended September 30, 2024 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and estimated product returns of Fanapt®, and co-pay assistance costs and prompt-pay discounts across our commercial products.
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
Income taxes. We assess the need for a valuation allowance against our deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected taxable income. Since 2018, we have generated annual pretax income in the U.S. Projected taxable income includes significant assumptions related to revenue, commercial expenses and research and development activities, which could be affected by the HETLIOZ® generic competition, the commercial launches of Fanapt® in bipolar disorder and PONVORY® in relapsing forms of MS, and our ability to obtain regulatory approval from the FDA for products or new indications in development, among other factors. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement.
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
On September 18, 2024, the U.S. Food and Drug Administration (FDA) declined to approve Vanda’s New Drug Application (NDA) of tradipitant for the treatment of symptoms in gastroparesis, providing Vanda with a Complete Response Letter (CRL). Vanda will continue to pursue the marketing authorization for tradipitant and will continue to support the expanded access program that is currently serving several dozen patients with gastroparesis.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Revenues. Total revenues increased by $8.8 million, or 23%, to $47.7 million for the three months ended September 30, 2024 compared to $38.8 million for the three months ended September 30, 2023. Revenues were as follows:

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023	Net Change	Percent
Fanapt® net product sales	$23,919	$21,315	$2,604	12%
HETLIOZ® net product sales	17,870	17,500	370	2%
PONVORY® net product sales	5,862	—	5,862	N/A
Total net product sales	$47,651	$38,815	$8,836	23%
Fanapt® net product sales increased by $2.6 million, or 12%, to $23.9 million for the three months ended September 30, 2024 compared to $21.3 million for the three months ended September 30, 2023. The increase to net product sales was attributable to an increase in price net of deductions and volume. We initiated the commercial launch of Fanapt® for bipolar I disorder in adults in the third quarter of 2024.

HETLIOZ® net product sales increased by $0.4 million, or 2%, to $17.9 million for the three months ended September 30, 2024 compared to $17.5 million for the three months ended September 30, 2023. The increase to net product sales was attributable to an increase in volume, partially offset by a decrease in price net of deductions, including the impact of changes in constrained revenue. Our HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated at March 31, 2024, June 30, 2024 and September 30, 2024. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of reduction of the elevated inventory levels at specialty pharmacy customers or may be variable depending upon when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to continued generic competition in the U.S. We constrained HETLIOZ® net product sales for the three months ended September 30, 2024 and 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended September 30, 2024 and 2023 related to changes in estimates on revenue constrained during the second quarter of 2024 and 2023 was $0.8 million and $0.3 million, respectively. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
In December 2023, we completed the acquisition of the U.S. and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company. PONVORY® net product sales decreased by $2.8 million, or 32%, to $5.9 million for the three months ended September 30, 2024 compared to $8.6 million for the three months ended June 30, 2024. The decrease in net product sales was attributable to a decrease in volume and price net of deductions. We initiated the commercial launch of PONVORY® in relapsing forms of MS in the third quarter of 2024.
Cost of goods sold. Cost of goods sold decreased by $0.5 million, or 17%, to $2.6 million for the three months ended September 30, 2024 compared to $3.1 million for the three months ended September 30, 2023. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and ended in April 2024. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance included $2.1 million and $3.0 million of Fanapt® product and $7.3 million and $7.2 million of HETLIOZ® product as of September 30, 2024 and December 31, 2023, respectively.
Research and development expenses. Research and development expenses increased by $0.2 million, or 1.1%, to $16.8 million for the three months ended September 30, 2024 compared to $16.6 million for the three months ended September 30, 2023. The increase was primarily due to an increase in expenses associated with our milsaperidone development program partially offset by expenses associated with our tradipitant development program.

The following table summarizes the costs of our product development initiatives for the three months ended September 30, 2024 and 2023:

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Direct project costs (1)
Fanapt®	$1,876	$3,316
Milsaperidone	2,864	620
HETLIOZ®	2,840	2,150
PONVORY®	1,027	—
Tradipitant	4,392	6,903
VTR-297	712	390
CFTR	806	310
VQW-765	194	165
Other	318	1,006
Total direct project costs	15,029	14,860
Indirect project costs (1)
Stock-based compensation	703	739
Other indirect overhead	1,044	1,001
Total indirect project costs	1,747	1,740
Total research and development expense	$16,776	$16,600
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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $12.8 million, or 52%, to $37.6 million for the three months ended September 30, 2024 compared to $24.8 million for the three months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on commercial activities related to our commercial launches of Fanapt® in bipolar disorder and PONVORY® in relapsing forms of MS, as well as legal and other corporate activities. During the first nine months of 2024, we commenced a host of commercial activities as part of our commercial launches of Fanapt® in bipolar disorder and PONVORY® in multiple sclerosis, including an expansion of our sales force and the development of prescriber awareness and comprehensive marketing programs. Selling, general and administrative expenses may increase in future periods as a result of the ongoing commercial launches of Fanapt® in bipolar disorder and PONVORY® in relapsing forms of MS, which were initiated in the third quarter of 2024.
Intangible asset amortization. Intangible asset amortization was $1.8 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense increased in 2024 due to amortization on the intangible asset from the rights to PONVORY® in the U.S. and Canada which were acquired in December 2023.
Other income. Other income was $4.8 million for the three months ended September 30, 2024 compared to $5.9 million for the three months ended September 30, 2023. Other income primarily consists of investment income on our marketable securities.
Provision for income taxes. An income tax benefit of $0.9 million and $0.3 million was recorded for the three months ended September 30, 2024 and 2023, respectively. The income tax benefit for each of the three months ended September 30, 2024 and 2023 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.2 million.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Revenues. Total revenues decreased by $1.8 million, or 1%, to $145.6 million for the nine months ended September 30, 2024 compared to $147.4 million for the nine months ended September 30, 2023. Revenues were as follows:

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	Net Change	Percent
Fanapt® net product sales	$67,648	$68,274	$(626)	(1)%
HETLIOZ® net product sales	56,631	79,095	(22,464)	(28)%
PONVORY® net product sales	21,308	—	21,308	N/A
Total net product sales	$145,587	$147,369	$(1,782)	(1)%
Fanapt® net product sales decreased by $0.6 million, or 1%, to $67.6 million for the nine months ended September 30, 2024 compared to $68.3 million for the nine months ended September 30, 2023. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions. We initiated the commercial launch of Fanapt® for bipolar I disorder in adults in the third quarter of 2024.
HETLIOZ® net product sales decreased by $22.5 million, or 28%, to $56.6 million for the nine months ended September 30, 2024 compared to $79.1 million for the nine months ended September 30, 2023. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions. Our HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated at March 31, 2024, June 30, 2024 and September 30, 2024. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of reduction of the elevated inventory levels at specialty pharmacy customers or may be variable depending on when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to continued generic competition in the U.S. We constrained HETLIOZ® net product sales for the nine months ended September 30, 2024 and 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the nine months ended September 30, 2024 related to changes in estimates on revenue constrained during 2023 was $1.4 million. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
In December 2023, we completed the acquisition of the U.S. and Canadian rights to PONVORY® from Janssen. PONVORY® net product sales were $21.3 million for the nine months ended September 30, 2024. We initiated the commercial launch of PONVORY® in relapsing forms of MS in the third quarter of 2024.
Cost of goods sold. Cost of goods sold decreased by $2.6 million, or 23%, to $8.7 million for the nine months ended September 30, 2024 compared to $11.3 million for the nine months ended September 30, 2023. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and ended in April 2024. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance included $2.1 million and $3.0 million of Fanapt® product and $7.3 million and $7.2 million of HETLIOZ® product as of September 30, 2024 and December 31, 2023, respectively.
Research and development expenses. Research and development expenses increased by $2.1 million, or 4%, to $54.6 million for the nine months ended September 30, 2024 compared to $52.5 million for the nine months ended September 30, 2023. The increase in research and development expenses was associated an increase in expenses associated with our PONVORY® and CFTR development programs, partially offset by a decrease in expenses associated with our Fanapt®, tradipitant and other development programs, which include expenses incurred on product discovery such as ASO.
The following table summarizes the costs of our product development initiatives for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Direct project costs (1)
Fanapt®	$5,848	$7,934
Milsaperidone	4,390	2,695
HETLIOZ®	7,271	7,078
PONVORY®	4,052	—
Tradipitant	18,609	21,269
VTR-297	1,985	1,203
CFTR	4,927	1,066
VQW-765	564	805
Other	1,154	4,446
Total direct project costs	48,800	46,496
Indirect project costs (1)
Stock-based compensation	2,241	2,538
Other indirect overhead	3,550	3,450
Total indirect project costs	5,791	5,988
Total research and development expense	$54,591	$52,484

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $17.9 million, or 20%, to $107.1 million for the nine months ended September 30, 2024 compared to $89.3 million for the nine months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on commercial activities related to our commercial launches of Fanapt® in bipolar disorder and PONVORY® in relapsing forms of MS, as well as legal and other corporate activities. During the first nine months of 2024, we commenced a host of commercial activities as part of our commercial launches of Fanapt® in bipolar disorder and PONVORY® in multiple sclerosis, including an expansion of our sales force and the development of prescriber awareness and comprehensive marketing programs. Selling, general and administrative expenses may increase in future periods as a result of the ongoing commercial launches of Fanapt® in bipolar disorder and PONVORY® in relapsing forms of MS, which were initiated in the third quarter of 2024.
Intangible asset amortization. Intangible asset amortization was $5.5 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense increased in 2024 due to amortization on the intangible asset from the rights to PONVORY® in the U.S. and Canada which were acquired in December 2023.
Other income. Other income was $14.0 million for the nine months ended September 30, 2024 compared to $14.9 million for the nine months ended September 30, 2023. Other income primarily consists of investment income on our marketable securities.
Provision for income taxes. We recorded an income tax benefit of $2.4 million and provision for income taxes of $3.1 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax expense (benefit) for the nine months ended September 30, 2024 and 2023 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $1.0 million and $2.1 million, respectively.
Liquidity and Capital Resources

As of September 30, 2024, our total cash and cash equivalents and marketable securities were $376.3 million compared to $388.3 million at December 31, 2023. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of September 30, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$100,497	$135,821
Marketable securities:
U.S. Treasury and government agencies	173,246	185,115
Corporate debt	102,518	67,328
Total marketable securities	275,764	252,443
Total cash, cash equivalents and marketable securities	$376,261	$388,264
As of September 30, 2024, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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
We also have long-term contractual obligations related to our operating leases and license agreements. Other than the lease agreement discussed in Note 9, Commitments and Contingencies, to the condensed consolidated financial statements in Part I of this Quarterly Report, there have been no material changes to our long-term contractual obligations as disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report. For further information regarding our license agreements, see Note 9, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I of this Quarterly Report.
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

Cash Flow
The following table summarizes our net cash flows from operating and investing activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	Net Change
Net cash provided by (used in):
Operating activities:
Net income (loss)	$(13,988)	$4,909	$(18,897)
Non-cash charges	7,324	15,191	(7,867)
Net change in operating assets and liabilities	(7,276)	(3,567)	(3,709)
Operating activities	(13,940)	16,533	(30,473)
Investing activities:
Asset acquisition	(4,229)	—	(4,229)
Purchases of property and equipment	(276)	(130)	(146)
Net purchases, sales and maturities of marketable securities	(16,918)	31,857	(48,775)
Investing activities	(21,423)	31,727	(53,150)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39	(103)	142
Net change in cash, cash equivalents and restricted cash	$(35,324)	$48,157	$(83,481)
Operating Activities: Cash flows used in operating activities during the nine months ended September 30, 2024 were $13.9 million, a decrease of $30.5 million compared to $16.5 million during the nine months ended September 30, 2023. The decrease reflects a decrease of $18.9 million in net income, non-cash charges, including the change in deferred income taxes, as well as the net change in operating assets and liabilities. The decrease in net change in operating assets and liabilities is primarily due to timing of payments for expenses and receipt of cash for accounts receivable.
Investing Activities: Cash flows used in investing activities during the nine months ended September 30, 2024 were $21.4 million, an increase of $53.2 million compared to $31.7 million during the nine months ended September 30, 2023. The change in investing activities primarily reflects the timing of net reinvestment of available cash and cash equivalents in our portfolio of marketable securities. Additionally, the $4.2 million asset acquisition cash flow during the nine months ended September 30, 2024 relates to the payment of the remaining consideration for the PONVORY® acquisition that was accrued as of December 31, 2023.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2024, the end of the period covered by this quarterly report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Moreover, in April 2024, our board of directors adopted a rights agreement which provided each stockholder of record as of the close of business on April 29, 2024 a right for each outstanding share of common stock of the Company held by such stockholder (each, a Right), which entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at an exercise price of $25.00, subject to adjustment. The complete terms of the Rights are set forth in the Rights Agreement, dated as of April 17, 2024, between the Company and Equiniti Trust Company, LLC, as rights agent (Rights Agent), as amended by that certain Amendment No. 1 to the Rights Agreement, by and between the Company and the Rights Agent, and that certain Amendment No. 2 to the Rights Agreement, by and between the Company and the Rights Agent (as amended, the Rights Agreement). The Rights Agreement has a one-year term, expiring on April 16, 2025, and could have the effect of discouraging, delaying or preventing a change in management or control over us. While there is no plan to do so at this time, our board of directors may choose to adopt a new rights plan in the future.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3	Defaults Upon Senior Securities
None.

ITEM 4	Mine Safety Disclosures
Not applicable.

ITEM 5	Other Information
During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. Furthermore, during the fiscal quarter ended September 30, 2024, we did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6	Exhibits

Exhibit Number	Description

3.1
Form of Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.8 to Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-130759) on March 17, 2006 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the registrant, as amended and restated on October 2, 2024 (filed as Exhibit 3.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on October 3, 2024 and incorporated herein by reference).

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

4.3
Amendment No. 2 to the Rights Agreement, dated as of August 7, 2024, by and between Vanda Pharmaceuticals Inc. and Equiniti Trust Company, LLC as rights agent (filed as Exhibit 4.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on August 7, 2024 and incorporated herein by reference).

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

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

November 7, 2024	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

November 7, 2024	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)