Form 10-K
period 2024-12-31
Vanda Pharmaceuticals Inc.
filed 2025-02-14
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
As of June 30, 2024, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $319.5 million based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Global Market, on such date. Shares of Common Stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 7, 2025 was 58,316,044.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2025 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

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
•our ability to obtain approval from the FDA for BysantiTM (milsaperidone) for bipolar I disorder, schizophrenia and major depressive disorder (MDD);
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
•our ability to commercialize PONVORY® (ponesimod) tablets for the treatment of adults with relapsing forms of multiple sclerosis, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease in the U.S. and Canada;
•our ability to obtain approval from the FDA for PONVORY® beyond the currently approved indications;
•our ability to obtain approval from the FDA for tradipitant for the treatment of gastroparesis and motion sickness;
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
Our business is subject to the following principal risks and uncertainties:
Risks Related to our Business and Industry
•We are dependent on the commercial success of Fanapt®, HETLIOZ® and PONVORY®.
•We face generic competition for HETLIOZ®.
•Future performance of Fanapt®, HETLIOZ® and PONVORY® may be impacted by a number of factors including competing products or unanticipated safety issues.
•We are subject to uncertainty relating to pricing and reimbursement policies in the U.S.
•We have encountered third-party payors that refuse to cover or reimburse prescriptions written for HETLIOZ®.
•The FDA may not approve our New Drug Application (NDA) filing for the use of tradipitant for patients with gastroparesis or the FDA may determine that our clinical trial results for tradipitant for the treatment of gastroparesis do not demonstrate adequate safety and substantial evidence of efficacy.
•The FDA may not accept our NDA filing for the use of tradipitant for patients with motion sickness or the FDA may determine that our clinical trial results for tradipitant for the treatment of motion sickness do not demonstrate adequate safety and substantial evidence of efficacy.
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
•Our ability to successfully launch PONVORY® in the U.S. and Canada is uncertain.
•We rely on, and will continue to rely on, outsourcing arrangements for many of our activities, including preclinical and clinical development and supply of Fanapt®, HETLIOZ®, HETLIOZ LQ®, PONVORY® and our other products.
•We may experience disruptions to our Fanapt®, HETLIOZ®, HETLIOZ LQ® or PONVORY® supply chains.
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
•Our revenues from Fanapt® and PONVORY® are substantially dependent on sales through a limited number of customers.
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
•Our contract research organizations (CROs), third-party vendors and investigators may not successfully carry out their duties or we may lose our relationships with CROs, third-party vendors and investigators.
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
Risks Related to Intellectual Property and Other Legal Matters
•Our rights to develop and commercialize our products are subject, in part, to the terms and conditions of licenses or sublicenses granted to us by other pharmaceutical companies.
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
•Generic company competitors have received FDA approval of generic versions of HETLIOZ® in the U.S.
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
Our commercial portfolio is currently comprised of three products: Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS) and PONVORY® for the treatment of relapsing forms of multiple sclerosis (RMS) including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, we have a number of drugs and/or additional indications for current products in development, including:
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia;
•BysantiTM (milsaperidone), the active metabolite of Fanapt® (iloperidone), for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia and major depressive disorder (MDD);
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, pediatric insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•PONVORY® (ponesimod) for the treatment of psoriasis and ulcerative colitis;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness and atopic dermatitis;
•Imsidolimab, an IL-36R antagonist, for the treatment of generalized pustular psoriasis (GPP);
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
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, for the treatment of social/performance anxiety and psychiatric disorders; and
•Antisense oligonucleotide (ASO) molecules, including VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene and VGT-1849A for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy.
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
•Maximize the commercial success of Fanapt®, HETLIOZ®, and PONVORY®;
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
Commercialized Products
Our commercial product portfolio consists of:

Product	Indication	2024 Net Sales (in millions)	Geography
	Schizophrenia (tablets) Manic or mixed episodes associated with bipolar I disorder (tablets)	$94.3	United States Israel (schizophrenia only)

	Non-24 (capsules) Nighttime sleep disturbances in SMS (capsules and HETLIOZ LQ® oral suspension)	$76.7	United States Europe (Non-24 in blind patients only)

	Relapsing forms of multiple sclerosis (tablets)	$27.8	United States Canada

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

Fanapt® for bipolar I disorder (tablets)
In April 2024, the FDA approved Fanapt® tablets for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults. We initiated the commercial launch of Fanapt® for the acute treatment of bipolar I disorder in adults in the third quarter of 2024.
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
While there are no EC approved treatments for Non-24 other than HETLIOZ®, and the FDA has approved generics for the treatment of Non-24, there are a number of drugs approved and prescribed for patients with sleep disorders. The most commonly prescribed drugs are hypnotics. See Competition below for a discussion of commonly prescribed drugs for patients with sleep disorders.

HETLIOZ® for SMS (capsules and oral suspension)
In December 2020, HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) were approved in the U.S. for the treatment of nighttime sleep disturbances in SMS in adults 16 years and older and children 3 years to 15 years old, respectively. HETLIOZ® capsules, for adults with SMS, were immediately available after approval and the HETLIOZ LQ® liquid formulation, for children with SMS, became available in the first quarter of 2021. SMS is a developmental disorder that is caused by a small deletion of human chromosome 17p. In more rare cases, SMS is caused by a point mutation in the RAI1 gene, which resides in the deleted region. HETLIOZ® is the first FDA-approved medication for patients with SMS.
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
PONVORY® for relapsing multiple sclerosis (tablets)
PONVORY® is a product approved for the treatment of relapsing forms of MS (RMS), including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease, in adults. In December 2023, we purchased the right to market and sell PONVORY® in the U.S. and Canadian markets from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company. In March 2021, the FDA granted U.S. marketing approval of PONVORY® for the treatment of RMS in adults. Health Canada approved PONVORY® for the treatment of RMS in April 2021. MS is a chronic autoimmune inflammatory disease of the central nervous system (CNS) in which immune cells attack myelin (the protective casing that insulates nerve cells), damaging or destroying it and causing inflammation. This affects how the CNS processes information and communicates with the rest of the body, causing the neurologic signs and symptoms of MS. Symptoms vary by person, but common symptoms include fatigue, balance and walking problems, numbness or tingling, dizziness and vertigo, vision problems, bladder and bowel problems and weakness.
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

Our product pipeline currently consists of the following products in clinical development or under regulatory review:

Product	Indication	Preclinical	Phase I	Phase II	Phase III	Regulatory
Fanapt® (iloperidone) tablets	Long Acting Injectable (LAI)				●	
Bysanti™ (milsaperidone)	Bipolar I Disorder				●	
	Schizophrenia				●	
	Major Depressive Disorder				●	
Hetlioz® (tasimelteon) capsules 20mg	Jet Lag Disorder					●
	Insomnia					●
	Pediatric Insomnia				●	
	Delayed Sleep Phase Disorder				●	
	Pediatric Non-24				●	
Ponvory (ponesimod)	Psoriasis				●	
	Ulcerative Colitis				●	
Tradipitant	Gastroparesis					●
	Motion Sickness					●
	Atopic Dermatitis				●	
Imsidolimab	Generalized Pustular Psoriasis				●	
VTR-297	Hematologic Malignancies			●		
CFTR	VSJ-110 (Activator)			●		
	VPO-227 (Inhibitor)		●			
VQW-765	Social/Performance Anxiety			●

Fanapt® for schizophrenia (LAI)
In October 2018, we enrolled our first patient in a pharmacokinetic study of the LAI formulation of Fanapt®. This pharmacokinetic study is ongoing and will serve to inform the dosing for a later clinical study of Fanapt® LAI for the treatment of schizophrenia. We initiated a Phase III program for the LAI formulation of Fanapt® in the fourth quarter of 2024.
BysantiTM (Milsaperidone)
In 2021, we initiated a bioequivalence study of Fanapt® and milsaperidone, the active metabolite of iloperidone. We believe that milsaperidone represents a potential improvement over the clinical profile of Fanapt® and has the potential to create sustained, long-term value in the treatment of psychiatric disorders, including bipolar I disorder and schizophrenia, the indications already approved for Fanapt®, as well as new indications such as MDD. We initiated a Phase III clinical study for milsaperidone for MDD in the fourth quarter of 2024.

HETLIOZ® for jet lag disorder
In March and May 2018, respectively, we announced the results of our JET8 and JET studies for the treatment of jet lag disorder. In the JET8 clinical study, HETLIOZ® demonstrated significant and clinically meaningful benefits in nighttime and daytime symptoms of jet lag disorder, including improvement in sleep time and benefits in measurements of next day alertness. The JET study showed effectiveness in treating travelers who traveled either five or eight time zones from Washington, D.C. to London and San Francisco or Los Angeles to London, respectively. The results support the previously reported pivotal JET5 and JET8 Phase III clinical studies, which demonstrated improvements in patients who experienced circadian advances of five and eight hours, respectively. Additionally, in September 2018, we announced results from a driving study, which demonstrated that tasimelteon did not impair measures of driving performance.
The FDA accepted the filing of our sNDA for HETLIOZ® for the treatment of jet lag disorder in December 2018. The FDA determined the target action date under the Prescription Drug User Fee Act Amendments of 2017 to be August 16, 2019 and, on that date, we received a complete response letter (CRL) from the FDA. The FDA asserted in the CRL that the measures demonstrating improved sleep were of unclear clinical significance. We met with the FDA to discuss the CRL in a Post Action meeting and in 2022 we requested the opportunity for a hearing with the FDA on the approvability of the jet lag disorder sNDA. We filed a lawsuit against the FDA in September 2022 demanding that the FDA immediately publish in the Federal Register a notice of opportunity for a hearing on the jet lag disorder sNDA. The FDA then published the notice in the Federal Register in October 2022. We have asked the U.S. District Court for the District of Columbia (DC District Court) to, among other things, compel the FDA to comply with its obligations and declare that the FDA’s lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted our motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve our application or commence a hearing on or before March 5, 2024. In March 2024, we and the FDA filed a consent motion for entry of final judgment in our favor on our Administrative Procedure Act claim for the FDA’s unreasonable delay in resolving the hearing request, following which the FDA refused to hold a hearing or approve our sNDA for HETLIOZ® in the treatment of jet lag disorder. We subsequently filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit (DC Circuit). In January 2025, the DC Circuit held an oral argument on the petition. Our petition remains pending.
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
HETLIOZ® for insomnia
HETLIOZ® is effective in improving sleep onset difficulty in people with primary insomnia with the effect observed as early as the first night of treatment. A Phase III, multi-center, placebo-controlled, 4-week trial evaluated patients with chronic primary insomnia. Two studies of transient insomnia induced by phase advance of the sleep-wake cycle were also conducted with five-hour and eight-hour phase advance, which showed a significant effect the first night in improving sleep parameters. In July 2023, the FDA accepted our sNDA for HETLIOZ® in insomnia for filing and set a target action date of March 4, 2024 under the Prescription Drug User Fee Act (PDUFA) for its decision. On March 4, 2024, we received a CRL from the FDA. In June 2024, we received a Notice of Opportunity for a Hearing, and we accepted the opportunity for a hearing in July 2024. In August 2024, we filed for summary judgment requesting approval or a hearing on approvability of tasimelteon to treat insomnia associated with difficulties with sleep initiation. In October 2024, we received a Proposed Order denying a hearing on approvability for the insomnia sNDA and we submitted a response to the Proposed Order in December 2024.
HETLIOZ® for DSPD
A Phase III clinical study of HETLIOZ® in DSPD is ongoing. DSPD is a circadian rhythm disorder in which a person’s sleep is delayed beyond the socially acceptable or conventional bedtime. This delay in falling asleep causes difficulty in waking up at the desired time and affects social and occupational functioning. DSPD is likely the most prevalent circadian-rhythm sleep disorder, affecting approximately 1% of the population, and there is no FDA approved treatment at this time.

PONVORY®
The mechanism of action of PONVORY® makes it also a potential therapeutic candidate for the treatment of a diverse group of inflammatory/autoimmune disorders including but not limited to ulcerative colitis, psoriasis, Crohn’s disease, atopic dermatitis, eosinophilic esophagitis and alopecia areata. In a randomized placebo controlled clinical study, PONVORY® has been shown to reduce the symptoms and signs of psoriasis. Investigational New Drug (IND) applications for PONVORY® in the treatments of psoriasis and ulcerative colitis were accepted by the FDA in the fourth quarter of 2024.
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
We believe that tradipitant has a well-established safety profile, as demonstrated by the results of extensive testing in animals and humans. Despite these results, however, the FDA informed us in December 2018 that in order to treat patients beyond 12 weeks, we would have to conduct a nine-month non-rodent chronic toxicity study. This currently limits our ability to collect safety data in humans for more than 12 weeks. The non-rodent study required by the FDA necessitates the sacrifice of dozens of animals and we have disputed the necessity of a nine-month non-rodent chronic toxicity study. In February 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) challenging the FDA’s position, but we ultimately did not prevail. Despite our disagreement with the FDA, the preclinical package has allowed us to continue to conduct all of the efficacy studies necessary for New Drug Application (NDA) filing. Moreover, in July 2020, the FDA authorized tradipitant through an expanded access program (EAP) for a single patient. An EAP allows a patient to request the use of tradipitant, prior to NDA approval, for up to six months with an option to request renewal. Since then, certain patients who experienced a benefit in tradipitant studies have requested and received expanded access, while others have been denied treatment under the EAP. The EAP is ongoing and a number of patients have initiated treatment. Although this EAP is not intended for data collection, we collect safety data from this cohort of expanded access patients and included this data in the NDA that we submitted for tradipitant for patients with gastroparesis. In December 2023, the FDA accepted our NDA for tradipitant in gastroparesis for filing and set a PDUFA target action date of September 18, 2024. On September 18, 2024, we received a CRL from the FDA. In January 2025, we received a Notice of Opportunity for a Hearing, and we have accepted the opportunity for a hearing. Tradipitant is the first novel drug to be accepted for review by the FDA for gastroparesis in over 30 years and, if approved, will be the first novel drug to be approved by the FDA for the treatment of gastroparesis in over 40 years. The lack of long-term (i.e., more than 12 weeks in humans) safety data would likely impact the FDA’s willingness to approve tradipitant for a chronic indication. However, because long-term safety data is not normally a requirement for short-term indications, and with a preclinical profile that has not precluded clinical development, we believe the package was complete for any NDA filing to treat patients for 12 weeks or less. For example, the FDA has communicated to us that it is considering an indication for the short-term relief of nausea in gastroparesis. While this short-term indication is not preferred, we would consider accepting this limited indication while continuing to pursue a chronic indication. However, the FDA may not deem the safety information sufficient even for a short-term indication. Moreover, FDA authorization of an EAP is not a guarantee of or a step towards obtaining full FDA approval of an NDA.
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
Tradipitant for motion sickness
In July 2019, we reported tradipitant was effective in treating motion sickness in a randomized double blind placebo controlled Phase II clinical study conducted in the Pacific Ocean. The study had two primary endpoints: percentage of participants vomiting, and Motion Sickness Severity Scale (MSSS) Worst score. In the overall population, a significantly higher percentage of participants experienced vomiting in the placebo arm as compared to the tradipitant arm. The MSSS Worst score endpoint also favored tradipitant, but the difference did not reach statistical significance. The protocol for a pivotal Phase III motion sickness study was discussed with the FDA at the end of Phase II meeting, and the FDA agreed with the adequacy of the program design to support an NDA. In May 2023, we announced positive results from the first Phase III clinical study of tradipitant in motion sickness, confirming the previously reported results demonstrating that tradipitant is effective in the prevention of vomiting associated with motion sickness. In May 2024, we announced positive results from the second Phase III study of tradipitant in motion sickness, confirming the previously reported results of two efficacy studies demonstrating that tradipitant is effective in the prevention of vomiting associated with motion sickness. In addition, we submitted an NDA for tradipitant in the prevention of vomiting associated with motion sickness in the fourth quarter of 2024.
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
In June 2018, we initiated EPIONE, a Phase III clinical study of tradipitant for pruritus in atopic dermatitis. In October 2019, we began enrolling patients in EPIONE 2, a second Phase III clinical study of tradipitant in atopic dermatitis. We announced results of EPIONE in February 2020. The EPIONE study did not meet its primary endpoint in reduction of pruritus across the overall study population. However, the antipruritic effect of tradipitant was robust in the mild atopic dermatitis population. The EPIONE study continued to demonstrate that tradipitant is safe and well-tolerated. The EPIONE 2 study was placed on hold in 2020.
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
Imsidolimab for GPP
Imsidolimab has successfully completed two global Phase III clinical studies for the treatment of GPP. In January 2025, we entered into an exclusive global license agreement with AnaptysBio, Inc. (Anaptys) under which we acquired the worldwide rights to develop, manufacture, and commercialize imsidolimab, an IL-36R antagonist.

GPP is a rare, chronic, systemic autoinflammatory disease that is potentially life-threatening, if left untreated. During a GPP flare, individuals experience the sudden eruption of painful pustules. These pustules appear over large areas of the skin, accompanied by redness, severe itchiness, and dry, cracked, or scaly skin. People with GPP may also experience more general symptoms such as fever, headache, extreme tiredness, or a burning sensation on the skin.
VTR-297
In the fourth quarter of 2018, we initiated a clinical study in patients with hematologic malignancies. Enrollment in the Phase I/II clinical study (1101) of VTR-297 in hematologic malignancies is ongoing. VTR-297 is a small molecule HDAC inhibitor with potential use as a treatment for several oncology indications.
In January 2024, the FDA approved our Investigational New Drug (IND) application to evaluate VTR-297 for the treatment of onychomycosis, a fungal infection of the nail. The Phase I clinical study for VTR-297 for the treatment of onychomycosis was initiated in April 2024. The study is fully enrolled.
Portfolio of CFTR activators and inhibitors
A clinical program in VSJ-110 is ongoing. We are evaluating VSJ-110 for the treatment of allergic conjunctivitis. VSJ-110 is a small molecule nanomolar potency CFTR activator. VSJ-110 has shown efficacy in a dry eye model and exhibited anti-inflammatory properties in both in vitro and in vivo assays. An ongoing proof of concept study for VSJ-110 indicates an effect in improving the signs (fluorescein corneal staining) of dry eye disease.
In addition, an early stage CFTR inhibitor program is planned for VPO-227 for the treatment of secretory diarrhea disorders, including cholera. We believe that VPO-227 has the potential to be an orally administered treatment for cholera. In October 2022, VPO-227 was granted orphan drug designation by the FDA for the treatment of cholera. We have also received approval to proceed in a Phase I study of VPO-227 for the treatment of cholera in Bangladesh, a country where the treatment of cholera remains a significant and unmet need.
VQW-765
We are evaluating VQW-765 for the treatment of psychiatric disorders. In December 2022, we announced results from our Phase II clinical study, VP-VQW-765-2201 (Study 2201), of a single-dose treatment to alleviate acute performance anxiety in social situations. In the clinical study, 230 volunteers with prior history of performance anxiety were randomized to receive a single dose of VQW-765 or placebo and were challenged with the standardized Trier Social Stress Test (TSST). The TSST creates an acute stress by requiring participants to make an interview-style presentation in front of a panel who provides no feedback or encouragement. Participants who received VQW-765 showed numerically lower stress levels compared to those who received placebo. A significant relationship was also seen between exposure to VQW-765 (amount of drug measured in blood) and the clinical response.
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

ASOs may have broad applicability in addressing a number of disorders, from nervous system treatments to systemic treatments. In June 2023, VCA-894A, an ASO molecule, was granted orphan designation by the FDA for the treatment of a patient with CMT2S, caused by cryptic splice site variants within IGHMBP2. In January 2024, we announced that the FDA had approved the Investigational New Drug (IND) application to evaluate VCA-894A for the treatment of a patient with CMT2S. CMT2S is a rare subtype of Charcot-Marie-Tooth disease (CMT), an inherited peripheral neuropathy for which there is no available treatment. The estimated prevalence of CMT is 1 in 2,500 individuals, with varying clinical features dependent on the various genetic variants of CMT. The prevalence of CMT2S is estimated to be less than 1 in 1,000,000 worldwide. In addition, in December 2024, the FDA granted orphan drug designation for VGT-1849A, an ASO-based JAK2 inhibitor for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy that is estimated to affect 1 in 2,000 Americans.
    For more detailed information regarding our clinical trial results and regulatory activities for our products, please refer to our SEC filings and press releases, which can be found on the SEC EDGAR website and on our website www.vandapharma.com. Information contained on those websites is not incorporated by reference into this Annual Report or any other report or document that we file with the SEC.
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
Tradipitant (VLY-686)
In April 2012, we entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which we acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. We have paid Lilly $5.0 million in upfront fees and development milestones, including a $2.0 million development milestone paid in December 2023 for the filing of the first marketing authorization for tradipitant in the U.S. or the E.U. As of December 31, 2024, remaining milestones include $10.0 million and $5.0 million milestones for the first approval of a marketing authorization for tradipitant in the U.S. and the E.U., respectively, and up to $80.0 million for sales milestones. We are obligated to use commercially reasonable efforts to develop and commercialize tradipitant.
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
Imsidolimab
In January 2025, we entered into an exclusive global license agreement with Anaptys under which we acquired the worldwide rights to develop, manufacture, and commercialize imsidolimab, an IL-36R antagonist. The agreement grants us exclusive rights to imsidolimab, which has successfully completed two global Phase III clinical studies for the treatment of GPP. Under the terms of the agreement, we made an upfront payment of $10 million to Anaptys and an additional $5 million for existing drug supply. Anaptys is eligible to receive up to $35 million in future regulatory approval and sales milestones. Additionally, we are obligated to pay Anaptys a 10% royalty on global net sales of imsidolimab. We are obligated to use commercially reasonable efforts to develop and commercialize imsidolimab.
Either party may terminate the agreement under certain circumstances, including a material breach by the other party. In the event that we terminate the agreement, or if Anaptys terminates the agreement due to our breach, all rights licensed and developed by us under the agreement will revert or otherwise be licensed back to Anaptys on an exclusive basis.
Portfolio of CFTR activators and inhibitors
In March 2017, we entered into a license agreement with the University of California San Francisco (UCSF), under which we acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, we will develop and commercialize the CFTR activators and inhibitors and are responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as single-digit tiered-royalties on net sales. We have paid UCSF $1.6 million in upfront fees and development milestones. As of December 31, 2024, remaining milestones include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million in development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
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
PONVORY®, tradipitant and VQW-765 are covered by NCE and other patents and patent applications related to their respective medicinal uses. In addition, NCE patent protection has been sought for VTR-297 and CFTR activators and inhibitors. Patent applications for these active ingredients remain pending. Although the NCE patents protecting Fanapt® and HETLIOZ® have expired, Fanapt® remains protected by additional patents and HETLIOZ® and HETLIOZ LQ® remain protected by additional patents, some of which we have asserted against current generic competitors. For more on the license and sublicense arrangements related to these active ingredients, see License Agreements above. For more on patent litigation, see Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” in Part I, Item 1A of this Annual Report, each of which is incorporated herein by reference. In addition, we have filed for patents based on our own discoveries that seek to provide additional protection for Fanapt® and HETLIOZ® and HETLIOZ LQ®.
A comprehensive list of active patents for our U.S. commercial products is available in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) and is also provided in the table below. Members of these patent families are also issued or pending in a number of territories, such as Europe and Japan. The patents in the table below that are marked with “*” are the subject of ongoing patent litigation. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” in Part I, Item 1A of this Annual Report, each of which is incorporated herein by reference, for additional information.

Product	Number	Type
Fanapt®	US 8,586,610*	Method of treatment
	US 8,652,776	Method of treatment
	US 8,999,638	Method of treatment
	US 9,072,742	Method of treatment
	US 9,074,254	Method of treatment
	US 9,074,255	Method of treatment
	US 9,074,256	Method of treatment
	US 9,138,432*	Method of treatment
	US 9,157,121	Method of treatment
HETLIOZ®	US 9,060,995	Method of treatment
	US 9,539,234	Method of treatment
	US 9,549,913	Method of treatment
	US 9,730,910*	Method of treatment
	US 9,855,241	Method of treatment
	US RE46,604*	Method of treatment
	US 10,071,977	Drug substance
	US 10,149,829*	Method of treatment
	US 10,179,119	Method of treatment
	US 10,376,487*	Method of treatment
	US 10,449,176	Method of treatment
	US 10,610,510	Method of treatment
	US 10,610,511	Method of treatment
	US 10,829,465	Drug substance

Product	Number	Type
	US 10,945,988	Method of treatment
	US 10,980,770	Method of treatment
	US 11,141,400	Method of treatment
	US 11,266,622	Method of treatment
	US 11,285,129*	Method of treatment
	US 11,566,011	Drug substance
	US 11,633,377	Method of treatment
	US 11,759,446	Method of treatment
	US 11,760,740	Drug substance
	US 11,786,502	Method of treatment
	US 11,826,339	Method of treatment
	US 11,833,130	Method of treatment
	US 11,850,229	Method of treatment
	US 11,918,556*	Method of treatment
	US 11,918,557	Method of treatment
	US 12,049,457	Drug substance
HETLIOZ LQ®	US 9,539,234	Method of treatment
	US 9,730,910*	Method of treatment
	US 10,071,977	Drug substance
	US 10,149,829*	Method of treatment
	US 10,179,119*	Method of treatment
	US 10,376,487*	Method of treatment
	US 10,610,510*	Method of treatment
	US 10,610,511	Method of treatment
	US 10,829,465	Drug substance
	US 10,980,770*	Method of treatment
	US 11,141,400	Method of treatment
	US 11,202,770	Drug formulation
	US 11,266,622*	Method of treatment
	US 11,285,129*	Method of treatment
	US 11,566,011	Drug substance
	US 11,633,377	Method of treatment
	US 11,759,446*	Method of treatment
	US 11,760,740	Drug substance
	US 11,786,502	Method of treatment
	US 11,826,339	Method of treatment
	US 11,833,130	Method of treatment
	US 11,850,229*	Method of treatment
	US 11,918,556	Method of treatment
	US 11,918,557	Method of treatment
	US 12,049,457	Drug substance
PONVORY®	US 8,273,779	Method of treatment
	US 9,062,014	Drug substance
	US 10,220,023	Method of treatment

Product	Number	Type
	US RE43,728	New chemical entity
	US 11,951,097	Method of treatment
Fanapt®
The NCE patent for Fanapt®, which expired in 2016 in the U.S. and in 2010 in other countries, was owned by Sanofi. Other patents and patent applications relating to Fanapt® are owned by us.
Fanapt® metabolites, formulations, genetic markers and uses are the subject of numerous patent filings in which protection has been sought in the U.S., Europe, and other markets. In November 2013, a U.S. patent (U.S. 8,586,610) directed to a method of treating patients with Fanapt® based on genotype was issued to us by the U.S. Patent and Trademark Office (USPTO). This patent, which was listed in the Orange Book in January 2015, is set to expire in 2027, and potentially further extends the U.S. marketing exclusivity for Fanapt®. Additional method of treatment patents have been issued in the U.S. and listed in the Orange Book, with the latest expiration date in December 2031.
We have also filed and plan on filing additional patent applications covering the use of iloperidone (Fanapt® active ingredient) LAI formulations. Patents for the microsphere LAI formulation of Fanapt® expired in 2022 in some markets in Europe and expired in 2024 in the U.S. Patents for the aqueous microcrystals LAI formulation of Fanapt® expired in 2023 in the U.S. and in some markets in Europe. We have pending patent applications covering the use of iloperidone and plan on filing additional applications based on discoveries made throughout the development plan of this molecule.
We filed several Hatch-Waxman lawsuits in the Delaware District Court against a number of generic company competitors asserting infringement of two of our Fanapt® patents. The litigation has been resolved with respect to all but one of these competitors. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” in Part I, Item 1A of this Annual Report, each of which is incorporated herein by reference, for additional information.
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
HETLIOZ® and HETLOZ LQ®
Our rights to the NCE patent covering HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) and related intellectual property have been acquired through a license with BMS. HETLIOZ® and its formulations, genetic markers and uses are the subject of numerous patent filings for which protection has been sought in selected countries worldwide. The NCE patent covering HETLIOZ® expired in December 2022 in the U.S., which is inclusive of a five-year extension granted under the Hatch-Waxman Act in October 2018. Corresponding NCE patent protection has expired in most other markets. The USPTO has also issued 25 method of treatment patents for HETLIOZ® that will expire between 2033 and 2041 and five drug substance patents that will expire in 2035. Additionally, the USPTO has issued a drug formulation patent for HETLIOZ LQ® that will expire in 2040. We also have other pending patent applications covering methods of treatment and compositions of tasimelteon (HETLIOZ® active ingredient) oral suspensions.
We filed several Hatch-Waxman lawsuits in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex), MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (MSN) asserting infringement of patents covering HETLIOZ® 20 mg capsules. In January 2022, we entered into a license agreement with MSN and Impax Laboratories LLC resolving the lawsuits against MSN. The consolidated lawsuits against Teva and Apotex were tried in March 2022. In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe U.S. Patent No. RE46,604, and that the asserted claims of U.S. Patent Nos. RE46,604; 9,730,910; 10,149,829; and 10,376,487 were invalid. We appealed the decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Federal Circuit’s decision. In April 2024, the U.S. Supreme Court denied our petition. We have also filed Hatch-Waxman lawsuits in U.S. District Court for the District of New Jersey against each of Teva and Apotex and in the U.S. District Court for the Southern District of Florida against Apotex, in each case, asserting infringement of U.S. Patent No. 11,285,129, which is a method of administration patent that was not litigated in the prior litigation. The New Jersey cases have been transferred to the Delaware District Court, where they remain pending, and the Florida case was voluntarily dismissed. We have also filed patent infringement lawsuits against each of Teva and Apotex in the Delaware District Court, in each case, asserting infringement of U.S. Patent No. 11,918,556, another method of administration patent that was not litigated in the prior litigation. These lawsuits do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, this litigation does not relate to the HETLIOZ LQ® oral suspension formulation.
In July 2024, we filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that the U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. Our lawsuit remains pending, and a trial is scheduled to begin on June 15, 2026.
See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” in Part I, Item 1A of this Annual Report, each of which is incorporated herein by reference, for additional information.
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
PONVORY®
Janssen obtained patent protection for PONVORY® and its formulations in selected countries worldwide, including the U.S. and Canada. In December 2023, we acquired all rights that Janssen had in U.S. and Canadian patents related to PONVORY®, pending U.S. and Canada patent applications related to PONVORY®, and any further U.S. and Canadian derivative patents and patent applications arising from the foregoing patents and pending patent applications. The NCE protecting PONVORY® in the U.S. will expire in March 2026. The NCE patent covering the active ingredient in PONVORY® (Reissue Patent No. 43,728) expired in November 2024, but an application for patent term extension (PTE) pursuant to the Hatch-Waxman Act was submitted to extend this patent’s term to November 2029. The PTE application was granted on January 31, 2025. The USPTO has granted additional patents, including a further patent directed to a crystalline form of the active ingredient in PONVORY®, which will expire in May 2032 as a result of the awarded patent term adjustment. The USPTO has also issued four method of treatment patents for PONVORY®, of which one expired in November 2024, and the remaining three will expire between December 2025 and October 2042. Also, a number of patent applications covering further methods of treatment remain pending at the USPTO. Because PONVORY® was granted NCE exclusivity, no generic applications can be filed until one year prior to the expiration of that exclusivity, in March 2025.
In Canada, the Patented Medicines (Notice of Compliance) Regulations (PM(NOC) Regulations) create a regime analogous to the Hatch-Waxman Act and link the regulatory approval process for generic and biosimilar drugs to the adjudication of innovator patent rights. To be eligible for protection under the PM(NOC) Regulations, patents must first be listed on the Patent Register in connection with an innovator’s drug submission to Health Canada. A generic or biosimilar manufacturer must then provide notice to the innovator of its plans to market a drug that it compared to the innovator’s patented drug in the Health Canada approval process. Within 45 days of receiving such a notice of allegation, an innovator drug company may commence patent infringement proceedings against the generic or biosimilar manufacturer. The commencement of an action by the innovator under the PM(NOC) Regulations may stay Health Canada’s regulatory approval of the generic or biosimilar drug for a period of 24 months. It is also possible that protection through a patent (i.e., a patent claiming a medicinal ingredient, or the combination of all medicinal ingredients, or uses thereof) in Canada can be extended for up to two years by the issuance of a Certificate of Supplementary Protection (CSP). Health Canada’s Patent Register lists Canadian Patent Nos. 2740313 and 2968180 for PONVORY®, which are respectively directed to the crystalline form of ponesimod, the active ingredient in PONVORY® and methods of treatment. These listed patents will respectively expire in October 2029 and, as a result of the CSP granted for 2968180, in April 2036. The ponesimod compound patent Canadian Patent No. 2545582 expired in November 2024.
Canada also employs a data exclusivity regime for innovative drugs that provides an eight-year period of data protection from the date of market approval by Health Canada. An additional six months of data exclusivity is provided for drugs studied in clinical trials relating to use in pediatric populations. Drug submissions seeking approval based on a comparison to an innovative drug cannot be filed during the first six years of the data exclusivity period. Generic or biosimilar drug submissions remain on hold until expiry of the innovator’s data protection term, unless the innovative product is a patented drug subject to further protection under the PM(NOC) Regulations. The six-year no-file date for PONVORY® is April 28, 2027, and data protection for ponesimod ends April 28, 2029 according to the Canadian Register of Innovative Drugs, the Products for Human Use - Active Data Protection Period. Canada has no distinct drug submission process for biosimilar or orphan drug products.
Tradipitant
Lilly owns the NCE patent as well as patent applications directed to polymorphic forms of, and methods of making tradipitant. This patent protection was sought in the U.S. and in other countries worldwide. These patents and patent applications have been licensed to us. The NCE patent covering tradipitant expired in April 2023, except in the U.S., where it expired in June 2024, subject to any extension that may be received under the Hatch-Waxman Act. We have filed additional patent applications based on discoveries made during recent studies with tradipitant.
Imsidolimab
Anaptys owns patents and patent applications covering imsidolimab, an IL-36R antagonist, which have been licensed to us under an exclusive global license agreement. These patents and applications include claims directed to antibodies that inhibit the interleukin-36 receptor, methods of use and formulations. Patent protection for imsidolimab has been sought in the U.S. and other countries. In the U.S., the patent protection may be subject to extension under the Biologics Price Competition and Innovation Act (BPCIA), which provides a framework similar to the Hatch-Waxman Act for small molecules, allowing for potential exclusivity extensions for biologics. The patents protecting imsidolimab are expected to provide exclusivity into the late 2030s. We are committed to advancing the development of imsidolimab and may file additional patent applications based on discoveries made during its development. For more on the license and sublicense arrangements related to imsidolimab, see License Agreements above.
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
VQW-765
Novartis owns the NCE patent as well as patent applications directed to methods of using VQW-765, VQW-765 formulations, and combinations of VQW-765 with other active pharmaceutical ingredients. In connection with the settlement agreement with Novartis relating to Fanapt®, we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist. The NCE patent expired normally in 2023 in the U.S., Europe and other markets.
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
Marketing and Sales
Fanapt® oral tablets were approved in the U.S. for the treatment of schizophrenia in May 2009 and commercially launched in the U.S. in January 2010. Fanapt® tablets for the acute treatment of bipolar I disorder in adults were approved in April 2024 and commercially launched in the U.S. in the third quarter of 2024. We continue to explore the regulatory path and commercial opportunity for Fanapt® oral formulation in other regions.
HETLIOZ® capsules were approved in the U.S. for the treatment of Non-24 in January 2014 and HETLIOZ® capsules and oral suspension were approved for the treatment of nighttime sleep disturbances in SMS in December 2020. We commercially launched HETLIOZ® capsules in the U.S. in April 2014 and the oral suspension (HETLIOZ LQ®) in March 2021. Additionally, HETLIOZ® capsules were approved in the E.U. for the treatment of Non-24 in totally blind adults in July 2015 and, in August 2016, we commercially launched HETLIOZ® in Germany. Given the range of potential indications for HETLIOZ®, we may pursue one or more partnerships for the development and commercialization of HETLIOZ® worldwide.
PONVORY® tablets were approved in the U.S. for the treatment of RMS in adults in March 2021 and commercially launched in the U.S. by Janssen in April 2021. PONVORY® tablets were approved in Canada for the treatment of RMS in adults in April 2021 and commercially launched in Canada by Janssen in November 2021. We acquired the U.S. and Canadian rights to PONVORY® in December 2023 from Janssen and we transitioned U.S. operations of PONVORY® during 2024.
Major Customers
Our revenues are generated from product sales and are concentrated in a limited number of specialty pharmacies, specialty distributors and wholesalers. There were four major customers that each accounted for more than 10% of total revenues for 2024 and, as a group, represented 69% of total revenues for the year ended December 31, 2024.
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
We believe the competitors for Fanapt®, HETLIOZ® and PONVORY® are as follows:

•For Fanapt® in the treatment of schizophrenia, the atypical antipsychotics competitors are Risperdal® (risperidone), including the LAI formulation Risperdal Consta®, and Invega® Sustenna® (paliperidone), each by Johnson & Johnson, the LAI formulation Zyprexa® RelprevvTM (olanzapine) by Cheplapharm, Abilify® (aripiprazole) by Otsuka America Pharmaceutical Inc., Abilify Maintena® (the LAI formulation of Abilify®), Abilify Asimtufi® and Rexulti® (brexpiprazole), all by Lundbeck/Otsuka America Pharmaceutical Inc., Geodon® (ziprasidone) by Viatris, Inc., Saphris® (asenapine) and Vraylar® (cariprazine), both by AbbVie Inc., Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Aristada® (aripiprazole lauroxil) extended-release injectable suspension and Lybalvi® (olanzapine and samidorphan), both by Alkermes, plc, Caplyta® (lumapteperone) by Intra-Cellular Therapies, Inc., CobenfyTM (xanomeline/trospium chloride) by BMS, Secuado® (asenapine) by Noven Pharmaceuticals and generic clozapine and quetiapine, as well as the typical antipsychotics haloperidol, chlorpromazine, thioridazine, and sulpiride (all of which are generic). For Fanapt® in the treatment of bipolar I disorder, competitors include Lithobid® (lithium) by ANI Pharmaceuticals, Depakote® (divalproex sodium) and Vraylar® (cariprazine), both by AbbVie Inc., Lamictal® (lamotrigine by GlaxoSmithKline, Seroquel® (quetiapine fumarate) by AstraZeneca, Risperdal® (risperidone), including the LAI formulation Risperdal Consta®, by Johnson & Johnson, Abilify® (aripiprazole) by Otsuka America Pharmaceutical Inc., Abilify Maintena® (the LAI formulation of Abilify®) and Abilify Asimtufi®, both by Lundbeck/Otsuka America Pharmaceutical Inc., Latuda® (lurasidone) by Sunovion Pharmaceuticals Inc., Zyprexa® (olanzapine) and Symbyax® (olanzapine/fluoxetine), both by Lilly, Caplyta® (lumapteperone) by Intra-Cellular Therapies, Inc., Lybalvi® (olanzapine and samidorphan) by Alkermes, plc, Geodon® (ziprasidone) by Viatris, Inc. and Equetro® (carbamazepine) by Validus Pharmaceuticals LLC.
•For HETLIOZ® in the treatment of nighttime sleep disturbances in SMS, there are no FDA approved direct competitors. For HETLIOZ® in the treatment of Non-24, Teva and Apotex have launched their respective Abbreviated New Drug Application (ANDA) products at risk, and the FDA has also approved the ANDA for MSN. In addition, sedative-hypnotic treatments for certain sleep-related disorders include, Ambien® (zolpidem), including Ambien CR®, by Cosette Pharmaceuticals, Inc., Lunesta® (eszopiclone) by Woodward Pharma Services LLC, Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, Silenor® (doxepin) by Currax Pharmaceuticals LLC, Belsomra® (suvorexant) by Merck & Co., Inc., Dayvigo® (lemborexant) by Eisai Inc., generic products such as agomelatine, zaleplon, trazodone and doxepin, and over-the-counter remedies such as Benadryl® and Tylenol PM®. The class of melatonin agonist treatments includes Rozerem® (ramelteon) by Takeda Pharmaceuticals Company Limited, and the food supplement melatonin. Shift work and excessive sleepiness disorder treatments include Nuvigil® (armodafinil) and Provigil® (modafinil) both by Apotex.
•For PONVORY® in the treatment of RMS, the competitors include Avonex® (interferon beta-1a), Tysabri® (natalizumab), Tecfidera® (Dimethyl fumarate) and Plegridy® (peginterferon beta-1a), all by Biogen Inc., Vumerity® (diroximel fumerate) by Biogen Inc./Alkermes, plc, Betaseron® (interferon beta-1b) by Bayer Healthcare Pharmaceuticals Inc., Rebif® (interferon beta-1a) and Mavenclad® (cladribine), both by Merck KGaA, Extavia® (interferon beta-1b), Mayzent® (siponimod), Gilenya® (fingolimod) and Kesimpta® (ofatumumab), all by Novartis AG, Lemtrada® (alemtuzumab) and Aubagio® (teriflunomide), both by Sanofi, Ocrevus® (ocrelizumab) by Roche Holding AG/Biogen Inc., Zeposia® (ozanimod) by BMS, Briumvi® (ubiltuximab) by TG Therapeutics, Inc., Tyruko® (natalizumab) by Sandoz Group AG and Copaxone® (glatiramer acetate) by Teva.
Our ability to compete successfully will depend, in part, on our ability to utilize our pharmacogenetics and pharmacogenomics and drug development expertise to identify, develop, secure rights to and obtain regulatory approvals for promising pharmaceutical products before others are able to develop competitive products. Our ability to compete successfully will also depend on our ability to attract and retain skilled and experienced personnel. Additionally, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of cheaper, generic products, which could make our products less attractive.
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
We expect to continue to rely solely on third-party manufacturers to manufacture drug substance and final drug products for both clinical development and commercial sale. However, there are numerous factors that could cause interruptions in the supply of our products, including regulatory reviews, changes in our sources for manufacturing, disputes with a manufacturer, or financial instability of manufacturers, all of which could negatively impact our operations and our financial results.
We have agreements in place with Patheon Pharmaceuticals Inc. and Patheon Inc. (collectively, Patheon), subsidiaries of Thermo Fisher Scientific, for the manufacture of Fanapt® oral tablets and HETLIOZ® capsules.
As part of a settlement agreement in 2014, we assumed Novartis’ manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt®. In May 2016, we entered into a new manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® 1, 2, 4, 6, 8, 10 and 12 mg tablets at Patheon’s Mississauga, Ontario, Canada manufacturing site. Under the Fanapt® manufacturing agreement, we are responsible for supplying the active pharmaceutical ingredient (iloperidone) and have agreed to order from Patheon at least 70% of the total expected yearly production of new units of Fanapt® tablets for the U.S. and other specified countries each year for the term of the agreement. Patheon is responsible for manufacturing the Fanapt® 1, 2, 4, 6, 8, 10 and 12 mg tablets, conducting quality control and stability testing, and packaging the Fanapt® tablets. The Fanapt® manufacturing agreement had an initial term of five years and automatically renews after the initial term for successive terms of one year each, unless either party gives notice of its intention to terminate the agreement at least 12 months prior to the end of the then current term. Either party may terminate the Fanapt® manufacturing agreement under certain circumstances upon specified written notice to the other party.
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
In December 2024, we entered into a non-exclusive manufacturing agreement of PONVORY®. The PONVORY® manufacturing agreement has an initial term of three years and automatically renews after the initial term until the termination or expiration of any outstanding project agreements.
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
U.S. government regulation
U.S. drug development and regulation
In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA) and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and/or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our business.
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
The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including any finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected, serious harm to study subjects. In addition, clinical trials may be overseen by a Data and Safety Monitoring Board (DSMB), an independent group of qualified experts organized by the sponsor. Depending on its charter, the DSMB may determine whether a trial may move forward at designated check points based on access to certain data from the trial.
Post-approval trials may also be conducted after a drug receives initial marketing approval. These trials, often referred to as “Phase IV” trials, are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of such clinical trials as a condition of approval of an NDA.

During the development of a new drug, sponsors are given several opportunities to meet with the FDA. These meetings can provide an opportunity for the sponsor to share information about the progress of the application or clinical trials, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. These meetings may occur prior to the submission of an IND, at the end of Phase I and Phase II clinical trials, or before an NDA is ultimately submitted. Sponsors typically use the meetings at the end of the Phase II trials to discuss Phase II clinical results and present plans for the pivotal Phase III clinical trials that they believe will support approval of the new drug. Meetings at other times may be scheduled upon request.
Concurrent with clinical trials, companies typically complete additional animal or other non-clinical studies, develop additional information about the chemistry and physical characteristics of the drug, and finalize a process for manufacturing the product in commercial quantities in accordance with the FDA’s current Good Manufacturing Practices (cGMP) requirements. The manufacturing process must consistently produce quality batches of the drug and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life.
While the IND is active, progress reports summarizing the results of ongoing clinical trials and nonclinical studies performed since the last progress report must be submitted on at least an annual basis to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans and any clinically important, increased incidence of a serious adverse reaction compared to that listed in the protocol or investigator brochure.
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
The Pediatric Research Equity Act (PREA) requires IND sponsors to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The sponsor or FDA may also request a waiver of the requirement to submit pediatric assessments. A waiver may be granted for one of several reasons, including because the necessary studies are impossible or highly impracticable. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.
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
In addition, a product may be eligible for accelerated approval. Drugs intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
Marketing exclusivity
The FDA provides periods of regulatory exclusivity, which provide the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent, or not involving the sharing of electron pairs between atoms, derivatives, such as a complex (i.e., formed by the chemical interaction of two compounds), chelate (i.e., a chemical compound), or clathrate (i.e., a polymer framework that traps molecules), of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if it includes a certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid. If a product is not eligible for the NCE exclusivity, it may be eligible for three years of exclusivity. Three-year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation, route of administration or indication for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence trials, was essential to the approval of the application and was conducted or sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug’s approval. As a general matter, three-year exclusivity granted for a new drug does not prohibit the FDA from approving additional ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of an NDA where an applicant obtained a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.
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
Orange Book listing, the Hatch-Waxman Act
In seeking approval for a drug through an NDA, applicants are required to submit to the FDA each patent with at least one claim that covers the applicant’s drug substance (active ingredient), drug product (formulation or composition) or a method of using the drug which is sought or has been granted in the application. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Orange Book, which potential competitors seeking approval of ANDAs must certify against. An ANDA provides for marketing of a drug that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.
The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved drug in the Orange Book. Specifically, the applicant must certify for each listed patent that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new drug. A certification that the new drug will not infringe the already approved drug’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents through a Paragraph IV certification, the ANDA application will not be approved until all the listed patents claiming the referenced drug have expired.

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
In addition to patent exclusivity, the NDA holder may be entitled to additional exclusivities. The ANDA application also will not be approved until any non-patent exclusivity listed in the Orange Book for the referenced drug has expired. For example, the FDA provides an NCE exclusivity period of five years following approval of a drug containing no previously approved active ingredients. For drugs that have NCE exclusivity, ANDAs for generic versions of those drugs cannot be submitted until four years following the original drug approval. Federal law also provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which the FDA cannot grant effective approval of an ANDA based on that listed drug.
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
Anti-kickback laws
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease, or order of any health care item or service reimbursable under federal healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, patients, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. Violations of the Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. A number of states also have anti-kickback laws that establish similar prohibitions that may apply to items or services reimbursed by government programs, as well as any third-party payors, including commercial payors, known as “all-payor” laws, and in some cases may apply regardless of whether there is reimbursement by a third-party payor.
Prescription Drug Marketing Act
As part of the sales and marketing process, pharmaceutical companies frequently provide healthcare providers with samples of approved drugs. The Prescription Drug Marketing Act of 1987 (PDMA), as modified by the Prescription Drug Amendments of 1992 and the FDA Modernization Act of 1997, along with regulations promulgated thereunder, imposes, among other things, requirements and limitations upon the distribution of drugs and drug samples, and prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage and handling, as well as recordkeeping and other requirements. Violations of the PDMA may result in criminal and civil penalties. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively known as the Affordable Care Act or ACA), discussed in more detail in Pharmaceutical Coverage, Pricing and Reimbursement and Healthcare Reform below, imposes annual reporting requirements related to sample distribution.
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
Health Insurance Portability and Accountability Act of 1996
The Health Insurance Portability and Accountability Act of 1996 (HIPAA), includes federal criminal statutory provisions that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, impose certain requirements and restrictions on certain types of entities relating to the privacy and security of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable not only to covered entities (e.g., certain health care providers and health plans), but also to business associates (i.e., independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity). HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
Physician Payments Sunshine Act
The Physician Payments Sunshine Act (Sunshine Act), as amended by the SUPPORT Act and its implementing regulations, requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually (with certain exceptions) to the Centers for Medicare & Medicaid Services (CMS) information related to direct or indirect payments or other “transfers of value” made to physicians, certain non-physician practitioners, such as nurse practitioners and physician assistants, and teaching hospitals (“covered recipients”), as well as payments or other transfers of value provided to a third party on behalf of a covered recipient. The Sunshine Act also requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members and related payments or other “transfers of value.” Failure to report relevant data may result in civil fines and/or penalties.
Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act (FCPA), prohibits U.S. corporations and their representatives and intermediaries from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Violation of the FCPA could result in substantial civil and criminal penalties and remedies, including fines, disgorgement, debarment and/or imprisonment.
Analogous state laws
Analogous state fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to the business practices of pharmaceutical companies, including but not limited to research, distribution, sales or marketing arrangements as well as claims involving healthcare items or services reimbursed by non-governmental third-party payors, and are generally broad and are enforced by many different federal and state agencies as well as through private actions. In addition to requiring reporting transfers of value, some states have imposed price reporting requirements. These state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, a number of states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing-related activities or require pharmaceutical companies to implement compliance programs or marketing codes of conduct, and file periodic reports or disclosures with states. Compliance with these laws requires significant resources and companies that do not comply may face civil penalties or other consequences.
Many state laws govern the privacy and security of personal information in specified circumstances. For example, the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020, as further amended by the California Privacy Rights Act, along with corresponding regulations, established a new legal framework governing covered businesses’ collection and use of personal information of California residents by, among other things, creating an expanded definition of covered personal information, establishing new privacy rights for California residents, imposing an opt-in standard for certain disclosures of personal information about minors, and creating a new and potentially severe statutory damages framework for businesses subject to certain data breaches resulting from the failure to implement and maintain reasonable security procedures and practices. While properly collected clinical trial data and all protected health information governed by HIPAA are exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.
Foreign regulation
Foreign drug development, review and approval processes
Regardless of whether a sponsor obtains FDA approval for a product, it must obtain approval by the comparable regulatory authorities of foreign countries before it can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered with the three-Phase sequential process that is discussed above under U.S. drug development and regulation. However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.
Under E.U. regulatory systems, a sponsor may submit Marketing Authorization Applications either under a centralized or decentralized procedure. The centralized procedure, which is available for drugs produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all E.U. Member States. This authorization is referred to as a marketing authorization approval. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining Member States. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure. In addition, regulatory approval of prices is required in most countries other than the U.S. Companies face the risk that the resulting prices would be insufficient to generate an acceptable return.
Foreign fraud and abuse laws and other regulatory matters
Outside the U.S., companies are subject to similar regulations, including with respect to transparency, bribery and other laws mentioned above. In some foreign countries, including major markets in the E.U. and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, companies may be required to conduct a clinical trial that compares the cost-effectiveness of their product to other available therapies, which can be costly and time-consuming.
The collection and processing of personal data in the E.U. is governed by the General Data Protection Regulation (GDPR), which became applicable in May 2018. The GDPR applies to personal data processing carried out by a controller or processor (i) established in the E.U. or (ii) offering goods or services to E.U. individuals, or monitoring their behavior within the E.U., regardless of the controller’s or processor’s location. The GDPR implements stringent operational requirements for controllers and processors of personal data, including, for example, the implementation of transparent information for data subjects regarding the processing of their personal data, appropriate legal basis for the processing of personal data, which may include the obtaining of valid consent in certain circumstances, expanded individual data subject rights, limitations on retention of personal data, increased requirements pertaining to data security and confidentiality, mandatory data breach notification to the competent supervisory authority and higher standards for controllers and processors to demonstrate their compliance with the GDPR through appropriate documentation. The GDPR provides that E.U. Member States may supplement the GDPR with their own additional laws and regulations in relation to certain processing of personal data, in particular regarding sensitive personal data (e.g., genetic, biometric or health data), which could result in differences between E.U. Member States, limit a company’s ability to collect, use and share such personal data or cause their costs to increase, and harm their reputation, business and financial condition. Further, the U.K.’s exit from the E.U., often referred to as Brexit, has created uncertainty with regard to applicable data protection regulation in the U.K. While the transition period has now concluded, decisions are still to be made on how to adapt the U.K. data protection provisions further to Brexit. Companies are also subject to evolving and strict rules on the transfer of personal data out of the E.U., in particular to the U.S. Failure to comply with the GDPR may result in fines of up to the higher of €20,000,000 or 4% of total worldwide annual revenue of the preceding financial year, and other administrative penalties.
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last several years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the U.S. By way of example, the ACA was passed in 2010 and made significant changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to pharmaceutical companies are:
•added an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;
•expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program (MDRP) by increasing the minimum rebate for both branded and generic drugs and extending rebate liability to prescriptions for individuals enrolled in Medicaid managed care plans and otherwise made amendments to the MDRP;
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers that started in 2013 and will stay in effect through 2032 unless additional congressional action is taken. More recently, in March 2021, President Biden signed into law the American Rescue Plan Act of 2021, which, beginning January 1, 2024, eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs. Additionally, in December 2020, CMS issued a final rule that materially modifies current MDRP regulations by, among other things, broadening the definitions of what constitutes a “line extension.” A “line extension” drug may be subject to a higher Medicaid rebate, and broadening this definition is likely to subject a greater number of drugs to the higher rebate. These new definitions became effective on January 1, 2022. In September 2024, CMS issued a final rule that implemented regulations to, among other things, reflect the removal of the rebate cap in accordance with the American Rescue Plan Act of 2021.
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap, with the first drug price negotiations effective January 1, 2026; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation beginning October 1, 2022; and replaces the Medicare Part D coverage gap discount program with a new discounting program beginning January 1, 2025. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On March 15, 2023 and June 30, 2023, HHS issued guidance regarding implementation of the Medicare drug price negotiation program in initial price applicability year 2026. More recently, in October 2024, HHS released guidance related to implementation for initial price applicability year 2027. In August 2024, CMS announced prices for the first ten drugs under the drug price negotiation program, with the new prices going into effect in 2026, and is expected to announce the next fifteen drugs to be selected for the second round of negotiations by February 1, 2025. Several manufacturers and industry groups have challenged the drug price negotiation program for Medicare Parts B and D in federal court. These lawsuits are ongoing, and additional lawsuits may be filed in the future related to provisions of the IRA. It is unknown whether such litigation or other litigation, if brought, will be successful, or whether there will be future changes to the IRA. Moreover, the recent change in presidential administrations in the U.S. may introduce additional unpredictability regarding the future of the IRA. For these and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
Human Capital
We had 368 full-time employees as of December 31, 2024, compared with 203 employees as of December 31, 2023. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good. Our human capital objectives include attracting, training and retaining employees in a manner that supports innovation across our business.
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
Our code of business conduct and ethics, other corporate policies and procedures, and the charters of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee are available at our corporate website at www.vandapharma.com. To access these documents from the main page of our website, click on “Investors” at the top of the page, then click on “Learn More” under “Corporate Governance” and then click on the desired document. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8‑K regarding amendments to, or waivers from, provisions of our code of business conduct and ethics by posting such information on the website address and location specified above.
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
Risks Related to our Business and Industry
We are dependent on the commercial success of Fanapt®, HETLIOZ® and PONVORY®. In the U.S., HETLIOZ® competes with generic versions of HETLIOZ® and we could experience increased generic competition in the near term.
We are substantially dependent upon the commercial success of Fanapt® oral tablets for the acute treatment of mixed or manic episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® capsules for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS) and PONVORY® oral tablets for the treatment of relapsing forms of multiple sclerosis (RMS) in adults.
In the fourth quarter of 2014, we acquired the U.S. commercial rights to Fanapt®, and began selling, marketing and distributing Fanapt® in the U.S. for the treatment of schizophrenia in adults. On April 2, 2024, the FDA approved Fanapt® tablets for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults. We initiated the commercial launch of Fanapt® for the acute treatment of bipolar I disorder in adults in the third quarter of 2024.
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
In December 2022, the U.S. District Court for the District of Delaware (Delaware District Court) ruled in favor of certain generic drug companies in our patent litigation alleging that the companies’ generic versions of HETLIOZ® capsules, for which they were seeking FDA approval, infringed our patents covering HETLIOZ®. We appealed the decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit). In May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S Supreme Court to review the Federal Circuit’s decision. In April 2024, the U.S. Supreme Court denied our petition. The FDA has approved Abbreviated New Drug Applications (ANDA) for generic versions of HETLIOZ® for Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex) and MSN Pharmaceuticals Inc. and

MSN Laboratories Private Limited (MSN). Teva and Apotex have launched their generic versions of HETLIOZ® at risk in the U.S., and MSN has launched its generic version as well. HETLIOZ® could face even more competition from other generic companies in the U.S. in the near term in light of the patent litigation rulings against us. Sales of generic versions of HETLIOZ® have resulted in and could continue to result in a reduction in the demand for HETLIOZ® and/or the price at which we can sell it and/or create volatility in net product sales in future periods, which would have a material and adverse impact on our revenues and results of operations. Our expansion and development of HETLIOZ® outside the U.S. is generally not subject to the adverse patent ruling in the U.S.
PONVORY® tablets were approved in the U.S. for the treatment of RMS in adults in March 2021 and commercially launched in the U.S. by Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company in April 2021. PONVORY® tablets were approved in Canada for the treatment of relapsing forms of multiple sclerosis (RMS) in adults in April 2021 and commercially launched in Canada by Janssen in November 2021. In December 2023, we acquired the U.S. and Canadian rights to PONVORY® from Janssen. Janssen was responsible for the continued marketing and sale of PONVORY® during a transition period. We initiated our commercial launch of PONVORY® in RMS in the third quarter of 2024.
Our ability to generate significant product revenue from sales of Fanapt®, HETLIOZ® and PONVORY® both in the U.S. and abroad, in the near term will depend on, among other things, our ability to:
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
We expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources as we continue to commercialize our commercial products, evaluate foreign market opportunities for Fanapt® and HETLIOZ® and continue to grow our operational capabilities, both domestically and abroad. This activity represents a significant investment in the commercial success of Fanapt®, HETLIOZ® and PONVORY®, which is uncertain.
If our continued commercial efforts are not successful with respect to our commercial products in the U.S., Europe, Canada or other jurisdictions in which these products may be approved for sale, our ability to generate increased product sales revenue may be adversely affected.
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
Between April 2018 and March 2021, we filed numerous Hatch-Waxman lawsuits in the Delaware District Court against Teva, Apotex and MSN asserting that our patents would be infringed by their generic versions of HETLIOZ®. In January 2022, we entered into a license agreement with MSN and Impax Laboratories LLC (Impax), resolving the lawsuits against MSN. A trial was held in March 2022 in the Delaware District Court to resolve the consolidated lawsuits against Teva and Apotex.
In December 2022, following conclusion of the trial, the Delaware District Court issued its ruling in favor of Teva and Apotex, finding that their use of a generic HETLIOZ®, for which they were seeking FDA approval, did not infringe one of our HETLIOZ® patents and the asserted claims of certain of our other HETLIOZ® patents were invalid. We appealed the decision to the Federal Circuit and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Federal Circuit’s decision. In April 2024, the U.S. Supreme Court denied our petition. Teva and Apotex have since launched their generic versions at risk and MSN has launched its generic version as well. The commercial launch of the generic versions, and potential increased competition from additional generic entrants in the near term, have resulted in and could continue to have a material and adverse impact on our revenues and results of operations.
Further, although we are pursuing additional remedies in other courts, including seeking injunctions against Apotex and Teva, we may not be successful in any such efforts, which will be costly and time-consuming to pursue. Specifically, we have filed Hatch-Waxman lawsuits in the U.S. District Court for the District of New Jersey against each of Teva and Apotex, and in the U.S. District Court for the Southern District of Florida against Apotex, asserting infringement of U.S. Patent No. 11,285,129, which is a method of administration patent that was not litigated in the prior litigation. The New Jersey cases have been transferred to the Delaware District Court, where they remain pending, and the Florida case was voluntarily dismissed. We have also filed patent infringement lawsuits against each of Teva and Apotex in the U.S. District Court for the District of Delaware, in each case, asserting infringement of U.S. Patent No. 11,918,556, another method of administration patent that was not litigated in the prior litigation. These lawsuits do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. These efforts will also require considerable attention of management and could, even if ultimately successful, negatively impact our results of operations. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” each of which is incorporated herein by reference, for additional information.
In addition, while we believe that HETLIOZ® is difficult to manufacture and that building capacity to manufacture HETLIOZ® is time-consuming and expensive, which may limit the amount of tasimelteon supply available to generic companies, we do not have direct visibility into the supply levels of any of the generic companies and we rely on our own experience together with information from third parties, which may not be reliable. The generic companies could potentially find or develop sources of qualified tasimelteon supply that are not known to us and that are more efficient or inexpensive than our sources. Furthermore, generic companies could potentially convince our suppliers or third-party manufacturers to prioritize supply to the generic companies ahead of any applicable contractual commitments to supply us. Such circumstances could have a material and adverse impact on our revenues and results of operations directly in the U.S. and potentially outside of the U.S. as well if supply costs and availability are affected.
Future performance of Fanapt®, HETLIOZ® and PONVORY® may be impacted by a number of factors including competing products or unanticipated safety issues. If Fanapt®, HETLIOZ® or PONVORY® is not successful in gaining broad commercial acceptance, our business would be harmed.
Future performance of Fanapt®, HETLIOZ® and PONVORY® sales will be dependent on several factors, including our ability to educate physicians and to increase physician awareness of the benefits of our products relative to competing products. The degree of further market acceptance of any of our products, including with respect to new indications, or market acceptance of approved product candidates among physicians, patients, health care payors and the medical community, will depend on a number of factors, including but not limited to:
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
In addition, commercial products are subject to continual review by the FDA, and we cannot assure that newly discovered or reported safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities and adversely affect our revenues and financial condition. In the event of a withdrawal of our commercial products from the market, our revenues would decline significantly and our business would be seriously harmed.
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
Our ability to commercialize our products successfully depends in part on the coverage and reimbursement levels with governmental authorities, private health insurers and other third-party payors. In determining whether to reimburse our products and at what level, third-party payors consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. We expect to continue to face pressure to make unfavorable pricing modifications, such as discounts or rebates. Negotiating favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we will be able to reach pricing terms with third-party payors at levels that are profitable to us. Certain third-party payors also have reimbursement or coverage processes that we believe are difficult to navigate and require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future. Our business may be materially adversely affected if our patients are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; if reimbursement is subject to difficult reimbursement or coverage processes or prior authorization requirements; or if reimbursement is not maintained at satisfactory levels. In addition, our business could be adversely affected if third-party payors limit or reduce the indications for, or conditions under which, or the patient populations for whom, our products may be reimbursed. Moreover, as discussed further below and above in Part I, Item 1 under the heading Pharmaceutical Coverage, Pricing and Reimbursement and Healthcare Reform, changes in insurance coverage or reimbursement levels by third-party payors, or in the type of such coverage held by patients, may materially harm our business and commercialization efforts.
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
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap, with the first drug price negotiations effective January 1, 2026; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation beginning October 1, 2022; and replaces the Medicare Part D coverage gap discount program with a new discounting program beginning January 1, 2025. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On March 15, 2023 and June 30, 2023, HHS issued guidance regarding implementation of the Medicare drug price negotiation program in initial price applicability year 2026. More recently, in October 2024, HHS released guidance related to implementation for initial price applicability year 2027. In August

2024, CMS announced prices for the first ten drugs under the drug price negotiation program, with the new prices going into effect in 2026, and is expected to announce the next fifteen drugs to be selected for the second round of negotiations by February 1, 2025. Several manufacturers and industry groups have challenged the drug price negotiation program for Medicare Parts B and D in federal court. These lawsuits are ongoing, and additional lawsuits may be filed in the future related to provisions of the IRA. It is unknown whether such litigation or other litigation, if brought, will be successful, or whether there will be future changes to the IRA. Moreover, the recent change in presidential administrations in the U.S. may introduce additional unpredictability regarding the future of the IRA. For these and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
We have encountered third-party payors that refuse to cover or reimburse prescriptions written for HETLIOZ®. This rate may increase further as a result of the entry into the market of generic versions of HETLIOZ®. Additionally, we are aware of patients who are experiencing difficulties navigating coverage processes established by third-party payors, making it difficult for them to fill a prescription for HETLIOZ®. The revenue that we receive from HETLIOZ® is significantly less than it would be if third-party payors were to remove or lessen these reimbursement challenges and hurdles and approve a greater percentage of the prescriptions written for HETLIOZ®. Our business may be materially adversely affected if this trend continues and large numbers of patients cannot fill their HETLIOZ® prescriptions due to coverage or reimbursement challenges.
If the FDA does not approve our NDA filing for the use of tradipitant for patients with gastroparesis; or if the FDA determines that our clinical trial results for tradipitant for the treatment of gastroparesis do not demonstrate adequate safety and substantial evidence of efficacy, continued development of tradipitant may be significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.
In February 2022, we announced results from our Phase III clinical study, VP-VLY-686-3301, evaluating the efficacy and safety of tradipitant in treating the symptoms of gastroparesis. The study did not meet its prespecified primary endpoint, which was the difference between drug and placebo on the change of the severity of nausea from baseline at week 12 of treatment. Both treatment arms showed significant improvements from baseline on nausea as well as the other core symptoms of gastroparesis. When restricting the analysis in the group of patients that used no rescue medications at baseline and adjusting for poor compliance, we identified strong evidence of a drug effect across a number of symptoms and across the duration of the study, including a significant and meaningful effect at the prespecified primary endpoint of nausea change at week 12. The FDA may not view this data as constituting substantial evidence of efficacy for tradipitant in any indication for the treatment of gastroparesis or its symptoms, for any length of treatment. Any adverse developments or results or perceived adverse developments or results with respect to our regulatory submission or the tradipitant clinical program in gastroparesis will significantly harm our business and could cause the market price of our stock to decline. Examples of such potential adverse developments include, but are not limited to:
•the FDA determining that it believes additional clinical studies are required with respect to tradipitant for the treatment of gastroparesis;
•safety, efficacy or other concerns arising from clinical or non-clinical studies in this program; or
•the FDA determining that the tradipitant clinical trial program for gastroparesis does not demonstrate adequate safety and substantial evidence of efficacy.
We believe that tradipitant has a well-established safety profile, as demonstrated by the results of extensive testing in animals and humans. Despite these results, however, the FDA informed us in December 2018 that in order to treat patients beyond 12 weeks, we would have to conduct a nine-month non-rodent chronic toxicity study. This currently limits our ability to collect safety data in humans for more than 12 weeks. The non-rodent study required by the FDA necessitates the sacrifice of dozens of animals and we have disputed the necessity of a nine-month non-rodent chronic toxicity study. In February 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) challenging the FDA’s position, but we ultimately did not prevail. Despite our disagreement with the FDA, the preclinical package has allowed us to continue to conduct all of the efficacy studies necessary for NDA filing. Moreover, in July 2020, the FDA authorized tradipitant through an expanded access program (EAP) for a single patient. An EAP allows a patient to request the use of tradipitant, prior to NDA approval, for up to six months with an option to request renewal. Since then, certain patients who experienced a benefit in tradipitant studies have requested and received expanded access, while others have been denied treatment under the EAP. The EAP is ongoing and a number of patients have initiated treatment. Although this EAP is not intended for data collection, we collect safety data from this cohort of expanded access patients and included this data in the NDA that we submitted for tradipitant for patients with gastroparesis. In December 2023, the FDA accepted our NDA for tradipitant in gastroparesis for filing and set a PDUFA target action date of September 18, 2024. On September 18, 2024, we received a CRL from the FDA. In January 2025, we received a Notice of Opportunity for a Hearing, and we have accepted the opportunity for a hearing. Tradipitant is the first novel drug to be accepted for review by the FDA for gastroparesis in over 30 years and, if approved, will be the first novel drug to be approved by the FDA for the treatment of gastroparesis in over 40 years. The lack of long-term (i.e., more than 12 weeks in humans) safety data would likely impact the FDA’s willingness to approve tradipitant for a chronic indication. However, because long-term safety data is not normally a requirement for short-term indications, and with a preclinical profile that has not precluded clinical development, we believe the package was complete for any NDA filing to treat patients for 12 weeks or less. For example, the FDA has communicated to us that it is considering an indication for the short-term relief of nausea in gastroparesis. While this short-term indication is not preferred, we would consider accepting this limited indication while continuing to pursue a chronic indication. However, the FDA may not deem the safety information sufficient even for a short-term indication. Moreover, FDA authorization of an EAP is not a guarantee of or a step towards obtaining full FDA approval of an NDA. We plan to continue to pursue the marketing authorization for tradipitant but our business will be materially adversely impacted if we are not able to agree with the FDA on a regulatory path to approval for tradipitant or the FDA delays or denies approval of our NDA filing.
If the FDA does not accept our NDA filing for the use of tradipitant for patients with motion sickness; or if the FDA determines that our clinical trial results for tradipitant for the treatment of motion sickness do not demonstrate adequate safety and substantial evidence of efficacy, continued development of tradipitant will be significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.
In May 2023, we announced positive results from the first Phase III study of tradipitant in motion sickness, confirming the previously reported results demonstrating that tradipitant is effective in the prevention of vomiting associated with motion sickness. In May 2024 we announced positive results from the second Phase III study of tradipitant in motion sickness, confirming the previously reported results of two efficacy studies demonstrating tradipitant is effective in prevention of vomiting associated with motion sickness. Any adverse developments or results or perceived adverse developments or results with respect to our regulatory submission or the tradipitant clinical program in motion sickness will significantly harm our business and could cause the market price of our stock to decline. Examples of such potential adverse developments include, but are not limited to:
•the FDA determining that it believes additional clinical studies are required with respect to tradipitant for the treatment of motion sickness;
•safety, efficacy or other concerns arising from clinical or non-clinical studies in this program; or
•the FDA determining that the tradipitant clinical trial program for motion sickness does not demonstrate adequate safety and substantial evidence of efficacy.
See the risk factor entitled “If the FDA does not approve our NDA filing for the use of tradipitant for patients with gastroparesis; or if the FDA determines that our clinical trial results for tradipitant for the treatment of gastroparesis do not demonstrate adequate safety and substantial evidence of efficacy, continued development of tradipitant may be significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline” for additional details regarding tradipitant.
Global economic conditions may have an adverse effect on our business.
Financial instability or a general decline in economic conditions in the U.S. and other countries caused by political instability and conflict and economic challenges caused by general health crises have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally and could adversely affect our operations. Increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as Canada, China and Mexico, could have a material adverse effect on our business and financial results. For example, in February 2025, the U.S. government imposed or threatened to impose new tariffs on imported products from Mexico, Canada and China. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Despite recent trade negotiations between the U.S. and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, costly and dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, an economic downturn or significant increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans.
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
Global health crises and pandemics could lead to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures that may negatively impact productivity and disrupt our business.
The COVID-19 pandemic impacted clinical research globally, including delays in our development programs. While our clinical trials have since resumed patient enrollment, we may experience future disruptions as a result of other health crises that could adversely impact our sales activities, supply chain, our ongoing and planned clinical trials, and other regulatory activities, including:
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
If the FDA does not approve our sNDAs for HETLIOZ® for the treatment of jet lag disorder or insomnia, continued development of tasimelteon for the treatment of jet lag disorder and insomnia may be significantly delayed or terminated, our business will be significantly harmed, and the market price of our stock could decline.
In December 2018, we announced that the FDA had accepted the HETLIOZ® sNDA for the treatment of jet lag disorder. We received a complete response letter (CRL) in August 2019 in which the FDA asserted that the measures of the study were of unclear clinical significance and declined to approve our sNDA. We met with the FDA to discuss the CRL in a Post Action meeting and in 2022 we requested the opportunity for a hearing with the FDA on the approvability of the jet lag disorder sNDA. We filed a lawsuit against the FDA in September 2022 demanding that the FDA immediately publish in the Federal Register a notice of opportunity for a hearing on the jet lag disorder sNDA. The FDA then published the notice in the Federal Register in October 2022. We have asked the U.S. District Court for the District of Columbia (DC District Court) to, among other things, compel the FDA to comply with its obligations and declare that the FDA’s lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted our motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve our application or commence a hearing on or before March 5, 2024. In March 2024, we and the FDA filed a consent motion for entry of final judgment in our favor on our Administrative Procedure Act claim for the FDA’s unreasonable delay in resolving the hearing request, following which the FDA refused to hold a hearing or approve our sNDA for HETLIOZ® in the treatment of jet lag disorder. We subsequently filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit (DC Circuit). In January 2025, the DC Circuit held an oral argument on the petition. Our petition remains pending. We continue to pursue FDA approval for HETLIOZ® for the treatment of jet lag disorder.
In July 2023, the FDA accepted our sNDA for HETLIOZ® for insomnia for filing. On March 4, 2024, we received a CRL from the FDA. In June 2024, we received a Notice of Opportunity for a Hearing and accepted an opportunity for a heading in July 2024. In August 2024, we filed for summary judgment requesting approval or a hearing on approvability of tasimelteon to treat insomnia associated with difficulties with sleep initiation. In October 2024, we received a Proposed Order denying a hearing on approvability for the insomnia sNDA, and we submitted a response to the Proposed Order in December 2024. We continue to pursue FDA approval for HETLIOZ® for the treatment of insomnia.
Any additional adverse developments or results or perceived adverse developments or results with respect to our regulatory submissions for jet lag disorder or insomnia will significantly harm our business and could cause the market price of our stock to decline. Examples of such potential adverse developments include, but are not limited to:
•the FDA determining that additional clinical studies are required with respect to the jet lag disorder or insomnia programs;
•safety, efficacy or other concerns arising from clinical or non-clinical studies in the jet lag disorder or insomnia programs, or the manufacturing processes or facilities used for the jet lag disorder or insomnia programs; or
•the FDA determining that the jet lag disorder or insomnia programs raise safety concerns or do not demonstrate substantial evidence of efficacy.
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
Our business strategy includes entering into collaborations with third parties for the commercialization of our products. While we are not currently party to any material commercial collaborative arrangements, areas in which we may potentially enter into third-party collaboration arrangements include joint sales and marketing arrangements for sales and marketing in certain E.U. countries and elsewhere outside of the U.S., and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator, our business, results of operations or financial condition could be adversely affected. The launch of generic versions of HETLIOZ® and further generic competition may make it more difficult for us to identify or attract third-party collaborators and obtain favorable commercial terms in any such agreement or arrangement. Any arrangements we do enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.
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
In recent years, there have been a significant number of mergers and consolidations in the pharmaceutical and biotechnology industries, some of which have resulted in the participant companies reevaluating and shifting the focus of their business following the completion of these transactions. The ability of our products to reach their potential could be limited if any of our future collaborators decreases or fails to increase spending relating to such products.
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
We completed the acquisition of PONVORY® in December 2023 and initiated our commercial launch of PONVORY® in the third quarter of 2024. Our ability to successfully launch PONVORY® in the U.S. and Canada is uncertain, and we may not realize all of the anticipated benefits of the acquisition, those benefits make take longer to realize than expected or we may encounter significant integration difficulties.
We acquired the U.S. and Canadian rights to PONVORY® in December 2023 and we initiated our commercial launch of PONVORY® in the third quarter of 2024. Our ability to realize the anticipated benefits of the acquisition will depend, to a large extent, on our capacity to capitalize on potential growth opportunities and synergies. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the acquisition could adversely affect our business, financial condition and results of operations.
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
All of these factors could decrease or delay the expected accretive effect of the acquisition and negatively impact our stock price and harm our business. As a result, it cannot be assured that the acquisition of PONVORY® will result in the full realization of the benefits anticipated from the transaction within the anticipated time frames, or at all.
We rely on, and will continue to rely on, outsourcing arrangements for many of our activities, including preclinical and clinical development and supply of Fanapt®, HETLIOZ®, HETLIOZ LQ®, PONVORY® and our other products.
We rely on outsourcing arrangements for a significant portion of our activities, including distribution, preclinical and clinical research and development, data collection and analysis and manufacturing. We have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.
Disruptions to our Fanapt®, HETLIOZ®, HETLIOZ LQ® or PONVORY® supply chains could materially affect our level of success in commercializing these products, thereby reducing our future earnings and prospects.
A loss or disruption with any one of our manufacturers or suppliers could disrupt the supply of Fanapt®, HETLIOZ®, HETLIOZ LQ® or PONVORY®, possibly for a significant time period, and we may not have sufficient inventories to maintain supply before the manufacturer or supplier could be replaced or the disruption is resolved. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval by regulatory authorities of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. Introducing a replacement or backup manufacturer or supplier for our products requires a lengthy regulatory and commercial process, including FDA approval of chemistry, manufacturing and controls (CMC) changes, and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion, or at all. In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process.
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
Federal law requires that any company that participates in the MDRP also participate in the Public Health Service Act’s 340B drug pricing discount program (340B program), in order for the manufacturer’s drugs to be eligible for coverage under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration (HRSA) and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as certain small rural hospitals and hospitals that serve a disproportionate share of low-income patients. The ACA expanded the 340B program to include additional entity types, including certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts drugs designated under section 526 of the Federal Food, Drug and Cosmetic Act as “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on pricing data we report under the MDRP and the rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities and state Medicaid programs. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges. A recent court decision in the District Court of South Carolina, Genesis Health Care, Inc. v. Becerra, found that HRSA’s definition of “patient” as applied to the 340B Program was too restrictive compared to the plain language of the statute, and may result in covered entities expanding the number of individuals considered eligible to receive drugs purchased through the 340B Program, resulting in higher volumes of drugs purchased at the discounted 340B ceiling price. Recently, HRSA has stated that it has received inquiries from manufacturers related to different rebate models, and some manufacturers have commenced litigation to challenge the legality of HRA’s position regarding proposed rebate models. The outcome of such litigation and impact on participating manufacturers is unknown at this time. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs when used in an inpatient setting.
In order for products to be eligible for coverage under the Medicaid and Medicare Part B programs and to be purchased by certain federal agencies and grantees, we must also participate in the Department of Veterans Affairs Federal Supply Schedule (FSS), pricing program. As a participant, we must list our covered (innovator and authorized generic) drugs on an FSS contract and charge no more than Federal Ceiling Price (FCP), to the Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard when those agencies purchase from the FSS contract or a depot contract. FCP is calculated based on non-federal average manufacturer price data, which we are required to submit quarterly and annually. In addition, because our products are available in the retail and specialty pharmacy setting, we are required to provide rebates to the Department of Defense for prescriptions dispensed to Tricare beneficiaries from Tricare retail network pharmacies under the Tricare Retail Refund Program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, or fails to provide information on a timely basis, the manufacturer may be subject to civil monetary penalties.
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

Such failure could also be grounds for CMS to terminate our Medicaid drug rebate agreement, which is the agreement under which we would participate in the MDRP. In the event that CMS terminates our rebate agreement, our products may no longer be eligible for coverage under Medicaid or Medicare Part B. There can be no assurance that our submissions will not be found to be incomplete or incorrect.
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
In addition to FDA and related regulatory requirements, our general operations, and the research, development, manufacture, sale and marketing of our products, are subject to extensive additional federal and state healthcare regulation, including the federal Anti-Kickback Statute, the Prescription Drug Marketing Act, the federal False Claims Act (FCA), the federal Health Insurance Portability and Accountability Act of 1996, the federal Physician Payments Sunshine Act and the Foreign Corrupt Practices Act (and their state analogues), as discussed above in Part I, Item 1 under the heading Government Regulation - Fraud and abuse laws and other U.S. regulatory matters. If we or our partners, such as licensors, fail to comply with any federal and state laws or regulations governing our industry, we could be subject to administrative, criminal and civil penalties and a range of regulatory actions that could adversely affect our ability to commercialize our products, harm or prevent sales of our products, or substantially increase the costs and expenses of commercializing and marketing our products, all of which could have a material adverse effect on our business, financial condition and results of operations. In recent years, CMS has been actively proposing and implementing changes to the list of business practices that are protected by safe harbors. There is inherent risk and uncertainty in any changing regulatory environment as companies work to transition business practices to conform with new regulations.
Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws, and private individuals have been active in bringing so-called “whistleblower” lawsuits on behalf of the government (as Relators) under the FCA and similar regulations in other countries. In addition, incentives exist under applicable U.S. law that encourage employees and physicians to report violations of rules governing promotional activities for pharmaceutical products. These incentives have led to, and could continue to lead to, FCA lawsuits, which attempt to recoup moneys paid by government agencies and extract penalties from manufacturers. For example, federal enforcement agencies have recently pursued enforcement actions against pharmaceutical companies’ product and patient assistance programs, including relationships with specialty pharmacies, and support for charitable foundations providing patients with co-pay assistance. In addition, Relators have filed lawsuits involving manufacturer reimbursement support services as well as promotion of pharmaceutical products beyond labeled claims. Some FCA lawsuits have resulted in government enforcement authorities obtaining significant civil and criminal settlements. Such lawsuits, whether with or without merit, are typically time-consuming and costly to defend. Such suits may also result in related shareholder lawsuits, which are also time-consuming and costly to defend. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for information regarding ongoing litigation related to similar matters.
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
In recent years, in addition to federal legislation related to transparency reporting of transfers of value to healthcare providers and healthcare organizations, several states have enacted legislation requiring pharmaceutical companies to file periodic reports. Several states have adopted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs or codes of conduct or to file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Several states have also adopted laws that prohibit certain marketing-related activities, including the provision of gifts, meals or other items to certain healthcare providers.
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
Our revenues from Fanapt® and PONVORY® are substantially dependent on sales through a limited number of customers, and such revenues may fluctuate from quarter to quarter.
We sell Fanapt® primarily through a limited number of pharmaceutical wholesalers in the U.S. We sell PONVORY® through a limited number of specialty pharmacies and specialty distributors in the U.S., which may not be identical to the historic distribution network used by Janssen when selling PONVORY® in the U.S. The use of pharmaceutical wholesalers, specialty pharmacies and specialty distributors involves certain risks, including, but not limited to, risks that these specialty pharmacies, specialty distributors and pharmaceutical wholesalers will:
•not provide us accurate or timely information regarding their inventories, demand from customers buying Fanapt® or PONVORY® or complaints about Fanapt® or PONVORY®;
•reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support Fanapt® or PONVORY®;

•not devote the resources necessary to sell Fanapt® or PONVORY® in the volumes and within the time frames that we expect;
•be unable to satisfy financial obligations to us or others; or
•cease operations.
Additionally, our reliance on a small number of wholesalers, specialty pharmacies and specialty distributors, could cause revenues to fluctuate from quarter to quarter based on the buying patterns of these customers. In addition, if any of these customers fails to pay on a timely basis or at all, our business, financial condition and results of operations could be materially adversely affected.
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
These companies may invest heavily and quickly to discover and develop novel products that could make our products obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or foreign regulatory approval or commercializing superior products or other competing products before we do. Technological developments or the approval by the FDA or foreign regulators of new therapeutic indications for existing products may make our products obsolete or may make them more difficult to market successfully, either of which could have a material adverse effect on our business, results of operations and financial condition.
Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by other biotechnology companies, including major pharmaceutical companies. Our products may also compete with new products currently under development by others or with products that may cost less than our products. Physicians, patients, third-party payors and the medical community may not accept or utilize any of our products that may be approved. If Fanapt®, HETLIOZ®, PONVORY® and our other products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition would be materially adversely affected. See Part I, Item 1, Competition, for a discussion of the primary competitors for our commercial products.
In addition, we may face competition from newly developed generic products. Under the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful at challenging an ANDA filed pursuant to the Hatch-Waxman Act, cheaper generic versions of our products, which may be favored by insurers and third-party payors, may be launched commercially, which would significantly harm our business. In December 2022, the Delaware District Court ruled in favor of Teva and Apotex in our patent litigation relating to their filing of ANDAs for generic versions of HETLIOZ® in the U.S. We appealed the decision to the Federal Circuit, and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S Supreme Court to review the Federal Circuit’s decision. In April 2024, the U.S. Supreme Court denied our petition. We have also filed Hatch-Waxman lawsuits in U.S. District Court for the District of New Jersey against each of Teva and Apotex and in the U.S. District Court for the Southern District of Florida against Apotex, in each case, asserting infringement of U.S. Patent No. 11,285,129, which is a method of administration patent that was not litigated in the prior litigation. The New Jersey cases have been transferred to the Delaware District Court, where they remain pending, and the Florida case was voluntarily dismissed. We have also filed patent infringement lawsuits against each of Teva and Apotex in the U.S. District Court for the District of Delaware, in each case, asserting infringement of U.S. Patent No. 11,918,556, another method of administration patent that was not litigated in the prior litigation. The FDA has approved ANDAs for Teva, Apotex and MSN, and Teva and Apotex have launched their generic versions of HETLIOZ® at risk in the U.S., and MSN has launched its generic version as well. In addition, other potential competitors may be successful in obtaining ANDA approval and launching their own generic versions.
In July 2024, we filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. A trial is scheduled to begin on June 15, 2026, and a 30-month stay is in place until December 3, 2026. We also have Orphan Drug Exclusivity for HETLIOZ LQ® until December 1, 2027, thus no ANDAs for generic HETLIOZ LQ® can be approved prior to December 1, 2027.
To obtain an ANDA approval for a generic drug, the generic company needs to show, among other things, that its version of the product is bioequivalent to the Reference Listed Drug (RLD). This usually requires the generic company to conduct bioequivalence studies comparing its product to the RLD, and to retain sufficient samples of the RLD used in testing after a study is complete. In recent years, U.S. federal lawmakers and the FDA have considered proposals and enacted legislation to facilitate the generic drug company’s access to samples and foster generic competition. For example, the Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act) allows a biosimilar or generic product developer to bring a civil action against a brand drug manufacturer for failing to provide samples of the brand product for comparative testing “on commercially reasonable, market-based terms.” The developer could receive injunctive relief and a monetary award “sufficient to deter the license holder from failing to provide other eligible product developers with sufficient quantities of a covered product on commercially reasonable, market-based terms” in certain cases. While the full impact of the CREATES Act is unclear at this time, its provisions do have the potential to facilitate the development and future approval of generic versions of our products, introducing generic competition that could have a material adverse effect on our business, results of operations and financial condition.
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
•the FDA or foreign agency may not believe a product is shown to be safe or effective;
•the FDA or foreign agency may interpret data from preclinical and clinical trials in different ways than we do;
•the FDA or foreign agency may not approve our or our partners’ manufacturing processes or facilities;
•the FDA or foreign agency may not approve a product for all the indications we request;
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
Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than Fanapt® in the U.S., Mexico and Israel, HETLIOZ® and HETLIOZ LQ® in the U.S. and HETLIOZ® in the European countries covered by the EC’s centralized marketing authorization and PONVORY® in the U.S. and Canada, we have not received, and may never receive, regulatory approval to market any of our products in any jurisdiction.
Even following regulatory approval of our products, the FDA or the applicable foreign agency may impose limitations on the indicated uses for which such products may be marketed, subsequently withdraw approval or take other actions against us or such products that are adverse to our business. The FDA and foreign agencies generally approve drugs for use in specific indications. An approval for a more limited indication reduces the size of the potential market for the product. Product approvals, once granted, may be withdrawn or modified if problems occur after initial marketing.
We and our partners are also subject to numerous federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the environment and the use and disposal of hazardous substances used in connection with discovery, research and development work. In addition, we cannot predict the extent to which new governmental regulations might significantly impede the discovery, development, production and marketing of our products. We or our partners may be required to incur significant costs to comply with current or future laws or regulations, and we may be adversely affected by the cost of such compliance or the inability to comply with such laws or regulations.
Our products may cause undesirable side effects or have other properties that could delay, prevent or result in the revocation of their regulatory approval or limit their marketability.
Undesirable side effects caused by our products could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing or continuing the commercialization of such products and generating revenues from their sale. We will continue to assess the side effect profile of our products in ongoing clinical development programs. However, we cannot predict whether the commercial use of our approved products (or our products in development, if and when they are approved for commercial use) will produce undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such products to date. For example, despite the positive results of the completed trials for Fanapt®, HETLIOZ® and PONVORY®, as well as the FDA’s approval of the NDA for HETLIOZ® for the treatment of Non-24 in January 2014, the NDA for Fanapt® for the treatment of schizophrenia in May 2009, the EC’s grant of the centralized marketing authorization for HETLIOZ® for the treatment of Non-24 in totally blind adults in July 2015, the FDA’s approval of the sNDA and NDA for HETLIOZ® capsule and liquid formulation for the treatment of adults and children, respectively, with nighttime sleep disturbances in SMS in December 2020, and the NDA for PONVORY® for the treatment of RMS in March 2021 and Health Canada’s approval of PONVORY® for the treatment of RMS in April 2021, we are uncertain whether any of these products will ultimately prove to be effective and safe in humans long term and in all uses. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even long after they are approved for commercial sale. Additionally, incidents of product misuse may occur. These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
If we fail to complete our clinical trials successfully or have difficulty enrolling a sufficient number of patients for them, we may not receive the regulatory approvals needed to market that product. Any such failure or difficulty could have a material adverse effect on our business.

We may not be able to achieve sustained profitability.
We have been engaged in identifying and developing drug products since March 2003, which has required, and will continue to require, significant research and development expenditures. The continued commercialization of our products will also require substantial additional expenditures.
As of December 31, 2024, we had an accumulated deficit of $174.3 million and we cannot estimate with precision the extent of our future income or loss. We may not succeed in maintaining or gaining additional market acceptance of our products in the U.S. and we may not succeed in commercializing Fanapt® or HETLIOZ® outside of the U.S or PONVORY® in Canada. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.
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
We have recorded deferred tax assets based on our assessment that it is more likely than not that we will be able to realize the benefits of our net operating losses and other favorable tax attributes. Realization of deferred tax assets involves significant judgments and estimates, which are subject to change, and ultimately depends on generating sufficient taxable income of the appropriate character during the appropriate periods. Changes in circumstances may affect the likelihood of such realization, which in turn may trigger the need for additional valuation allowance against our deferred tax assets and adversely affect our net income and financial condition. In addition, we are potentially subject to ongoing and periodic tax examinations and audits in various jurisdictions, including with respect to the amount of our net operating losses and any limitation thereon. An adjustment to such net operating loss carryforwards or other tax attributes, including an adjustment from a taxing authority, could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition.
Certain of our tax attributes, including net operating losses (NOLs) and credit carryforwards, would be subject to limitation under Section 382 and 383 should an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), occur. The limitation resulting from a change in ownership could affect our ability to utilize NOLs and credit carryforwards (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credit carryforwards could have a material adverse effect on our results of operations and cash flows. An ownership change occurred in the year ended December 31, 2014. We believe that the ownership change in 2014 will not impact our ability to utilize NOL and credit carryforwards; however, future ownership changes may cause our existing tax attributes to have additional limitations.
If we fail to adequately fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products with third parties on terms that may not be attractive to us.
Our activities will necessitate significant uses of working capital throughout 2025 and beyond. It is uncertain whether cash provided by our operating activities, together with our existing funds, will be sufficient to meet our long-term operating needs. As of December 31, 2024, our total cash and cash equivalents and marketable securities were $374.6 million. Our long-term capital requirements are expected to depend on many factors, including, among others:
•our level of success in commercializing Fanapt®, HETLIOZ® and PONVORY®, as well as other products that may be approved, globally;
•outcomes of ongoing and potential patent litigation;
•costs of developing and maintaining sales, marketing and distribution channels and our ability to sell our products;

•market acceptance of our products;
•costs of establishing and maintaining manufacturing capabilities for commercial quantities of our products;
•the number of potential formulations and products in development;
•progress with preclinical studies and clinical trials;
•time and costs involved in obtaining regulatory (including FDA) approval;
•costs of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims;
•cost of evaluating and acquiring new products from third parties;
•competing technological and market developments;
•costs of recruiting and retaining employees and consultants;
•costs of training physicians; and
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
If our contract research organizations (CROs), third-party vendors and investigators do not successfully carry out their duties or if we lose our relationships with CROs, third-party vendors and investigators, our drug development efforts could be delayed.
Our arrangements with CROs, third-party vendors and investigators are critical to our success in bringing our products to the market. We are generally dependent on CROs, third-party vendors and investigators for preclinical testing and clinical trials related to our drug discovery and development efforts and we will likely continue to depend on them to assist in our future discovery and development efforts. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. As such, they may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The parties with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the development, approval and commercialization of our products. Moreover, these parties may also have relationships with other commercial entities, some of which may compete with us. If they assist our competitors, it could harm our competitive position.
Our CROs, third-party vendors and investigators could merge with or be acquired by other companies or experience financial or other setbacks unrelated to our collaboration that could, nevertheless, materially adversely affect our business, results of operations and financial condition.
If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices as set forth in 21 Code of Federal Regulations (C.F.R.) Part 58 and Good Clinical Practices as set forth in 21 C.F.R. Part 50, 54, and 312, and similar international standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our products could be delayed.

We rely on a limited number of third-party manufacturers to formulate and manufacture our products, and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.
We do not have an in-house manufacturing capability and depend completely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our products. Therefore, we are dependent on third parties for our formulation development and manufacturing of our products. This may expose us to the risk of not being able to directly oversee the production and quality of the manufacturing process and provide ample commercial supplies to successfully launch and maintain the marketing of our products. Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulties, mechanical shut downs, employee strikes, or other unforeseeable events that may delay or limit production. Our inability to adequately establish, supervise and conduct (either ourselves or through third parties) all aspects of the formulation and manufacturing processes would have a material adverse effect on our ability to develop and commercialize our products. In addition, if we are not able to continue to operate our business relationships in a manner that is sufficiently profitable for us and our suppliers, certain members of our supply chain could compete with us through supply to competitors, such as generic drug companies, through breach of our agreements or otherwise.
We have agreements in place with Patheon Pharmaceuticals Inc. and Patheon Inc. (collectively, Patheon), subsidiaries of Thermo Fisher Scientific, for the manufacture of Fanapt® and HETLIOZ®. In January 2014, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of HETLIOZ® 20 mg capsules at Patheon’s Cincinnati, Ohio manufacturing site. In May 2016, we entered into a manufacturing agreement with Patheon for the manufacture of commercial supplies of Fanapt® tablets at Patheon’s Mississauga, Ontario, Canada manufacturing site. Additionally, in December 2020, we entered into a non-exclusive third-party manufacturing agreement for the manufacture of commercial supplies of HETLIOZ LQ®. During December 2024, we entered into a non-exclusive third-party manufacturing agreement for the manufacture of commercial supplies of PONVORY®. We do not have exclusive long-term agreements with any other third-party manufacturers of our products. If our current manufacturers, or any other third-party manufacturer, is unable or unwilling to perform its obligations under our manufacturing agreements for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could adversely affect sales of our products, delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our products are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. Moreover, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval for our products and may institute restrictions on the marketing or sale of our products. Similarly, if we change contract manufacturers, the FDA must approve these contract manufacturers or any other CMC changes before our products can be manufactured.
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
The risk that we may be sued on product liability claims is inherent in the development and sale of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our products in clinical trials and will face even greater risks upon commercialization of our products. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because certain of our products are intended to treat central nervous system disorders, among others, and it is possible that we may be held liable for the behavior and actions of patients who use our products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and we may be forced to limit or forego further commercialization of one or more of our products. Although we maintain product liability insurance, our aggregate coverage limit under this insurance is $30.0 million, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. As our development activities and commercialization efforts progress and we sell our products, this coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost, we may be unable to get adequate coverage at all or our insurer may disclaim coverage as to a future claim. This could prevent the commercialization or limit the commercial potential of our products. Even if we are able to maintain insurance that we believe is adequate, our results of operations and financial condition may be materially adversely affected by a product liability claim. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability litigation and other related proceedings may also require significant management time.
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
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. Most significantly, in August 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap, with the first drug price negotiations effective January 1, 2026; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation beginning October 1, 2022; and replaces the Medicare Part D coverage gap discount program with a new discounting program beginning January 1, 2025. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On March 15, 2023 and June 30, 2023, HHS issued guidance regarding implementation of the Medicare drug price negotiation program in initial price applicability year 2026. More recently, in October 2024, HHS released guidance related to implementation for initial price applicability year 2027. In August 2024, CMS announced prices for the first ten drugs under the drug price negotiation program, with the new prices going into effect in 2026, and is expected to announce the next fifteen drugs to be selected for the second round of negotiations by February 1, 2025. Several manufacturers and industry groups have challenged the drug price negotiation program for Medicare Parts B and D in federal court. These lawsuits are ongoing, and additional lawsuits may be filed in the future related to provisions of the IRA. It is unknown whether such litigation or other litigation, if brought, will be successful, or whether there will be future changes to the IRA. Moreover, the recent change in presidential administrations in the U.S. may introduce additional unpredictability regarding the future of the IRA. For these and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
Outside of the U.S., legal requirements relating to the collection, storage, processing and transfer of personal data continue to evolve. For example, the collection and use of health data and other personal data is governed in the E.U. by the General Data Protection Regulation (GDPR), which became applicable in May 2018. The GDPR applies to personal data processing carried out by a controller or processor (i) established in the E.U. or (ii) offering goods or services to E.U. individuals, or monitoring their behavior within the E.U., regardless of the controller’s or processor’s location. The GDPR implements stringent operational requirements for controllers and processors of personal data, including, for example, the implementation of transparent information for data subjects regarding the processing of their personal data, appropriate legal basis for the processing of personal data, which may include the obtaining of valid consent in certain circumstances, expanded individual data subject rights, limitations on retention of personal data, increased requirements pertaining to data security and confidentiality, mandatory data breach notification to the competent supervisory authority and higher standards for controllers and processors to demonstrate their compliance with the GDPR through appropriate documentation. The GDPR provides that E.U. Member States may supplement the GDPR with their own additional laws and regulations in relation to certain processing of personal data, in particular regarding sensitive personal data, (e.g., genetic, biometric or health data), which could result in differences between E.U. Member States, limit our ability to collect, use and share such personal data or cause our costs to increase, and harm our reputation, business and financial condition. Failure to comply with the GDPR may result in fines up to the higher of €20,000,000 or 4% of total worldwide annual revenue of the preceding financial year and other administrative penalties. The GDPR may increase our responsibility and liability in relation to health data and other personal data that we may collect and process, and we may be required to implement additional measures in an effort to comply with the GDPR and with other laws, rules, regulations and standards in the E.U., including those of E.U. Member States, relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable E.U. laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business.
In July 2020, the European Court of Justice (ECJ) invalidated the E.U.-U.S. Privacy Shield, which had enabled the transfer of personal data from the E.U. to the U.S. for companies that had self-certified to the Privacy Shield. While we did not rely on the Privacy Shield, the ECJ decision also raised questions about the continued validity of the European Commission’s then in effect Standard Contractual Clauses, on which we relied.
The EC has presented a new set of Standard Contractual Clauses, to be included in agreements involving personal data transfers outside the E.U. In addition, in July 2023, the European Commission adopted its adequacy decision for the E.U.-U.S. Data Privacy Framework (DPF). U.S. companies with the DPF certification can lawfully transfer personal data from the E.U. to the U.S. without additional transfer mechanisms. However, the validity of such mechanism is currently challenged by NYOB, an Austrian non-profit organization seeking to enforce digital rights (particularly privacy, and data protection rights) in the E.U. In addition, E.U. regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the Standard Contractual Clauses. Uncertainty regarding the validity of the existing transfer mechanisms could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and cause us to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the E.U. to the U.S. for conducting our business activities.

Risks related to intellectual property and other legal matters
Our rights to develop and commercialize our products are subject, in part, to the terms and conditions of licenses or sublicenses granted to us by other pharmaceutical companies.
Our rights to our product portfolio are based, in part, on patents and other intellectual property licensed from third parties. These third parties may generally terminate the license agreements under certain circumstances, including a material breach of the agreement by the other. In the event we terminate our license, or if the third party terminates our license due to our breach, rights to the intellectual property revert back to the licensor. Any termination or reversion of our rights to develop or commercialize our products would have a material adverse effect on our business.
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
Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable and/or not infringed. In December 2022, the Delaware District Court ruled in favor of Teva and Apotex in our patent litigation relating to their filing of ANDAs for generic versions of HETLIOZ® in the U.S. We appealed the decision to the Federal Circuit, and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S Supreme Court to review the Federal Circuit’s decision. In April 2024, the U.S. Supreme Court denied our petition. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for additional information.
Alternatively, our competitors may seek approval to market their own products similar to, or otherwise competitive with, our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.
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
Even where laws provide protection or we are able to obtain patents, costly and time-consuming litigation may be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property rights against our competitors could provoke them to bring counterclaims against us, and some of our competitors have substantially greater intellectual property portfolios than we have. To counter infringement or unauthorized use of any patents we may obtain, we may be required to file infringement claims, which can be expensive and time-consuming to litigate. In addition, if we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering one of our products, current product candidates, or one of our future products, the defendant could counterclaim that the patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace and challenges to validity of patents in certain foreign jurisdictions are common as well. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the U.S. Patent and Trademark Office (USPTO), or made a materially misleading statement, during prosecution. We may assert the patents in Hatch-Waxman litigation against the party filing the ANDA to keep the competing product off of the market until the patents expire but there is a risk that we will not succeed. The party filing the ANDA may also counterclaim in the litigation that our patents are not valid or unenforceable, and the court may find one or more claims of our patents invalid or unenforceable. If this occurs, a competing generic product could be marketed prior to expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book,” which would harm our business.
We have been and continue to be involved in a number of lawsuits with a variety of generic drug manufacturers who have filed ANDAs relating to certain of our patents. In December 2022, the Delaware District Court ruled in favor of Teva and Apotex in our patent litigation relating to their filing of ANDAs for generic versions of HETLIOZ® in the U.S. We appealed the decision to the Federal Circuit, and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S Supreme Court to review the Federal Circuit’s decision. In April 2024, the U.S. Supreme Court denied our petition. We have also filed Hatch-Waxman lawsuits in U.S. District Court for the District of New Jersey against each of Teva and Apotex and in the U.S. District Court for the Southern District of Florida against Apotex, in each case, asserting infringement of U.S. Patent No. 11,285,129, which is a method of administration patent that was not litigated in the prior litigation. The New Jersey cases have been transferred to the Delaware District Court, where they remain pending, and the Florida case was voluntarily dismissed. We have also filed patent infringement lawsuits against each of Teva and Apotex in the U.S. District Court for the District of Delaware, in each case, asserting infringement of U.S. Patent No. 11,918,556 another method of administration patent that was not litigated in the prior litigation. We have also filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. A trial is scheduled to begin on June 15, 2026, and a 30-month stay is in place until December 3, 2026. We also have Orphan Drug Exclusivity for HETLIOZ LQ® until December 1, 2027, thus no ANDAs for generic HETLIOZ LQ® can be approved prior to December 1, 2027. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for additional information.
If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products, our business will be harmed.
The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. The Fanapt® U.S. New Chemical Entity (NCE) patent, the primary patent covering the product as a new composition of matter, received the full five-year patent term extension under the Hatch-Waxman Act and so this patent in the U.S. expired in November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the USPTO. This patent, which was listed in the Orange Book in January 2015, is set to expire in 2027. Additional U.S. patents directed to methods of treating patients with Fanapt®, which are set to expire between 2025 and 2031, were issued to us in 2015. The HETLIOZ® U.S. NCE patent received the full five-year patent term extension under the Hatch-Waxman Act and so, assuming that we continue to have rights under our license agreement with respect to this product, this patent in the U.S. expired in December 2022. We also own HETLIOZ® U.S. method of treatment patents (directed to the approved method of treatment as described in the HETLIOZ® label approved by the FDA), which expire normally between 2033 and 2041, and drug substance patents that expire in 2035. Additionally, the USPTO has issued a drug formulation patent for HETLIOZ LQ® that will expire in 2040. With respect to PONVORY®, term extension of the NCE patent pursuant to the Hatch-Waxman Act was granted on January 31, 2025 and received the full five-year patent term extension, extending the term of this patent to November 2029. The USPTO has granted additional patents, including a further patent directed to a crystalline form of the active ingredient in PONVORY®, which will expire in May 2032 in view of awarded patent term adjustment. The USPTO has also issued four method of treatment patents for PONVORY®, one of which expired in November 2024, and the remaining three expiring between December 2025 and October 2042. Also, a number of patent applications covering further methods of treatment remain pending at the USPTO.
In December 2022, the Delaware District Court ruled in favor of Teva and Apotex in our patent litigation relating to their filing of ANDAs for generic versions of HETLIOZ® in the U.S. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” each of which is incorporated herein by reference, for additional information.
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
Generic company competitors have received FDA approval of generic versions of HETLIOZ® in the U.S., which has harmed our business. We have not prevailed in our litigation against these competitors to date, and if additional efforts to protect our patents are unsuccessful, our business will be further harmed.
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
If an application for a generic version of a branded product or a Section 505(b)(2) application relies on a prior FDA finding of safety and effectiveness of a previously-approved product, including an alternative strength thereof, the applicant is required to certify to the FDA concerning any patents listed for the referenced product in the Orange Book. Specifically, the applicant must certify in the application that:
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
Between April 2018 and March 2021, we filed numerous Hatch-Waxman lawsuits in the Delaware District Court against Teva, Apotex and MSN asserting that U.S. Patent Nos. RE46,604 (‘604 Patent) , 9,060,995, 9,539,234, 9,549,913, 9,730,910 (‘910 Patent), 9,844,241, 10,071,977, 10,149,829 (‘829 Patent), 10,376,487 (‘487 Patent), 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 would be infringed by their generic versions of HETLIOZ®, for which they were seeking FDA approval. In January 2022, we entered into a license agreement with MSN and Impax resolving the lawsuits against MSN. The license agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date we obtain pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. The license agreement also provides that MSN and Impax may launch a generic version of HETLIOZ® earlier under certain limited circumstances. In January 2023, MSN and its commercial partner, Amneal Pharmaceuticals, Inc., informed us of their belief that such circumstances have occurred and have since launched their generic version. We disagreed with this position and sought to defend our legal rights to exclusivity for HETLIOZ®. The consolidated lawsuits against Teva and Apotex went to trial in March 2022.
In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe the ‘604 Patent, and that the asserted claims of the ‘604 Patent, ‘910 Patent, ‘829 Patent and ‘487 Patent were invalid. We appealed the decision to the Federal Circuit and in May 2023, a three-judge panel of the Federal Circuit affirmed the Delaware District Court’s ruling. In August 2023, the Federal Circuit denied our request for a rehearing. In January 2024, we filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Federal Circuit’s decision. In April 2024, the U.S. Supreme Court denied our petition.
We have also filed Hatch-Waxman lawsuits in U.S. District Court for the District of New Jersey against each of Teva and Apotex and in the U.S. District Court for the Southern District of Florida against Apotex, in each case, asserting infringement of U.S. Patent No. 11,285,129, a method of administration patent that was not litigated in the prior litigation. The

New Jersey cases have been transferred to the Delaware District Court, where they remain pending, and the Florida case was voluntarily dismissed. We have also filed patent infringement lawsuits against each of Teva and Apotex in the U.S. District Court for the District of Delaware, in each case, asserting infringement of U.S. Patent No. 11,918,556, another method of administration patent that was not litigated in the prior litigation. While we are pursuing additional remedies, we cannot be certain of the success, timing or efforts involved in connection with these efforts. If any of the generic manufacturers has adequate supply available and is successful, such generic competition in the short term could have a material and adverse impact on our revenues and our stock price.
We may also face challenges to the validity of our patents through a procedure known as inter partes review. Inter partes review is a trial proceeding conducted through the Patent Trial and Appeal Board, of the USPTO. Such a proceeding could be introduced against us within the statutory one-year window triggered by service of a complaint for infringement related to an ANDA filing or at any time by an entity not served with a complaint. Such proceedings may review the patentability of one or more claims in a patent on specified substantive grounds such as allegations that a claim is obvious on the basis of certain prior art.
We intend to continue to vigorously enforce our intellectual property rights relating to HETLIOZ®, but we cannot predict the outcome of the pending lawsuits, our appeal, or any subsequently filed lawsuits or inter partes review. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” each of which is incorporated herein by reference, for additional information.
Any significant degree of generic market entry would limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and our stock price. For example, our stock price suffered a significant decline following our announcement of the Delaware District Court’s ruling in favor of Teva and Apotex.
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
Our commercial success depends, in part, on our not infringing the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.
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

As described elsewhere in these risk factors and in Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, incorporated herein by reference, we have initiated lawsuits to enforce our patent rights against certain generic pharmaceutical companies.
General Risk Factors
Our stock price has been highly volatile and may be volatile in the future, and purchasers of our common stock could incur substantial losses.
The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2024 and December 31, 2024, the high and low sale prices of our common stock as reported on The Nasdaq Global Market varied between $3.46 and $6.75. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has, from time to time, experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.
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
We have been, and may in the future be, subject to litigation, which could harm our stock price, business, results of operations and financial condition.
We have been the subject of litigation in the past and may be subject to litigation in the future. In the past, following periods of volatility in the market price of their stock, many companies, including us, have been the subjects of securities class action litigation. Any such litigation can result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, results of operations and financial condition. For example, our stock price suffered a significant decline following our announcement of the Delaware District Court’s ruling in favor of Teva and Apotex. As a result of these factors, holders of our common stock might be unable to sell their shares at or above the price they paid for such shares.
If there are substantial sales of our common stock, our stock price could decline.
A small number of institutional investors and private equity funds hold a significant number of shares of our common stock. Sales by these stockholders of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.
In addition to our outstanding common stock, as of December 31, 2024, there were a total of 7,253,587 shares of our common stock that we have registered and are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our 2006 and 2016 Equity Incentive Plans. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.
If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by securities and industry analysts. If one or more analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, interest in the purchase of our stock could decrease, which could cause our stock price or trading volume to decline.
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
We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems have been and will continue to be attacked, including from service interruption or destruction, malicious intrusion, phishing, ransomware, nation-state attacks and random attack. Security breaches pose a risk that sensitive data, including intellectual property, trade secrets or personal information may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our cybersecurity controls may not function as intended or our logging may be insufficient to fully investigate an incident. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest in data protection and information technology, we may not be able to effectively prevent, detect or respond to data breaches, which could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm. In addition, the technologies we depend on may not operate as intended or generate intended efficiencies, which may similarly impact our business.
Our internal computer systems, or those of our collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.
Despite the implementation of security measures, our internal computer systems and those of our collaborators, CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Information security risks have significantly increased in recent years, in part, due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security breaches.
A system failure, accident or security breach could result in a material disruption of our independent drug development programs. For example, the loss of clinical trial data from ongoing or future clinical trials for any of our product candidates could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. Our information security systems are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information or personal health information, we could incur substantial liability, our reputation would be damaged and the further development of our product candidates could be delayed.
Natural disasters, public health crises, political crises, severe weather events, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact our ability to sell products.
An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems. We, our suppliers, third-party service providers and customers are vulnerable to damage from natural disasters, including fire, floods or monsoons, power loss, communications failures, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict and similar events. If any disaster were to occur, our ability to operate our business could be seriously, or potentially completely, impaired. In addition, the nature of our activities could cause significant delays in our research programs and commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C.	CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws and other litigation and legal risk and reputational risks. We have implemented several cybersecurity processes, technologies and controls to aid in our efforts to assess, identify and manage such material risks.
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
We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks. As part of this process, and our processes to provide for the availability of critical data and systems, maintain regulatory compliance, identify and manage our risks from cybersecurity threats and to protect against, detect and respond to cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, we undertake the below listed activities, among others:
•compare our processes to benchmark standards, such as those set by the National Institute of Standards and Technology (NIST);
•closely monitor emerging data protection laws and implement changes to our processes designed to comply;
•conduct annual customer data handling and use requirements training for employees;
•conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•through policy, practice and contract, as applicable, require employees, as well as third-parties who provide services on our behalf, to treat customer information and data with care;
•run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•conduct regular network and endpoint monitoring, vulnerability assessments, and penetration testing to improve our information systems, as such term is defined in Item 106(a) of Regulation S-K;
•leverage the NIST incident handling framework to help us govern, identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and
•carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.
Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
As part of the above processes, we may engage with assessors, consultants, auditors and other third-parties, including by having a third-party review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.
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
Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like risk management, business continuity planning, brand management, and other relevant matters.
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
Information with respect to this item may be found in Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on The Nasdaq Global Market under the symbol “VNDA.” As of February 7, 2025, there were ten holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the iShares Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2019 and its relative performance is tracked through December 31, 2024. The comparisons in the table are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock. We have never paid cash dividends to our stockholders and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

iShares Biotechnology Index
Nasdaq Composite Index
Vanda Pharmaceuticals Inc.
$250
$200
$150
$100
$50
$0
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K (Annual Report). This discussion and analysis generally addresses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report include historical information and other information with respect to our plans and strategy for our business and contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under Part I, Item 1A, Risk Factors, and elsewhere in this Annual Report.
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
Our commercial portfolio is currently comprised of three products: Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS) and PONVORY® for the treatment of relapsing forms of multiple sclerosis (RMS) including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, we have a number of drugs and/or indications for current products in development, including:
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia;
•BysantiTM (milsaperidone), the active metabolite of Fanapt® (iloperidone), for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia and major depressive disorder (MDD);
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, pediatric insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•PONVORY® (ponesimod) for the treatment of psoriasis and ulcerative colitis;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness and atopic dermatitis;
•Imsidolimab, an IL-36R antagonist, for the treatment of generalized pustular psoriasis (GPP);
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
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, for the treatment of social/performance anxiety and psychiatric disorders; and
•Antisense oligonucleotide (ASO) molecules, including VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene and VGT-1849A for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy.

Operational Highlights
Fanapt®
•Fanapt® was approved in the second quarter of 2024 for the acute treatment of bipolar I disorder. We initiated the commercial launch of Fanapt® in this indication in the third quarter of 2024. In the fourth quarter of 2024, as compared to the fourth quarter of 2023, new patient starts, as reflected by new to brand prescriptions (NBRx), increased by over 160% and Fanapt® net product sales increased by 18%.
•We initiated a Phase III program for the long acting injectable (LAI) formulation of Fanapt® in the fourth quarter of 2024.
•We plan to initiate a study of the Fanapt® LAI as a once-a-month injectable for the treatment of hypertension to address both treatment resistance and treatment compliance.
•We submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in the fourth quarter of 2024 for Fanapt® for bipolar I disorder and schizophrenia.
BysantiTM
•We expect to submit a New Drug Application (NDA) for Bysanti™ to the FDA for the treatments of acute bipolar I disorder and schizophrenia in the first quarter of 2025. Exclusivity, including pending patent applications, could extend into the 2040s.
•We initiated a Phase III clinical study for Bysanti™ as a once-daily adjunctive treatment for MDD in the fourth quarter of 2024. Results are expected in 2026.
HETLIOZ®
•We have initiated clinical programs for HETLIOZ® in pediatric insomnia and DSPD and these programs are ongoing.
•Our MAA for HETLIOZ® and HETLIOZ LQ® for SMS is pending with the EMA.
PONVORY®
•We initiated the commercial launch of PONVORY® for the treatment of relapsing forms of multiple sclerosis in the third quarter of 2024.
•Investigational New Drug (IND) applications for PONVORY® in the treatments of psoriasis and ulcerative colitis were accepted by the FDA in the fourth quarter of 2024.
Tradipitant
•The NDA for tradipitant for the treatment of motion sickness was submitted to the FDA in the fourth quarter of 2024.
•We initiated a clinical trial to study tradipitant in the prevention of vomiting induced by a GLP-1 analog, Wegovy (semaglutide), in the fourth quarter of 2024.
•We have accepted the opportunity for a hearing with the FDA on the approvability of the NDA for tradipitant for the treatment of symptoms of gastroparesis.
Imsidolimab
•In February 2025, we announced that we entered into an exclusive, global license agreement with AnaptysBio, Inc. (Anaptys) for the development and commercialization of imsidolimab (IL-36R antagonist mAb). We expect to initiate and complete the technology transfer activities in 2025 and immediately begin preparing the Biologics License Application (BLA) and MAA for GPP for the US and EU. The imsidolimab BLA for GPP is expected to be submitted to the FDA in 2025.
Early-Stage Program Highlights
•VQW-765, an alpha-7 nicotinic acetylcholine receptor partial agonist, is currently in clinical development for the treatment of acute performance anxiety in social situations. We expect to initiate a Phase III program in 2025.

•The IND application for VCA-894A in the treatment of CMT2S, an inherited peripheral neuropathy for which there is no available treatment, was accepted by the FDA in 2024. Previously in 2023, VCA-894A was granted Orphan Drug Designation for the same indication. The Phase I clinical study for VCA-894A expects to enroll the patient by mid-2025.
•In December 2024, we announced that the FDA has granted Orphan Drug Designation for VGT-1849A, a selective ASO-based JAK2 inhibitor for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy that is estimated to affect 1 in 2,000 Americans.
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing Fanapt® and HETLIOZ® in the U.S. and Europe and PONVORY® in the U.S and Canada, on our ability, alone or with others, to complete the development of our products and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks that are detailed in Part I, Item 1A, Risk Factors, of this Annual Report.
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
A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2024 included in this Annual Report. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results as they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements, and we have accordingly included them in this discussion.
Revenue from net product sales. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue when control of the product is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer. Sales tax, value-added taxes and usage-based taxes are excluded from revenues.
Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through a limited number of specialty distributors and specialty pharmacies. We invoice and record revenue when our customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., we have a distribution agreement for the commercialization of Fanapt® in Israel and sell HETLIOZ® in Germany. Receivables are carried at transaction price, net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
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

During the year ended December 31, 2024, we constrained the variable consideration for HETLIOZ® net product sales. The constrained revenue relates to the uncertainties of payor utilization, patient demand and chargeback and rebate amounts, including Medicaid, related to the elevated levels of inventory on hand at the specialty pharmacies.
Reserves for variable consideration are classified as product revenue allowances on the Consolidated Balance Sheets, with the exception of prompt-pay discounts, which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, which are expected to be billed on an annual basis beginning in 2025, and product returns that are resolved during the product expiry period specified in the customer contract. Due to increased inventory stocking at specialty pharmacy customers of HETLIOZ® in 2024 and 2023, the time it takes to resolve these uncertainties could be longer than we have historically experienced. We currently record sales allowances for the following:
•Prompt-pay: Wholesalers, specialty pharmacies and specialty distributors, our direct customers, are generally offered discounts for prompt payment. We expect that these direct customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized.
•Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors, including the Medicare Part D inflationary rebate effective October 1, 2022. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid and Medicare. The allowances for rebates are based on statutory or contracted discount rates and estimated patient utilization.
•Chargebacks: Chargebacks are discounts that occur when contracted indirect customers purchase directly from wholesalers, specialty pharmacies and specialty distributors. Contracted indirect customers, which currently consist primarily of Public Health Service institutions and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The wholesaler, specialty pharmacy or specialty distributor, in turn, charges back the difference between the price initially paid by the wholesaler, specialty pharmacy or specialty distributor and the discounted price paid to the wholesaler, specialty pharmacy or specialty distributor by the contracted customer.
•Medicare Part D rebates: The Medicare Part D prescription drug benefit requires manufacturers to fund approximately 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients for applicable drugs. We account for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D rebates are based, in part, on historical activity and, where available, actual and pending prescriptions when we have validated the insurance benefits. Beginning January 1, 2025, the Medicare Part D coverage gap discount program was replaced with a new discounting program under the Inflation Reduction Act of 2022. The Medicare Part D benefit redesign is expected to result in higher discounts for our Medicare payor segment relative to the current Medicare Part D prescription drug coverage gap discount program. Under the redesigned Medicare Part D program, applicable drugs dispensed to applicable beneficiaries will be subject to manufacturer discounts of 10% during the initial coverage phase and 20% during the catastrophic coverage phase. Manufacturers may be eligible for phase-in of discounts, such as for applicable beneficiaries who are Low Income Subsidy (LIS) eligible under section 1860D-14(a) of the Social Security Act. We are a specified manufacturer whose applicable drugs for applicable beneficiaries who are LIS eligible will be subject to lower applicable discounts during the phase-in period.
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
•Product returns: We generally offer direct customers a limited right to return, as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned products to be resalable. There was no right of return asset as of December 31, 2024 or 2023.
The following table summarizes sales discounts and allowance activity as of and for the years ended December 31, 2024, 2023 and 2022:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2021	31,854	9,601	41,455
Provision related to current period sales	92,109	30,636	122,745
Adjustments for prior period sales	(2,647)	1,396	(1,251)
Credits/payments made	(83,857)	(31,609)	(115,466)
Balances at December 31, 2022	37,459	10,024	47,483
Provision related to current period sales	85,916	28,488	114,404
Adjustments for prior period sales	(267)	276	9
Credits/payments made	(82,957)	(28,361)	(111,318)
Balances at December 31, 2023	40,151	10,427	50,578
Provision related to current period sales	82,233	33,449	115,682
Adjustments for prior period sales	(3,246)	3	(3,243)
Credits/payments made	(69,199)	(31,488)	(100,687)
Balances at December 31, 2024	$49,939	$12,391	$62,330
The provision for rebates and chargebacks of $82.2 million and $85.9 million for the years ended December 31, 2024 and 2023, respectively, and their ending balances at December 31, 2024 and 2023, primarily represent Medicaid rebates. The provision for discounts, returns and other of $33.4 million and $28.5 million for the years ended December 31, 2024 and 2023, primarily represents wholesaler distribution fees applicable to sales of Fanapt® and estimated product returns of Fanapt®, and co-pay assistance costs and prompt pay discounts applicable to the sales of all of our commercial products. The ending balances of discounts, returns and other as of December 31, 2024 and 2023 primarily represent estimated product returns of Fanapt® and wholesaler distribution fees applicable to sales of Fanapt®.
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

Clinical trials are inherently complex, often involve multiple service providers and can include payments made to investigator physicians at study sites. Because billing for services often lags delivery of service by a substantial amount of time, we are often required to estimate a significant portion of our accrued clinical expenses. Our assessments include, but are not limited to: (i) an evaluation by the project manager of the work that has been completed during the period, (ii) measurement of progress prepared internally and/or provided by the third-party service provider, (iii) analyses of data that justify the progress, and (iv) management’s judgment. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high.
Intangible assets and impairment of long-lived assets. Our intangible assets consist of capitalized license costs for products approved by the FDA or costs to acquire already commercialized products. We amortize our intangible assets on a straight-line basis over the estimated useful economic life of the related product patents. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, a significant adverse change in legal or regulatory factors that could affect the value or patent life, including our ability to defend and enforce patent claims and other intellectual property rights, and significant negative industry or economic trends. When we determine that the carrying value of our intangible assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we measure any impairment based on the amount that carrying value exceeds fair value.
As a result of the unfavorable events and subsequent developments in the 2022 and 2023 related to the HETLIOZ® patent litigation (see Note 18, Legal Matters, to the consolidated financial statements included in Part II, Item 8 of this Annual Report) we performed impairment reviews for our HETLIOZ® asset group in those years and determined, based upon our review of undiscounted cash flows, that the carrying value of our HETLIOZ® asset group, inclusive of the intangible asset, is recoverable. Accordingly, we have not recorded an intangible asset impairment charge in any period. The litigation and subsequent developments do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, the litigation and subsequent events do not relate to the HETLIOZ LQ® oral suspension formulation. Our expected cash flows continue to support our estimated useful economic life of the intangible asset through 2035.
Income taxes. We assess the need for a valuation allowance against our deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. In 2024, we generated our first pretax loss since 2017, largely due to expenditures on the commercial launches of Fanapt® in bipolar I disorder and PONVORY® in RMS. Projected taxable income includes significant assumptions related to revenue, which could be affected by the success of the commercial launches of Fanapt® in bipolar I disorder and PONVORY® in RMS and HETLIOZ® generic competition, commercial and research and development activities, and our ability to obtain regulatory approval from the FDA for products or new indications in development, among other factors. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. As of December 31, 2024, after considering all available positive and negative evidence, we concluded, consistent with prior periods, that it was more likely than not that substantially all of our deferred tax assets in the U.S. are realizable in future periods. We maintain a valuation allowance against certain state net deferred tax assets. If our results are not in line with our projections or if our projections change, the conclusion about the appropriateness of the valuation allowance could change in a future period. An increase in the valuation allowance would result in a non-cash income tax expense during the period of change. Any such adjustment could have a material impact on our results of operations.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information on recent accounting pronouncements.
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, including activities related to Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults which was approved in April 2024 and acquired rights to PONVORY® in the U.S. and Canada in December 2023, the impact of the Medicare Part D benefit redesign effective January 1, 2025 under the Inflation Reduction Act of 2022, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property.
For HETLIOZ®, the FDA has approved ANDAs for Teva and Apotex, both of which have since launched their generic versions of HETLIOZ® at risk in the U.S. In December 2022, the U.S. District Court for the District of Delaware (Delaware District Court) ruled in favor of Teva and Apotex in our patent litigation relating to their filing of ANDAs for generic versions of HETLIOZ® in the U.S. The Federal Circuit affirmed this ruling, and the U.S. Supreme Court denied our petition for a writ of certiorari in April 2024. The FDA has also approved the ANDA for MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (MSN). The license agreement that we entered into when we settled our patent litigation with MSN (MSN/Impax License Agreement) grants MSN and Impax Laboratories LLC (Impax) a non-exclusive license to manufacture and commercialize MSN’s generic version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date we obtain pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035, or earlier under certain limited circumstances. In January 2023, MSN and its commercial partner, Amneal Pharmaceuticals, Inc., informed us of their belief that such circumstances had occurred and have since launched their generic version. In April 2024, we filed litigation against MSN, Impax, and Amneal alleging fraudulent inducement of the license agreement. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report. HETLIOZ® could face even more competition from other generic companies in the U.S. in the near term in light of the patent litigation rulings against us. In addition, sales of generic versions of HETLIOZ® have resulted in and could continue to result in a reduction in the demand for HETLIOZ® and/or the price at which we can sell it and/or create volatility in net product sales in future periods, which could have a material impact on our revenues and results of operations.
On September 18, 2024, the FDA declined to approve our NDA of tradipitant for the treatment of symptoms in gastroparesis, providing us with a Complete Response Letter (CRL). We will continue to pursue the marketing authorization for tradipitant and will continue to support the expanded access program that is currently serving several dozen patients with gastroparesis.
Year ended December 31, 2024 compared to year ended December 31, 2023
Revenues. Total revenues increased by $6.1 million, or 3%, to $198.8 million for the year ended December 31, 2024 compared to $192.6 million for the year ended December 31, 2023. The impact of the Medicare Part D benefit redesign under the Inflation Reduction Act of 2022, which begins January 1, 2025, is uncertain and will affect all of our products. Revenues may decline in future periods, potentially significantly, as a result of the Medicare Part D program benefit redesign. Revenue from net product sales were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	Net Change	Percent
Fanapt® net product sales	$94,297	$90,873	$3,424	4%
HETLIOZ® net product sales	76,675	100,167	(23,492)	(23)%
PONVORY® net product sales	27,800	1,600	26,200	1638%
Total net product sales	$198,772	$192,640	$6,132	3%
Fanapt® net product sales increased by $3.4 million, or 4%, to $94.3 million for the year ended December 31, 2024 compared to $90.9 million for the year ended December 31, 2023. The increase to net product sales was attributable to an increase in price net of deductions and volume. We initiated the commercial launch of Fanapt® for bipolar I disorder in adults in the third quarter of 2024.
HETLIOZ® net product sales decreased by $23.5 million, or 23%, to $76.7 million for the year ended December 31, 2024 compared to $100.2 million for the year ended December 31, 2023. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price, net of deductions, including the impact of changes in constrained revenue. Our HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated throughout 2024. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of reduction of the elevated inventory levels at specialty pharmacy customers or may be variable depending upon when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to continued generic competition in the U.S. We constrained HETLIOZ® net product sales for the years ended December 31, 2024 and 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the year ended December 31, 2024 related to change in estimates on revenue constrained during 2023 was $1.3 million. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
In December 2023, we completed the acquisition of the U.S. and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company. PONVORY® net product sales were $27.8 million for the year ended December 31, 2024 and $1.6 million for the year ended December 31, 2023, which reflects sales during the post-acquisition period. We initiated the commercial launch of PONVORY® in RMS in the third quarter of 2024. During the fourth quarter of 2024, we recognized approximately $3.0 million of variable consideration that may be subject to dispute but that we believe is not probable of significant revenue reversal.
Cost of goods sold. Cost of goods sold decreased by $3.5 million, or 24%, to $11.3 million for the year ended December 31, 2024 compared to $14.8 million for the year ended December 31, 2023. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and ended in April 2024. There were no-third party royalty costs on net sales of PONVORY®. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $2.0 million of Fanapt® product, $7.3 million of HETLIOZ® product and $0.2 million of PONVORY® product as of December 31, 2024. Our inventory balance consisted of $3.0 million of Fanapt® product and $7.2 million of HETLIOZ® product as of December 31, 2023.
Research and development expenses. Research and development expenses decreased by $2.4 million, or 3%, to $74.4 million for the year ended December 31, 2024 compared to $76.8 million for the year ended December 31, 2023. The decrease was primarily due to a decrease associated with our Fanapt®, tradipitant and other development programs, which include expenses incurred on product discovery such as ASO, partially offset by an increase in expenses associated with our PONVORY® and CFTR development programs.
The following table summarizes the costs of our product development initiatives for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2024	2023
Direct project costs (1)
Fanapt®	$9,401	$11,306
Milsaperidone	6,872	6,186
HETLIOZ®	10,528	8,978
PONVORY®	5,300	839
Tradipitant	23,608	32,781
CFTR	6,344	1,490
VTR-297	2,642	1,595
VQW-765	743	988
Other	1,272	4,844
Total direct project costs	66,710	69,007
Indirect project costs (1)
Stock-based compensation	2,960	3,323
Other indirect overhead	4,761	4,493
Total indirect project costs	7,721	7,816
Total research and development expense	$74,431	$76,823
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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $33.5 million, or 30%, to $146.4 million for the year ended December 31, 2024 compared to $112.9 million for the year ended December 31, 2023. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on commercial activities related to our commercial launches of Fanapt® in bipolar disorder and PONVORY® in RMS, as well as legal and other corporate activities. During 2024, we commenced a host of commercial activities as part of our commercial launches of Fanapt® in bipolar disorder and PONVORY® in RMS, including an expansion of our sales force and the development of prescriber awareness and comprehensive marketing programs. Selling, general and administrative expenses may increase in future periods as a result of these ongoing commercial launches, which were initiated in the third quarter of 2024.
Intangible asset amortization. Intangible asset amortization was $7.3 million for the year ended December 31, 2024 compared to $2.1 million for the year ended December 31, 2023. Amortization expense increased in 2024 due to amortization on the intangible asset from the rights to PONVORY® in the U.S. and Canada which were acquired in December 2023.
Other income, net. Other income, net was $17.7 million for the year ended December 31, 2024 compared to $20.3 million for the year ended December 31, 2023. Other income primarily consists of investment income on our marketable securities.
Provision for income taxes. We recorded an income tax benefit of $4.0 million and provision for income taxes of $3.8 million for the years ended December 31, 2024 and 2023, respectively. Our income tax expense or benefit is determined by applying the statutory tax rates in jurisdictions where we operate to each period’s income before income taxes. Adjustments are made for permanent differences in taxability or deductibility of pretax items as well as for other items, such as tax credits that are generated from our research and development activities. See Note 15, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
Liquidity and Capital Resources
As of December 31, 2024, our total cash and cash equivalents and marketable securities were $374.6 million compared to $388.3 million at December 31, 2023. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government-sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of December 31, 2024 and 2023 are summarized as follows:

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$102,316	$135,821
Marketable securities:
U.S. Treasury and government agencies	227,830	185,115
Corporate debt	44,497	67,328
Total marketable securities	272,327	252,443
Total cash, cash equivalents and marketable securities	$374,643	$388,264
As of December 31, 2024, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.

In the normal course of our business, we regularly enter into agreements with third-party vendors under fee service arrangements which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination. Our non-cancellable purchase commitments for agreements longer than one year primarily relate to commitments for data services. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase commitments, are cancellable in nature or contain variable commitment terms within the agreement that are within our control.
We also have long-term contractual obligations related to our leases and license agreements. See Note 8, Leases, and Note 11, Commitments and Contingencies, respectively, to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about these commitments.
We do not have any off-balance sheet arrangements.
Based on our current operating plans, which include costs and expenses in connection with our U.S. commercial activities, continued clinical development of tradipitant and our other products, pursuit of regulatory approval of tradipitant, pursuit of further regulatory approvals for our currently approved products, and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
We may need or desire to obtain additional capital to finance our operations through debt, equity or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant liens on certain of our assets that may limit our flexibility and debt securities may be convertible into common stock. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings may also significantly dilute the ownership of our existing stockholders. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.
Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Net Change
Net cash provided by (used in):
Operating activities:
Net income (loss)	$(18,900)	$2,509	$(21,409)
Non-cash charges	9,701	11,039	(1,338)
Net change in operating assets and liabilities	(6,558)	(747)	(5,811)
Operating activities	(15,757)	12,801	(28,558)
Investing activities:
Asset acquisition	(4,229)	(100,665)	96,436
Purchases of property and equipment	(490)	(383)	(107)
Net purchases, sales and maturities of marketable securities	(12,711)	88,992	(101,703)
Investing activities	(17,430)	(12,056)	(5,374)
Financing activities:
Principal payments on finance leases	(155)	—	(155)
Financing activities	(155)	—	(155)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(163)	47	(210)
Net change in cash, cash equivalents and restricted cash	$(33,505)	$792	$(34,297)

Operating Activities. Cash flows used in operating activities during the year ended December 31, 2024 were $15.8 million, a decrease of $28.6 million compared to cash provided by operating activities of $12.8 million during the year ended December 31, 2023. The decrease reflects a decrease of $21.4 million in net income, a decrease of $1.3 million in non-cash charges primarily due to an increase in deferred income taxes, partially offset by higher intangible asset amortization due to the PONVORY® acquisition, and a decrease of $5.8 million from the net change in operating assets and liabilities. The decrease from net change in operating assets and liabilities includes an increase in accounts receivable, product revenue allowances, and prepaid expenses due to timing.
Investing Activities. Cash flows used in investing activities during the year ended December 31, 2024 were $17.4 million, a decrease in cash of $5.4 million compared to $12.1 million during the year ended December 31, 2023.
Financing Activities. Financing activities include principal payments for our finance lease liabilities and exercise of stock options. Cash flows provided by financing activities during the year ended December 31, 2024 were $0.2 million. There were no principal payments on finance leases during the year ended December 31, 2023 or exercises of stock options during the years ended December 31, 2024 and 2023.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2024, the end of the period covered by this annual report on Form 10-K (Annual Report), to ensure that the information required to be disclosed by us in the reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. Furthermore, during the fiscal quarter ended December 31, 2024, we did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item will be contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required under this item will be contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item will be contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Incentive Plans

Information regarding securities authorized for issuance under equity incentive plans will be contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item will be contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this item will be contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
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

Vanda Pharmaceuticals Inc.

February 14, 2025	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 14, 2025
Mihael H. Polymeropoulos, M.D.

/s/ Kevin Moran	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2025
Kevin Moran

/s/ Richard W. Dugan	Lead Independent Director	February 14, 2025
Richard W. Dugan

/s/ Anne Sempowski Ward	Director	February 14, 2025
Anne Sempowski Ward

/s/ Phaedra Chrousos	Director	February 14, 2025
Phaedra Chrousos

/s/ Stephen Ray Mitchell	Director	February 14, 2025
Stephen Ray Mitchell

/s/ Tage Honoré	Director	February 14, 2025
Tage Honoré

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vanda Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Allowances for the Medicaid Drug Rebate Program
As described in Note 2 to the consolidated financial statements, the allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid and Medicare. Allowances for rebates are based upon the insurance benefits of the end customer, which are estimated using historical activity. The allowance for rebates is based on statutory or contracted discount rates and estimated patient utilization. The Company has recorded product revenue allowances of $60.9 million as of December 31, 2024, of which a significant portion relates to allowances for Medicaid drug rebates.
The principal considerations for our determination that performing procedures relating to the allowances for the Medicaid Drug Rebate Program is a critical audit matter are (i) the significant judgment by management due to the significant measurement uncertainty when developing the estimate of the allowances and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating assumptions related to historical activity, statutory or contracted discount rates, and estimated patient utilization.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowances for the Medicaid Drug Rebate Program. These procedures also included, among others, (i) developing an independent estimate of the allowances for Medicaid drug rebates by utilizing third-party information related to patient utilization and historical activity; (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate; and (iii) testing, on a sample basis, rebate claims processed by the Company, including evaluating those claims for consistency with the statutory or contractual terms of the Medicaid Drug Rebate Program.
Income Taxes - Realizability of U.S. Federal Deferred Tax Assets
As described in Note 15 to the consolidated financial statements, the Company has approximately $81.4 million of net deferred tax assets as of December 31, 2024, of which a significant portion relates to the U.S. federal jurisdiction. The Company assesses the need for a valuation allowance against its deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. As of December 31, 2024, after considering all available positive and negative evidence, including but not limited to cumulative income in recent periods, historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company concluded, consistent with prior periods, that it is more likely than not that substantially all of its deferred tax assets in the U.S. are realizable in future periods.
The principal considerations for our determination that performing procedures relating to the realizability of U.S. federal deferred tax assets is a critical audit matter are (i) the significant judgment by management in determining whether the U.S. federal deferred tax assets are more likely than not to be realized in the future and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the realizability of U.S. federal deferred tax assets.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the realizability of U.S. federal deferred tax assets, including controls over projected results, including projected pretax income. These procedures also included, among others, (i) evaluating the positive and negative evidence available to support management’s assessment of the realizability of U.S. federal deferred tax assets; (ii) testing the completeness and accuracy of underlying data used in management’s assessment; and (iii) evaluating the reasonableness of management’s projected results, including projected pretax income. Evaluating the reasonableness of management’s projected results of the Company involved considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) the consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia
February 14, 2025
We have served as the Company’s auditor since 2003.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$102,316	$135,821
Marketable securities	272,327	252,443
Accounts receivable, net	47,101	34,155
Inventory	1,726	1,357
Prepaid expenses and other current assets	15,420	9,170
Total current assets	438,890	432,946
Property and equipment, net	2,132	2,037
Operating lease right-of-use assets	5,602	7,103
Finance lease right-of-use assets	4,943	—
Intangible assets, net	114,096	121,369
Deferred tax assets	81,440	75,000
Non-current inventory and other	9,101	9,985
Total assets	$656,204	$648,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,086	$38,460
Product revenue allowances	60,895	49,237
Total current liabilities	99,981	87,697
Operating lease non-current liabilities	4,944	7,006
Finance lease non-current liabilities	3,146	—
Other non-current liabilities	9,587	8,827
Total liabilities	117,658	103,530
Commitments and contingencies (Notes 11 and 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,310,644 and 57,534,499 shares issued and outstanding at December 31, 2024 and 2023, respectively	58	58
Additional paid-in capital	712,706	700,274
Accumulated other comprehensive income (loss)	74	(30)
Accumulated deficit	(174,292)	(155,392)
Total stockholders’ equity	538,546	544,910
Total liabilities and stockholders’ equity	$656,204	$648,440
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2024	2023	2022
Revenues:
Net product sales	$198,772	$192,640	$254,382
Total revenues	198,772	192,640	254,382
Operating expenses:
Cost of goods sold excluding amortization	11,314	14,796	24,282
Research and development	74,431	76,823	85,770
Selling, general and administrative	146,414	112,883	136,485
Intangible asset amortization	7,273	2,090	1,516
Total operating expenses	239,432	206,592	248,053
Income (loss) from operations	(40,660)	(13,952)	6,329
Other income, net	17,739	20,291	4,971
Income (loss) before income taxes	(22,921)	6,339	11,300
Provision (benefit) for income taxes	(4,021)	3,830	5,025
Net income (loss)	$(18,900)	$2,509	$6,275
Net income (loss) per share:
Basic	$(0.33)	$0.04	$0.11
Diluted	$(0.33)	$0.04	$0.11
Weighted average shares outstanding:
Basic	58,149,087	57,380,975	56,461,877
Diluted	58,149,087	57,557,911	56,983,171
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income (loss)	$(18,900)	$2,509	$6,275
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(34)	28	(39)
Change in net unrealized gain (loss) on marketable securities	178	1,461	(1,271)
Tax benefit (provision) on other comprehensive income (loss)	(40)	(326)	292
Other comprehensive income (loss), net of tax	104	1,163	(1,018)
Comprehensive income (loss)	$(18,796)	$3,672	$5,257
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2021	55,900,855	$56	$669,223	$(175)	$(164,176)	$504,928
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	882,909	1	733	—	—	734
Stock-based compensation expense	—	—	16,279	—	—	16,279
Net income	—	—	—	—	6,275	6,275
Other comprehensive loss, net of tax	—	—	—	(1,018)	—	(1,018)
Balances at December 31, 2022	56,783,764	57	686,235	(1,193)	(157,901)	527,198
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	750,735	1	(1)	—	—	—
Stock-based compensation expense	—	—	14,040	—	—	14,040
Net income	—	—	—	—	2,509	2,509
Other comprehensive income, net of tax	—	—	—	1,163	—	1,163
Balances at December 31, 2023	57,534,499	58	700,274	(30)	(155,392)	544,910
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	776,145	—	—	—	—	—
Stock-based compensation expense	—	—	12,432	—	—	12,432
Net loss	—	—	—	—	(18,900)	(18,900)
Other comprehensive income, net of tax	—	—	—	104	—	104
Balances at December 31, 2024	58,310,644	$58	$712,706	$74	$(174,292)	$538,546
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$(18,900)	$2,509	$6,275
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	859	920	1,217
Stock-based compensation	12,432	14,040	16,279
Amortization of premiums and accretion of discounts on marketable securities	(6,994)	(8,799)	(2,963)
Loss (gain) on sales of marketable securities	—	655	—
Intangible asset amortization	7,273	2,090	1,516
Deferred income taxes	(6,482)	(1,286)	1,130
Other non-cash adjustments, net	2,613	3,419	2,456
Changes in operating assets and liabilities:
Accounts receivable	(13,012)	(707)	(1,089)
Prepaid expenses and other assets	(6,816)	8,523	(6,136)
Inventory	(29)	(771)	(4,479)
Accounts payable and other liabilities	1,708	(10,984)	11,793
Product revenue allowances	11,591	3,192	5,985
Net cash provided by (used in) operating activities	(15,757)	12,801	31,984
Cash flows from investing activities
Asset acquisition	(4,229)	(100,665)	—
Purchases of property and equipment	(490)	(383)	(679)
Purchases of marketable securities	(364,773)	(512,606)	(349,258)
Sales and maturities of marketable securities	352,062	601,598	399,862
Net cash provided by (used in) investing activities	(17,430)	(12,056)	49,925
Cash flows from financing activities
Principal payments on finance leases	(155)	—	—
Proceeds from exercise of stock options	—	—	734
Net cash provided by (used in) financing activities	(155)	—	734
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(163)	47	265
Net change in cash, cash equivalents and restricted cash	(33,505)	792	82,908
Cash, cash equivalents and restricted cash
Beginning of year	136,290	135,498	52,590
End of year	$102,785	$136,290	$135,498
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Organization and Presentation
Business Organization
Vanda Pharmaceuticals Inc. (the Company or Vanda) is a global biopharmaceutical company focused on the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. The Company commenced its operations in 2003.
The Company’s commercial portfolio is currently comprised of three products: Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS) and PONVORY® for the treatment of relapsing forms of multiple sclerosis (RMS) including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease. HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, the Company has a number of drugs and/or additional indications for current products in development, including:
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia;
•BysantiTM (milsaperidone), the active metabolite of Fanapt® (iloperidone), for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia and major depressive disorder (MDD);
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, pediatric insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•PONVORY® (ponesimod) for the treatment of psoriasis and ulcerative colitis;
•Tradipitant (VLY-686), a small molecule neurokinin-1 (NK-1) receptor antagonist, for the treatment of gastroparesis, motion sickness and atopic dermatitis;
•Imsidolimab, an IL-36R antagonist, for the treatment of generalized pustular psoriasis (GPP);
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
•VQW-765, a small molecule nicotinic acetylcholine receptor partial agonist, for the treatment of social/performance anxiety and psychiatric disorders; and
•Antisense oligonucleotide (ASO) molecules, including VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene and VGT-1849A for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All intercompany accounts and transactions have been eliminated in consolidation.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. Management continually re-

evaluates its estimates, judgments and assumptions, and management’s evaluation could change. Actual results could differ from those estimates under different assumptions or conditions.
Cash, Cash Equivalents and Restricted Cash
For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash equivalents represent highly-liquid investments with a maturity date of three months or less at the date of purchase. Cash and cash equivalents include investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Restricted cash relates primarily to amounts held as collateral for letters of credit for office space leases at the Company’s Washington, D.C. headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$102,316	$135,821
Restricted cash included in non-current inventory and other	469	469
Total cash, cash equivalents and restricted cash	$102,785	$136,290
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
Inventory
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life, taking into account all possible alternative uses for the inventory available in the ordinary course of business. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage and generic competition. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory levels are evaluated for the amount of inventory that would be sold within one year. At certain times, the level of inventory can exceed the forecasted level of cost of goods sold for the next 12 months. The Company classifies the estimate of such inventory as non-current.

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
See Note 3, PONVORY® Acquisition, for further discussion of the Company’s acquisition of the United States (U.S.) and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company, which the Company accounted for as an asset acquisition under ASC 805-50.
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
Useful lives for acquired intangible assets accounted for under ASC 805 are generally estimated based on the market participant methodology. For intangible assets related to PONVORY®, the estimated useful life is through 2042, which is the estimated economic useful life of the related acquired product patents. Intangible assets related to Fanapt® have been fully amortized on a straight-line basis to 2016. The Fanapt® transaction represented reacquired rights, and therefore did not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031.
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

Leases
The Company determines if an arrangement contains a lease at inception. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. When the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including publicly available data for instruments with similar characteristics, to determine the present value of lease payments. The Company does not combine lease and non-lease elements for office or vehicle leases.
Impairment of Long-Lived Assets
The Company evaluates if events and circumstances have occurred that indicate the remaining estimated useful life of its long-lived assets may warrant revision or that the remaining balance of these assets may not be recoverable. In evaluating for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. In the event that the balance of any asset exceeds the future undiscounted or discounted cash flow estimate, impairment is recognized based on the excess of the carrying amounts of the asset above its estimated fair value. No impairment was recognized for the years ended December 31, 2024, 2023 and 2022.
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

Revenue from Net Product Sales
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company recognizes revenue when control of the product is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer. Sales taxes, value-added taxes, and usage-based taxes are excluded from revenues.
The Company’s net product sales consist of sales of Fanapt®, HETLIOZ® and PONVORY®. Net sales by product for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Fanapt® net product sales	$94,297	$90,873	$94,727
HETLIOZ® net product sales	76,675	100,167	159,655
PONVORY® net product sales	27,800	1,600	—
Total net product sales	$198,772	$192,640	$254,382
The Company’s HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated throughout 2024. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of reduction of the elevated inventory levels at specialty pharmacy customers or may be variable depending upon when specialty pharmacy customers need to purchase again. Further,

HETLIOZ® net product sales will likely decline in future periods, potentially significantly, related to continued generic competition in the U.S. The Company constrained HETLIOZ® net product sales for the years ended December 31, 2024 and 2023 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the year ended December 31, 2024 related to changes in estimates on revenue constrained during 2023 was $1.3 million. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved. The Company's PONVORY® net product sales for the year ended December 31, 2024 include approximately $3.0 million of variable consideration that may be subject to dispute but that the Company believes is not probable of significant revenue reversal.
Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through a limited number of specialty distributors and specialty pharmacies. The Company invoices and records revenue when its customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., the Company has a distribution agreement for the commercialization of Fanapt® in Israel and sells HETLIOZ® in Germany. Receivables are carried at transaction price, net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
The following table presents each major customer that represented more than 10% of total revenues for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Percent of Net Product Sales	2024	2023	2022
Customer A	21%	15%	*
Customer B	17%	14%	11%
Customer C	16%	15%	11%
Customer D	15%	16%	13%
Customer E	*	20%	36%
Customer F	*	*	16%
Total net product sales from major customers	69%	80%	87%
*Represents less than 10% of respective balance.
The following table presents each major customer that represented more than 10% of accounts receivable, net, as of December 31, 2024 and 2023:

	December 31,
Percent of Accounts Receivable, Net	2024	2023
Customer A	21%	34%
Customer B	27%	16%
Customer C	18%	21%
Customer D	*	19%
Customer E	18%	*
Customer F	*	*
Total accounts receivable, net from major customers	84%	90%
*Represents less than 10% of respective balance.

The transaction price is determined based upon the consideration to which the Company will be entitled in exchange for transferring product to the customer. The Company’s product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, the Company’s estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which the Company has validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. If actual results in the future vary from the Company’s estimates, it adjusts its estimates in the period identified, which would affect net product sales in the period such variances become known. During the year ended December 31, 2024, the Company constrained the variable consideration for HETLIOZ® net product sales. The constrained revenue relates to the uncertainties of payor utilization, patient demand and chargeback and rebate amounts, including Medicaid, related to the elevated levels of inventory on hand at the specialty pharmacies.
Reserves for variable consideration are classified as product revenue allowances on the Consolidated Balance Sheets, with the exception of prompt-pay discounts which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, which are expected to be billed on an annual basis beginning in 2025, and product returns that are resolved during the product expiry period specified in the customer contract. Due to increased inventory stocking at specialty pharmacy customers of HETLIOZ® in 2024 and 2023, the time it takes to resolve these uncertainties could be longer than the Company has historically experienced. The Company currently records sales allowances for the following:
•Prompt-pay: Wholesalers, specialty pharmacies and specialty distributors, the Company’s direct customers, are generally offered discounts for prompt payment. The Company expects that these direct customers will earn prompt payment discounts and, therefore, deducts the full amount of these discounts from total product sales when revenues are recognized.
•Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors, including the Medicare Part D inflationary rebate effective October 1, 2022. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid and Medicare. The allowances for rebates are based on statutory or contracted discount rates and estimated patient utilization.
•Chargebacks: Chargebacks are discounts that occur when contracted indirect customers purchase directly from wholesalers, specialty pharmacies and specialty distributors. Contracted indirect customers, which currently consist primarily of Public Health Service institutions and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The wholesaler, specialty pharmacy or specialty distributor, in turn, charges back the difference between the price initially paid by the wholesaler, specialty pharmacy or specialty distributor and the discounted price paid to the wholesaler, specialty pharmacy or specialty distributor by the contracted customer.
•Medicare Part D Rebates: The Medicare Part D prescription drug benefit requires manufacturers to fund approximately 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients for applicable drugs. The Company accounts for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D rebates are based, in part, on historical activity and, where available, actual and pending prescriptions when the Company has validated the insurance benefits. Beginning January 1, 2025, the Medicare Part D coverage gap discount program was replaced with a new discounting program under the Inflation Reduction Act of 2022. The Medicare Part D benefit redesign is expected to result in higher discounts for our Medicare payor segment relative to the current Medicare Part D prescription drug coverage gap discount program. Under the redesigned Medicare Part D program, applicable drugs dispensed to applicable beneficiaries will be subject to manufacturer discounts of 10% during the initial coverage phase and 20% during the catastrophic coverage phase. Manufacturers may be eligible for phase-in of discounts, such as for applicable beneficiaries who are Low Income Subsidy (LIS) eligible under section 1860D-14(a) of the Social

Security Act. The Company is a specified manufacturer whose applicable drugs for applicable beneficiaries who are LIS eligible will be subject to lower applicable discounts during the phase-in period.
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
•Product Returns: The Company generally offers direct customers a limited right to return, as contractually defined with its customers. The Company considers several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. The Company does not expect returned products to be resalable. There was no right of return asset as of December 31, 2024 or 2023. The following table summarizes activity for product returns as of and for the years ended December 31, 2024, 2023 and 2022, all of which relates to sales of Fanapt®:

(in thousands)	Reserve for Product Returns
Balances at December 31, 2021	$4,551
Additions	4,332
Credits/payments	(3,739)
Balances at December 31, 2022	5,144
Additions	3,001
Credits/payments	(2,934)
Balances at December 31, 2023	5,211
Additions	2,780
Credits/payments	(3,060)
Balances at December 31, 2024	$4,931
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries, other employee-related costs and stock-based compensation, and facilities and third-party expenses. Selling, general and administrative expenses are associated with the activities of the corporate, finance, accounting, information technology, business development, commercial support, trade and distribution, sales, marketing, legal, medical affairs and human resource functions. Additionally, selling, general and administrative expenses include an estimate for the annual Affordable Care Act fee.
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
Advertising Expense
The Company expenses the costs of advertising, including branded promotional expenses, as incurred. Branded advertising expenses, recorded in selling, general and administrative expenses, were $1.9 million, $0.5 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Transactions denominated in currencies other than functional currency are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the Consolidated Balance Sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other income and were not material for the years ended December 31, 2024, 2023 and 2022, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss (NOL) carryforwards and tax credits that can be utilized in the future to offset taxable income. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Interest and penalties related to income taxes are recognized as a component of income tax expense in the Consolidated Statements of Operations, and cumulative accrued interest and penalties are recognized within the related liability line items in the Consolidated Balance Sheets.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly rated financial institutions. At December 31, 2024, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. The adoption of this standard for the year ended December 31, 2024 did not have a material impact on the Company’s consolidated financial results, but resulted in enhanced disclosures as included in Note 17, Segments.
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

3. PONVORY® Acquisition
On December 7, 2023, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) to acquire the U.S. and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company, and the closing of the transaction took place simultaneously with signing. PONVORY® is a once-daily oral selective sphingosine-1-phosphate receptor 1 modulator, indicated to treat adults with relapsing forms of multiple sclerosis, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease. The total consideration for the acquisition was $104.9 million consisting of cash paid to Janssen and acquisition-related transaction costs. The Purchase Agreement includes customary representations, warranties and covenants, as well as standard mutual indemnities covering losses arising from any material breach of the Purchase Agreement or inaccuracy of representations and warranties. Janssen has agreed to indemnify the Company against losses arising from its activities prior to the closing, and the Company has agreed to indemnify Janssen against losses arising from the Company’s activities pertaining to PONVORY® after the closing. Simultaneously and in connection with the Purchase Agreement, the parties also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during a transition period, Janssen will continue PONVORY® operations. The Company announced in May 2024 that ownership of the U.S. New Drug Application (NDA) and Investigational New Drug applications for PONVORY® had been transferred to Vanda from a Johnson & Johnson Company, fully allowing the Company to commercialize PONVORY® in the U.S.
The acquisition of PONVORY® has been accounted for as an asset acquisition in accordance with ASC 805-50 because substantially all of the fair value of the assets acquired is concentrated in a single asset, the PONVORY® product rights. The PONVORY® products rights consist of certain patents and trademarks, regulatory approvals, marketing assets, and other records, and are considered a single asset as they are inextricably linked. The total consideration of $104.9 million was fully allocated to the acquired intangible asset for the U.S. and Canadian rights to PONVORY®. The straight-line method is used to amortize the intangible asset, as disclosed in Note 9, Intangible Assets.
4. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2024, which all have contractual maturities of less than two years:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$227,720	$371	$(261)	$227,830
Corporate debt	44,506	9	(18)	44,497
Total marketable securities	$272,226	$380	$(279)	$272,327
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
5. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of December 31, 2024 and 2023 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2024, as follows:

		Fair Value Measurement as of December 31, 2024 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$227,830	$227,830	$—	$—
Corporate debt	44,497	—	44,497	—
Total assets measured at fair value	$272,327	$227,830	$44,497	$—
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2023, as follows:

		Fair Value Measurement as of December 31, 2023 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$209,103	$209,103	$—	$—
Corporate debt	107,108	—	107,108	—
Total assets measured at fair value	$316,211	$209,103	$107,108	$—
Total assets measured at fair value as of December 31, 2024 include no cash equivalents. Total assets measured at fair value as of December 31, 2023 include $63.8 million cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities and product revenue allowances, the carrying values of which materially approximate their fair values.
6. Inventory
Inventory consisted of the following as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Current assets
Work-in-process	$—	$27
Finished goods	1,726	1,330
Total inventory, current	$1,726	$1,357
Non-Current assets
Raw materials	$934	$934
Work-in-process	6,236	7,177
Finished goods	617	737
Total inventory, non-current	7,787	8,848
Total inventory	$9,513	$10,205
The Company’s inventory balance consisted of $2.0 million of Fanapt® product, $7.3 million of HETLIOZ® product and $0.2 million of PONVORY® product as of December 31, 2024. The Company’s inventory balance consisted of $3.0 million of Fanapt® product and $7.2 million of HETLIOZ® product as of December 31, 2023.
7. Property and Equipment
The following is a summary of the Company’s property and equipment, at cost, as of December 31, 2024 and 2023:

(in thousands)	Estimated Useful Life (Years)	December 31, 2024	December 31, 2023
Computer and other equipment	3	$6,734	$6,284
Furniture and fixtures	5 - 7	1,497	1,496
Leasehold improvements	5 - 11	5,468	5,438
Total property and equipment, gross		13,699	13,218
Accumulated depreciation and amortization		(11,567)	(11,181)
Total property and equipment, net		$2,132	$2,037
Depreciation expense was $0.9 million, $0.9 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
8. Leases
The Company’s long-term leases primarily include operating leases and subleases for office space in Washington, D.C. and London, England and vehicle finance leases for its fleet program. The Company recognized ROU assets and lease liabilities related to fixed payments for these long-term leases in its Consolidated Balance Sheets as of December 31, 2024 and 2023. The Company also has short-term leases, including office space in Berlin, Germany.
In June 2011, the Company entered into an operating lease agreement under which it leases 33,534 square feet of office space for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. Subject to the prior rights of other tenants, the Company has the right to renew the lease for five years following its expiration in July 2028. As of December 31, 2024, the renewal period has not been included in the lease term. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The lease may be terminated early by the Company or the landlord under certain circumstances.
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
In August 2024, the Company entered into a master lease agreement for vehicles to be utilized by the Company’s sales force. The individual car leases commence upon delivery of the vehicles, which began in the fourth quarter of 2024, and were determined to be finance leases upon lease commencement. The contractual period of each lease is three years.

The following is a summary of the Company’s ROU assets and lease liabilities as of December 31, 2024 and 2023:

(in thousands)	Classification on the Balance Sheet	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$5,602	$7,103
Finance lease assets	Finance lease right-of-use assets	4,943	—
Total lease assets		$10,545	$7,103

Liabilities
Operating lease current liabilities	Accounts payable and accrued liabilities	$2,456	$2,398
Finance lease current liabilities	Accounts payable and accrued liabilities	1,814	—
Operating lease non-current liabilities	Operating lease non-current liabilities	4,944	7,006
Finance lease non-current liabilities	Finance lease non-current liabilities	3,146	—
Total lease liabilities		$12,360	$9,404

Weighted average remaining lease term, operating leases		3.3	4.3
Weighted average discount rate, operating leases		8.2%	8.2%
Weighted average remaining lease term, finance leases		2.9	—
Weighted average discount rate, finance leases		6.4%	—%
The components of lease expense for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost:
Fixed lease cost	$2,223	$2,216	$2,226
Short-term lease cost	426	396	389
Finance lease cost:
Amortization	171	—	—
Interest	32	—	—
Total lease costs	$2,852	$2,612	$2,615

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,723	$2,659	$2,581
Operating cash flows from finance leases	32	—	—
Financing cash flows from finance leases	155	—	—
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	5,114	—	—
The table below reconciles the Company’s future cash obligations to lease liabilities recorded on the balance sheet as of December 31, 2024:

(in thousands)	Operating Leases	Finance Leases
2025	$2,792	$1,877
2026	2,409	1,877
2027	2,159	1,689
2028	1,099	—
2029	—	—
Thereafter	—	—
Total minimum lease payments	8,459	5,443
Less: amount of lease payments representing interest	(1,059)	(483)
Present value of future minimum lease payments	7,400	4,960
Less: current obligations under leases	(2,456)	(1,814)
Lease non-current liabilities	$4,944	$3,146
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
The following is a summary of the Company’s amortizing intangible assets as of December 31, 2024:

		December 31, 2024
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$17,400	$15,600
PONVORY®	2042	104,894	6,398	98,496
Total amortizing intangible assets		$137,894	$23,798	$114,096
The following is a summary of the Company’s amortizing intangible assets as of December 31, 2023:

		December 31, 2023
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$15,937	$17,063
PONVORY®	2035	104,894	588	104,306
Total amortizing intangible assets		$137,894	$16,525	$121,369
As of December 31, 2024 and 2023, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®. Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
HETLIOZ®	$1,463	$1,502	$1,516
PONVORY®	5,810	588	—
Total amortization expense	$7,273	$2,090	$1,516
The following is a summary of the future intangible asset amortization schedule as of December 31, 2024:

(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
HETLIOZ®	$15,600	$1,463	$1,463	$1,463	$1,463	$1,463	$8,285
PONVORY®	98,496	5,544	5,544	5,544	5,544	5,544	70,776
Total amortization expense	$114,096	$7,007	$7,007	$7,007	$7,007	$7,007	$79,061
10. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Research and development expenses	$11,962	$15,691
Consulting and other professional fees	9,226	4,404
Compensation and employee benefits	8,465	6,413
Operating lease liabilities	2,456	2,398
Finance lease liabilities	1,814	—
Royalties payable	1,665	2,409
Accounts payable and other accrued liabilities	3,498	7,145
Total accounts payable and accrued liabilities	$39,086	$38,460
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of December 31, 2024, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 9, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales decreased from 10% to 5% in December 2022. This U.S. royalty ended in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of December 31, 2024, the Company has paid Lilly $5.0 million in upfront fees and development milestones, including a $2.0 million milestone paid to Lilly during the year ended December 31, 2023 for the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.). As of December 31, 2024, remaining milestone obligations include $10.0 million and $5.0 million milestones for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Imsidolimab. In January 2025, the Company entered into an exclusive global license agreement with Anaptys under which it acquired the worldwide rights to develop, manufacture, and commercialize imsidolimab, an IL-36R antagonist. Under the terms of the agreement, the Company made an upfront payment of $10 million to Anaptys and an additional $5 million for existing drug supply. Anaptys is eligible to receive up to $35 million in future regulatory approval and sales milestones. Additionally, the Company is obligated to pay Anaptys a 10% royalty on global net sales of imsidolimab. The Company is obligated to use its commercially reasonable efforts to develop and commercialize imsidolimab.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of December 31, 2024, the Company has paid UCSF $1.6 million in upfront fees and development milestones. As of December 31, 2024, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
VQW-765. In connection with a settlement agreement with Novartis relating to Fanapt®, the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765, a Phase II alpha-7 nicotinic acetylcholine receptor partial agonist. Pursuant to the license agreement, the Company is obligated to use its commercially reasonable efforts to develop and commercialize VQW-765 and is responsible for all development costs. The Company has no milestone obligations, but Novartis is eligible to receive tiered-royalties on net sales at percentage rates up to the mid-teens.
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
Purchase Commitments
In the normal course of its business, the Company regularly enters into agreements with third-party vendors under fee service arrangements, which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. The Company’s non-cancellable purchase commitments for agreements longer than one year primarily relate to commitments for data services. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase commitments, are cancellable in nature or contain variable commitment terms within the agreement that are within our control.
12. Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows for the years ended December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Foreign currency translation	$(13)	$21
Unrealized gain (loss) on marketable securities	87	(51)
Accumulated other comprehensive income (loss)	$74	$(30)
13. Stock-Based Compensation
As of December 31, 2024, there were 7,253,587 shares subject to outstanding options and RSUs under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 15,690,000 shares of common stock authorized for issuance under the 2016 Plan, 4,725,935 shares of which remained available for future grant as of December 31, 2024.
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
As of December 31, 2024, $2.9 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 0.8 years. No option awards are classified as a liability as of December 31, 2024.
A summary of option activity under the Plans for the year ended December 31, 2024 is as follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,792,506	$12.95	6.00	$—
Granted	190,514	5.41
Expired	(379,439)	12.02
Outstanding at December 31, 2024	4,603,581	12.71	5.60	—
Exercisable at December 31, 2024	3,778,833	13.73	5.05	—
Vested and expected to vest at December 31, 2024	4,560,920	12.76	5.58	—
The weighted average grant-date fair value of options granted was $2.95, $3.53 and $5.18 per share for the years ended December 31, 2024, 2023 and 2022, respectively. There were no options exercised for the year ended December 31, 2024 and 2023. The total intrinsic value of options exercised was $1.6 million for the year ended December 31, 2022. There were no proceeds from the exercise of stock options for the year ended December 31, 2024 and 2023. Proceeds from the exercise of stock options amounted to $0.7 million for the year ended December 31, 2022.
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
As of December 31, 2024, $11.4 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.6 years. No RSUs are classified as a liability as of December 31, 2024.

A summary of RSU activity for the Plans for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,905,310	$10.87
Granted	1,652,903	4.48
Forfeited	(132,062)	7.91
Vested	(776,145)	11.54
Unvested at December 31, 2024	2,650,006	6.82
The weighted average grant-date fair value of RSUs granted was $4.48, $6.96 and $11.24 per share for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of the RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $9.0 million, $11.3 million, and $11.6 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2024, 2023 and 2022 was comprised of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Research and development	$2,960	$3,323	$3,964
Selling, general and administrative	9,472	10,717	12,315
Total stock-based compensation expense	$12,432	$14,040	$16,279
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	—%	—%	—%
Weighted average expected volatility	50%	47%	46%
Weighted average expected term (years)	6.27	6.16	6.05
Weighted average risk-free rate	4.52%	3.89%	2.03%
14. Employee Benefit Plan
The Company has a defined contribution plan under IRC Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches fifty percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a 4-year period and amounted to $1.0 million, $1.0 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
15. Income Taxes
The following is a summary of the domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$(23,042)	$6,184	$11,216
Foreign	121	155	84
Total income (loss) before income taxes	$(22,921)	$6,339	$11,300
The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$1,654	$2,577	$—
State	749	2,447	3,710
Foreign	58	91	185
Deferred
Federal	(4,760)	(2,240)	1,238
State	(1,719)	970	(111)
Foreign	(3)	(15)	3
Provision (benefit) for income taxes	$(4,021)	$3,830	$5,025
The Company assesses the need for a valuation allowance against its deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. As of December 31, 2024, after considering all available positive and negative evidence, including but not limited to cumulative income in recent periods, historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company concluded, consistent with prior periods, that it is more likely than not that substantially all of its deferred tax assets in the U.S. are realizable in future periods. The Company maintains a valuation allowance against certain state net deferred tax assets.
The Company generated a pretax loss for the year ended December 31, 2024. If the Company continues to generate pretax losses and/or if the Company’s projections indicate pretax losses in future periods, the conclusion about the appropriateness of the valuation allowance could change in a future period. An increase in the valuation allowance would result in a non-cash income tax expense during the period of change. The analysis to determine that a valuation allowance is necessary is highly dependent upon historical and future projected earnings, among other factors. Any such adjustment could have a material impact on the Company’s results of operations.

The following is a reconciliation between the federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Federal tax at statutory rate	21.0%	21.0%	21.0%
State taxes	4.3%	5.0%	4.8%
Change in valuation allowance	(1.5)%	22.6%	1.0%
Research and development credit	12.8%	(69.3)%	(25.9)%
Orphan drug credit	1.0%	(4.5)%	(0.9)%
Section 162(m) limitation	(4.5)%	17.2%	9.4%
Other tax rate changes	(0.5)%	(23.4)%	1.7%
Other changes in state deferred taxes	1.0%	12.7%	—%
Uncertain tax positions	(5.9)%	41.0%	24.5%
Stock-based compensation	(7.1)%	30.2%	5.8%
Settlements	(0.1)%	2.7%	2.6%
Non-deductible items	(2.6)%	5.5%	0.3%
Other items	(0.3)%	(0.3)%	0.2%
Effective tax rate	17.6%	60.4%	44.5%

The following is a summary of the components of the Company’s net deferred tax assets and the related tax valuation allowance as of December 31, 2024 and 2023.

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carryforwards	$5,962	$5,897
Stock-based compensation	3,606	4,187
Accrued expenses	2,113	1,453
Allowance for returns and credit losses	1,716	1,748
Research and development and orphan drug credit carryforwards	36,214	38,559
Capitalized research and development expenses	38,393	29,036
Other	4,537	5,037
Total deferred tax assets	92,541	85,917
Deferred tax liabilities
Intangible assets	(961)	(812)
Other	(1,253)	(1,558)
Total deferred tax liabilities	(2,214)	(2,370)
Deferred tax assets, net	90,327	83,547
Less: Valuation allowance	8,887	8,547
Net deferred tax assets	$81,440	$75,000
The following is a summary of changes in the Company’s tax valuation allowance for the years ended December 31, 2024, 2023 and 2022:

(in thousands)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended
December 31, 2024	$8,547	$340	$—	$8,887
December 31, 2023	7,136	1,411	—	8,547
December 31, 2022	7,025	111	—	7,136
The Company has NOL and other tax credit carryforwards in several jurisdictions. As of December 31, 2024 and 2023, the Company had utilized all of its federal NOL carryforwards. As of December 31, 2024 the Company has deferred tax assets of $18.3 million and $17.9 million related to U.S. federal and state research and development credits and orphan drug credits, respectively. Both of these tax attributes will begin to expire in 2031. In addition, the Company has $6.0 million of deferred tax assets relating to other U.S. NOL carryforwards, which primarily relate to the District of Columbia. NOLs for the District of Columbia will begin to expire in 2032 and state NOLs will begin to expire in 2034.
Cash paid for income taxes was $2.4 million and $3.6 million for the years ended December 31, 2024 and 2023. Cash paid for income taxes for the year ended December 31, 2022 was not material. Cash taxes beginning in 2023 include federal tax payments as a result of utilizing the Company’s remaining federal net operating loss carryover. For federal tax purposes, utilization of the Company’s tax credits is limited to 75 percent of federal income tax each year.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Unrecognized tax benefits at the beginning of the year	$18,312	$15,485	$12,935
Increases (decreases) related to prior year tax positions	(159)	919	(75)
Increases related to current year tax positions	742	2,003	2,895
Settlements	—	—	(270)
Statute lapses	$(99)	$(95)	$—
Unrecognized tax benefits at the end of the year	$18,796	$18,312	$15,485
The amount of uncertain tax benefits that, if recognized, would impact the effective tax rate is $18.8 million. Unrecognized tax benefits are not expected to change materially over the next 12 months. Generally, the tax years 2021 through 2023 remain open to examination by the major taxing jurisdiction to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.
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

The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2024	2023	2022
Numerator:
Net income (loss)	$(18,900)	$2,509	$6,275
Denominator:
Weighted average shares outstanding, basic	58,149,087	57,380,975	56,461,877
Effect of dilutive securities	—	176,936	521,294
Weighted average shares outstanding, diluted	58,149,087	57,557,911	56,983,171
Net income (loss) per share, basic and diluted:
Basic	$(0.33)	$0.04	$0.11
Diluted	$(0.33)	$0.04	$0.11
Antidilutive securities excluded from calculations of diluted net income (loss) per share	6,493,140	6,464,057	4,786,891
The Company incurred a net loss for the year ended December 31, 2024 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
17. Segments
The Company operates in one reportable segment, which includes all activities related to the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), which is its chief executive officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets.
The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$198,772	$192,640	$254,382
Less:
Cost of goods sold, excluding amortization	11,314	14,796	24,282
Research and development	74,431	76,823	85,770
Selling, general and administrative	146,414	112,883	136,485
Intangible asset amortization	7,273	2,090	1,516
Other income	(17,739)	(20,291)	(4,971)
Provision (benefit) for income taxes	(4,021)	3,830	5,025
Net income (loss)	$(18,900)	$2,509	$6,275
Foreign sales were not material for each of the years ended December 31, 2024, 2023 and 2022.
18. Legal Matters
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
In January 2023, the Company filed a lawsuit in the NJ District Court against Teva challenging Teva’s advertising and marketing practices related to its at risk launch of its generic version of HETLIOZ® for the single indication of Non-24. The Company believes that Teva’s advertising and marketing practices related to its generic version of HETLIOZ® promote its product for uses beyond the limited labeling that Teva sought, and the FDA approved. The Company seeks to, among other things, enjoin Teva from engaging in false and misleading advertising and recover monetary damages. In December 2023, the case was transferred to the Delaware District Court following Teva’s motion to transfer and dismiss the case earlier that year. In February 2025, the Delaware District Court denied Teva’s motion to dismiss, allowing the Company’s lawsuit to proceed. The Company’s lawsuit remains pending.
In January 2023, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) against the FDA challenging the FDA’s approval of Teva’s Abbreviated New Drug Application (ANDA) for its generic version of HETLIOZ® capsules under the Administrative Procedure Act (APA), the Food, Drug, and Cosmetic Act (FDCA) and FDA regulations. Under the FDCA, every ANDA must contain information to show that the labeling proposed for the generic drug is the same as the labeling approved for the listed drug. The labeling and packaging for HETLIOZ® includes Braille, but Teva’s generic version does not. On this basis, the Company believes that Teva’s approved labeling does not comply with applicable requirements. The Company has asked the DC District Court to, among other things, vacate the FDA’s approval of Teva’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order Teva to recall its generic HETLIOZ® product. In February 2023, Teva intervened in the lawsuit as a defendant. In September 2023, the Company amended its lawsuit to request that the DC District Court set aside the FDA’s July 2023 denial of the Company’s citizen petition, originally filed with the FDA in January 2023. In April 2024, the Company filed a motion for summary judgment. In February 2025, the DC District Court denied the Company’s motion and granted the FDA and Teva’s cross motions for summary judgment. The Company is evaluating options with respect to this litigation.
In September 2023, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s approval of MSN’s ANDA for its generic version of HETLIOZ® capsules under the APA, the FDCA, FDA regulations and the Appointments Clause of the U.S. Constitution. The Company believes that MSN’s underlying approval data, particularly its bioequivalence studies, are faulty. On this basis, the Company asked the DC District Court to, among other things, vacate the

FDA’s approval of MSN’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious, is unconstitutional under the Appointments Clause, and compel the FDA to order MSN to recall its generic HETLIOZ® product. In December 2023, the Company filed a motion for summary judgment. In January 2024, the FDA opposed the Company’s motion and moved to waive the administrative record, following which the court held an oral argument on the cross-motions. The DC District Court issued an order compelling the FDA to serve the administrative record and set deadlines for further proceedings. In April 2024, the Company filed a motion for summary judgment. In July 2024, the DC District Court held an oral argument on the motion to dismiss that the FDA filed in January 2024, which the Company opposed in February 2024. In September 2024, the DC District Court granted in part the FDA’s motion to dismiss as to the Company’s APA claims and denied the FDA’s motion to dismiss as to the Company’s claims under the Appointments Clause. The Company’s lawsuit remains pending.
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
In December 2024, the Company filed a lawsuit in the Delaware District Court against each of Teva and Apotex in the Delaware District Court, in each case, asserting U.S. Patent No. 11,918,556 (‘556 Patent), a method of administration patent that was not litigated in the prior Delaware District Court cases, will be infringed by Teva’s and Apotex’s generic versions of HETLIOZ®, each of which was approved by the FDA. The Company has asked the Delaware District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine. The Company’s lawsuit remains pending.
HETLIOZ LQ®. In July 2024, the Company filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 (together, the Asserted Patents) will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. The Company has asked the Delaware District Court to, among other things, enter judgment that MSN has infringed at least one claim of each of the Asserted Patents by submitting or causing to be submitted its ANDA to obtain FDA approval for the commercial manufacture, use, import, offer for sale and/or sale in the U.S. of its generic version of HETLIOZ LQ® before the expiration of each of the Asserted Patents, enter judgment that the use of MSN’s generic version of HETLIOZ LQ® in the U.S. before the expiration of each of the Asserted Patents will directly infringe at least one claim of each of the Asserted Patents, order that the effective date of any approval by the FDA of MSN’s generic version of HETLIOZ LQ® be a date that is no earlier than the expiration of the last expiring Asserted Patent(s), or such later date as the Court may determine, enjoin MSN from the commercial manufacture, use, import, offer for sale and/or sale of its generic version of HETLIOZ LQ® until the expiration of each of the Asserted Patents or such later date as the Court may determine, and award monetary damages, to the extent applicable. The Company’s lawsuit remains pending, and a trial is scheduled to begin on June 15, 2026.
Other Matters. From April 2022 to July 2024, the Company filed eighteen lawsuits in the DC District Court against the FDA to compel the FDA to produce records under the Freedom of Information Act (FOIA) regarding, among other matters: the FDA’s denial of the Company’s supplemental New Drug Application (sNDA) for HETLIOZ® in the treatment of jet lag disorder; cases in which the FDA waived its putative requirement of a 9-month non-rodent toxicity study before drugs can be tested on human patients for extended durations; communications external to and within the FDA relating to tradipitant, HETLIOZ® and Fanapt®; a warning letter that the FDA sent to the Company concerning its webpages for HETLIOZ® and Fanapt®; the FDA’s removal of a clinical trials design presentation from its website; discipline reviews relating to the FDA’s evaluations of the Company’s sNDA for HETLIOZ® and a third-party sNDA for jet lag; internal standard operating procedures or guidance relating to the FDA’s processing of incoming FOIA requests; and bioequivalence and other study reports submitted relating to the FDA’s consideration of tasimelteon ANDAs. Eight of these lawsuits have since been resolved in the Company’s favor and the other ten remain outstanding. The FDA has failed to respond and provide the requested documents within the statutory timeframe with respect to each of these ten outstanding cases. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.
In April 2022, the Company filed a lawsuit in the U.S. District Court for the District of Maryland (MD District Court) against the Centers for Medicare & Medicaid Services (CMS) and the Administrator of CMS challenging CMS’ rule broadly interpreting the defined terms “line extension” and “new formulation” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), which went into effect in January 2022 (the Rule). The Company believes that the Rule is unlawful and contrary to the intent of Congress when it passed the ACA. Under the Rule, certain of the Company’s products would be treated as line extensions and new formulations subject to enhanced rebates, despite the statutory text and CMS’ own long-standing practice, under which such products would not constitute line extensions or new formulations. In March 2023, the MD District Court ruled that CMS’ interpretation of the terms was reasonable and consistent with Congress’ intent. In April 2023, the Company appealed the ruling to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit). In January 2024, the Fourth Circuit held an oral argument. In April 2024, the Fourth Circuit ruled against the Company. In September 2024, the Company filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Fourth Circuit’s decision. In January 2025, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari.
In May 2022, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s denial of Fast Track designation for tradipitant. In October 2021, the Company submitted to the FDA a request for Fast Track designation for tradipitant under the Food and Drug Administration Modernization Act of 1997 (FDAMA). The FDAMA provides for expedited development and review of drugs that receive Fast Track designation from the FDA. Under the FDAMA, the FDA must designate a drug as a Fast Track product if it both (1) is intended to treat a serious or life-threatening disease or condition and (2) demonstrates the potential to address unmet medical needs for such disease or condition. Although Fast Track designation is non-discretionary when the criteria are satisfied, the FDA denied the Company’s request for Fast Track designation. The Company does not believe that the FDA based its decision on the relevant criteria. Therefore, among other reasons, the Company maintains that the FDA’s denial is unlawful. The Company has asked the DC District Court to, among other things, set aside and vacate the FDA’s denial. An oral argument was held in January 2023. In August 2023, the DC District Court ruled against the Company. In September 2023, the Company appealed the ruling to the U.S. Court of Appeals for the District of Columbia Circuit and in September 2024, the Court of Appeals held an oral argument. In December 2024, the Court of Appeals affirmed the DC District Court’s ruling. The Company is currently evaluating options with respect to this litigation.
In September 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with two separate non-discretionary obligations under the FDCA and its implementing regulations: an obligation to publish a notice of an opportunity for a hearing on the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder in the Federal Register within 180 days of the filing of the sNDA, and a separate obligation to publish the same notice within 60 days of the request for a hearing. The FDA published the notice of an opportunity for a hearing on October 11, 2022. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted in part the Company’s motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve the Company’s application or commence a hearing on or before March 5, 2024. In March 2024, the Company and the FDA filed a consent motion for entry of final judgment in the Company’s favor on its Administrative Procedure Act claim for the FDA’s unreasonable delay in resolving the hearing request, following which the FDA refused to hold a hearing or approve the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder. The Company subsequently filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit (DC Circuit). Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. In January 2025, the DC Circuit held an oral argument. The Company’s petition remains pending.
In May 2023, the Company filed a lawsuit in the U.S. Court of Federal Claims (Federal Claims Court) against the federal government for the uncompensated taking and misuse of the Company’s trade secrets and confidential information. The Company believes that the FDA violated the Fifth Amendment’s due process clause by improperly providing confidential details from the Company’s drug master files for HETLIOZ® and Fanapt® to generic drug manufacturers during the FDA’s review of the manufacturers’ ANDAs. The Company has asked the Federal Claims Court to, among other things, declare that the FDA’s disclosure of the Company’s confidential commercial information constitutes a taking for purposes of the Fifth Amendment and award just compensation. The federal government filed a motion to dismiss the complaint, which the Company opposed. In January 2024, the Federal Claims Court held an oral argument on the motion to dismiss, following which the Federal Claims Court issued a decision denying in part the government’s motion, allowing the Company’s takings claim to proceed. In April 2024, the government filed a judgment on the pleadings, to which the Company opposed in July 2024 and the government replied in August 2024. In December 2024, the Federal Claims Court held an oral argument on the motion for judgment on the pleadings and in January 2025, the Federal Claims Court ruled against the Company. In February 2025, the Company appealed the ruling.
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
In March 2024, the Company filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit (DC Circuit) seeking review of the FDA’s final order refusing to hold a hearing or to approve the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder. Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. In January 2025, the DC Circuit held an oral argument. The Company’s petition remains pending.
On April 22, 2024, a purported stockholder of the Company filed a lawsuit in the Court of Chancery of the State of Delaware (Delaware Chancery Court) against the members of the Company’s board of directors and the Rights Agent, along with the Company as nominal defendant (collectively, the Defendants), captioned Steamfitters Local 449 Pension Fund v. Mihael H. Polymeropoulos, et al., CA No. 2024-0416-KSJM. The lawsuit contended, among other things, that the members of the Company’s board of directors breached their fiduciary duties in adopting the Rights Agreement. The lawsuit sought relief declaring, in part, that provisions of the Rights Agreement be deemed unenforceable and sought to enjoin the use of such provisions as well as damages, costs, and other remedies, and also sought to enjoin for 30 days the Company’s 2024 Annual Meeting of Stockholders (the Annual Meeting) that was held on May 17, 2024. At a hearing on May 7, 2024, the Delaware Chancery Court denied the plaintiff’s request to enjoin the Annual Meeting. A three-day trial in the case was scheduled to begin on November 4, 2024. On August 7, 2024, the Company amended the Rights Agreement to, among other things, clarify certain of the provisions that were the subject of the lawsuit. On August 12, 2024, the parties filed with the Delaware Chancery Court a stipulation and order dismissing the lawsuit with prejudice, pursuant to which, the plaintiff agreed that the amendment to the Rights Agreement mooted the plaintiff’s claims. The plaintiff filed a petition in the Delaware Chancery Court for an award of attorney’s fees and reimbursement of expenses, which the Company is opposing. In February 2025, the Delaware Chancery Court held a hearing, and a decision remains pending.
In August 2024, the Company filed a lawsuit against the FDA in the DC District Court challenging FDA decisionmakers’ authority under the Appointments Clause of the U.S. Constitution to render a decision on the Company’s new drug application for tradipitant to treat symptoms of gastroparesis. In September 2024, the Company filed a motion for a preliminary injunction to enjoin the FDA from subjecting the Company’s NDA for tradipitant for the treatment of symptoms of gastroparesis to a final decision prior to the PDUFA target date of September 18, 2024. In September 2024, the DC District Court denied the motion. The Company filed a motion for summary judgment in December 2024, and in January 2025, the FDA opposed the motion and cross-moved to dismiss and for summary judgment. The Company’s lawsuit remains pending.
In January 2025, the Company and a co-plaintiff filed a lawsuit against the FDA in the Middle District of Florida District Court (Florida District Court) challenging the FDA’s partial clinical hold preventing the Company from studying the effects of tradipitant for the prevention of motion sickness for more than 90 total doses per patient over a period of two years. The FDA based its partial clinical hold on the Company’s refusal to perform a repeat-dose toxicity study in a non-rodent species of at least a 6-month duration. However, under the FDA Modernization Act 2.0, nonclinical studies may include non-animal alternatives. The Company believes that the FDA’s basis for the partial clinical hold is contrary to law and in excess of the FDA’s statutory authority. The Company and co-plaintiff have asked the Florida District Court to, among other things, set aside the FDA’s partial clinical hold and declare the FDA’s partial clinical hold as unlawful. The Company’s lawsuit remains pending.

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

3.3
Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Vanda Pharmaceuticals Inc. (filed as Exhibit 3.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on April 17, 2024, and incorporated herein by reference).

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

4.3
Rights Agreement, dated as of April 17, 2024, by and between Vanda Pharmaceuticals Inc. and Equiniti Trust Company, LLC as rights agent (filed as Exhibit 4.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on April 17, 2024, and incorporated herein by reference).

4.4
Amendment No. 1 to the Rights Agreement, dated as of May 3, 2024, by and between Vanda Pharmaceuticals Inc. and Equiniti Trust Company, LLC, as rights agent (filed as Exhibit 4.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on May 3, 2024, and incorporated herein by reference).

4.5
Amendment No. 2 to the Rights Agreement, dated as of August 7, 2024, by and between Vanda Pharmaceuticals Inc. and Equiniti Trust Company, LLC, as rights agent (filed as Exhibit 4.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on August 8, 2024, and incorporated herein by reference).

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

Exhibit Number	Description
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

10.12‡
Manufacturing Agreement, dated January 24, 2014, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to HETLIOZ®) (filed as Exhibit 10.12 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 24, 2022 and incorporated herein by reference).

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

10.23†
Vanda Pharmaceuticals Inc. Amended and Restated 2016 Equity Incentive Plan, as amended effective as of May 17, 2024 (filed as Exhibit 10.1 to the registrant’s registration statement on Form S-8 (File No. 333-279591) on May 21, 2024 and incorporated herein by reference).

10.24†
UK Sub Plan under the Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.4 to the registrant’s registration statement on Form S-8 (File No. 333-218774) on June 15, 2017 and incorporated herein by reference).

10.25‡
Manufacturing Agreement, dated May 6, 2016, by and between Patheon Pharmaceuticals Inc. and the registrant (relating to Fanapt®) (filed as Exhibit 10.29 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 24, 2022 and incorporated herein by reference).

Exhibit Number	Description
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

10.38
License Agreement, dated January 13, 2022, by and among MSN Pharmaceuticals Inc., MSN Laboratories Private Limited, Impax Laboratories LLC and the registrant (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 6, 2022 and incorporated herein by reference).

10.39†
Form of Restricted Stock Unit Award Agreement for U.S. Employees under the Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.40†
Form of Restricted Stock Unit Award Agreement for Senior Management under the Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.41†
Form of Restricted Stock Unit Award Agreement for Outside Directors under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.42†
Form of Restricted Stock Unit Award Agreement for UK Employees under the UK Sub Plan under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

Exhibit Number	Description
10.43†
Form of Notice of Stock Option Grant and Stock Option Agreement for U.S. Employees under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.44†
Form of Notice of Stock Option Grant and Stock Option Agreement for Senior Management under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.45†
Form of Notice of Stock Option Grant and Stock Option Agreement for Outside Directors under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.46†
Form of Notice of Stock Option Grant and Stock Option Agreement for UK Employees under the UK Sub Plan under Amended and Restated 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on November 9, 2023 and incorporated herein by reference).

10.47‡
Asset Purchase Agreement, dated December 7, 2023, by and between Actelion Pharmaceuticals Ltd. and the registrant (filed as Exhibit 10.47 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 8, 2024 and incorporated herein by reference).

19.1*	Securities Trading Policy

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 10, 2021 and incorporated herein by reference).

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

97
Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to the registrant’s annual report on Form 10-K (File No. 001-34186) on February 8, 2024 and incorporated herein by reference).

101*
The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Indicates management contract or compensatory plan or arrangement.

‡	Portions of this exhibit have been omitted under rules of the Securities and Exchange Commission permitting the confidential treatment of select information.

*	Filed herewith.

**	Furnished herewith.