Form 10-Q
period 2025-03-31
Vanda Pharmaceuticals Inc.
filed 2025-05-08
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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

As of May 1, 2025, there were 58,934,482 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2025

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
We encourage you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this Quarterly Report. In addition to the risks described in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2024 and Item 1A, Risk Factors, of this Quarterly Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$111,796	$102,316
Marketable securities	229,112	272,327
Accounts receivable, net	44,603	47,101
Inventory	1,923	1,726
Prepaid expenses and other current assets	20,476	15,420
Total current assets	407,910	438,890
Property and equipment, net	2,439	2,132
Operating lease right-of-use assets	5,208	5,602
Finance lease right-of-use assets	4,828	4,943
Intangible assets, net	112,344	114,096
Deferred tax assets	89,147	81,440
Non-current inventory and other	10,060	9,101
Total assets	$631,936	$656,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$45,279	$39,086
Product revenue allowances	58,644	60,895
Total current liabilities	103,923	99,981
Operating lease non-current liabilities	4,404	4,944
Finance lease non-current liabilities	2,947	3,146
Other non-current liabilities	9,245	9,587
Total liabilities	120,519	117,658
Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,933,982 and 58,310,644 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	59	58
Additional paid-in capital	714,761	712,706
Accumulated other comprehensive income	383	74
Accumulated deficit	(203,786)	(174,292)
Total stockholders’ equity	511,417	538,546
Total liabilities and stockholders’ equity	$631,936	$656,204
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2025	March 31, 2024
Revenues:
Net product sales	$50,041	$47,462
Total revenues	50,041	47,462
Operating expenses:
Cost of goods sold excluding amortization	3,521	3,440
Research and development	35,712	21,154
Selling, general and administrative	50,084	30,085
Intangible asset amortization	1,752	2,018
Total operating expenses	91,069	56,697
Loss from operations	(41,028)	(9,235)
Other income, net	3,660	4,571
Loss before income taxes	(37,368)	(4,664)
Benefit for income taxes	(7,874)	(518)
Net loss	$(29,494)	$(4,146)
Net loss per share:
Basic	$(0.50)	$(0.07)
Diluted	$(0.50)	$(0.07)
Weighted average shares outstanding:
Basic	58,527,775	57,760,940
Diluted	58,527,775	57,760,940
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net loss	$(29,494)	$(4,146)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	25	(19)
Change in net unrealized gain (loss) on marketable securities	375	(430)
Tax benefit (provision) on other comprehensive income (loss)	(91)	96
Other comprehensive income (loss), net of tax	309	(353)
Comprehensive loss	$(29,185)	$(4,499)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2024	58,310,644	$58	$712,706	$74	$(174,292)	$538,546
Issuance of common stock from the exercise of stock options and settlement of restricted stock units, net of shares withheld for taxes	623,338	1	(916)	—	—	(915)
Stock-based compensation expense	—	—	2,971	—	—	2,971
Net loss	—	—	—	—	(29,494)	(29,494)
Other comprehensive income, net of tax	—	—	—	309	—	309
Balances at March 31, 2025	58,933,982	$59	$714,761	$383	$(203,786)	$511,417

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2023	57,534,499	$58	$700,274	$(30)	$(155,392)	$544,910
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	662,024	—	—	—	—	—
Stock-based compensation expense	—	—	3,584	—	—	3,584
Net loss	—	—	—	—	(4,146)	(4,146)
Other comprehensive loss, net of tax	—	—	—	(353)	—	(353)
Balances at March 31, 2024	58,196,523	$58	$703,858	$(383)	$(159,538)	$543,995
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net loss	$(29,494)	$(4,146)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	231	206
Stock-based compensation	2,971	3,584
Amortization of premiums and accretion of discounts on marketable securities	(749)	(1,466)
Intangible asset amortization	1,752	2,018
Deferred income taxes	(7,797)	(246)
Other non-cash adjustments, net	1,853	641
Changes in operating assets and liabilities:
Accounts receivable	2,534	(2,587)
Prepaid expenses and other assets	(5,390)	1,781
Inventory	(1,850)	29
Accounts payable and other liabilities	5,636	1,165
Product revenue allowances	(2,844)	6,590
Net cash provided by (used in) operating activities	(33,147)	7,569
Cash flows from investing activities
Asset acquisition	—	(2,705)
Purchases of property and equipment	(436)	(7)
Purchases of marketable securities	(43,329)	(76,006)
Sales and maturities of marketable securities	87,667	60,500
Net cash provided by (used in) investing activities	43,902	(18,218)
Cash flows from financing activities
Principal payments on finance leases	(409)	—
Tax obligations paid in connection with settlement of restricted stock units	(915)	—
Net cash provided by (used in) financing activities	(1,324)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	49	(14)
Net change in cash, cash equivalents and restricted cash	9,480	(10,663)
Cash, cash equivalents and restricted cash
Beginning of period	102,785	136,290
End of period	$112,265	$125,627
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
•BysantiTM (milsaperidone), the active metabolite of Fanapt®, for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia and major depressive disorder (MDD);
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2024. The financial information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 were as follows:

(in thousands)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$111,796	$125,158
Restricted cash included in non-current inventory and other	469	469
Total cash, cash equivalents and restricted cash	$112,265	$125,627
Revenue from Net Product Sales
The Company’s net product sales consist of sales of Fanapt®, HETLIOZ® and PONVORY®. Net sales by product for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Fanapt® net product sales	$23,545	$20,579
HETLIOZ® net product sales	20,872	20,053
PONVORY® net product sales	5,624	6,830
Total net product sales	$50,041	$47,462
The Company’s HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated throughout 2024 and 2025. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of the reduction of elevated levels at specialty pharmacy customers or may be variable depending upon when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S. The Company constrained HETLIOZ® net product sales for the three months ended March 31, 2025 and 2024 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended March 31, 2025 related to changes in estimates on revenue constrained during prior periods was $1.0 million. The amount of revenue recognized during the three months ended March 31, 2024 related to changes in estimates on revenue constrained during prior periods was not material. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved. The Company’s PONVORY® net product sales for the three months ended December 31, 2024 included approximately $3.0 million of variable consideration that is subject to dispute but that the Company believes is not probable of significant revenue reversal.

Major Customers
Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the United States (U.S.) for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through a limited number of specialty distributors and specialty pharmacies. The Company invoices and records revenue when its customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., the Company has a distribution agreement for the commercialization of Fanapt® in Israel and sells HETLIOZ® in Germany. There were four major customers that each accounted for more than 10% of total revenues and, as a group, represented 81% of total revenues for the three months ended March 31, 2025. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 91% of total accounts receivable at March 31, 2025. Receivables are carried at transaction price, net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.
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
3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2025, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$189,685	$574	$(99)	$190,160
Corporate debt	38,951	6	(5)	38,952
Total marketable securities	$228,636	$580	$(104)	$229,112
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

•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of March 31, 2025 and December 31, 2024 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of March 31, 2025, as follows:

		Fair Value Measurement as of March 31, 2025 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$190,160	$190,160	$—	$—
Corporate debt	67,884	—	67,884	—
Total assets measured at fair value	$258,044	$190,160	$67,884	$—
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2024, as follows:

		Fair Value Measurement as of December 31, 2024 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$227,830	$227,830	$—	$—
Corporate debt	44,497	—	44,497	—
Total assets measured at fair value	$272,327	$227,830	$44,497	$—
Total assets measured at fair value as of March 31, 2025 include $28.9 million cash equivalents. Total assets measured at fair value as of December 31, 2024 include no cash equivalents.
The Company also has financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, and product revenue allowances, the carrying values of which materially approximate their fair values.

5. Inventory
Inventory consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Current assets
Finished goods	1,923	1,726
Total inventory, current	$1,923	$1,726
Non-Current assets
Raw materials	$934	$934
Work-in-process	5,766	6,236
Finished goods	1,660	617
Total inventory, non-current	8,360	7,787
Total inventory	$10,283	$9,513
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life, taking into account all possible alternative uses for the inventory available in the ordinary course of business. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage and generic competition. The Company’s inventory balance consisted of $2.5 million of Fanapt® product, $7.3 million of HETLIOZ® product and $0.5 million of PONVORY® product as of March 31, 2025. The Company’s inventory balance consisted of $2.0 million of Fanapt® product, $7.3 million of HETLIOZ® product and $0.2 million of PONVORY® product as of December 31, 2024.
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
PONVORY®. On December 7, 2023, the Company acquired the U.S. and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company. The total purchase price of $104.9 million, $100.7 million of which was paid in 2023 and the remaining $4.2 million in 2024, was allocated to the acquired intangible asset for the U.S. and Canadian rights to PONVORY®. The PONVORY® intangible asset is being amortized on a straight-line basis over the estimated economic useful life of the related product rights. During the first quarter of 2024, the estimated useful life for the PONVORY® intangible asset was changed from 2035 to 2042 based on a change in the estimated economic useful life of the related product rights.
The following is a summary of the Company’s amortizing intangible assets as of March 31, 2025:

		March 31, 2025
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$17,765	$15,235
PONVORY®	2042	104,894	7,785	97,109
Total amortizing intangible assets		$137,894	$25,550	$112,344

The following is a summary of the Company’s amortizing intangible assets as of December 31, 2024:

		December 31, 2024
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$17,400	$15,600
PONVORY®	2042	104,894	6,398	98,496
Total amortizing intangible assets		$137,894	$23,798	$114,096
As of March 31, 2025 and December 31, 2024, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $1.8 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. The following is a summary of the future intangible asset amortization schedule as of March 31, 2025:

(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
HETLIOZ®	$15,235	$1,097	$1,463	$1,463	$1,463	$1,463	$8,286
PONVORY®	97,109	4,158	5,544	5,544	5,544	5,544	70,775
Total amortizing intangible assets	$112,344	$5,255	$7,007	$7,007	$7,007	$7,007	$79,061
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Consulting and other professional fees	$18,190	$9,226
Research and development expenses	11,437	11,962
Compensation and employee benefits	3,794	8,465
Operating lease liabilities	2,463	2,456
Finance lease liabilities	1,931	1,814
Royalties payable	1,474	1,665
Accounts payable and other accrued liabilities	5,990	3,498
Total accounts payable and accrued liabilities	$45,279	$39,086
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of March 31, 2025, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales decreased from 10% to 5% in December 2022. This U.S. royalty ended in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of March 31, 2025, the Company has paid Lilly $5.0 million in upfront fees and development milestones, including a $2.0 million milestone paid to Lilly during the year ended December 31, 2023 for the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.). As of March 31, 2025, remaining milestone obligations include $10.0 million and $5.0 million milestones for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Imsidolimab. In January 2025, the Company entered into an exclusive global license agreement with AnaptysBio, Inc. (Anaptys) under which it acquired the worldwide rights to develop, manufacture, and commercialize imsidolimab, an IL-36R antagonist. Under the terms of the agreement, which was accounted for as an asset acquisition, the Company made an upfront payment of $10.0 million to Anaptys and an additional $5.0 million payment for drug supply, $14.4 million of which is included in research and development expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025. Anaptys is eligible to receive future payments based upon achievement of specified regulatory approval and commercialization milestones as well as a 10% royalty on global net sales. As of March 31, 2025, remaining milestone obligations include up to $35.0 million for future regulatory approval and sales milestones, including a $5.0 million milestone for the first approval of an application for marketing authorization for imsidolimab in the U.S. The Company is obligated to use its commercially reasonable efforts to develop and commercialize imsidolimab.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of March 31, 2025, the Company has paid UCSF $1.8 million in upfront fees and development milestones. As of March 31, 2025, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
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

Shareholder Rights Plan. On April 17, 2024, the Company’s board of directors authorized and declared a dividend distribution of one right (each, a Right) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on April 29, 2024 (the Record Date). Each Right entitled the registered holder to purchase from the Company, subject to certain conditions which have not yet occurred, one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the Preferred Stock), of the Company at an exercise price of $25.00 (the Exercise Price), subject to adjustment. The complete terms of the Rights are set forth in a Rights Agreement, dated as of April 17, 2024, between the Company and Equiniti Trust Company, LLC, as rights agent (the Rights Agent), as amended by that certain Amendment No. 1 to the Rights Agreement, and that certain Amendment No. 2 to the Rights Agreement, each, by and between the Company and the Rights Agent (as amended, the Rights Agreement). The Rights Agreement expired by its terms on April 16, 2025.
Clinical Trial Agreement. In December 2024, the Company entered into an agreement with a third party to jointly design and complete a pediatric study for PONVORY® required by the FDA and the European Medicines Agency. Pursuant to the agreement, the Company will bear the primary responsibility for completing the clinical trial, and the third party will bear primary responsibility for manufacturing the clinical study product. All costs associated with the pediatric study will be shared equally by the Company and the third party. As the Company and the third party are both active participants in the research activities and both parties are exposed to significant risks and rewards, the agreement is being accounted for under Accounting Standards Codification (ASC) 808. Furthermore, no parts of the agreement are within the scope of ASC 606, because the Company determined that performing research and development activities on behalf of other parties is not part of the ordinary activities of its business. Therefore, reimbursements from the third party for research and development costs are recorded as reductions to research and development expense as incurred. Amounts related to activities for the pediatric study, which commenced during the first quarter of 2025, were not material for the three months ended March 31, 2025.
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
9. Accumulated Other Comprehensive Income
The accumulated balances related to each component of other comprehensive income, net of taxes, were as follows as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Foreign currency translation	$12	$(13)
Unrealized gain on marketable securities	371	87
Accumulated other comprehensive income	$383	$74
10. Stock-Based Compensation
As of March 31, 2025, there were 7,846,424 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 15,690,000 shares of common stock authorized for issuance under the 2016 Plan, 3,188,266 shares of which remained available for future grant as of March 31, 2025.
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
As of March 31, 2025, $2.2 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 0.8 years. No option awards are classified as a liability as of March 31, 2025.
A summary of option activity under the Plans for the three months ended March 31, 2025 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	4,603,581	$12.71	5.60	$—
Expired	(91,507)	11.19
Outstanding at March 31, 2025	4,512,074	12.74	5.46	—
Exercisable at March 31, 2025	3,801,044	13.73	4.99	—
Vested and expected to vest at March 31, 2025	4,486,369	12.77	5.45	—
There were no stock option exercises during the three months ended March 31, 2025 and 2024.
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
As of March 31, 2025, $16.0 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 2.0 years. No RSUs are classified as a liability as of March 31, 2025.

A summary of RSU activity for the Plans for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	2,650,006	$6.82
Granted	1,568,500	4.46
Forfeited	(30,831)	6.12
Vested	(853,325)	9.03
Unvested at March 31, 2025	3,334,350	5.15
The grant date fair value for the 853,325 shares underlying RSUs that vested during the three months ended March 31, 2025 was $7.7 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three months ended March 31, 2025 and 2024 was comprised of the following:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Research and development	$765	$864
Selling, general and administrative	2,206	2,720
Total stock-based compensation expense	$2,971	$3,584
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. There were no options granted during the three months ended March 31, 2025 and 2024.
11. Income Taxes
For the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of $7.9 million and $0.5 million, respectively. The income tax benefit for the three months ended March 31, 2025 and 2024 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.5 million.
The Company assesses the need for a valuation allowance against its deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. As of March 31, 2025, after considering all available positive and negative evidence, including but not limited to historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company concluded, consistent with prior periods, that it is more likely than not that substantially all of its deferred tax assets in the U.S. are realizable in future periods. The Company maintains a valuation allowance against certain state net deferred tax assets.
The Company generated a pretax loss for the three months ended March 31, 2025. If the Company continues to generate pretax losses and/or if the Company’s projections indicate pretax losses in future periods, the conclusion about the appropriateness of the valuation allowance could change in a future period. An increase in the valuation allowance would result in a non-cash income tax expense during the period of change. The analysis to determine that a valuation allowance is necessary is highly dependent upon historical and future projected earnings, among other factors. Any such adjustment could have a material impact on the Company’s results of operations.
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
The following table presents the calculation of basic and diluted net loss per share of common stock for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2025	March 31, 2024
Numerator:
Net loss	$(29,494)	$(4,146)
Denominator:
Weighted average shares outstanding, basic and diluted	58,527,775	57,760,940
Net loss per share, basic and diluted:	$(0.50)	$(0.07)
Antidilutive securities excluded from calculations of diluted net loss per share	6,507,815	7,029,644
The Company incurred a net loss for the three months ended March 31, 2025 and 2024 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
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
The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Revenue	$50,041	$47,462
Less:
Cost of goods sold excluding amortization	3,521	3,440
Research and development	35,712	21,154
Selling, general and administrative	50,084	30,085
Intangible asset amortization	1,752	2,018
Other income, net	(3,660)	(4,571)
Benefit for income taxes	(7,874)	(518)
Net loss	$(29,494)	$(4,146)
14. Legal Matters
HETLIOZ®. Between April 2018 and March 2021, the Company filed numerous Hatch-Waxman lawsuits in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva Pharmaceuticals USA, Inc. (Teva), MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) and Apotex Inc. and Apotex Corp. (Apotex, and collectively with Teva and MSN, the HETLIOZ® Defendants) asserting that U.S. Patent Nos. RE46,604 (‘604 Patent), 9,060,995, 9,539,234, 9,549,913, 9,730,910 (‘910 Patent), 9,844,241, 10,071,977, 10,149,829 (‘829 Patent), 10,376,487 (‘487 Patent), 10,449,176, 10,610,510, 10,610,511, 10,829,465, and 10,611,744 would be infringed by the HETLIOZ® Defendants’ generic versions of HETLIOZ® for which they were seeking FDA approval. As initially disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022, in January 2022, the Company

entered into a license agreement with MSN and Impax Laboratories LLC (Impax) resolving the lawsuits against MSN (the MSN/Impax License Agreement). The MSN/Impax License Agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s generic version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date the Company obtains pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. The MSN/Impax License Agreement also provides that MSN and Impax may launch a generic version of HETLIOZ® earlier under certain limited circumstances. In January 2023, MSN and its commercial partner, Amneal Pharmaceuticals, Inc. (Amneal), informed the Company of their belief that such circumstances have occurred and have since launched their generic version. The Company disagreed with this position and sought to defend its legal rights to exclusivity for HETLIOZ®. The consolidated lawsuits against the remaining HETLIOZ® Defendants were tried in March 2022.
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
In December 2022, the Company filed patent infringement lawsuits, including Hatch-Waxman Act claims, against each of Teva and Apotex in the U.S. District Court for the District of New Jersey (NJ District Court) asserting that U.S. Patent No. 11,285,129, a method of administration patent that was not litigated in the Delaware District Court cases (‘129 Patent), will be infringed by Teva’s and Apotex’ generic versions of HETLIOZ®, each of which was approved by the FDA. The Company asked the NJ District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine. In February 2023, the case was transferred to the Delaware District Court. In April 2023, Teva and Apotex moved for judgment on the pleadings. In June 2024, the Delaware District Court denied those motions, allowing the Company’s lawsuit to proceed. In March 2025, the Delaware District Court held a claim construction hearing, which resolved two claim term disputes in the Company’s favor and deferred ruling on a third dispute between the parties. The Company’s lawsuit remains pending.
In January 2023, the Company filed a lawsuit in the NJ District Court against Teva challenging Teva’s advertising and marketing practices related to its at risk launch of its generic version of HETLIOZ® for the single indication of Non-24. The Company believes that Teva’s advertising and marketing practices related to its generic version of HETLIOZ® promote its product for uses beyond the limited labeling that Teva sought, and the FDA approved. The Company seeks to, among other things, enjoin Teva from engaging in false and misleading advertising and recover monetary damages. In December 2023, the case was transferred to the Delaware District Court following Teva’s motion to transfer and dismiss the case earlier that year. In February 2025, the Delaware District Court denied Teva’s motion to dismiss, allowing the Company’s lawsuit to proceed. In March 2025, Teva filed its answer and asserted counterclaims against the Company for alleged violations of the Lanham Act, antitrust and state trade laws. In the same month, the Delaware District Court declined to consolidate this action with the Company’s cases alleging infringement of the ‘129 patent and the ‘556 patent (as defined below). The Company’s lawsuit remains pending.
In January 2023, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) against the FDA challenging the FDA’s approval of Teva’s Abbreviated New Drug Application (ANDA) for its generic version of HETLIOZ® capsules under the Administrative Procedure Act, the Food, Drug, and Cosmetic Act (FDCA), and FDA regulations. Under the FDCA, every ANDA must contain information to show that the labeling proposed for the generic drug is the same as the labeling approved for the listed drug. The labeling and packaging for HETLIOZ® includes Braille, but Teva’s generic version does not. On this basis, the Company believes that Teva’s approved labeling does not comply with applicable requirements. The Company has asked the DC District Court to, among other things, vacate the FDA’s approval of Teva’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order Teva to recall its generic HETLIOZ® product. In February 2023, Teva intervened in the lawsuit as a defendant. In September 2023, the Company amended its lawsuit to request that the DC District Court set aside the FDA’s July 2023 denial of the Company’s citizen petition, originally filed with the FDA in January 2023. In April 2024, the Company filed a motion for summary judgment. In February 2025, the DC District Court denied the Company’s motion and granted the FDA and Teva’s cross motions for summary judgment. In February 2025, the Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. The Company’s appeal remains pending.

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
In April 2024, the Company filed a lawsuit in the Delaware District Court against MSN, Amneal, and Impax alleging claims for false advertising in violation of the Lanham Act and unfair competition under several state laws as well as claims for breach of express representation and fraudulent inducement of a license agreement. In July 2024, the defendants filed a motion to dismiss and in September 2024, the Company opposed the motion, to which the defendants replied in October 2024. The Company’s lawsuit remains pending.
In December 2024, the Company filed a lawsuit in the Delaware District Court against each of Teva and Apotex in the Delaware District Court, in each case, asserting U.S. Patent No. 11,918,556 (‘556 Patent), a method of administration patent that was not litigated in the prior Delaware District Court cases, will be infringed by Teva’s and Apotex’s generic versions of HETLIOZ®, each of which was approved by the FDA. The Company has asked the Delaware District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine. In March 2025, Teva filed its answer and asserted counterclaims against the Company, including, among other things, for alleged violation of the antitrust laws and inequitable conduct. The Delaware District Court declined to consolidate this action with the Company’s case alleging Lanham Act violations against Teva. The Company’s lawsuit remains pending.
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
In May 2023, the Company filed a lawsuit in the U.S. Court of Federal Claims (Federal Claims Court) against the federal government for the uncompensated taking and misuse of the Company’s trade secrets and confidential information. The Company believes that the FDA violated the Fifth Amendment’s due process clause by improperly providing confidential details from the Company’s drug master files for HETLIOZ® and Fanapt® to generic drug manufacturers during the FDA’s review of the manufacturers’ ANDAs. The Company has asked the Federal Claims Court to, among other things, declare that the FDA’s disclosure of the Company’s confidential commercial information constitutes a taking for purposes of the Fifth Amendment and award just compensation. The federal government filed a motion to dismiss the complaint, which the Company opposed. In January 2024, the Federal Claims Court held an oral argument on the motion to dismiss, following which the Federal Claims Court issued a decision denying in part the government’s motion, allowing the Company’s takings claim to proceed. In April 2024, the government filed a judgment on the pleadings, to which the Company opposed in July 2024 and the government replied in August 2024. In December 2024, the Federal Claims Court held an oral argument on the motion for judgment on the pleadings and in January 2025, the Federal Claims Court ruled against the Company. In February 2025, the Company appealed the ruling to the U.S. Court of Appeals for the Federal Circuit. The Company’s appeal remains pending.
In February 2024, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations, and to challenge the FDA’s complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia characterized by difficulties with sleep initiation within 180 days of the filing of the sNDA or give the Company a notice of an opportunity for a hearing. The Company submitted the sNDA on May 4, 2023. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations unlawful. In June 2024, the Company filed a motion for summary judgment and the FDA published a notice of opportunity for a hearing. In July 2024, the FDA opposed the Company’s motion for summary judgment. In September 2024, the DC District Court held an oral argument on the dispositive cross motions. In March and April 2025, the parties provided supplemental briefing. A further hearing is scheduled for May 2025. The Company’s lawsuit remains pending.
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
In January 2025, the Company and a co-plaintiff filed a lawsuit against the FDA in the U.S. District Court for the Middle District of Florida (Florida District Court) challenging the FDA’s partial clinical hold preventing the Company from studying the effects of tradipitant for the prevention of motion sickness for more than 90 total doses per patient over a period of two years. The FDA based its partial clinical hold on the Company’s refusal to perform a repeat-dose toxicity study in a non-rodent species of at least a 6-month duration. However, under the FDA Modernization Act 2.0, nonclinical studies may include non-animal alternatives. The Company believes that the FDA’s basis for the partial clinical hold is contrary to law and in excess of the FDA’s statutory authority. The Company and co-plaintiff have asked the Florida District Court to, among other things, set aside the FDA’s partial clinical hold and declare the FDA’s partial clinical hold as unlawful. In March 2025, the FDA moved to dismiss the lawsuit and subsequently moved to stay summary judgment briefing in April 2025. The Company subsequently opposed the FDA’s motion to stay, following which the Florida District Court granted the FDA’s motion. The Company’s lawsuit remains pending.
In February 2025, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations and to challenge the FDA’s reliance on PDUFA deadlines and its complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s NDA for tradipitant to prevent vomiting induced by motion within 180 days of the filing of the NDA or give the Company a notice of an opportunity for a hearing. The Company submitted the NDA on December 30, 2024. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations and adherence to PDUFA deadlines unlawful. Separately, under the FDCA, the FDA has an obligation to commence a hearing on the Company’s NDA for tradipitant in gastroparesis within 120 days of a timely accepted notice of opportunity for a hearing, which the FDA issued on January 7, 2025. In April 2025, the Company filed a motion for summary judgment regarding its motion sickness NDA. The DC District Court has scheduled a hearing in May 2025. In April 2025, the Company also requested to file summary judgment regarding its gastroparesis NDA.
In April 2025, the Company filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit (DC Circuit) seeking review of the FDA’s final order refusing to hold a hearing or to approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia associated with difficulties with sleep initiation. Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. The Company’s petition remains pending.

In April 2025, the Company and two co-plaintiffs filed a lawsuit against the FDA in the U.S. District Court for the Southern District of Texas (Texas District Court) challenging the FDA’s prohibition of the Company’s proposal to disclose truthful, non-misleading information to prescribers and patients, including the co-plaintiffs, about the off-label use of HETLIOZ® to treat jet lag disorder. The Company believes that the FDA’s prohibition of truthful, non-misleading speech promoting off-label uses of drugs is content-based speech regulation and unconstitutional under the First Amendment. The Company has asked the Texas District Court to, among other things, declare that the Company has a right under the First Amendment to engage in truthful, non-misleading speech regarding the potential use of HETLIOZ® as a treatment for jet lag disorder and enjoin the FDA from taking adverse action against the Company relating to such communications. The Company’s lawsuit remains pending.

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
•BysantiTM (milsaperidone), the active metabolite of Fanapt®, for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia and major depressive disorder (MDD);
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
Operational Highlights
Key Operational Highlights – Commercial
Fanapt®
•Fanapt® was approved in the second quarter of 2024 for the acute treatment of bipolar I disorder. We initiated the commercial launch of Fanapt® in this indication in the third quarter of 2024. In the first quarter of 2025, as compared to the first quarter of 2024, total prescriptions (TRx) increased by approximately 14% and Fanapt® net product sales increased by 14%. Additionally, new patient starts, as reflected by new to brand prescriptions (NBRx), increased by nearly threefold in the same period.
•Fanapt® TRx for the week of April 25, 2025 reached the milestone of 2,000, making Fanapt® one of the fastest growing atypical antipsychotics. We have also announced an expansion of our psychiatry sales force to approximately 300 representatives.

HETLIOZ®
•Through the first quarter of 2025, HETLIOZ® continues to retain the largest portion of market share despite generic competition for over two years.
PONVORY®
•We initiated the commercial launch of PONVORY® for the treatment of relapsing forms of multiple sclerosis in the third quarter of 2024. In April 2025, new patient prescriptions reached a new record high since the initiation of our commercial launch. We have re-enforced the PONVORY® sales leadership team and announced an expansion of its PONVORY® sales force to approximately 40 representatives.
Key Operational Highlights – Regulatory & Clinical Development
Key Regulatory Milestones
•Tradipitant New Drug Application (NDA) for motion sickness accepted for filing by the FDA with a Prescription Drug User Fee Act (PDUFA) target action date of December 30, 2025.
•Fanapt® Marketing Authorization Application (MAA) for bipolar I disorder and schizophrenia submitted to the European Medicines Agency (EMA) in Q4 2024.
•HETLIOZ® MAA in SMS submitted to the EMA in Q4 2024.
•Bysanti™ NDA for bipolar I disorder and schizophrenia accepted for filing by the FDA with a PDUFA target action date of February 21, 2026.
•Imsidolimab Biologics License Application (BLA) in GPP expected to be submitted to the FDA in 2025.
Key Clinical Highlights
Fanapt®
•Schizophrenia: A Phase III program for the LAI formulation of Fanapt® in the treatment of schizophrenia in relapse prevention is ongoing.
•Hypertension: We initiated a study of the Fanapt® LAI as a once-a-month injectable for uncontrolled hypertension and plan to begin enrolling patients soon.
Bysanti™
•The NDA for Bysanti™ for the acute treatment of bipolar I disorder and the treatment of schizophrenia was accepted for filing by the FDA with a PDUFA target action date of February 21, 2026. Exclusivity for Bysanti™, including pending patent applications, could extend into the 2040s.
•Bysanti™ is a new chemical entity, which was initially identified as an active metabolite of iloperidone. We discovered that milsaperidone, when administered orally, quickly interconverts to iloperidone. In clinical studies, milsaperidone and iloperidone have been shown to be bioequivalent at both low and high doses, administered both in single and multiple dose studies. The results of these clinical studies will be presented in late May, at the 2025 American Society of Clinical Psychopharmacology annual meeting in Scottsdale, Arizona.
•The Bysanti™ Phase III clinical study for use as a once-daily adjunctive treatment for MDD is ongoing. Results are expected in 2026.
HETLIOZ®
•HETLIOZ® clinical programs in pediatric insomnia and DSPD are ongoing.
•Our MAA for HETLIOZ® and HETLIOZ LQ® for SMS is pending with the EMA.
PONVORY®
•Investigational New Drug (IND) applications for PONVORY® in the treatments of psoriasis and ulcerative colitis were accepted by the FDA in the fourth quarter of 2024.

Tradipitant
•The NDA for tradipitant for the treatment of motion sickness was accepted for filing by the FDA with a PDUFA target action date of December 30, 2025.
•In the fourth quarter of 2024, we initiated a clinical trial to study tradipitant in the prevention of vomiting induced by a GLP-1 analog, Wegovy (semaglutide). Results are expected in the third quarter of 2025.
Imsidolimab
•In February 2025, we announced that we entered into an exclusive, global license agreement with Anaptys for the development and commercialization of imsidolimab (IL-36R antagonist mAb). A BLA for GPP is expected to be submitted to the FDA in 2025.
Early-Stage Program Highlights
•VQW-765, an alpha-7 nicotinic acetylcholine receptor partial agonist, is currently in clinical development for the treatment of acute performance anxiety in social situations. We expect to initiate the Phase III program in 2025.
•The IND application for VCA-894A in the treatment of Charcot-Marie-Tooth disease, axonal, type 2S (CMT2S), an inherited peripheral neuropathy for which there is no available treatment, was accepted by the FDA in 2024. Previously in 2023, VCA-894A was granted Orphan Drug Designation for the same indication. The Phase I clinical study for VCA-894A expects to enroll the patient by mid-2025.
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing Fanapt® and HETLIOZ® in the U.S. and Europe and PONVORY® in the U.S. and Canada, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks that are detailed in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2024 and Item 1A, Risk Factors, of this Quarterly Report.
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
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known. During the three months ended March 31, 2025 and 2024, we constrained the variable consideration for HETLIOZ® net product sales. The constrained revenue relates to the uncertainties of payor utilization, patient demand and chargeback and rebate amounts, including Medicaid, related to the elevated levels of inventory on hand at the specialty pharmacies.
Reserves for variable consideration are classified as product revenue allowances on the Condensed Consolidated Balance Sheets, with the exception of prompt-pay discounts, which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Condensed Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, which are billed on an annual basis beginning in 2025, and product returns that are resolved during the product expiry period specified in the customer contract. Due to increased inventory stocking of HETLIOZ® at specialty pharmacy customers in 2025 and 2024, the time it takes to resolve these uncertainties could be longer than we have experienced prior to the entrance of generic competition. We currently record sales allowances for the following:
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
•Medicare Part D rebates: Prior to January 1, 2025, the Medicare Part D prescription drug benefit required manufacturers to fund approximately 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients for applicable drugs. We account for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D rebates are based, in part, on historical activity and, where available, actual and pending prescriptions when we have validated the insurance benefits. Beginning January 1, 2025, the Medicare Part D coverage gap discount program was replaced with a new discounting program under the Inflation Reduction Act of 2022. The Medicare Part D benefit redesign is expected to result in higher discounts for our Medicare payor segment relative to the current Medicare Part D prescription drug coverage gap discount program. Under the redesigned Medicare Part D program, applicable drugs dispensed to applicable beneficiaries will be subject to manufacturer discounts of 10% during the initial coverage phase and 20% during the catastrophic coverage phase. Under the Medicare Part D benefit redesign, we are a specified manufacturer whose applicable drugs for applicable beneficiaries who are Low Income Subsidy eligible under section 1860D-14(a) of the Social Security Act will be subject to lower applicable discounts during the phase-in period.
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
•Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned products to be resalable. There was no right of return asset as of March 31, 2025 or December 31, 2024.
The following table summarizes sales discounts and allowance activity as of and for the three months ended March 31, 2025:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2024	$49,939	$12,391	$62,330
Provision related to current period sales	23,955	9,989	33,944
Adjustments for prior period sales	(3,082)	(716)	(3,798)
Credits/payments made	(23,590)	(9,323)	(32,913)
Balances at March 31, 2025	$47,222	$12,341	$59,563
The provision of $24.0 million for rebates and chargebacks for the three months ended March 31, 2025 and its ending balance at March 31, 2025 primarily represents Medicaid rebates applicable to sales of Fanapt® and, to a lesser extent, HETLIOZ®. The provision of $10.0 million for discounts, returns and other for the three months ended March 31, 2025 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and estimated product returns of Fanapt®, and co-pay assistance costs and prompt-pay discounts applicable to the sales of all of our commercial products.
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
Income taxes. We assess the need for a valuation allowance against our deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. In 2024, we generated our first full year pretax loss since 2017, largely due to expenditures on the commercial launches of Fanapt® in bipolar I disorder and PONVORY® in RMS. Projected taxable income includes significant assumptions related to revenue, which could be affected by the success of the commercial launches of Fanapt® in bipolar I disorder and PONVORY® in RMS and HETLIOZ® generic competition, commercial and research and development activities, and our ability to obtain regulatory approval from the FDA for products or new indications in development, among other factors. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. As of March 31, 2025, after considering all available positive and negative evidence, we concluded, consistent with prior periods, that it was more likely than not that substantially all of our deferred tax assets in the U.S. are realizable in future periods. We maintain a valuation allowance against certain state net deferred tax assets. If our results are not in line with our projections or if our projections change, the conclusion about the appropriateness of the valuation allowance could change in a future period. An increase in the valuation allowance would result in a non-cash income tax expense during the period of change. Any such adjustment could have a material impact on our results of operations.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in Part I of this Quarterly Report for information on recent accounting pronouncements.
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, including activities related to Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults which was approved in April 2024 and acquired rights to PONVORY® in the U.S. and Canada in December 2023, the impact of the Medicare Part D benefit redesign effective January 1, 2025 under the Inflation Reduction Act of 2022, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property. See Note 14, Legal Matters, to the condensed consolidated financial statements included in Part I of this Quarterly Report for information on material legal matters.

Three months ended March 31, 2025 compared to three months ended March 31, 2024
Revenues. Total revenues increased by $2.6 million, or 5%, to $50.0 million for the three months ended March 31, 2025 compared to $47.5 million for the three months ended March 31, 2024. Revenues may decline in future periods, potentially significantly, as a result of the Medicare Part D program benefit redesign. Revenue from net product sales was as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024	Net Change	Percent
Fanapt® net product sales	$23,545	$20,579	$2,966	14%
HETLIOZ® net product sales	20,872	20,053	819	4%
PONVORY® net product sales	5,624	6,830	(1,206)	(18)%
Total net product sales	$50,041	$47,462	$2,579	5%
Fanapt® net product sales increased by $3.0 million, or 14%, to $23.5 million for the three months ended March 31, 2025 compared to $20.6 million for the three months ended March 31, 2024. The increase to net product sales was attributable to an increase in volume. We initiated the commercial launch of Fanapt® for bipolar I disorder in adults in the third quarter of 2024.
HETLIOZ® net product sales increased by $0.8 million, or 4%, to $20.9 million for the three months ended March 31, 2025 compared to $20.1 million for the three months ended March 31, 2024. The increase to net product sales was attributable to an increase in price net of deductions, including the impact of changes in constrained revenue, partially offset by a decrease in volume. Our HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated throughout 2024 and 2025. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of the reduction of elevated levels at specialty pharmacy customers or may be variable depending on when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S. We constrained HETLIOZ® net product sales for the three months ended March 31, 2025 and 2024 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended March 31, 2025 related to changes in estimates on revenue constrained during prior periods was $1.0 million. The amount of revenue recognized during the three months ended March 31, 2024 related to changes in estimates on revenue constrained during prior periods was not material. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
PONVORY® net product sales decreased by $1.2 million, or 18%, to $5.6 million for the three months ended March 31, 2025 compared to $6.8 million for the three months ended March 31, 2024. The decrease in net product sales was attributable to a decrease in volume. We initiated the commercial launch of PONVORY® in RMS in the third quarter of 2024. Our PONVORY® net product sales for the three months ended December 31, 2024 included approximately $3.0 million of variable consideration that is subject to dispute but that we believe is not probable of significant revenue reversal.
Cost of goods sold. Cost of goods sold increased by $0.1 million, or 2%, to $3.5 million for the three months ended March 31, 2025 compared to $3.4 million for the three months ended March 31, 2024. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and ended in April 2024. There are no-third party royalty costs on net sales of PONVORY®. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $2.5 million of Fanapt® product, $7.3 million of HETLIOZ® product and $0.5 million of PONVORY® product as of March 31, 2025.
Research and development expenses. Research and development expenses increased by $14.6 million, or 69%, to $35.7 million for the three months ended March 31, 2025 compared to $21.2 million for the three months ended March 31, 2024. The increase was primarily due to an upfront payment to AnaptysBio, Inc. for the exclusive, global license to develop, manufacture, and commercialize imsidolimab and drug supply and an increase in expenses associated with our Fanapt® and BysantiTM development programs, partially offset by a decrease in expenses associated with our tradipitant development program.

The following table summarizes the costs of our product development initiatives for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Direct project costs (1)
Fanapt®	$3,750	$2,438
BysantiTM	2,690	907
HETLIOZ®	3,140	2,407
PONVORY®	2,342	1,074
Tradipitant	4,097	8,469
Imsidolimab	14,529	—
VTR-297	775	553
CFTR	1,455	2,357
VQW-765	237	196
Other	305	442
Total direct project costs	33,320	18,843
Indirect project costs (1)
Stock-based compensation	765	864
Other indirect overhead	1,627	1,447
Total indirect project costs	2,392	2,311
Total research and development expense	$35,712	$21,154
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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $20.0 million, or 66%, to $50.1 million for the three months ended March 31, 2025 compared to $30.1 million for the three months ended March 31, 2024. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on commercial activities related to our commercial launches of Fanapt® in bipolar disorder and PONVORY® in RMS, as well as legal and other corporate activities. During 2024, we commenced a host of commercial activities as part of our commercial launches of Fanapt® in bipolar disorder and PONVORY® in RMS, including an expansion of our sales force and the development of prescriber awareness and comprehensive marketing programs. Selling, general and administrative expenses may increase in future periods as a result of the ongoing commercial launches, including the further expansion of our sales force in 2025.
Intangible asset amortization. Intangible asset amortization was $1.8 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.
Other income. Other income was $3.7 million for the three months ended March 31, 2025 compared to $4.6 million for the three months ended March 31, 2024. Other income primarily consists of investment income on our marketable securities.
Benefit for income taxes. An income tax benefit of $7.9 million and $0.5 million was recorded for the three months ended March 31, 2025 and 2024, respectively. The income tax benefit for each of the three months ended March 31, 2025 and 2024 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.5 million.
Liquidity and Capital Resources
As of March 31, 2025, our total cash and cash equivalents and marketable securities were $340.9 million compared to $374.6 million at December 31, 2024. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of March 31, 2025 and December 31, 2024 are summarized as follows:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$111,796	$102,316
Marketable securities:
U.S. Treasury and government agencies	190,160	227,830
Corporate debt	38,952	44,497
Total marketable securities	229,112	272,327
Total cash, cash equivalents and marketable securities	$340,908	$374,643
As of March 31, 2025, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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
Based on our current operating plans, which include costs and expenses in connection with our U.S. commercial activities, continued clinical development of tradipitant, BysantiTM and our other products, pursuit of regulatory approval of tradipitant, BysantiTM and imsidolimab, pursuit of further regulatory approvals for our currently approved products and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024	Net Change
Net cash provided by (used in):
Operating activities:
Net loss	$(29,494)	$(4,146)	$(25,348)
Non-cash charges	(1,739)	4,737	(6,476)
Net change in operating assets and liabilities	(1,914)	6,978	(8,892)
Operating activities	(33,147)	7,569	(40,716)
Investing activities:
Asset acquisition	—	(2,705)	2,705
Purchases of property and equipment	(436)	(7)	(429)
Net purchases, sales and maturities of marketable securities	44,338	(15,506)	59,844
Investing activities	43,902	(18,218)	62,120
Financing activities:
Principal payments on finance leases	(409)	—	(409)
Tax obligations paid in connection with settlement of restricted stock units	(915)	—	(915)
Financing activities	(1,324)	—	(1,324)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	49	(14)	63
Net change in cash, cash equivalents and restricted cash	$9,480	$(10,663)	$20,143
Operating Activities: Cash flows used in operating activities during the three months ended March 31, 2025 were $33.1 million, a decrease of $40.7 million compared to cash provided by operating activities of $7.6 million during the three months ended March 31, 2024. The decrease reflects a decrease of $25.3 million in net income, non-cash charges, including the change in deferred income taxes, as well as the net change in operating assets and liabilities. Our net loss for the three months ended March 31, 2025 includes expenses associated with the $15.0 million payment related to the exclusive, global license agreement with Anaptys for the development and commercialization of imsidolimab. The decrease in net change in operating assets and liabilities is primarily due to timing of payments for expenses and receipt of cash for accounts receivable.
Investing Activities: Cash flows provided by investing activities during the three months ended March 31, 2025 were $43.9 million, an increase of $62.1 million compared to $18.2 million cash used in investing activities during the three months ended March 31, 2024. The change in investing activities primarily reflects the timing of net reinvestment of available cash and cash equivalents in our portfolio of marketable securities. Additionally, the $2.7 million asset acquisition cash flow during the three months ended March 31, 2024 relates to the payment of the remaining consideration for the PONVORY® acquisition that was accrued as of December 31, 2023.
Financing Activities: Financing activities include principal payments for our finance lease liabilities and tax obligations paid in connection with settlement of restricted stock units. Cash flows used in financing activities during the three months ended March 31, 2025 were $1.3 million. There were no financing cash flows for the three months ended March 31, 2024.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2025, the end of the period covered by this quarterly report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings
Information with respect to this item may be found in Note 14, Legal Matters, to the condensed consolidated financial statements in Part I of this quarterly report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A	Risk Factors
We previously disclosed in Part I, Item 1A of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 14, 2025, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than as set forth below, there have been no material changes in our risk factors subsequent to the filing of our Annual Report for the fiscal year ended December 31, 2024.
The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.
Recently there have been significant changes to United States (U.S.) trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in early 2025, the U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., with a baseline tariff of

10% on imports from most countries, and additional tariffs of varying amounts from specified counties. The additional tariffs were paused for 90 days on April 9, 2025. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted and availability and cost of alternative sources of supply. Any new or additional tariffs on goods imported to the U.S. could also increase the cost of some of our products and reduce our margins. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3	Defaults Upon Senior Securities
None.

ITEM 4	Mine Safety Disclosures
Not applicable.

ITEM 5	Other Information
During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. Furthermore, during the fiscal quarter ended March 31, 2025, we did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
On April 24, 2025, our board of directors approved, subject to stockholder approval, an amendment to our Amended and Restated 2016 Equity Incentive Plan, as amended (the 2016 Plan). The amendment to the 2016 Plan, if approved by the stockholders, will increase the aggregate number of shares of common stock that may be issued by us pursuant to awards under the 2016 Plan by 2,500,000 shares.

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

4.3
Amendment No. 2 to the Rights Agreement, dated as of August 7, 2024, by and between Vanda Pharmaceuticals Inc. and Equiniti Trust Company, LLC as rights agent (filed as Exhibit 4.1 to the registrant’s current report on Form 8-K (File No. 001-34186) on August 8, 2024 and incorporated herein by reference).

10.1†	Form of Restricted Stock Unit Award Agreement for Senior Management under the Amended and Restated 2016 Equity Incentive Plan

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

May 8, 2025	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

May 8, 2025	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)