Form 10-Q
period 2025-06-30
Vanda Pharmaceuticals Inc.
filed 2025-07-31
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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

As of July 24, 2025, there were 59,089,130 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2025

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
•our ability to obtain approval from the U.S. Food and Drug Administration (FDA) for BysantiTM (milsaperidone) for bipolar I disorder, schizophrenia and major depressive disorder (MDD);
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
We encourage you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited condensed consolidated financial statements contained in this Quarterly Report. In addition to the risks described in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2024 and in Part II, Item 1A, Risk Factors, of any Quarterly Report filed subsequent to our Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$80,983	$102,316
Marketable securities	244,567	272,327
Accounts receivable, net	44,993	47,101
Inventory	2,169	1,726
Prepaid expenses and other current assets	22,209	15,420
Total current assets	394,921	438,890
Property and equipment, net	2,420	2,132
Operating lease right-of-use assets	4,804	5,602
Finance lease right-of-use assets	5,244	4,943
Intangible assets, net	110,593	114,096
Deferred tax assets	97,143	81,440
Non-current inventory and other	9,621	9,101
Total assets	$624,746	$656,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57,119	$39,086
Product revenue allowances	64,370	60,895
Total current liabilities	121,489	99,981
Operating lease non-current liabilities	3,877	4,944
Finance lease non-current liabilities	3,083	3,146
Other non-current liabilities	9,968	9,587
Total liabilities	138,417	117,658
Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 59,080,630 and 58,310,644 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	59	58
Additional paid-in capital	716,867	712,706
Accumulated other comprehensive income	396	74
Accumulated deficit	(230,993)	(174,292)
Total stockholders’ equity	486,329	538,546
Total liabilities and stockholders’ equity	$624,746	$656,204
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues:
Net product sales	$52,590	$50,474	$102,631	$97,936
Total revenues	52,590	50,474	102,631	97,936
Operating expenses:
Cost of goods sold excluding amortization	2,736	2,733	6,257	6,173
Research and development	21,990	16,661	57,702	37,815
Selling, general and administrative	64,616	39,474	114,700	69,559
Intangible asset amortization	1,751	1,752	3,503	3,770
Total operating expenses	91,093	60,620	182,162	117,317
Loss from operations	(38,503)	(10,146)	(79,531)	(19,381)
Other income, net	3,616	4,630	7,276	9,201
Loss before income taxes	(34,887)	(5,516)	(72,255)	(10,180)
Benefit for income taxes	(7,680)	(998)	(15,554)	(1,516)
Net loss	$(27,207)	$(4,518)	$(56,701)	$(8,664)
Net loss per share:
Basic	$(0.46)	$(0.08)	$(0.96)	$(0.15)
Diluted	$(0.46)	$(0.08)	$(0.96)	$(0.15)
Weighted average shares outstanding:
Basic	58,993,990	58,220,838	58,762,358	57,990,890
Diluted	58,993,990	58,220,838	58,762,358	57,990,890
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(27,207)	$(4,518)	$(56,701)	$(8,664)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	60	(3)	85	(22)
Change in net unrealized gain (loss) on marketable securities	(69)	71	306	(359)
Tax benefit (provision) on other comprehensive income (loss)	22	(15)	(69)	81
Other comprehensive income (loss), net of tax	13	53	322	(300)
Comprehensive loss	$(27,194)	$(4,465)	$(56,379)	$(8,964)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2024	58,310,644	$58	$712,706	$74	$(174,292)	$538,546
Issuance of common stock from the exercise of stock options and settlement of restricted stock units, net of shares withheld for taxes	623,338	1	(916)	—	—	(915)
Stock-based compensation expense	—	—	2,971	—	—	2,971
Net loss	—	—	—	—	(29,494)	(29,494)
Other comprehensive income, net of tax	—	—	—	309	—	309
Balances at March 31, 2025	58,933,982	$59	$714,761	$383	$(203,786)	$511,417
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	146,648	—	—	—	—	—
Stock-based compensation expense	—	—	2,106	—	—	2,106
Net loss	—	—	—	—	(27,207)	(27,207)
Other comprehensive income, net of tax	—	—	—	13	—	13
Balances at June 30, 2025	59,080,630	$59	$716,867	$396	$(230,993)	$486,329

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2023	57,534,499	$58	$700,274	$(30)	$(155,392)	$544,910
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	662,024	—	—	—	—	—
Stock-based compensation expense	—	—	3,584	—	—	3,584
Net loss	—	—	—	—	(4,146)	(4,146)
Other comprehensive loss, net of tax	—	—	—	(353)	—	(353)
Balances at March 31, 2024	58,196,523	$58	$703,858	$(383)	$(159,538)	$543,995
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	90,785	—	—	—	—	—
Stock-based compensation expense	—	—	2,986	—	—	2,986
Net loss	—	—	—	—	(4,518)	(4,518)
Other comprehensive income, net of tax	—	—	—	53	—	53
Balances at June 30, 2024	58,287,308	$58	$706,844	$(330)	$(164,056)	$542,516
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net loss	$(56,701)	$(8,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	498	422
Stock-based compensation	5,077	6,570
Amortization of premiums and accretion of discounts on marketable securities	(1,302)	(3,502)
Intangible asset amortization	3,503	3,770
Deferred income taxes	(15,769)	(1,480)
Other non-cash adjustments, net	2,887	1,160
Changes in operating assets and liabilities:
Accounts receivable	2,181	(7,751)
Prepaid expenses and other assets	(6,826)	483
Inventory	(2,218)	292
Accounts payable and other liabilities	16,966	4,304
Product revenue allowances	3,305	5,037
Net cash provided by (used in) operating activities	(48,399)	641
Cash flows from investing activities
Asset acquisition	—	(4,229)
Purchases of property and equipment	(735)	(115)
Purchases of marketable securities	(96,300)	(188,636)
Sales and maturities of marketable securities	125,667	159,500
Net cash provided by (used in) investing activities	28,632	(33,480)
Cash flows from financing activities
Principal payments on finance leases	(834)	—
Tax obligations paid in connection with settlement of restricted stock units	(915)	—
Net cash provided by (used in) financing activities	(1,749)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	183	(29)
Net change in cash, cash equivalents and restricted cash	(21,333)	(32,868)
Cash, cash equivalents and restricted cash
Beginning of period	102,785	136,290
End of period	$81,452	$103,422
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2024. The financial information as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024:

(in thousands)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$80,983	$102,953
Restricted cash included in non-current inventory and other	469	469
Total cash, cash equivalents and restricted cash	$81,452	$103,422
Revenue from Net Product Sales
The Company’s net product sales consist of sales of Fanapt®, HETLIOZ® and PONVORY®. Net sales by product for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fanapt® net product sales	$29,294	$23,150	$52,839	$43,729
HETLIOZ® net product sales	16,192	18,708	37,064	38,761
PONVORY® net product sales	7,104	8,616	12,728	15,446
Total net product sales	$52,590	$50,474	$102,631	$97,936
The Company’s HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated throughout 2024 and 2025. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of the reduction of elevated levels at specialty pharmacy customers or may be variable depending upon when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S. The Company constrained HETLIOZ® net product sales for the three and six months ended June 30, 2025 and 2024 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended June 30, 2025 and 2024 related to changes in estimates on revenue constrained during prior periods was $0.8 million and $0.7 million, respectively. The amount of revenue recognized during the six months ended June 30, 2025 and 2024 related to changes in estimates on revenue constrained during prior periods was $0.8 million and $1.6 million, respectively. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved. An amount of variable consideration related to PONVORY® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024.

Major Customers
Fanapt® is available in the United States (U.S.) for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through a limited number of specialty distributors and specialty pharmacies. The Company invoices and records revenue when its customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., the Company has a distribution agreement for the commercialization of Fanapt® in Israel and sells HETLIOZ® in Germany. There were five major customers that each accounted for more than 10% of total revenues and, as a group, represented 88% of total revenues for the six months ended June 30, 2025. There were five major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 94% of total accounts receivable at June 30, 2025. Receivables are carried at transaction price, net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
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
3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2025, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$188,320	$465	$(86)	$188,699
Corporate debt	55,840	36	(8)	55,868
Total marketable securities	$244,160	$501	$(94)	$244,567
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

•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of June 30, 2025 and December 31, 2024 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of June 30, 2025, as follows:

		Fair Value Measurement as of June 30, 2025 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$188,699	$188,699	$—	$—
Corporate debt	55,868	—	55,868	—
Total assets measured at fair value	$244,567	$188,699	$55,868	$—
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2024, as follows:

		Fair Value Measurement as of December 31, 2024 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$227,830	$227,830	$—	$—
Corporate debt	44,497	—	44,497	—
Total assets measured at fair value	$272,327	$227,830	$44,497	$—
Total assets measured at fair value as of June 30, 2025 and December 31, 2024 include no cash equivalents.
The Company also has financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, and product revenue allowances, the carrying values of which materially approximate their fair values.

5. Inventory
Inventory consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Current assets
Finished goods	2,169	1,726
Total inventory, current	$2,169	$1,726
Non-Current assets
Raw materials	$934	$934
Work-in-process	5,214	6,236
Finished goods	2,041	617
Total inventory, non-current	8,189	7,787
Total inventory	$10,358	$9,513
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life, taking into account all possible alternative uses for the inventory available in the ordinary course of business. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage and generic competition. The Company’s inventory balance consisted of $2.1 million of Fanapt® product, $7.9 million of HETLIOZ® product and $0.4 million of PONVORY® product as of June 30, 2025. The Company’s inventory balance consisted of $2.0 million of Fanapt® product, $7.3 million of HETLIOZ® product and $0.2 million of PONVORY® product as of December 31, 2024.
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
The following is a summary of the Company’s amortizing intangible assets as of June 30, 2025:

		June 30, 2025
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$18,131	$14,869
PONVORY®	2042	104,894	9,170	95,724
Total amortizing intangible assets		$137,894	$27,301	$110,593

The following is a summary of the Company’s amortizing intangible assets as of December 31, 2024:

		December 31, 2024
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$17,400	$15,600
PONVORY®	2042	104,894	6,398	98,496
Total amortizing intangible assets		$137,894	$23,798	$114,096
As of June 30, 2025 and December 31, 2024, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $1.8 million for each of the three months ended June 30, 2025 and 2024. Amortization expense was $3.5 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively. The following is a summary of the future intangible asset amortization schedule as of June 30, 2025:

(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
HETLIOZ®	$14,869	$730	$1,463	$1,463	$1,463	$1,463	$8,287
PONVORY®	95,724	2,773	5,544	5,544	5,544	5,544	70,775
Total amortizing intangible assets	$110,593	$3,503	$7,007	$7,007	$7,007	$7,007	$79,062
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Professional fees	$28,019	$9,226
Research and development expenses	13,520	11,962
Compensation and employee benefits	6,901	8,465
Operating lease liabilities	2,439	2,456
Finance lease liabilities	2,239	1,814
Royalties payable	1,820	1,665
Accounts payable and other accrued liabilities	2,181	3,498
Total accounts payable and accrued liabilities	$57,119	$39,086
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of June 30, 2025, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales decreased from 10% to 5% in December 2022. This U.S. royalty ended in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
Tradipitant. In April 2012, the Company entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize an NK-1 receptor antagonist, tradipitant, for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of June 30, 2025, the Company has paid Lilly $5.0 million in upfront fees and development milestones, including a $2.0 million milestone paid to Lilly during the year ended December 31, 2023 for the filing of the first application for marketing authorization for tradipitant in either the U.S. or European Union (E.U.). As of June 30, 2025, remaining milestone obligations include $10.0 million and $5.0 million milestones for the first approval of an application for marketing authorization for tradipitant in the U.S. and E.U., respectively, and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize tradipitant.
Imsidolimab. In January 2025, the Company entered into an exclusive global license agreement with AnaptysBio, Inc. (Anaptys) under which it acquired the worldwide rights to develop, manufacture, and commercialize imsidolimab, an IL-36R antagonist. Under the terms of the agreement, which was accounted for as an asset acquisition, the Company made an upfront payment of $10.0 million to Anaptys and an additional $5.0 million payment for drug supply, $14.4 million of which is included in research and development expense on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025. Anaptys is eligible to receive future payments based upon achievement of specified regulatory approval and commercialization milestones as well as a 10% royalty on global net sales. As of June 30, 2025, remaining milestone obligations include up to $35.0 million for future regulatory approval and sales milestones, including $5.0 million each for the first approval of an application for marketing authorization for imsidolimab in the U.S. and the E.U. The Company is obligated to use its commercially reasonable efforts to develop and commercialize imsidolimab.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of June 30, 2025, the Company has paid UCSF $1.8 million in upfront fees and development milestones. As of June 30, 2025, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
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
Clinical Trial Agreement. In December 2024, the Company entered into an agreement with a third party to jointly design and complete a pediatric study for PONVORY® required by the FDA and the European Medicines Agency. Pursuant to the agreement, the Company will bear the primary responsibility for completing the clinical trial, and the third party will bear primary responsibility for manufacturing the clinical study product. All costs associated with the pediatric study will be shared equally by the Company and the third party. As the Company and the third party are both active participants in the research activities and both parties are exposed to significant risks and rewards, the agreement is being accounted for under Accounting Standards Codification (ASC) 808. Furthermore, no parts of the agreement are within the scope of ASC 606, because the Company determined that performing research and development activities on behalf of other parties is not part of the ordinary activities of its business. Therefore, reimbursements from the third party for research and development costs are recorded as reductions to research and development expense as incurred. Amounts related to activities for the pediatric study, which commenced during the first quarter of 2025, were not material for the six months ended June 30, 2025.
Lease Agreements. In June 2016, the Company entered into a sublease agreement under which it subleases 9,928 square feet of office space for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. The sublease term began in January 2017 and ends in July 2026. Following the expiration of the sublease in July 2026, the Company will lease this space under a separate lease arrangement, which was signed in June 2025. The lease term will commence in August 2026 upon expiration of the sublease for that space for a period of two years. The lease may be terminated early by the Company or the landlord under certain circumstances.
For further information regarding the Company’s lease agreements, see Note 8, Leases, to the consolidated financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2024.
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
9. Accumulated Other Comprehensive Income
The accumulated balances related to each component of other comprehensive income, net of taxes, were as follows as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Foreign currency translation	$72	$(13)
Unrealized gain on marketable securities	324	87
Accumulated other comprehensive income	$396	$74
10. Stock-Based Compensation
As of June 30, 2025, there were 8,027,499 shares subject to outstanding options and restricted stock units (RSUs) under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes, including, but not limited to, an amendment to eliminate its term. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 18,190,000 shares of common stock authorized for issuance under the 2016 Plan, 5,380,938 shares of which remained available for future grant as of June 30, 2025.
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
As of June 30, 2025, $1.7 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 0.7 years. No option awards are classified as a liability as of June 30, 2025.
A summary of option activity under the Plans for the six months ended June 30, 2025 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	4,603,581	$12.71	5.60	$—
Expired	(108,757)	11.38
Outstanding at June 30, 2025	4,494,824	12.74	5.23	—
Exercisable at June 30, 2025	4,063,130	13.24	5.01	—
Vested and expected to vest at June 30, 2025	4,478,946	12.76	5.23	—
There were no stock option exercises during the six months ended June 30, 2025 and 2024. The weighted average grant date fair value of options granted was $2.95 per share for the six months ended June 30, 2024.
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
As of June 30, 2025, $15.6 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.8 years. No RSUs are classified as a liability as of June 30, 2025.

A summary of RSU activity for the Plans for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	2,650,006	$6.82
Granted	1,944,625	4.46
Forfeited	(99,628)	6.10
Vested	(962,328)	8.63
Unvested at June 30, 2025	3,532,675	5.05
The grant date fair value for the 962,328 shares underlying RSUs that vested during the six months ended June 30, 2025 was $8.3 million.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three and six months ended June 30, 2025 and 2024 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Research and development	$596	$674	$1,361	$1,538
Selling, general and administrative	1,510	2,312	3,716	5,032
Total stock-based compensation expense	$2,106	$2,986	$5,077	$6,570
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. There were no options granted during the six months ended June 30, 2025. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the six months ended June 30, 2024 were as follows:

Six Months Ended
June 30, 2024
Expected dividend yield	0%
Weighted average expected volatility	50%
Weighted average expected term (years)	6.27
Weighted average risk-free rate	4.52%
11. Income Taxes
For the three months ended June 30, 2025 and 2024, the Company recorded an income tax benefit of $7.7 million and $1.0 million, respectively. The income tax benefit for the three months ended June 30, 2025 and 2024 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.4 million and $0.2 million, respectively.
For the six months ended June 30, 2025 and 2024, the Company recorded an income tax benefit of $15.6 million and $1.5 million, respectively. The income tax benefit for the six months ended June 30, 2025 and 2024 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.8 million and $0.8 million, respectively.
The Company assesses the need for a valuation allowance against its deferred tax asset each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. As of June 30, 2025, after considering all available positive and negative evidence, including but not limited to historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company concluded, consistent with prior periods, that it is more likely than not that substantially all of its deferred tax assets in the U.S. are realizable in future periods. The Company maintains a valuation allowance against certain state net deferred tax assets.
The Company generated a pretax loss for the six months ended June 30, 2025. If the Company continues to generate pretax losses and/or if the Company’s projections indicate pretax losses in future periods, the conclusion about the appropriateness of the valuation allowance could change in a future period. An increase in the valuation allowance would result in a non-cash income tax expense during the period of change. The analysis to determine that a valuation allowance is necessary is highly dependent upon historical and future projected earnings, among other factors. Any such adjustment to the valuation allowance could have a material impact on the Company’s results of operations.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which contains a broad range of tax reforms affecting businesses, was signed into law in the U.S. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and development expenditures over five years and provides the option to make these expenditures fully deductible in the period incurred. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is evaluating the impact of the OBBBA on its consolidated financial statements and will reflect any impact in the period of enactment.
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
The following table presents the calculation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net loss	$(27,207)	$(4,518)	$(56,701)	$(8,664)
Denominator:
Weighted average shares outstanding, basic and diluted	58,993,990	58,220,838	58,762,358	57,990,890
Net loss per share, basic and diluted:	$(0.46)	$(0.08)	$(0.96)	$(0.15)
Antidilutive securities excluded from calculations of diluted net loss per share	6,589,315	6,397,303	6,548,565	6,713,473
The Company incurred a net loss for the three and six months ended June 30, 2025 and 2024 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
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

The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$52,590	$50,474	$102,631	$97,936
Less:
Cost of goods sold excluding amortization	2,736	2,733	6,257	6,173
Research and development	21,990	16,661	57,702	37,815
Selling, general and administrative	64,616	39,474	114,700	69,559
Intangible asset amortization	1,751	1,752	3,503	3,770
Other income, net	(3,616)	(4,630)	(7,276)	(9,201)
Benefit for income taxes	(7,680)	(998)	(15,554)	(1,516)
Net loss	$(27,207)	$(4,518)	$(56,701)	$(8,664)
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
In December 2024, the Company filed a lawsuit in the Delaware District Court against each of Teva and Apotex asserting U.S. Patent No. 11,918,556 (‘556 Patent), a method of administration patent that was not litigated in the prior Delaware District Court cases, will be infringed by Teva’s and Apotex’s generic versions of HETLIOZ®, each of which was approved by the FDA. The Company has asked the Delaware District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine. In March 2025, Teva filed its answer and asserted counterclaims against the Company, including, among other things, for alleged violation of the antitrust laws and inequitable conduct, which the Company opposed in May 2025. The Delaware District Court declined to consolidate this action with the Company’s case alleging Lanham Act violations against Teva. The Company’s lawsuit remains pending.
HETLIOZ LQ®. In July 2024, the Company filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 (together, the Asserted Patents) will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. The Company has asked the Delaware District Court to, among other things, enter judgment that MSN has infringed at least one claim of each of the Asserted Patents by submitting or causing to be submitted its ANDA to obtain FDA approval for the commercial manufacture, use, import, offer for sale and/or sale in the U.S. of its generic version of HETLIOZ LQ® before the expiration of each of the Asserted Patents, enter judgment that the use of MSN’s generic version of HETLIOZ LQ® in the U.S. before the expiration of each of the Asserted Patents will directly infringe at least one claim of each of the Asserted Patents, order that the effective date of any approval by the FDA of MSN’s generic version of HETLIOZ LQ® be a date that is no earlier than the expiration of the last expiring Asserted Patent(s), or such later date as the Court may determine, enjoin MSN from the commercial manufacture, use, import, offer for sale and/or sale of its generic version of HETLIOZ LQ® until the expiration of each of the Asserted Patents or such later date as the Court may determine, and award monetary damages, to the extent applicable. The Company’s lawsuit remains pending, and a trial that was scheduled to begin on June 15, 2026 has been rescheduled to begin on September 14, 2026.
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
In May 2022, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s denial of Fast Track designation for tradipitant. In October 2021, the Company submitted to the FDA a request for Fast Track designation for tradipitant under the Food and Drug Administration Modernization Act of 1997 (FDAMA). The FDAMA provides for expedited development and review of drugs that receive Fast Track designation from the FDA. Under the FDAMA, the FDA must designate a drug as a Fast Track product if it both (1) is intended to treat a serious or life-threatening disease or condition and (2) demonstrates the potential to address unmet medical needs for such disease or condition. Although Fast Track designation is non-discretionary when the criteria are satisfied, the FDA denied the Company’s request for Fast Track designation. The Company does not believe that the FDA based its decision on the relevant criteria. Therefore, among other reasons, the Company maintains that the FDA’s denial is unlawful. The Company has asked the DC District Court to, among other things, set aside and vacate the FDA’s denial. An oral argument was held in January 2023. In August 2023, the DC District Court ruled against the Company. In September 2023, the Company appealed the ruling to the U.S. Court of Appeals for the District of Columbia Circuit and in September 2024, the Court of Appeals held an oral argument. In December 2024, the Court of Appeals affirmed the DC District Court’s ruling. In May 2025, the Company filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Court of Appeals’ decision. The Company’s lawsuit remains pending.
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
In February 2024, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations, and to challenge the FDA’s complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia characterized by difficulties with sleep initiation within 180 days of the filing of the sNDA or give the Company a notice of an opportunity for a hearing. The Company submitted the sNDA on May 4, 2023. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations unlawful. In June 2024, the Company filed a motion for summary judgment and the FDA published a notice of opportunity for a hearing. In July 2024, the FDA opposed the Company’s motion for summary judgment. In September 2024, the DC District Court held an oral argument on the dispositive cross motions. In March and April 2025, the parties provided supplemental briefing. In May 2025, the DC District Court held a further hearing on the supplemental briefings. The Company’s lawsuit remains pending.
On April 22, 2024, a purported stockholder of the Company filed a lawsuit in the Court of Chancery of the State of Delaware (Delaware Chancery Court) against the members of the Company’s board of directors and the Rights Agent, along with the Company as nominal defendant (collectively, the Defendants), captioned Steamfitters Local 449 Pension Fund v. Mihael H. Polymeropoulos, et al., CA No. 2024-0416-KSJM. The lawsuit contended, among other things, that the members of the Company’s board of directors breached their fiduciary duties in adopting the Rights Agreement. The lawsuit sought relief declaring, in part, that provisions of the Rights Agreement be deemed unenforceable and sought to enjoin the use of such provisions as well as damages, costs, and other remedies, and also sought to enjoin for 30 days the Company’s 2024 Annual Meeting of Stockholders (the Annual Meeting) that was held on May 17, 2024. At a hearing on May 7, 2024, the Delaware Chancery Court denied the plaintiff’s request to enjoin the Annual Meeting. A three-day trial in the case was scheduled to begin on November 4, 2024. On August 7, 2024, the Company amended the Rights Agreement to, among other things, clarify certain of the provisions that were the subject of the lawsuit. On August 12, 2024, the parties filed with the Delaware Chancery Court a stipulation and order dismissing the lawsuit with prejudice, pursuant to which, the plaintiff agreed that the amendment to the Rights Agreement mooted the plaintiff’s claims. The plaintiff filed a petition in the Delaware Chancery Court seeking an award of attorney’s fees and expenses, which the Company opposed. In February 2025, the Delaware Chancery Court held a hearing, and on July 3, 2025, issued a bench ruling, awarding the plaintiff $2.0 million for attorney’s fees and expenses.
In August 2024, the Company filed a lawsuit against the FDA in the DC District Court challenging FDA decisionmakers’ authority under the Appointments Clause of the U.S. Constitution to render a decision on the Company’s new drug application for tradipitant to treat symptoms of gastroparesis. In September 2024, the Company filed a motion for a preliminary injunction to enjoin the FDA from subjecting the Company’s NDA for tradipitant for the treatment of symptoms of gastroparesis to a final decision prior to the PDUFA target date of September 18, 2024. In September 2024, the DC District Court denied the motion. The Company filed a motion for summary judgment in December 2024, and in January 2025, the FDA opposed the motion and cross-moved to dismiss and for summary judgment. In February 2025, the Company filed its reply and opposition, to which the FDA replied in March 2025. The Company’s lawsuit remains pending.

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
In February 2025, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations and to challenge the FDA’s reliance on PDUFA deadlines and its complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s NDA for tradipitant to prevent vomiting induced by motion within 180 days of the filing of the NDA or give the Company a notice of an opportunity for a hearing. The Company submitted the NDA on December 30, 2024. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations and adherence to PDUFA deadlines unlawful. Separately, under the FDCA, the FDA has an obligation to commence a hearing on the Company’s NDA for tradipitant in gastroparesis within 120 days of a timely accepted notice of opportunity for a hearing, which the FDA issued on January 7, 2025. In April 2025, the Company filed a motion for summary judgment regarding its motion sickness NDA and requested to file summary judgment regarding its gastroparesis NDA. In May 2025, the DC District Court held a hearing on the motion regarding the motion sickness NDA. The Center for Drug Evaluation and Research issued a proposed order denying a hearing on the gastroparesis NDA in July 2025. The Company’s lawsuit remains pending.
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
In April 2025, the Company and two co-plaintiffs filed a lawsuit against the FDA in the U.S. District Court for the Southern District of Texas (Texas District Court) challenging the FDA’s prohibition of the Company’s proposal to disclose truthful, non-misleading information to prescribers and patients, including the co-plaintiffs, about the off-label use of HETLIOZ® to treat jet lag disorder. The Company believes that the FDA’s prohibition of truthful, non-misleading speech promoting off-label uses of drugs is content-based speech regulation and unconstitutional under the First Amendment. The Company has asked the Texas District Court to, among other things, declare that the Company has a right under the First Amendment to engage in truthful, non-misleading speech regarding the potential use of HETLIOZ® as a treatment for jet lag disorder and enjoin the FDA from taking adverse action against the Company relating to such communications. In July 2025, the FDA moved to stay case deadlines pending resolution of a forthcoming motion that it will file to dismiss or transfer the case. The Company’s lawsuit remains pending.

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
Operational Highlights
Key Operational Highlights – Commercial
•Fanapt® experienced significant growth with total prescriptions (TRx) increasing by approximately 24% and Fanapt® net product sales increasing by 27% in the second quarter of 2025 as compared to the second quarter of 2024.
•A direct to consumer campaign that started in the first quarter of 2025 continued in the second quarter of 2025, elevating brand awareness of the company and the key products Fanapt® and PONVORY®.
Key Operational Highlights – Regulatory & Clinical Development
•Bysanti™ New Drug Application (NDA) for bipolar I disorder and schizophrenia is under review by the FDA with a Prescription Drug User Fee Act (PDUFA) target action date of February 21, 2026.

•Tradipitant NDA for motion sickness is under review by the FDA with a PDUFA target action date of December 30, 2025.
•A Bysanti™ Phase III clinical study for use as a once-daily adjunctive treatment for MDD is enrolling patients and results are expected in 2026.
•Imsidolimab Biologics License Application (BLA) in GPP expected to be submitted to the FDA in 2025.
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing Fanapt® in the United States (U.S.), HETLIOZ® in the U.S. and Europe and PONVORY® in the U.S. and Canada, on our ability, alone or with others, to complete the development of our products, and to obtain the regulatory approvals for and to manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks that are detailed in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2024 and Item 1A, Risk Factors, of any Quarterly Report filed subsequent to our Annual Report.
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
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known. During the six months ended June 30, 2025 and 2024, we constrained the variable consideration for HETLIOZ® net product sales. The constrained revenue relates to the uncertainties of payor utilization, patient demand and chargeback and rebate amounts, including Medicaid, related to the elevated levels of inventory on hand at the specialty pharmacies.
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
•Medicare Part D rebates: Prior to January 1, 2025, the Medicare Part D prescription drug benefit required manufacturers to fund approximately 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients for applicable drugs. We account for the Medicare Part D coverage gap using a point of sale model. Estimates for expected Medicare Part D rebates are based, in part, on historical activity and, where available, actual and pending prescriptions when we have validated the insurance benefits. Beginning January 1, 2025, the Medicare Part D coverage gap discount program was replaced with a new discounting program under the Inflation Reduction Act of 2022. The Medicare Part D benefit redesign is expected to result in higher discounts for our Medicare payor segment relative to the previous Medicare Part D prescription drug coverage gap discount program. Under the redesigned Medicare Part D program, applicable drugs dispensed to applicable beneficiaries will be subject to manufacturer discounts of 10% during the initial coverage phase and 20% during the catastrophic coverage phase. Under the Medicare Part D benefit redesign, we are a specified manufacturer whose applicable drugs for applicable beneficiaries who are Low Income Subsidy eligible under section 1860D-14(a) of the Social Security Act will be subject to lower applicable discounts during the phase-in period.
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
•Product returns: We generally offer direct customers a limited right to return as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned products to be resalable. There was no right of return asset as of June 30, 2025 or December 31, 2024.
The following table summarizes sales discounts and allowance activity as of and for the six months ended June 30, 2025:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2024	$49,939	$12,391	$62,330
Provision related to current period sales	49,412	20,895	70,307
Adjustments for prior period sales	(3,415)	(648)	(4,063)
Credits/payments made	(43,920)	(19,003)	(62,923)
Balances at June 30, 2025	$52,016	$13,635	$65,651
The provision of $49.4 million for rebates and chargebacks for the six months ended June 30, 2025 and its ending balance at June 30, 2025 primarily represents Medicaid rebates applicable to sales of Fanapt® and, to a lesser extent, HETLIOZ®. The provision of $20.9 million for discounts, returns and other for the six months ended June 30, 2025 primarily represents wholesaler distribution fees applicable to sales of Fanapt® and estimated product returns of Fanapt®, and co-pay assistance costs and prompt-pay discounts applicable to the sales of all of our commercial products.
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
Income taxes. We assess the need for a valuation allowance against our deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. In 2024, we generated our first full year pretax loss since 2017, largely due to expenditures on the commercial launches of Fanapt® in bipolar I disorder and PONVORY® in RMS. Projected taxable income includes significant assumptions related to revenue, which could be affected by the success of the commercial launches of Fanapt® in bipolar I disorder and PONVORY® in RMS and HETLIOZ® generic competition, commercial and research and development activities, and our ability to obtain regulatory approval from the FDA for products or new indications in development, among other factors. Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. As of June 30, 2025, after considering all available positive and negative evidence, we concluded, consistent with prior periods, that it was more likely than not that substantially all of our deferred tax assets in the U.S. are realizable in future periods. We maintain a valuation allowance against certain state net deferred tax assets. If our results are not in line with our projections or if our projections change, the conclusion about the appropriateness of the valuation allowance could change in a future period. An increase in the valuation allowance would result in a non-cash income tax expense during the period of change. Any such adjustment could have a material impact on our results of operations.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in Part I of this Quarterly Report for information on recent accounting pronouncements.
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, including activities related to Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults, which was approved in April 2024, PONVORY® for the treatment of RMS, the impact of the Medicare Part D benefit redesign effective January 1, 2025 under the Inflation Reduction Act of 2022, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property. See Note 14, Legal Matters, to the condensed consolidated financial statements included in Part I of this Quarterly Report for information on material legal matters.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Revenues. Total revenues increased by $2.1 million, or 4%, to $52.6 million for the three months ended June 30, 2025 compared to $50.5 million for the three months ended June 30, 2024. Revenues may decline in future periods, potentially significantly, as a result of the Medicare Part D program benefit redesign. Revenue from net product sales was as follows:

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024	Net Change	Percent
Fanapt® net product sales	$29,294	$23,150	$6,144	27%
HETLIOZ® net product sales	16,192	18,708	(2,516)	(13)%
PONVORY® net product sales	7,104	8,616	(1,512)	(18)%
Total net product sales	$52,590	$50,474	$2,116	4%
Fanapt® net product sales increased by $6.1 million, or 27%, to $29.3 million for the three months ended June 30, 2025 compared to $23.2 million for the three months ended June 30, 2024. The increase to net product sales was attributable to an increase in volume. We initiated the commercial launch of Fanapt® for bipolar I disorder in adults in the third quarter of 2024.

HETLIOZ® net product sales decreased by $2.5 million, or 13%, to $16.2 million for the three months ended June 30, 2025 compared to $18.7 million for the three months ended June 30, 2024. The decrease to net product sales was attributable to a decrease in volume and price net of deductions. Our HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated throughout 2024 and 2025. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of the reduction of elevated levels at specialty pharmacy customers or may be variable depending on when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S. We constrained HETLIOZ® net product sales for the three months ended June 30, 2025 and 2024 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the three months ended June 30, 2025 and 2024 related to changes in estimates on revenue constrained during prior periods was $0.8 million and $0.7 million, respectively. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
PONVORY® net product sales decreased by $1.5 million, or 18%, to $7.1 million for the three months ended June 30, 2025 compared to $8.6 million for the three months ended June 30, 2024. The decrease in net product sales was attributable to a decrease in price net of deductions, partially offset by an increase in volume. We initiated the commercial launch of PONVORY® in RMS in the third quarter of 2024.
Cost of goods sold. Cost of goods sold was $2.7 million for the three months ended June 30, 2025 and 2024. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and ended in April 2024. There are no-third party royalty costs on net sales of PONVORY®. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $2.1 million of Fanapt® product, $7.9 million of HETLIOZ® product and $0.4 million of PONVORY® product as of June 30, 2025.
Research and development expenses. Research and development expenses increased by $5.3 million, or 32%, to $22.0 million for the three months ended June 30, 2025 compared to $16.7 million for the three months ended June 30, 2024. The increase was primarily due to an increase in expenses associated with our Fanapt®, BysantiTM and HETLIOZ® development programs, partially offset by a decrease in expenses associated with our tradipitant development program.

The following table summarizes the costs of our product development initiatives for the three months ended June 30, 2025 and 2024:

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Direct project costs (1)
Fanapt®	$3,485	$1,534
BysantiTM	3,709	619
HETLIOZ®	3,774	2,024
PONVORY®	1,548	1,951
Tradipitant	3,918	5,748
VTR-297	808	720
CFTR	1,932	1,764
VQW-765	413	174
Other	386	394
Total direct project costs	19,973	14,928
Indirect project costs (1)
Stock-based compensation	596	674
Other indirect overhead	1,421	1,059
Total indirect project costs	2,017	1,733
Total research and development expense	$21,990	$16,661
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
We expect to incur significant research and development expenses as we continue to develop our products and continue our efforts to expand our product pipeline.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $25.1 million, or 64%, to $64.6 million for the three months ended June 30, 2025 compared to $39.5 million for the three months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on commercial activities related to our commercial launches of Fanapt® in bipolar disorder and PONVORY® in RMS. During 2024, we commenced a host of commercial activities as part of our commercial launches of Fanapt® in bipolar disorder and PONVORY® in RMS, including an expansion of our sales force and the development of prescriber awareness and comprehensive marketing programs. A direct-to-consumer campaign that started in the first quarter of 2025 continued in the second quarter of 2025, elevating brand awareness of the company and the key products Fanapt® and PONVORY®. Selling, general and administrative expenses may increase in future periods as a result of the ongoing commercial launches.
Intangible asset amortization. Intangible asset amortization was $1.8 million each for the three months ended June 30, 2025 and 2024.
Other income. Other income was $3.6 million for the three months ended June 30, 2025 compared to $4.6 million for the three months ended June 30, 2024. Other income primarily consists of investment income on our marketable securities.
Benefit for income taxes. An income tax benefit of $7.7 million and $1.0 million was recorded for the three months ended June 30, 2025 and 2024, respectively. The income tax benefit for each of the three months ended June 30, 2025 and 2024 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.4 million and $0.2 million, respectively.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Revenues. Total revenues increased by $4.7 million, or 5%, to $102.6 million for the six months ended June 30, 2025 compared to $97.9 million for the six months ended June 30, 2024. Revenues were as follows:

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	Net Change	Percent
Fanapt® net product sales	$52,839	$43,729	$9,110	21%
HETLIOZ® net product sales	37,064	38,761	(1,697)	(4)%
PONVORY® net product sales	12,728	15,446	(2,718)	(18)%
Total net product sales	$102,631	$97,936	$4,695	5%
Fanapt® net product sales increased by $9.1 million, or 21%, to $52.8 million for the six months ended June 30, 2025 compared to $43.7 million for the six months ended June 30, 2024. The increase to net product sales was attributable to an increase in volume. We initiated the commercial launch of Fanapt® for bipolar I disorder in adults in the third quarter of 2024.
HETLIOZ® net product sales decreased by $1.7 million, or 4%, to $37.1 million for the six months ended June 30, 2025 compared to $38.8 million for the six months ended June 30, 2024. The decrease to net product sales was attributable to a decrease in volume, partially offset by an increase in price net of deductions. Our HETLIOZ® net product sales as reported for the three months ended March 31, 2023 reflected higher unit sales as compared to recent prior periods. The higher unit sales during the three months ended March 31, 2023 resulted in a significant increase of inventory stocking at specialty pharmacy customers at March 31, 2023. During the remainder of 2023, although there was continued destocking at specialty pharmacy customers, inventory levels remained elevated relative to inventory levels prior to the entrance of generic competition and remained elevated throughout 2024 and 2025. Going forward, HETLIOZ® net product sales may reflect lower unit sales as a result of the reduction of elevated levels at specialty pharmacy customers or may be variable depending upon when specialty pharmacy customers need to purchase again. Further, HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S. The Company constrained HETLIOZ® net product sales for the six months ended June 30, 2025 and 2024 to an amount not probable of significant revenue reversal. The amount of revenue recognized during the six months ended June 30, 2025 and 2024 related to changes in estimates on revenue constrained during prior periods was $0.8 million and $1.6 million, respectively. HETLIOZ® net product sales could experience variability in future periods as the remaining uncertainties associated with variable consideration related to inventory stocking by specialty pharmacy customers are resolved.
PONVORY® net product sales decreased by $2.7 million, or 18%, to $12.7 million for the six months ended June 30, 2025 compared to $15.4 million for the six months ended June 30, 2024. The decrease in net product sales was attributable to a decrease in volume and price net of deductions. We initiated the commercial launch of PONVORY® in RMS in the third quarter of 2024. An amount of variable consideration related to PONVORY® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024.
Cost of goods sold. Cost of goods sold increased by $0.1 million, or 1%, to $6.3 million for the six months ended June 30, 2025 compared to $6.2 million for the six months ended June 30, 2024. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and ended in April 2024. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $2.1 million of Fanapt® product, $7.9 million of HETLIOZ® product and $0.4 million of PONVORY® product as of June 30, 2025.
Research and development expenses. Research and development expenses increased by $19.9 million, or 53%, to $57.7 million for the six months ended June 30, 2025 compared to $37.8 million for the six months ended June 30, 2024. The increase in research and development expenses was primarily due to an upfront payment to AnaptysBio, Inc. for the exclusive, global license to develop, manufacture, and commercialize imsidolimab and drug supply as well as an increase in expenses for our BysantiTM, Fanapt® and HETLIOZ® development programs, partially offset by a decrease in expenses for our tradipitant development program.

The following table summarizes the costs of our product development initiatives for the six months ended June 30, 2025 and 2024:

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Direct project costs (1)
Fanapt®	$7,235	$3,972
BysantiTM	6,399	1,526
HETLIOZ®	6,914	4,431
PONVORY®	3,890	3,025
Tradipitant	8,015	14,217
Imsidolimab	14,370	—
VTR-297	1,583	1,273
CFTR	3,387	4,121
VQW-765	650	370
Other	850	836
Total direct project costs	53,293	33,771
Indirect project costs (1)
Stock-based compensation	1,361	1,538
Other indirect overhead	3,048	2,506
Total indirect project costs	4,409	4,044
Total research and development expense	$57,702	$37,815
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
We expect to incur significant research and development expenses as we continue to develop our products and continue our efforts to expand our product pipeline.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $45.1 million, or 65%, to $114.7 million for the six months ended June 30, 2025 compared to $69.6 million for the six months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on commercial activities related to our commercial launches of Fanapt® in bipolar disorder and PONVORY® in relapsing forms of MS. During 2024, we commenced a host of commercial activities as part of our commercial launches of Fanapt® in bipolar disorder and PONVORY® in RMS, including an expansion of our sales force and the development of prescriber awareness and comprehensive marketing programs. A direct-to-consumer campaign that started in the first quarter of 2025 continued in the second quarter of 2025, elevating brand awareness of the company and the key products Fanapt® and PONVORY®. Selling, general and administrative expenses may increase in future periods as a result of the ongoing commercial launches.
Intangible asset amortization. Intangible asset amortization was $3.5 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively.
Other income. Other income was $7.3 million for the six months ended June 30, 2025 compared to $9.2 million for the six months ended June 30, 2024. Other income primarily consists of investment income on our marketable securities.
Benefit for income taxes. We recorded an income tax benefit of $15.6 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively. The income tax benefit for the six months ended June 30, 2025 and 2024 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.8 million for each period.
Liquidity and Capital Resources
As of June 30, 2025, our total cash and cash equivalents and marketable securities were $325.6 million compared to $374.6 million at December 31, 2024. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of June 30, 2025 and December 31, 2024 are summarized as follows:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$80,983	$102,316
Marketable securities:
U.S. Treasury and government agencies	188,699	227,830
Corporate debt	55,868	44,497
Total marketable securities	244,567	272,327
Total cash, cash equivalents and marketable securities	$325,550	$374,643
As of June 30, 2025, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
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

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	Net Change
Net cash provided by (used in):
Operating activities:
Net loss	$(56,701)	$(8,664)	$(48,037)
Non-cash charges	(5,106)	6,940	(12,046)
Net change in operating assets and liabilities	13,408	2,365	11,043
Operating activities	(48,399)	641	(49,040)
Investing activities:
Asset acquisition	—	(4,229)	4,229
Purchases of property and equipment	(735)	(115)	(620)
Net purchases, sales and maturities of marketable securities	29,367	(29,136)	58,503
Investing activities	28,632	(33,480)	62,112
Financing activities:
Principal payments on finance leases	(834)	—	(834)
Tax obligations paid in connection with settlement of restricted stock units	(915)	—	(915)
Financing activities	(1,749)	—	(1,749)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	183	(29)	212
Net change in cash, cash equivalents and restricted cash	$(21,333)	$(32,868)	$11,535
Operating Activities: Cash flows used in operating activities during the six months ended June 30, 2025 were $48.4 million, a decrease of $49.0 million compared to cash provided by operating activities of $0.6 million during the six months ended June 30, 2024. The decrease primarily reflects a decrease of $48.0 million in net income which includes expenses associated with the $15.0 million payment related to the exclusive, global license agreement with Anaptys for the development and commercialization of imsidolimab.
Investing Activities: Cash flows provided by investing activities during the six months ended June 30, 2025 were $28.6 million, an increase of $62.1 million compared to $33.5 million cash used in investing activities during the six months ended June 30, 2024. The change in investing activities primarily reflects the timing of net reinvestment of available cash and cash equivalents in our portfolio of marketable securities. Additionally, the $4.2 million asset acquisition cash flow during the six months ended June 30, 2024 relates to the payment of the remaining consideration for the PONVORY® acquisition that was accrued as of December 31, 2023.
Financing Activities: Financing activities include principal payments for our finance lease liabilities and tax obligations paid in connection with settlement of restricted stock units. Cash flows used in financing activities during the six months ended June 30, 2025 were $1.7 million. There were no financing cash flows for the six months ended June 30, 2024.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2025, the end of the period covered by this quarterly report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings
Information with respect to this item may be found in Note 14, Legal Matters, to the condensed consolidated financial statements in Part I of this quarterly report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A	Risk Factors
We previously disclosed in Part I, Item 1A of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 14, 2025, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes to the risk factors disclosed in (i) our Annual Report for the fiscal year ended December 31, 2024 or (ii) any Quarterly Report on Form 10-Q filed subsequent to our Annual Report.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures
Not applicable.

ITEM 5	Other Information
During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. Furthermore, during the fiscal quarter ended June 30, 2025, we did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

10.1*	Seventh Amendment to Lease Agreement, dated June 24, 2025, by and between Square 54 Office Owner LLC and the registrant.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

July 31, 2025	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

July 31, 2025	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)