Form 10-K
period 2025-12-31
Vanda Pharmaceuticals Inc.
filed 2026-02-12
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
As of June 30, 2025, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $268.7 million based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Global Market, on such date. Shares of Common Stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 5, 2026 was 59,108,030.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2026 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

Vanda Pharmaceuticals Inc.
Form 10-K

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (Annual Report) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations and assumptions that involve risks, changes in circumstances and uncertainties. If the risks, changes in circumstances or uncertainties materialize or the assumptions prove incorrect, the results of Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Annual Report may include, but are not limited to, statements about:
•our ability to continue to generate United States (U.S.) sales of Fanapt® (iloperidone) oral tablets for the treatment of schizophrenia and the acute treatment of manic or mixed episodes associated with bipolar I disorder;
•our ability to obtain approval from the U.S. Food and Drug Administration (FDA) for BysantiTM (milsaperidone) for bipolar I disorder, schizophrenia and major depressive disorder (MDD);
•our ability to continue to generate sales of HETLIOZ® (tasimelteon) capsules for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) in the U.S., in light of existing and potential generic competition, and Europe and HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS) in the U.S.;
•our ability to obtain approval from the FDA for HETLIOZ® beyond the currently approved indications;
•our ability to increase market awareness of Non-24 and SMS and market acceptance of HETLIOZ®;
•our ability to commercialize PONVORY® (ponesimod) tablets for the treatment of adults with relapsing forms of multiple sclerosis, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease in the U.S.;
•our ability to obtain approval from the FDA for PONVORY® beyond the currently approved indications;
•our ability to commercialize NEREUSTM (tradipitant) capsules for the prevention of vomiting induced by motion;
•our ability to obtain approval from the FDA for NEREUSTM for the prevention of vomiting induced by GLP-1 receptor agonists and the treatment of gastroparesis;
•our ability to obtain approval from the FDA for imsidolimab for the treatment of generalized pustular psoriasis;
•our level of success in commercializing Fanapt® and HETLIOZ® in new markets;
•our ability to overcome the continued reimbursement and patient access challenges we face as a result of third-party payor coverage;
•our dependence on third-party manufacturers to manufacture our commercial products in sufficient quantities and quality;
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
•our expectations regarding trends with respect to our revenues, costs, liabilities and cash, cash equivalents and marketable securities;

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
Our business is subject to the following principal risks and uncertainties:
Risks Related to our Business and Industry
•We are dependent on the commercial success of Fanapt®, HETLIOZ®, PONVORY® and NEREUSTM (our commercial products).
•We face generic competition for HETLIOZ®.
•Future performance of our commercial products may be impacted by a number of factors including competing products or unanticipated safety issues.
•We are subject to uncertainty relating to pricing and reimbursement policies in the U.S.
•We have encountered third-party payors that refuse to cover or reimburse prescriptions written for HETLIOZ®.
•The FDA may not approve our New Drug Application (NDA) filing for the use of NEREUSTM for patients with gastroparesis.
•The FDA may not approve our supplemental New Drug Applications (sNDAs) for HETLIOZ® for the treatment of jet lag disorder or insomnia.
•We might not obtain regulatory approvals to commercialize any current product candidates, including BysantiTM and imsidolimab.
•Disruptions at the FDA and other government agencies could prevent new or modified products from being developed, approved or commercialized in a timely manner.
•Global economic conditions may have an adverse effect on our business.
•Our business may be materially adversely affected by duties, tariffs and other trade barriers and retaliatory countermeasures.
•Global health crises and pandemics may adversely impact our business.
•We may be unable to enter into third-party collaborations to develop and commercialize our products, or collaborations we enter into with any such third party may not be commercially successful.
•Even after we obtain regulatory approvals of a product, acceptance of the product in the marketplace is uncertain.
•We rely on, and will continue to rely on, outsourcing arrangements for many of our activities, including preclinical and clinical development and supply of our commercial and other products.
•We may experience disruptions to our commercial products supply chains.
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
•Our ability to use net operating loss and tax credit carryforwards to offset future taxable income is dependent on generating future taxable income and may be limited, including as a result of transactions involving our common stock.
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
Our commercial portfolio is currently comprised of four products: Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS), PONVORY® for the treatment of relapsing forms of multiple sclerosis (RMS) including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease and NEREUSTM for the prevention of vomiting induced by motion (collectively, our commercial products). HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, we have a number of drugs and/or additional indications for current products in development, including:
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia and hypertension;
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
•NEREUSTM (tradipitant) for the prevention of vomiting induced by GLP-1 receptor agonists, the treatment of gastroparesis and the treatment of atopic dermatitis;
•Imsidolimab, an IL-36R antagonist, for the treatment of generalized pustular psoriasis (GPP);
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of hematologic malignancies and onychomycosis and with potential use as a treatment for several oncology indications;
•Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors, including VSJ-110 for the treatment of dry eye and ocular inflammation and VPO-227 for the treatment of secretory diarrhea disorders, including cholera;
•VQW-765, a small molecule alpha-7 nicotinic acetylcholine receptor partial agonist, for the treatment of social/performance anxiety and psychiatric disorders; and
•Antisense oligonucleotide (ASO) molecules, including VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene and VGT-1849A for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy.
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
•Maximize the commercial success of our commercial products;
•Enter into strategic partnerships to supplement our capabilities and to extend our commercial reach;
•Pursue the clinical development and regulatory approval of our products;
•Apply our pharmacogenetics and pharmacogenomics expertise to differentiate our products;

•Expand our product portfolio through the identification and acquisition of additional products; and
•Utilize novel and innovative approaches in pursuit of each of these strategies.
Commercialized Products
Our commercial product portfolio consists of:

Product	Indication	2025 Net Sales (in millions)	Geography
	Schizophrenia (tablets) Manic or mixed episodes associated with bipolar I disorder (tablets)	$117.3	United States Israel (schizophrenia only)

	Non-24 (capsules) Nighttime sleep disturbances in SMS (capsules and HETLIOZ LQ® oral suspension)	$71.4	United States Europe (Non-24 in blind patients only)

	Relapsing forms of multiple sclerosis (tablets)	$27.4	United States Canada

	Prevention of vomiting induced by motion (capsules)	$—	United States

Fanapt® for schizophrenia (tablets)
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
Schizophrenia is a chronic, debilitating mental disorder characterized by hallucinations, delusions, racing thoughts and other psychotic symptoms (collectively referred to as “positive symptoms”), as well as moodiness, anhedonia (inability to feel pleasure), loss of interest, eating disturbances and withdrawal (collectively referred to as “negative symptoms”), and attention and memory deficits (collectively referred to as “cognitive symptoms”). Schizophrenia develops in late adolescence or early adulthood in approximately 1% of the world’s population. Most schizophrenia patients today are treated with drugs known as “atypical” antipsychotics, which were first approved in the U.S. in the late 1980s. These antipsychotics have been named “atypical” for their ability to treat a broader range of negative symptoms than the first-generation “typical” antipsychotics, which were introduced in the 1950s and are now generic. Atypical antipsychotics are generally regarded as having improved side effect profiles and efficacy relative to typical antipsychotics. See Competition below for a discussion of commonly prescribed antipsychotics in addition to Fanapt®.

Fanapt® for bipolar I disorder (tablets)
In April 2024, the FDA approved Fanapt® tablets for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults. We initiated the commercial launch of Fanapt® for the acute treatment of bipolar I disorder in adults in the third quarter of 2024.
Bipolar disorders are brain disorders that cause changes in a person’s mood, energy and ability to function. Bipolar disorder is a category that includes three different conditions - bipolar I, bipolar II and cyclothymic disorder. People with bipolar disorders have extreme and intense emotional states that occur at distinct times, called mood episodes. These mood episodes are categorized as manic, hypomanic or depressive. People with bipolar disorders generally have periods of normal mood as well. See Competition below for a discussion of commonly prescribed antipsychotics in addition to Fanapt®.
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
PONVORY® for RMS (tablets)
PONVORY® is a product approved for the treatment of RMS, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease, in adults. In December 2023, we purchased the rights to market and sell PONVORY® in the U.S. and Canadian markets from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company. In March 2021, the FDA granted U.S. marketing approval of PONVORY® for the treatment of RMS in adults. Health Canada approved PONVORY® for the treatment of RMS in April 2021. Multiple sclerosis (MS) is a chronic autoimmune inflammatory disease of the central nervous system (CNS) in which immune cells attack myelin (the protective casing that insulates nerve cells), damaging or destroying it and causing inflammation. This affects how the CNS processes information and communicates with the rest of the body, causing the neurologic signs and symptoms of MS. Symptoms vary by person, but common symptoms include fatigue, balance and walking problems, numbness or tingling, dizziness and vertigo, vision problems, bladder and bowel problems and weakness.
PONVORY® was launched commercially in the U.S. in April 2021 by one of the Johnson & Johnson Companies. There are a number of drugs approved and prescribed to treat patients with MS. See Competition below for a discussion of these commonly prescribed drugs.
NEREUSTM for motion sickness (capsules)
In December 2025, NEREUSTM was approved in the U.S. for the prevention of vomiting induced by motion in adults. Motion sickness is a disorder that arises often as a response to real or perceived movement, as occurring during vehicular travel. Vomiting is the most disturbing symptom of motion sickness, although the disorder is often accompanied by a constellation of symptoms that includes nausea, sweating, pallor, headache and anorexia. Motion sickness is one of the most prevalent episodic disorders in the world, whose prevalence has dramatically increased with world population mobility over the last 100 years. Approximately 30% of the general population is reported to suffer from motion sickness under ordinary travel conditions that include sea, air and land travel. See Competition below for a discussion of commonly prescribed drugs in addition to NEREUSTM.
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

Our product pipeline currently consists of the following products in clinical development or under regulatory review:

Clinical Development Pipeline

Product	Indication	Preclinical	Phase I	Phase II	Phase III	Regulatory
Fanapt® (iloperidone) tablets	Long Acting Injectable (LAI)				●	
Bysanti™ (milsaperidone)	Bipolar I Disorder					●
	Schizophrenia					●
	Major Depressive Disorder				●	
Hetlioz® (tasimelteon) capsules 20 mg	Jet Lag Disorder					●
	Insomnia					●
	Pediatric Insomnia				●	
	Delayed Sleep Phase Disorder				●	
	Pediatric Non-24				●	
Ponvory® (ponesimod)	Ulcerative Colitis				●	
	Psoriasis				●	
Imsidolimab	Generalized Pustular Psoriasis					●
NEREUS™ (tradipitant) capsules	Vomiting induced by GLP-1			●		
	Gastroparesis					●
VQW-765	Social/Performance Anxiety				●	
CFTR	VSJ-110 (Activator)			●		
	VPO-227 (Inhibitor)		●			
VTR-297	Hematologic Malignancies		●			
	Onychomycosis			●		
ASO Programs	Parkinson's Disease	●				
	CMT2S		●

Fanapt® for schizophrenia (LAI)
In October 2018, we enrolled our first patient in a pharmacokinetic study of the LAI formulation of Fanapt®. This pharmacokinetic study is ongoing and will serve to inform the dosing for a later clinical study of Fanapt® LAI for the treatment of schizophrenia. We initiated a Phase III program for the LAI formulation of Fanapt® in the fourth quarter of 2024. The Phase III study is ongoing.
Fanapt® for hypertension (LAI)
A clinical study of the long acting injectable formulation of Fanapt® in people with treatment-resistant hypertension is ongoing and enrolling patients.
BysantiTM for bipolar I disorder and schizophrenia
In 2021, we initiated a bioequivalence study of Fanapt® and BysantiTM, the active metabolite of iloperidone. We believe that BysantiTM represents a potential improvement over the clinical profile of Fanapt® and has the potential to create sustained, long-term value in the treatment of psychiatric disorders, including bipolar I disorder and schizophrenia, the indications already approved for Fanapt®. The FDA accepted our New Drug Application (NDA) for BysantiTM for the treatment of bipolar I disorder and schizophrenia for filing in May 2025 and set a PDUFA target action date of February 21, 2026.

BysantiTM for MDD
We initiated a Phase III clinical study for BysantiTM as a once-daily adjunctive treatment for MDD in the fourth quarter of 2024, with results expected in 2026. The Phase III clinical study is enrolling patients.
HETLIOZ® for jet lag disorder
In March and May 2018, respectively, we announced the results of our JET8 and JET studies for the treatment of jet lag disorder. In the JET8 clinical study, HETLIOZ® demonstrated significant and clinically meaningful benefits in nighttime and daytime symptoms of jet lag disorder, including improvement in sleep time and benefits in measurements of next day alertness. The JET study showed effectiveness in treating travelers who traveled either five or eight time zones from Washington, D.C. to London and San Francisco or Los Angeles to London, respectively. The results support the previously reported pivotal JET5 and JET8 Phase III clinical studies, which demonstrated improvements in patients who experienced circadian advances of five and eight hours, respectively. Additionally, in September 2018, we announced results from a driving study, which demonstrated that HETLIOZ® did not impair measures of driving performance.
The FDA accepted the filing of our sNDA for HETLIOZ® for the treatment of jet lag disorder in December 2018. The FDA determined the target action date under the Prescription Drug User Fee Act Amendments of 2017 to be August 16, 2019 and, on that date, we received a complete response letter (CRL) from the FDA. The FDA asserted in the CRL that the measures demonstrating improved sleep were of unclear clinical significance. We met with the FDA to discuss the CRL in a Post Action meeting and in 2022 we requested the opportunity for a hearing with the FDA on the approvability of the jet lag disorder sNDA. We filed a lawsuit against the FDA in September 2022 demanding that the FDA immediately publish in the Federal Register a notice of opportunity for a hearing on the jet lag disorder sNDA. The FDA then published the notice in the Federal Register in October 2022. We have asked the U.S. District Court for the District of Columbia (DC District Court) to, among other things, compel the FDA to comply with its obligations and declare that the FDA’s lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted our motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve our application or commence a hearing on or before March 5, 2024. In March 2024, we and the FDA filed a consent motion for entry of final judgment in our favor on our Administrative Procedure Act claim for the FDA’s unreasonable delay in resolving the hearing request, following which the FDA refused to hold a hearing or approve our sNDA for HETLIOZ® in the treatment of jet lag disorder. We subsequently filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit (DC Circuit). In January 2025, the DC Circuit held an oral argument on the petition. In August 2025, the DC Circuit issued a decision in our favor against the FDA, setting aside the FDA’s refusal to hold a hearing on our sNDA for HETLIOZ® for the treatment of jet lag disorder and remanding the case back to the FDA. In October 2025, we announced that we entered into a collaborative framework with the FDA for the resolution of certain of our disputes regarding HETLIOZ® and NEREUSTM (the FDA Agreement), pursuant to which the FDA agreed to conduct an expedited re-review of the sNDA and we sought a temporary abeyance in these proceedings. In January 2026, the FDA notified us that, following its re-review of the sNDA, it has determined that the sNDA cannot be approved in its current form. In January 2026, we requested that the FDA Commissioner resume hearing proceedings.
Jet lag disorder is a common circadian disorder frequently observed in millions of travelers who cross multiple time zones. Jet lag disorder is characterized by nighttime sleep disruption, a decrease in daytime alertness and impairment to social and occupational functioning. Jet lag disorder symptoms are more severe during eastward travel. The U.S. Department of Commerce, International Trade Administration reports state that more than 20 million U.S. residents make trips abroad each year to overseas destinations in Europe, the Middle East and Asia.
HETLIOZ® for insomnia
HETLIOZ® is effective in improving sleep onset difficulty in people with primary insomnia with the effect observed as early as the first night of treatment. A Phase III, multi-center, placebo-controlled, 4-week trial evaluated patients with chronic primary insomnia. Two studies of transient insomnia induced by phase advance of the sleep-wake cycle were also conducted with five-hour and eight-hour phase advance, which showed a significant effect the first night in improving sleep parameters. In July 2023, the FDA accepted our sNDA for HETLIOZ® in insomnia for filing and set a PDUFA target action date of March 4, 2024 for its decision. On March 4, 2024, we received a CRL from the FDA. In June 2024, we received a Notice of Opportunity for a Hearing, and we accepted the opportunity for a hearing in July 2024. In August 2024, we filed for summary judgment requesting approval or a hearing on approvability of HETLIOZ® to treat insomnia associated with difficulties with sleep initiation. In October 2024, we received a Proposed Order denying a hearing on approvability for the insomnia sNDA and we submitted a response to the Proposed Order in December 2024.

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
PONVORY® for psoriasis
The mechanism of action of PONVORY® makes it also a potential therapeutic candidate for the treatment of a diverse group of inflammatory/autoimmune disorders including but not limited to ulcerative colitis, psoriasis, Crohn’s disease, atopic dermatitis, eosinophilic esophagitis and alopecia areata. In a randomized placebo controlled clinical study, PONVORY® has been shown to reduce the symptoms and signs of psoriasis. The Investigational New Drug (IND) application for PONVORY® for the treatment of psoriasis was accepted by the FDA in the fourth quarter of 2024. A Phase III clinical study of PONVORY® for the treatment of psoriasis is ongoing.
PONVORY® for ulcerative colitis
The mechanism of action of PONVORY® makes it also a potential therapeutic candidate for the treatment of a diverse group of inflammatory/autoimmune disorders including but not limited to ulcerative colitis, psoriasis, Crohn’s disease, atopic dermatitis, eosinophilic esophagitis and alopecia areata. The IND application for PONVORY® in the treatment of ulcerative colitis was accepted by the FDA in the fourth quarter of 2024. A Phase III clinical study of PONVORY® for the treatment of ulcerative colitis is ongoing.
NEREUSTM for vomiting induced by GLP-1 receptor agonists
In November 2025, we announced results from a randomized controlled clinical study evaluating NEREUSTM for the prevention of nausea and vomiting induced by GLP-1 receptor agonist Wegovy® in overweight and obese adults. This study met its primary and secondary endpoints, demonstrating the ability for NEREUSTM to significantly mitigate GLP-1 induced nausea and vomiting. This study, which pre-treated patients with either NEREUSTM or placebo before administering a 1 mg injection of Wegovy®, a dose that normally takes 9 weeks of titration to reach, showed a 50% relative reduction in symptoms among the patients treated with NEREUSTM. NEREUSTM demonstrated a favorable safety profile consistent with previous studies with no new safety signals observed. A Phase III program is anticipated to initiate in the first half of 2026, positioning NEREUSTM as a key adjunct to improve outcomes in GLP-1 agonist treatments.
NEREUSTM for gastroparesis
In December 2018, we announced results from a Phase II randomized clinical study (2301) of NEREUSTM as a monotherapy in the treatment of gastroparesis. Several symptom severity scales were used to assess gastroparesis symptoms, including the Gastroparesis Symptom Index (GCSI), Patients Assessment of Upper Gastrointestinal Disorders-Symptoms (PAGI-SYM), and Patient Global Impression of Change (PGI-C) as well as a Clinician Global Impression of Severity (CGI-S). NEREUSTM met the primary endpoint of the study of change in nausea score as measured by patient daily diaries and also met the related endpoint of improvement in the number of nausea free days. NEREUSTM also showed significant improvement in most of the secondary endpoints studied, including several key scales reflecting overall gastroparesis symptoms, specifically GCSI, PAGI-SYM, CGI-S, and PGI-C.
In February 2022, we announced results from a Phase III clinical study (3301) evaluating the efficacy and safety of NEREUSTM in treating the symptoms of gastroparesis. The study did not meet its prespecified primary endpoint, which was the difference between drug and placebo on the change of the severity of nausea from baseline at week 12 of treatment. Both treatment arms showed significant improvements from baseline on nausea as well as the other core symptoms of gastroparesis. When restricting the analysis in the group of patients that used no rescue medications at baseline and adjusting for poor compliance, we identified strong evidence of a drug effect across a number of symptoms and across the duration of the study, including a significant and meaningful effect at the prespecified primary endpoint of nausea change at week 12. On September 18, 2024, the FDA informed us that it did not view this data as constituting substantial evidence of efficacy for NEREUSTM in any indication for the treatment of gastroparesis or its symptoms, for any length of treatment. The open-label phase of the study remains open.
We believe that NEREUSTM has a well-established safety profile, as demonstrated by the results of extensive testing in animals and humans. Despite these results, however, the FDA informed us in December 2018 that in order to treat patients beyond 12 weeks, we would have to conduct a nine-month non-rodent chronic toxicity study. This currently limits our ability to collect safety data in humans for more than 12 weeks. The non-rodent study required by the FDA necessitates the sacrifice of dozens of animals and we have disputed the necessity of a nine-month non-rodent chronic toxicity study. In February 2019, we filed a lawsuit in the DC District Court challenging the FDA’s position, but we ultimately did not prevail. Despite our disagreement with the FDA, the preclinical package has allowed us to continue to conduct all of the efficacy studies necessary for NDA filing. Moreover, in July 2020, the FDA authorized NEREUSTM through an expanded access program (EAP) for a single patient. An EAP allows a patient to request the use of NEREUSTM, prior to NDA approval, for up to six months with an option to request renewal. Since then, certain patients who experienced a benefit in NEREUSTM studies have requested and received expanded access, while others have been denied treatment under the EAP. The EAP is ongoing and a number of patients have initiated treatment. Although this EAP is not intended for data collection, we collect safety data from this cohort of expanded access patients and included this data in the NDA that we submitted for NEREUSTM for patients with gastroparesis. The lack of long-term (i.e., more than 12 weeks in humans) safety data would likely impact the FDA’s willingness to approve NEREUSTM for a chronic indication. However, because long-term safety data is not normally a requirement for short-term indications, and with a preclinical profile that has not precluded clinical development, we believe the package was complete for any NDA filing to treat patients for 12 weeks or less. For example, the FDA has communicated to us that it is considering an indication for the short-term relief of nausea in gastroparesis. While this short-term indication is not preferred, we would consider accepting this limited indication while continuing to pursue a chronic indication. However, the FDA may not deem the safety information sufficient even for a short-term indication. Moreover, FDA authorization of an EAP is not a guarantee of or a step towards obtaining full FDA approval of an NDA. In December 2023, the FDA accepted our NDA for NEREUSTM in gastroparesis for filing and set a PDUFA target action date of September 18, 2024. On September 18, 2024, we received a CRL from the FDA. In January 2025, we received a Notice of Opportunity for a Hearing, and we have accepted the opportunity for a hearing. NEREUSTM is the first novel drug to be accepted for review by the FDA for gastroparesis in over 30 years and, if approved, will be the first novel drug to be approved by the FDA for the treatment of gastroparesis in over 40 years.
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
NEREUSTM for atopic dermatitis
We announced results in September 2017 from a randomized Phase II clinical study of NEREUSTM as a monotherapy in the treatment of patients with atopic dermatitis. NEREUSTM was shown to improve the intensity of the worst itch patients experienced, as well as atopic dermatitis disease severity. On the pre-specified primary endpoint of Average Itch Visual Analog Scale, NEREUSTM showed improvement over placebo, but this improvement was not significant due to high placebo effect and the lack of sensitivity of this measure.
In June 2018, we initiated EPIONE, a Phase III clinical study of NEREUSTM for pruritus in atopic dermatitis. In October 2019, we began enrolling patients in EPIONE 2, a second Phase III clinical study of NEREUSTM in atopic dermatitis. We announced results of EPIONE in February 2020. The EPIONE study did not meet its primary endpoint in reduction of pruritus across the overall study population. However, the antipruritic effect of NEREUSTM was robust in the mild atopic dermatitis population. The EPIONE study continued to demonstrate that NEREUSTM is safe and well-tolerated. The EPIONE 2 study was placed on hold in 2020.
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

Imsidolimab for GPP
Imsidolimab has successfully completed two global Phase III clinical studies for the treatment of GPP. In December 2025, we submitted the Biologics License Application (BLA) for imsidolimab for the treatment of GPP and requested priority review of the BLA. GPP is a rare, chronic, systemic autoinflammatory disease that is potentially life-threatening, if left untreated. During a GPP flare, individuals experience the sudden eruption of painful pustules. These pustules appear over large areas of the skin, accompanied by redness, severe itchiness, and dry, cracked, or scaly skin. People with GPP may also experience more general symptoms such as fever, headache, extreme tiredness or a burning sensation on the skin.
VTR-297
In the fourth quarter of 2018, we initiated a clinical study in patients with hematologic malignancies. Enrollment in the Phase I/II clinical study (1101) of VTR-297 in hematologic malignancies is ongoing.
In January 2024, the FDA approved our IND application to evaluate VTR-297 for the treatment of onychomycosis, a fungal infection of the nail. The Phase I clinical study for VTR-297 for the treatment of onychomycosis was initiated in April 2024. The study is fully enrolled.
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
In addition, an early stage CFTR inhibitor program is planned for VPO-227 for the treatment of secretory diarrhea disorders, including cholera. We believe that VPO-227 has the potential to be an orally administered treatment for cholera. In October 2022, VPO-227 was granted orphan drug designation by the FDA for the treatment of cholera. We have also received approval to proceed with a Phase I study of VPO-227 for the treatment of cholera in Bangladesh, a country where the treatment of cholera remains a significant and unmet need. The Phase I study of VPO-27 for the treatment of cholera in Bangladesh is ongoing.
VQW-765
We are evaluating VQW-765 for the treatment of psychiatric disorders. In December 2022, we announced results from a Phase II clinical study (2201) of a single-dose treatment to alleviate acute performance anxiety in social situations. In the clinical study, 230 volunteers with prior history of performance anxiety were randomized to receive a single dose of VQW-765 or placebo and were challenged with the standardized Trier Social Stress Test (TSST). The TSST creates an acute stress by requiring participants to make an interview-style presentation in front of a panel who provides no feedback or encouragement. Participants who received VQW-765 showed numerically lower stress levels compared to those who received placebo. A significant relationship was also seen between exposure to VQW-765 (amount of drug measured in blood) and the clinical response. We have initiated a Phase III program and are enrolling patients.
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

ASOs may have broad applicability in addressing a number of disorders, from nervous system treatments to systemic treatments, including treatments for CMT2S and Parkinson’s disease. In June 2023, VCA-894A, an ASO molecule, was granted orphan designation by the FDA for the treatment of a patient with CMT2S, caused by cryptic splice site variants within IGHMBP2. In January 2024, we announced that the FDA had approved the IND application to evaluate VCA-894A for the treatment of a patient with CMT2S. CMT2S is a rare subtype of Charcot-Marie-Tooth disease (CMT), an inherited peripheral neuropathy for which there is no available treatment. The estimated prevalence of CMT is 1 in 2,500 individuals, with varying clinical features dependent on the various genetic variants of CMT. The prevalence of CMT2S is estimated to be less than 1 in 1,000,000 worldwide.
Parkinson’s disease, characterized by the progressive loss of dopaminergic neurons in the brain, is the fastest-growing and second most common neurodegenerative disorder worldwide. Multiple genetic forms of Parkinson’s disease have been identified across the PARK gene family, with SNCA (α-synuclein) being the first gene implicated. The Ala53Thr (p.A53T) missense mutation in SNCA represents one of the most significant risk factors for early-onset Parkinson's and was the first mutation shown to cause autosomal-dominant Parkinson’s disease. Current ASO approaches broadly target SNCA irrespective of mutation status, raising concerns about excessive α-synuclein depletion. We are developing an allele-specific strategy that achieves genotype-selective downregulation of the pathogenic A53T allele while preserving wild-type SNCA expression and function. We believe that if this approach is validated in the A53T variant, the approach could be extended to target several other SNCA variants associated with autosomal-dominant Parkinson’s disease.
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

NEREUSTM
In April 2012, we entered into a license agreement with Eli Lilly and Company (Lilly) pursuant to which we acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize NEREUSTM for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. We have paid Lilly $5.0 million in upfront fees and development milestones, including a $2.0 million development milestone paid in December 2023 for the filing of the first marketing authorization for NEREUSTM in the U.S. or the E.U. In the fourth quarter of 2025, our NDA for the prevention of vomiting induced by motion was approved by the FDA and we accrued $10.0 million as a current liability as of December 31, 2025. As of December 31, 2025, remaining milestones include a $5.0 million milestone for the first approval of a marketing authorization for NEREUSTM in the E.U. and up to $80.0 million for sales milestones. We are obligated to use commercially reasonable efforts to develop and commercialize NEREUSTM.
Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other. In the event that we terminate the agreement, or if Lilly terminates the agreement due to our breach or for certain other reasons set forth in the agreement, all rights licensed and developed by us under the agreement will revert or otherwise be licensed back to Lilly on an exclusive basis, subject to payment by Lilly to us of a royalty on net sales of products that contain NEREUSTM.
Imsidolimab
In January 2025, we entered into an exclusive global license agreement with AnaptysBio, Inc. (Anaptys) under which we acquired the worldwide rights to develop, manufacture and commercialize imsidolimab. The agreement grants us exclusive rights to imsidolimab, which has successfully completed two global Phase III clinical studies for the treatment of GPP. Under the terms of the agreement, we made an upfront payment of $10.0 million to Anaptys and an additional $5.0 million for drug supply. Anaptys is eligible to receive future payments based upon achievement of specified regulatory approval and commercialization milestones as well as a 10% royalty on global net sales. As of December 31, 2025, remaining milestone obligations include up to $35.0 million in future regulatory approval and sales milestones, including $5.0 million each for the first approval of an application for marketing authorization for imsidolimab in the U.S. and E.U. and $25.0 million for a sales milestone. We are obligated to use commercially reasonable efforts to develop and commercialize imsidolimab.
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
Portfolio of CFTR activators and inhibitors
In March 2017, we entered into a license agreement with the University of California San Francisco (UCSF), under which we acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, we will develop and commercialize the CFTR activators and inhibitors and are responsible for all development costs under the license agreement, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as single-digit tiered-royalties on net sales. We have paid UCSF $1.8 million in upfront fees and development milestones. As of December 31, 2025, remaining milestones include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million in development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
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
VQW-765
In connection with the settlement agreement with Novartis relating to Fanapt®, we received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765. Pursuant to the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize VQW-765 and are responsible for all development costs. We have no milestone obligations, but Novartis is eligible to receive tiered-royalties on net sales at percentage rates up to the mid-teens.
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
PONVORY®, NEREUSTM and VQW-765 are covered by NCE exclusivity and other patents and patent applications related to their respective medicinal uses. In addition, NCE patent protection has been sought for BysantiTM, VTR-297 and CFTR activators and inhibitors. Patent applications for these active ingredients remain pending. Although NCE exclusivity and the NCE patents protecting Fanapt® and HETLIOZ® have expired, Fanapt® remains protected by additional patents and HETLIOZ® and HETLIOZ LQ® also remain protected by additional patents, some of which we have asserted against current generic competitors. For more on the license and sublicense arrangements related to these active ingredients, see License Agreements above. For more on patent litigation, see Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” in Part I, Item 1A of this Annual Report, each of which is incorporated herein by reference. In addition, we have filed for patents based on our own discoveries that seek to provide additional protection for Fanapt® and HETLIOZ® and HETLIOZ LQ®.
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

Product	Number	Type
Fanapt®	US 8,586,610	Method of treatment
	US 8,652,776	Method of treatment
	US 8,999,638	Method of treatment
	US 9,072,742	Method of treatment
	US 9,074,254	Method of treatment
	US 9,074,255	Method of treatment
	US 9,074,256	Method of treatment
	US 9,157,121	Method of treatment
HETLIOZ®	US 9,060,995	Method of treatment
	US 9,539,234	Method of treatment
	US 9,549,913	Method of treatment
	US 9,730,910	Method of treatment
	US 9,855,241	Method of treatment
	US RE46,604	Method of treatment
	US 10,071,977	Drug substance
	US 10,149,829	Method of treatment

Product	Number	Type
	US 10,179,119	Method of treatment
	US 10,376,487	Method of treatment
	US 10,449,176	Method of treatment
	US 10,610,510	Method of treatment
	US 10,610,511	Method of treatment
	US 10,829,465	Drug substance
	US 10,945,988	Method of treatment
	US 10,980,770	Method of treatment
	US 11,141,400	Method of treatment
	US 11,266,622	Method of treatment
	US 11,285,129*	Method of treatment
	US 11,566,011	Drug substance
	US 11,633,377	Method of treatment
	US 11,759,446	Method of treatment
	US 11,760,740	Drug substance
	US 11,786,502	Method of treatment
	US 11,826,339	Method of treatment
	US 11,833,130	Method of treatment
	US 11,850,229	Method of treatment
	US 11,918,556*	Method of treatment
	US 11,918,557	Method of treatment
	US 12,049,457	Drug substance
	US 12,201,604	Method of treatment
HETLIOZ LQ®	US 9,539,234	Method of treatment
	US 9,730,910	Method of treatment
	US 10,071,977*	Drug substance
	US 10,149,829*	Method of treatment
	US 10,179,119*	Method of treatment
	US 10,376,487*	Method of treatment
	US 10,610,510*	Method of treatment
	US 10,610,511	Method of treatment
	US 10,829,465	Drug substance
	US 10,980,770*	Method of treatment
	US 11,141,400	Method of treatment
	US 11,202,770	Drug formulation
	US 11,266,622*	Method of treatment
	US 11,285,129*	Method of treatment
	US 11,566,011*	Drug substance
	US 11,633,377	Method of treatment
	US 11,759,446*	Method of treatment
	US 11,760,740	Drug substance
	US 11,786,502	Method of treatment
	US 11,826,339	Method of treatment
	US 11,833,130	Method of treatment
	US 11,850,229*	Method of treatment

Product	Number	Type
	US 11,918,556*	Method of treatment
	US 11,918,557	Method of treatment
	US 12,049,457	Drug substance
	US 12,201,604	Method of treatment
	US 12,447,141	Method of treatment
PONVORY®	US 9,062,014	Drug substance
	US 10,220,023	Method of treatment
	US RE43,728	New chemical entity
	US 11,951,097	Method of treatment
	US 12,336,980	Method of treatment
NEREUSTM	US 10,772,880	Method of treatment
	US 10,821,099	Method of treatment
	US 11,324,735	Method of treatment
	US 12,318,375	Method of treatment
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
We have also filed and plan on filing additional patent applications covering the use of Fanapt® LAI formulations. Patents for the microsphere LAI formulation of Fanapt® expired in 2022 in some markets in Europe and expired in 2024 in the U.S. Patents for the aqueous microcrystals LAI formulation of Fanapt® expired in 2023 in the U.S. and in some markets in Europe. We have pending patent applications covering the use of iloperidone and plan on filing additional applications based on discoveries made throughout the development plan of this molecule.
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
HETLIOZ® and HETLOZ LQ®
Our rights to the NCE patent covering HETLIOZ® capsules and HETLIOZ LQ® and related intellectual property have been acquired through a license with BMS. HETLIOZ® and its formulations, genetic markers and uses are the subject of numerous patent filings for which protection has been sought in selected countries worldwide. The NCE patent covering HETLIOZ® expired in December 2022 in the U.S., which is inclusive of a five-year extension granted under the Hatch-Waxman Act in October 2018. Corresponding NCE patent protection has expired in most other markets. The USPTO has also issued 26 method of treatment patents for HETLIOZ® that will expire between 2033 and 2041 and five drug substance patents that will expire in 2035. Additionally, the USPTO has issued a drug formulation patent for HETLIOZ LQ® that will expire in 2040. We also have other pending patent applications covering methods of treatment and compositions of HETLIOZ LQ®.
We filed several Hatch-Waxman lawsuits in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex), MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (MSN) asserting infringement of patents covering HETLIOZ® 20 mg capsules. In January 2022, we entered into a license agreement with MSN and Impax Laboratories LLC resolving the lawsuits against MSN. The consolidated lawsuits against Teva and Apotex were tried in March 2022. In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe U.S. Patent No. RE46,604, and that the asserted claims of U.S. Patent Nos. RE46,604; 9,730,910; 10,149,829; and 10,376,487 were invalid, which was affirmed by the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) in May 2023.
Also in December 2022, we filed Hatch-Waxman lawsuits, which are currently pending in the Delaware District Court against each of Teva and Apotex, asserting infringement of U.S. Patent No. 11,285,129, which is a method of administration patent that was not litigated in the prior litigation. We also filed patent infringement lawsuits against each of Teva and Apotex in the Delaware District Court, in each case, asserting infringement of U.S. Patent No. 11,918,556, another method of administration patent that was not litigated in the prior litigation. A trial is scheduled to begin in these cases on August 3, 2026. These lawsuits do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. Furthermore, these lawsuits do not relate to the HETLIOZ LQ® oral suspension formulation.
In July 2024, we filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that the U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. In June 2025, we filed an amended complaint against MSN, further alleging that U.S. Patent Nos. 10,071,977 and 11,566,011 will also be infringed by MSN’s generic version of HETLIOZ LQ®. Our lawsuit remains pending, and a trial is scheduled to begin on September 14, 2026.
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
PONVORY®
Janssen obtained patent protection for PONVORY® and its formulations in selected countries worldwide, including the U.S. and Canada. In December 2023, we acquired all rights that Janssen had in U.S. and Canadian patents related to PONVORY®, pending U.S. and Canada patent applications related to PONVORY®, and any further U.S. and Canadian derivative patents and patent applications arising from the foregoing patents and pending patent applications. The FDA-granted NCE exclusivity protecting PONVORY® in the U.S. will expire in March 2026. The NCE patent covering the active ingredient in PONVORY® (Reissue Patent No. 43,728) is subject to a patent term extension pursuant to the Hatch-Waxman Act and expires in November 2029. The USPTO has granted additional patents, including a further patent directed to a crystalline form of the active ingredient in PONVORY®, which will expire in May 2032 as a result of the awarded patent term adjustment. PONVORY® is also protected by three method of treatment patents which expire between December 2035 and October 2042. Also, a number of patent applications covering further methods of treatment remain pending at the USPTO.
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

2740313 and 2968180 for PONVORY®, which are respectively directed to the crystalline form of PONVORY® and methods of treatment. These listed patents will respectively expire in October 2029 and, as a result of the CSP granted for 2968180, in April 2036. The ponesimod compound patent Canadian Patent No. 2545582 expired in November 2024.
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
NEREUSTM
Lilly owns the NCE patent as well as patent applications directed to polymorphic forms of, and methods of making NEREUSTM. This patent protection was sought in the U.S. and in other countries worldwide. These patents and patent applications have been licensed to us. The NCE patent covering NEREUSTM expired in April 2023, except in the U.S., where it expired in June 2024. However, NEREUSTM is still subject to NCE exclusivity from the FDA under the Hatch-Waxman Act, which expires December 30, 2030. We have filed additional patent applications based on discoveries made during recent studies with NEREUSTM, the latest of which expires in 2036.
Imsidolimab
Anaptys owns patents and patent applications covering imsidolimab, which have been licensed to us under an exclusive global license agreement. These patents and applications include claims directed to antibodies that inhibit the interleukin-36 receptor, methods of use and formulations. Patent protection for imsidolimab has been sought in the U.S. and other countries. In the U.S., the patent protection may be subject to extension under the Biologics Price Competition and Innovation Act, which provides a framework similar to the Hatch-Waxman Act for small molecules, allowing for potential exclusivity extensions for biologics. The patents protecting imsidolimab are expected to provide exclusivity into the late 2030s. We are committed to advancing the development of imsidolimab and may file additional patent applications based on discoveries made during its development.
VTR-297
We have pending patent applications covering the use of VTR-297 and plan on filing additional applications based on discoveries made throughout the development plan of this molecule. VTR-297 may be subject to further exclusivities from the FDA under the Hatch-Waxman Act.
Portfolio of CFTR activators and inhibitors
Our portfolio of CFTR activators and inhibitors may have broad applicability in addressing a number of high unmet medical needs, including chronic dry eye, constipation, polycystic kidney disease, cholestasis and secretory diarrheas. We plan on filing applications based on discoveries made throughout the development plan of these product candidates.
VQW-765
Novartis owns the NCE patent as well as patent applications directed to methods of using VQW-765, VQW-765 formulations, and combinations of VQW-765 with other active pharmaceutical ingredients. The NCE patent expired normally in 2023 in the U.S., Europe and other markets. VQW-765 may be subject to further exclusivities from the FDA under the Hatch-Waxman Act.
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
HETLIOZ® capsules were approved in the U.S. for the treatment of Non-24 in January 2014 and HETLIOZ® capsules and oral suspension were approved for the treatment of nighttime sleep disturbances in SMS in December 2020. We commercially launched HETLIOZ® capsules in the U.S. in April 2014 and the oral suspension (HETLIOZ LQ®) in March 2021. Additionally, HETLIOZ® capsules were approved in the E.U. for the treatment of Non-24 in totally blind adults in July 2015 and, in August 2016, we commercially launched HETLIOZ® in Germany. We continue to explore the regulatory path and commercial opportunity for HETLIOZ® in other regions.
PONVORY® tablets were approved in the U.S. for the treatment of RMS in adults in March 2021 and commercially launched in the U.S. by Janssen in April 2021. PONVORY® tablets were approved in Canada for the treatment of RMS in adults in April 2021. We acquired the U.S. and Canadian rights to PONVORY® in December 2023 from Janssen and we transitioned U.S. operations of PONVORY® during 2024.
NEREUSTM capsules were approved in the U.S. for the preventing of vomiting induced by motion in December 2025.
Major Customers
Our revenues are generated from product sales and are concentrated in a limited number of specialty pharmacies, specialty distributors and wholesalers. There were four major customers that each accounted for more than 10% of total revenues for 2025 and, as a group, represented 76% of total revenues for the year ended December 31, 2025.
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
We believe the competitors for our commercial products are as follows:
•For Fanapt® in the treatment of schizophrenia and bipolar, competitors include drugs in the atypical and typical antipsychotics classes.
•For HETLIOZ® in the treatment of nighttime sleep disturbances in SMS, there are no FDA approved direct competitors. For HETLIOZ® in the treatment of Non-24, Teva and Apotex have launched their respective Abbreviated New Drug Application (ANDA) products at risk, and the FDA has also approved the ANDA for MSN. In addition to those direct competitors, drugs that indirectly compete with HETLIOZ® include sedative-

hypnotic treatments for certain sleep related disorders, over-the-counter remedies such as Benadryl® and Tylenol PM®, melatonin agonists, and shift work and excessive sleepiness disorder treatments.
•For PONVORY® in the treatment of RMS, the competitors include drugs in the sphingosine 1-phosphate (S1P) receptor modulator class and other immune-modulating or immunosuppressive therapies for MS.
•For NEREUSTM in the prevention of vomiting induced by motion, the competitors include drugs in the neurokinin-1 (NK-1) class, antiemetics, scopalamine and other drugs approved for the prevention and treatment of motion sickness.
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

In December 2024, we entered into a non-exclusive manufacturing agreement for the manufacture of commercial supplies of PONVORY®. The PONVORY® manufacturing agreement has an initial term of three years and automatically renews after the initial term until the termination or expiration of any outstanding project agreements.
In December 2025, we entered into a non-exclusive product agreement for the manufacture of commercial supplies of NEREUSTM drug product. The NEREUSTM product agreement has an initial term of five years and automatically renews after the initial term for additional three year periods. After the initial term, either party may terminate the agreement by giving 36 months’ written notice.
Government Regulation
Government authorities in the U.S. at the federal, state and local levels and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing and export and import of pharmaceutical products. A new product must be approved by the FDA through the NDA process (for a drug) or the BLA process (for a biologic product) before it may be legally marketed in the U.S. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign laws and regulations require the expenditure of substantial time and financial resources. Moreover, failure to comply with applicable requirements may result in, among other things, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, disbarment, partial or total suspension of production or withdrawal of the product from the market. Any judicial, administrative or other governmental enforcement action could have a material adverse effect on our business.
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
The Pediatric Research Equity Act (PREA) requires IND sponsors to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The sponsor or FDA may also request a waiver of the requirement to submit pediatric assessments. A waiver may be granted for one of several reasons, including because the necessary studies are impossible or highly impracticable. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. If a pediatric assessment or a request for approval of a pediatric formulation is not submitted by a sponsor in accordance with the statutory requirements, the drug may be considered misbranded because of that failure and subject to relevant enforcement actions.
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
Our approved products are, and any additional product manufactured or distributed by us following FDA approval will be, subject to continuing regulation by the FDA, including, among other things, recordkeeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information regarding approved drugs that are placed on the market, and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product for a certain indication or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable governmental requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-marketing clinical trials, enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties, any of which could have a material adverse effect on our business.
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
In addition, a product may be eligible for accelerated approval. Drugs intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA requires such post-marketing studies, it will specify the conditions for such studies, which may include enrollment targets, the study protocol and milestones, including the target date of study completion. The FDA may also require that a study or studies be underway prior to approval, or within a specified time period after the date of approval. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
Marketing exclusivity
The FDA provides periods of regulatory exclusivity, which provide the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent, or not involving the sharing of electron pairs between atoms, derivatives, such as a complex (i.e., formed by the chemical interaction of two compounds), chelate (i.e., a chemical compound), or clathrate (i.e., a polymer framework that traps molecules), of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if it includes a certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid. If a product is not eligible for the NCE exclusivity, it may be eligible for three years of exclusivity. Three-year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval or change to a marketed product, such as a new formulation, route of administration or indication for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence trials, was essential to the approval of the application and was conducted or sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug’s approval. As a general matter, three-year exclusivity granted for a new drug does not prohibit the FDA from approving additional ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of an NDA where an applicant obtained a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.
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
False Claims Act
The federal False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds and knowingly making, or causing to be made or used, a false record or statement to get a false claim paid. Certain marketing practices may implicate the False Claims Act, including promotion of pharmaceutical products for unapproved uses, providing free product to customers with the expectation that customers would bill federal programs for the product, or inflating prices reported to private price publication services used to set drug reimbursement rates under federal healthcare programs. Under the False Claims Act, “knowing” is defined the include actual knowledge, deliberate ignorance or reckless disregard. In addition, the ACA amended the Social Security Act to provide that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by private individuals who may receive financial awards if their claims are successful. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and monetary penalties of $5,500 to $11,000 per false claim or statement, adjusted for inflation as applicable, with respect to violations occurring after November 2, 2015. Violations of the False Claims Act are also punishable by exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. Pharmaceutical and other life sciences companies often resolve allegations without admissions of liability for significant and sometimes material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation. These companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.
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
Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act (FCPA), prohibits U.S. corporations and their representatives and intermediaries from offering, promising, authorizing or giving anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad or otherwise secure an improper business advantage. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Violation of the FCPA could result in substantial civil and criminal penalties and remedies, including fines, disgorgement, debarment and/or imprisonment. Other jurisdictions in which we operate or supply products have similar anti-corruption laws and/or regulations.
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
Many state laws govern the privacy and security of personal information in specified circumstances. For example, the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020, as further amended by the California Privacy Rights Act, along with corresponding regulations, established a new legal framework governing covered businesses’ collection and use of personal information of California residents by, among other things, creating an expanded definition of covered personal information, establishing new privacy rights for California residents, imposing an opt-in standard for certain disclosures of personal information about minors, and creating a new and potentially severe statutory damages framework for businesses subject to certain data breaches resulting from the failure to implement and maintain reasonable security procedures and practices. While some exceptions apply, such as personal information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects and protected health information governed by HIPAA are exempt from the current version of the CCPA, other personal information is in scope. In addition to California, there are over twenty other states with comprehensive consumer or consumer health privacy laws. Every state maintains a data breach notification law.

Foreign regulation
Foreign drug development, review and approval processes
Regardless of whether a sponsor obtains FDA approval for a product, it must obtain approval by the comparable regulatory authorities of foreign countries before it can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered with the three-Phase sequential process that is discussed above under U.S. drug development and regulation. However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies.
Under E.U. regulatory systems, a sponsor may submit Marketing Authorization Applications either under a centralized or decentralized procedure. The centralized procedure, which is available for drugs produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all E.U. Member States. The centralized procedure is compulsory for some drugs and optional for others. This authorization is referred to as a marketing authorization approval. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining Member States. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure. In addition, regulatory approval of prices is required in most countries other than the U.S. Companies face the risk that the resulting prices would be insufficient to generate an acceptable return.
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
The collection and processing of personal data in the E.U. is governed by the General Data Protection Regulation (GDPR), which became applicable in May 2018. The GDPR applies to personal data processing carried out by a controller or processor (i) established in the E.U. or (ii) offering goods or services to E.U. individuals, or monitoring their behavior within the E.U., regardless of the controller’s or processor’s location. The GDPR implements stringent operational requirements for controllers and processors of personal data, including, for example, the implementation of transparent information for data subjects regarding the processing of their personal data, appropriate legal basis for the processing of personal data, which may include the obtaining of valid consent in certain circumstances, expanded individual data subject rights, limitations on retention of personal data, increased requirements pertaining to data security and confidentiality, mandatory data breach notification to the competent supervisory authority and higher standards for controllers and processors to demonstrate their compliance with the GDPR through appropriate documentation. The GDPR provides that E.U. Member States may supplement the GDPR with their own additional laws and regulations in relation to certain processing of personal data, in particular regarding sensitive personal data (e.g., genetic, biometric or health data), which could result in differences between E.U. Member States, limit a company’s ability to collect, use and share such personal data or cause their costs to increase, and harm their reputation, business and financial condition. Companies are also subject to evolving and strict rules on the transfer of personal data out of the E.U., in particular to the U.S. Failure to comply with the GDPR may result in fines of up to the higher of €20,000,000 or 4% of total worldwide annual revenue of the preceding financial year, and other administrative penalties. The GDPR has been implemented in the United Kingdom (U.K.) in the form of the U.K. General Data Protection Regulation (U.K. GDPR), as supplemented by the U.K. Data Protection Act 2018 and amended by the Data Use and Access Act 2025. The U.K. GDPR adapts the GDPR for the U.K. context, and, while recent amendments have created some divergence from the GDPR, the considerations set out above in respect of the GDPR also apply in respect of the U.K. GDPR.
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
•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D (replaced with the Medicare Part D Manufacturer Discount Program in 2025);
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, in June 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
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
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap, with the first drug price negotiations effective January 1, 2026; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation beginning October 1, 2022; and replaces the Medicare Part D coverage gap discount program with a new discounting program beginning January 1, 2025. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has continued to issue guidance as these programs are implemented. In August 2024, CMS announced prices for the first ten drugs under the drug price negotiation program, with the negotiated prices going into effect in 2026, and, in March 2025, announced the next fifteen drugs for the second round of negotiations, with negotiated prices going into effect in 2027. Several manufacturers and industry groups have challenged the drug price negotiation program for Medicare Parts B and D in federal court. These lawsuits are ongoing, and additional lawsuits may be filed in the future related to provisions of the IRA. It is unknown whether such litigation or other litigation, if brought, will be successful, or whether there will be future changes to the IRA. Moreover, the change in presidential administration in 2025 and associated executive branch policy priorities have introduced additional unpredictability regarding the future implementation of the IRA. For these and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
The One Big Beautiful Bill Act (OBBBA), signed into law in the U.S. in July 2025, imposes significant reductions in Medicaid funding, which is expected to decrease the number of Medicaid beneficiaries and services covered.
The cost of prescription pharmaceuticals in the U.S. is likely to remain the subject of considerable discussion. There have been several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Additionally, the Trump administration is pursuing various strategies to reduce drug costs and otherwise pursuing policies that could negatively impact the pharmaceutical industry. The likelihood of implementation of these and other reform initiatives is uncertain. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.
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
Human Capital
We had 533 full-time employees as of December 31, 2025, compared with 368 employees as of December 31, 2024. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good. Our human capital objectives include attracting, training and retaining employees in a manner that supports innovation across our business.
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
Risks Related to our Business and Industry
We are dependent on the commercial success of our commercial products. In the U.S., HETLIOZ® competes with generic versions of HETLIOZ® and we could experience increased generic competition in the near term.
We are substantially dependent upon the commercial success of Fanapt® oral tablets for the acute treatment of mixed or manic episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® capsules for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24), HETLIOZ® capsules and oral suspension (HETLIOZ LQ®) for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS), PONVORY® oral tablets for the treatment of relapsing forms of multiple sclerosis (RMS) in adults and NEREUSTM capsules for the prevention of vomiting induced by motion.
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
In December 2022, the U.S. District Court for the District of Delaware (Delaware District Court) ruled in favor of certain generic drug companies in our patent litigation alleging that the companies’ generic versions of HETLIOZ® capsules, for which they were seeking FDA approval, infringed our patents covering HETLIOZ®, which was affirmed by the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) in May 2023. The FDA has approved Abbreviated New Drug Applications (ANDA) for generic versions of HETLIOZ® for Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex) and MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN). Teva and Apotex have launched their generic versions of HETLIOZ® at risk in the U.S., and MSN has launched its generic version as well. HETLIOZ® could face even more competition from other generic companies in the U.S. in the near term in light of the patent litigation rulings against us. Sales of generic versions of HETLIOZ® have resulted in and could continue to result in a reduction in the demand for HETLIOZ® and/or the price at which we can sell it and/or create volatility in net product sales in future periods, which would have a material and adverse impact on our revenues and results of operations. Our expansion and development of HETLIOZ® outside the U.S. is generally not subject to the adverse patent ruling in the U.S.
PONVORY® tablets were approved in the U.S. for the treatment of RMS in adults in March 2021 and commercially launched in the U.S. by Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company in April 2021. PONVORY® tablets were approved in Canada for the treatment of RMS in adults in April 2021. In December 2023, we acquired the U.S. and Canadian rights to PONVORY® from Janssen. Janssen was responsible for the continued marketing and sale of PONVORY® during a transition period. We initiated our commercial launch of PONVORY® in RMS in the U.S. in the third quarter of 2024. We have no Canadian operations and no history of commercializing products in Canada.
NEREUSTM capsules were approved in the U.S. for the preventing of vomiting induced by motion in December 2025.

Our ability to generate significant product revenue from sales of our commercial products both in the U.S. and abroad, in the near term will depend on, among other things, our ability to:
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
•obtain regulatory approval for Fanapt®, HETLIOZ® or NEREUSTM in additional countries;
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
We expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources as we continue to commercialize our commercial products, evaluate foreign market opportunities for Fanapt®, HETLIOZ® and NEREUSTM and continue to grow our operational capabilities, both domestically and abroad. This activity represents a significant investment in the commercial success of our commercial products, which is uncertain.
If our continued commercial efforts are not successful with respect to our commercial products in the U.S., Europe, Canada or other jurisdictions in which these products may be approved for sale, our ability to generate increased product sales revenue may be adversely affected.
The cost of growing and maintaining a sales, marketing and distribution organization may exceed its cost effectiveness. If we fail to continue to develop sales, marketing and distribution capabilities, if sales efforts are not effective or if costs of developing sales, marketing and distribution capabilities exceed their cost effectiveness, our business, financial condition and results of operations could be materially adversely affected.

As a result of the decision in favor of generic drug companies in connection with our HETLIOZ® patent litigation, we have faced generic competition and our revenues and results of operations could be further affected by the launch of additional generic versions of HETLIOZ® in the U.S.
We filed several Hatch-Waxman lawsuits in the Delaware District Court against Teva, Apotex, and MSN asserting infringement of patents covering HETLIOZ® 20 mg capsules. In January 2022, we entered into a license agreement with MSN and Impax Laboratories LLC (Impax) resolving the lawsuits against MSN. The consolidated lawsuits against Teva and Apotex were tried in March 2022. In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe U.S. Patent No. RE46,604, and that the asserted claims of U.S. Patent Nos. RE46,604; 9,730,910; 10,149,829; and 10,376,487 were invalid, which was affirmed by the Federal Circuit in May 2023. Teva and Apotex have since launched their generic versions at risk and MSN has launched its generic version as well. The commercial launch of the generic versions, and potential increased competition from additional generic entrants, have resulted in and could continue to have a material and adverse impact on our revenues and results of operations.
Further, although we are pursuing additional remedies, including seeking injunctions against Apotex and Teva, we may not be successful in any such efforts, which will be costly and time-consuming to pursue. Specifically, in December 2022 we filed Hatch-Waxman lawsuits, which are currently pending in the Delaware District Court, against each of Teva and Apotex, asserting infringement of U.S. Patent No. 11,285,129, which is a method of administration patent that was not litigated in the prior litigation. We also filed patent infringement lawsuits against each of Teva and Apotex in the Delaware District Court, in each case, asserting infringement of U.S. Patent No. 11,918,556, another method of administration patent that was not litigated in the prior litigation. A trial is scheduled to begin in these cases on August 3, 2026. These lawsuits do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. These lawsuits do not relate to the HETLIOZ LQ® oral suspension formulation. These efforts will also require considerable attention of management and could, even if ultimately successful, negatively impact our results of operations. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report and the risk factor entitled “We are, have been, and may continue to be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful,” each of which is incorporated herein by reference, for additional information.
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
Future performance of our commercial products may be impacted by a number of factors including competing products or unanticipated safety issues. If our commercial products are not successful in gaining broad commercial acceptance, our business would be harmed.
Future performance of our commercial products sales will be dependent on several factors, including our ability to educate physicians and to increase physician awareness of the benefits of our products relative to competing products. The degree of further market acceptance of any of our products, including with respect to new indications, or market acceptance of approved product candidates among physicians, patients, health care payors and the medical community, will depend on a number of factors, including but not limited to:
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
Our ability to commercialize our products successfully depends in part on the coverage and reimbursement levels with governmental authorities, private health insurers and other third-party payors. In determining whether to reimburse our products and at what level, third-party payors consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. We expect to continue to face pressure to make unfavorable pricing modifications, such as discounts or rebates. Negotiating favorable reimbursement can be a time-consuming and expensive process, and there is no guarantee that we will be able to reach pricing terms with third-party payors at levels that are profitable to us. Certain third-party payors also have reimbursement or coverage processes that we believe are difficult to navigate and require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future. Our business may be materially adversely affected if our patients are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; if reimbursement is subject to difficult reimbursement or coverage processes or prior authorization requirements; or if reimbursement is not maintained at satisfactory levels. In addition, our business could be adversely affected if third-party payors limit or reduce the indications for, or conditions under which, or the patient populations for whom, our products may be reimbursed. Moreover, as discussed further below and above in Part I, Item 1 under the heading Pharmaceutical Coverage, Pricing and Reimbursement and Healthcare Reform, changes in insurance coverage or reimbursement levels by third-party payors, or in the type of such coverage held by patients, may materially harm our business and commercialization efforts.
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
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap, with the first drug price negotiations effective January 1, 2026; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation beginning October 1, 2022; and replaces the Medicare Part D coverage gap discount program with a new discounting program beginning January 1, 2025. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has continued to issue guidance as these programs are implemented. In August 2024, CMS announced prices for the first ten drugs under the drug price negotiation program, with the negotiated prices going into effect in 2026, and, in March 2025, announced the next fifteen drugs for the second round of negotiations, with negotiated prices going into effect in 2027. Several manufacturers and industry groups have challenged the drug price negotiation program for Medicare Parts B and D in federal court. These lawsuits are ongoing, and additional lawsuits may be filed in the future related to provisions of the IRA. It is unknown whether such litigation or other litigation, if brought, will be successful, or whether there will be future changes to the IRA. Moreover, the change in presidential administration in 2025 and associated executive branch policy priorities have introduced additional unpredictability regarding the future implementation of the IRA. For these and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, such as the executive order recently issued by the Trump administration calling for most favored drug pricing in the U.S., which would tie the price of drugs in the U.S. to the lowest price in a group of other countries, could impact our ability to obtain or maintain reimbursement, or price, for our products at satisfactory levels, or at all, which could materially harm our business and financial results.
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
If the FDA does not approve our NDA filing for the use of NEREUSTM for patients with gastroparesis, our business may be harmed, and the market price of our stock could decline.
In February 2022, we announced results from a Phase III clinical study (3301) evaluating the efficacy and safety of NEREUSTM in treating the symptoms of gastroparesis. The study did not meet its prespecified primary endpoint, which was the difference between drug and placebo on the change of the severity of nausea from baseline at week 12 of treatment. Both treatment arms showed significant improvements from baseline on nausea as well as the other core symptoms of gastroparesis. When restricting the analysis in the group of patients that used no rescue medications at baseline and adjusting for poor compliance, we identified strong evidence of a drug effect across a number of symptoms and across the duration of the study, including a significant and meaningful effect at the prespecified primary endpoint of nausea change at week 12. On September 18, 2024, the FDA informed us that it did not view this data as constituting substantial evidence of efficacy for NEREUSTM in any indication for the treatment of gastroparesis or its symptoms, for any length of treatment. Any adverse developments or results or perceived adverse developments or results with respect to our regulatory submission or the NEREUSTM clinical program in gastroparesis will significantly harm our business and could cause the market price of our stock to decline. Examples of such potential adverse developments include, but are not limited to:
•the FDA determining that it believes additional clinical studies are required with respect to NEREUSTM for the treatment of gastroparesis;
•safety, efficacy or other concerns arising from clinical or non-clinical studies in this program; or
•the FDA determining that the NEREUSTM clinical trial program for gastroparesis does not demonstrate adequate safety and substantial evidence of efficacy.
We believe that NEREUSTM has a well-established safety profile, as demonstrated by the results of extensive testing in animals and humans. Despite these results, however, the FDA informed us in December 2018 that in order to treat patients beyond 12 weeks, we would have to conduct a nine-month non-rodent chronic toxicity study. This currently limits our ability to collect safety data in humans for more than 12 weeks. The non-rodent study required by the FDA necessitates the sacrifice of dozens of animals and we have disputed the necessity of a nine-month non-rodent chronic toxicity study. In February 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) challenging the FDA’s position, but we ultimately did not prevail. Despite our disagreement with the FDA, the preclinical package has allowed us to continue to conduct all of the efficacy studies necessary for NDA filing. Moreover, in July 2020, the FDA authorized NEREUSTM through an expanded access program (EAP) for a single patient. An EAP allows a patient to request the use of NEREUSTM, prior to NDA approval, for up to six months with an option to request renewal. Since then, certain patients who experienced a benefit in NEREUSTM studies have requested and received expanded access, while others have been denied treatment under the EAP. The EAP is ongoing and a number of patients have initiated treatment. Although this EAP is not intended for data collection, we collect safety data from this cohort of expanded access patients and included this data in the NDA that we submitted for NEREUSTM for patients with gastroparesis. The lack of long-term (i.e., more than 12 weeks in humans) safety data would likely impact the FDA’s willingness to approve NEREUSTM for a chronic indication. However, because long-term safety data is not normally a requirement for short-term indications, and with a preclinical profile that has not precluded clinical development, we believe the package was complete for any NDA filing to treat patients for 12 weeks or less. For example, the FDA has communicated to us that it is considering an indication for the short-term relief of nausea in gastroparesis. While this short-term indication is not preferred, we would consider accepting this limited indication while continuing to pursue a chronic indication. However, the FDA may not deem the safety information sufficient even for a short-term indication. Moreover, FDA authorization of an EAP is not a guarantee of or a step towards obtaining full FDA approval of an NDA. In December 2023, the FDA accepted our NDA for NEREUSTM in gastroparesis for filing and set a PDUFA target action date of September 18, 2024. On September 18, 2024, we received a Complete Response Letter (CRL) from the FDA. In January 2025, we received a Notice of Opportunity for a Hearing, and we have accepted the opportunity for a hearing. NEREUSTM is the first novel drug to be accepted for review by the FDA for gastroparesis in over 30 years and, if approved, will be the first novel drug to be approved by the FDA for the treatment of gastroparesis in over 40 years. We plan to continue to pursue the marketing authorization for NEREUSTM but our business will be materially adversely impacted if we are not able to agree with the FDA on a regulatory path to approval for NEREUSTM or the FDA delays or denies approval of our NDA filing.
If the FDA does not approve our sNDAs for HETLIOZ® for the treatment of jet lag disorder or insomnia, continued development of HETLIOZ® for the treatment of jet lag disorder and insomnia may be significantly delayed or terminated, our business will be significantly harmed and the market price of our stock could decline.
In December 2018, we announced that the FDA had accepted the HETLIOZ® sNDA for the treatment of jet lag disorder. We received a CRL in August 2019 in which the FDA asserted that the measures of the study were of unclear clinical significance and declined to approve our sNDA. We met with the FDA to discuss the CRL in a Post Action meeting and, in 2022, we requested the opportunity for a hearing with the FDA on the approvability of the jet lag disorder sNDA. We filed a lawsuit against the FDA in September 2022 demanding that the FDA immediately publish in the Federal Register a notice of opportunity for a hearing on the jet lag disorder sNDA. The FDA then published the notice in the Federal Register in October 2022. We have asked the U.S. District Court for the District of Columbia (DC District Court) to, among other things, compel the FDA to comply with its obligations and declare that the FDA’s lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted our motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve our application or commence a hearing on or before March 5, 2024. In March 2024, we and the FDA filed a consent motion for entry of final judgment in our favor on our Administrative Procedure Act claim for the FDA’s unreasonable delay in resolving the hearing request, following which the FDA refused to hold a hearing or approve our sNDA for HETLIOZ® in the treatment of jet lag disorder. We subsequently filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit (DC Circuit). In January 2025, the DC Circuit held an oral argument on the petition. In August 2025, the DC Circuit issued a decision in our favor against the FDA, setting aside the FDA’s refusal to hold a hearing on our sNDA for HETLIOZ® for the treatment of jet lag disorder and remanding the case back to the FDA. In October 2025, we announced that we entered into a collaborative framework with the FDA for the resolution of certain of our disputes regarding HETLIOZ® and NEREUSTM (the FDA Agreement), pursuant to which the FDA agreed to conduct an expedited re-review of the sNDA and we sought a temporary abeyance in these proceedings. In January 2026, the FDA notified us that, following its re-review of the sNDA, it has determined that the sNDA cannot be approved in its current form. In January 2026, we requested that the FDA Commissioner resume hearing proceedings. We continue to evaluate our options with respect to obtaining FDA approval for HETLIOZ® for the treatment of jet lag disorder.
In July 2023, the FDA accepted our sNDA for HETLIOZ® for insomnia for filing. On March 4, 2024, we received a CRL from the FDA. In June 2024, we received a Notice of Opportunity for a Hearing and accepted an opportunity for a hearing in July 2024. In August 2024, we filed for summary judgment requesting approval or a hearing on approvability of tasimelteon to treat insomnia associated with difficulties with sleep initiation. In October 2024, we received a Proposed Order denying a hearing on approvability for the insomnia sNDA, and we submitted a response to the Proposed Order in December 2024. We continue to pursue FDA approval for HETLIOZ® for the treatment of insomnia.
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

We might not obtain the necessary regulatory approvals to commercialize current product candidates, including BysantiTM and imsidolimab.
We cannot assure you that we will receive the approvals necessary to commercialize product candidates we are currently developing or that we may acquire or seek to develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA or a Biologics License Application (BLA) demonstrating that the product candidate is safe for humans and effective for its intended use. Our BysantiTM NDA for bipolar I disorder and schizophrenia has been accepted for filing with a PDUFA target action date of February 21, 2026 and our imsidolimab BLA has been submitted for generalized pustular psoriasis. This demonstration requires significant research, pre-clinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the product approval process and might require us to conduct additional pre-clinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any additional approvals we obtain. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our product candidate’s regulatory review. Delays in obtaining regulatory approvals might:
•delay commercialization of, and our ability to derive product revenues from, our product candidates;
•impose costly procedures on us; and
•diminish any competitive advantages that we might otherwise enjoy.
Even if we comply with all FDA requests, the FDA might ultimately reject one or more of our NDAs or BLAs. Even if we are able to obtain regulatory approval for a particular product candidate, the approval might limit the indicated medical uses for the product, limit our ability to promote, sell, and distribute the product, require that we conduct costly post-marketing surveillance and/or require that we conduct ongoing post-marketing studies. Failure to obtain FDA approval of one or more of our product candidates could severely undermine our business.
Disruptions at the FDA and other government agencies caused by, among other things, government shutdowns, could hinder their ability to hire, retain or deploy key leadership and other personnel, conduct inspections of manufacturing facilities or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shut-downs, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has periodically shut down and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities.
If another prolonged government shut-down occurs, or if funding shortages, staffing limitations or further global health concerns emerge, such events could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Our business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.
Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products could have a material adverse effect on our business and financial results. Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. While pharmaceutical products are currently excluded from reciprocal tariffs, we could be subject to increased costs associated with active pharmaceutical ingredients (APIs), raw materials, laboratory equipment, and research material and components imported from other countries if these exclusions are removed. The U.S. Department of Commerce is conducting a Section 232 investigation to assess the national security implications of pharmaceutical and API imports. The outcome of this investigation could result in additional trade restrictions, including tariffs. Additionally, the U.S. Supreme Court has recently heard arguments as to whether the president can legally use the International Emergency Economic Powers Act to impose tariffs. The extent and duration of increased tariffs and the resulting impact on general economic conditions and our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted and availability and cost of alternative sources of supply. Any new or additional tariffs on goods imported to the U.S. could also increase the cost of some of our products and reduce our margins. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.
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
Our business strategy includes entering into collaborations with third parties for the commercialization of our products. While we are not currently party to any material commercial collaborative arrangements, areas in which we may potentially enter into third-party collaboration arrangements include joint sales and marketing arrangements for sales and marketing in certain E.U. countries and elsewhere outside of the U.S., and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator, our business, financial condition or results of operations could be adversely affected. Any arrangements we do enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.
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
We rely on, and will continue to rely on, outsourcing arrangements for many of our activities, including preclinical and clinical development and supply of our commercial and other products.
We rely on outsourcing arrangements for a significant portion of our activities, including distribution, preclinical and clinical research and development, data collection and analysis and manufacturing. We have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.
Disruptions to our commercial products’ supply chains could materially affect our level of success in commercializing these products, thereby reducing our future earnings and prospects.
A loss or disruption with any one of our manufacturers or suppliers could disrupt the supply of our commercial products, possibly for a significant time period, and we may not have sufficient inventories to maintain supply before the manufacturer or supplier could be replaced or the disruption is resolved. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval by regulatory authorities of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. Introducing a replacement or backup manufacturer or supplier for our products requires a lengthy regulatory and commercial process, including FDA approval of chemistry, manufacturing and controls (CMC) changes, and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion, or at all. In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process.
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
Federal law requires that any company that participates in the MDRP also participate in the Public Health Service Act’s 340B drug pricing discount program (340B program), in order for the manufacturer’s drugs to be eligible for coverage under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration

(HRSA) and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as certain small rural hospitals and hospitals that serve a disproportionate share of low-income patients. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively known as the Affordable Care Act or ACA) expanded the 340B program to include additional entity types, including certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts drugs designated under section 526 of the FDCA as “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on pricing data we report under the MDRP and the rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities and state Medicaid programs. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges. A court decision in the District Court of South Carolina, Genesis Health Care, Inc. v. Becerra, found that HRSA’s definition of “patient” as applied to the 340B Program was too restrictive compared to the plain language of the statute, and may result in covered entities expanding the number of individuals considered eligible to receive drugs purchased through the 340B Program, resulting in higher volumes of drugs purchased at the discounted 340B ceiling price. Recently, HRSA has stated that it has received inquiries from manufacturers related to different rebate models, and some manufacturers have commenced litigation to challenge the legality of HRSA’s position regarding proposed rebate models. The outcome of such litigation and impact on participating manufacturers is unknown at this time. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs when used in an inpatient setting.
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
Pricing and rebate calculations vary among products and programs. The calculations are complex and will often be subject to interpretation by us, governmental or regulatory agencies and the courts. We may be liable for errors associated with our submission of pricing data. If we are found to have knowingly submitted false pricing data to the Medicaid program or the FSS pricing program, or fail to submit pricing data on a timely basis, we may be subject to significant civil monetary penalties. Such failure could also be grounds for CMS to terminate our Medicaid drug rebate agreement, which is the agreement under which we would participate in the MDRP. In the event that CMS terminates our rebate agreement, our products may no longer be eligible for coverage under Medicaid or Medicare Part B. There can be no assurance that our submissions will not be found to be incomplete or incorrect. In addition, recent statutory and regulatory changes, including removal of the statutory cap on Medicaid inflation-based rebates, can materially affect rebate liability for certain products.

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
In addition, if our products face any safety or efficacy issues, including drug interaction problems, under the federal FDCA, the FDA has broad authority to force us to take any number of actions, including, but not limited to, the following:
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
Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws, and private individuals have been active in bringing so-called “whistleblower” lawsuits on behalf of the government (as Relators) under the FCA and similar regulations in other countries. In addition, incentives exist under applicable U.S. law that encourage employees and physicians to report violations of rules governing promotional activities for pharmaceutical products. These incentives have led to, and could continue to lead to, FCA lawsuits, which attempt to recoup moneys paid by government agencies and extract penalties from manufacturers. For example, federal enforcement agencies have pursued enforcement actions against pharmaceutical companies’ product and patient assistance programs, including relationships with specialty pharmacies, and support for charitable foundations providing patients with co-pay assistance. In addition, Relators have filed lawsuits involving manufacturer reimbursement support services as well as promotion of pharmaceutical products beyond labeled claims. Some FCA lawsuits have resulted in government enforcement authorities obtaining significant civil and criminal settlements. Such lawsuits, whether with or without merit, are typically time-consuming and costly to defend. Such suits may also result in related shareholder lawsuits, which are also time-consuming and costly to defend. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for information regarding ongoing litigation related to similar matters.
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
•reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support HETLIOZ®, particularly in light of the entry into the market of generic versions of HETLIOZ®;
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
These companies may invest heavily and quickly to discover and develop novel products that could make our products obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or foreign regulatory approval or commercializing superior products or other competing products before we do. Technological developments or the approval by the FDA or foreign regulators of new therapeutic indications for existing products may make our products obsolete or may make them more difficult to market successfully. There is also increasing use of data analytics, machine learning and artificial intelligence software, which our competitors may be able to use or implement more effectively than we are able to do. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations or cash flows.
Our products, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by other biotechnology companies, including major pharmaceutical companies. Our products may also compete with new products currently under development by others or with products that may cost less than our products. Physicians, patients, third-party payors and the medical community may not accept or utilize any of our products that may be approved. If our commercial and other products, if and when approved, do not achieve significant market acceptance, our business, financial condition and results of operations would be materially adversely affected. See Part I, Item 1, Competition, for a discussion of the primary competitors for our commercial products.
In addition, we may face competition from newly developed generic products. Under the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful at challenging an ANDA filed pursuant to the Hatch-Waxman Act, cheaper generic versions of our products, which may be favored by insurers and third-party payors, may be launched commercially, which would significantly harm our business. In December 2022, the Delaware District Court ruled in favor of Teva and Apotex in our patent litigation relating to their filing of ANDAs for generic versions of HETLIOZ® in the U.S., which was affirmed by the Federal Circuit in May 2023. Also in December 2022, we filed Hatch-Waxman lawsuits, which are currently pending in the Delaware District Court against each of Teva and Apotex, asserting infringement of U.S. Patent No. 11,285,129, which is a method of administration patent that was not litigated in the prior litigation. We also filed patent infringement lawsuits against each of Teva and Apotex in the Delaware District Court, in each case, asserting infringement of U.S. Patent No. 11,918,556, another method of administration patent that was not litigated in the prior litigation. A trial is scheduled to begin in these cases on August 3, 2026. These lawsuits do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®. These lawsuits do not relate to the HETLIOZ LQ® oral suspension formulation. The FDA has approved ANDAs for Teva, Apotex and MSN, and Teva and Apotex have launched their generic versions of HETLIOZ® at risk in the U.S., and MSN has launched its generic version as well. In addition, other potential competitors may be successful in obtaining ANDA approval and launching their own generic versions.
In July 2024, we filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. In June 2025, we filed an amended complaint against MSN, further alleging that U.S. Patent Nos. 10,071,977, 11,566,011, and 11,918,556 will also be infringed by MSN’s generic version of HETLIOZ LQ®. Our lawsuit remains pending, and a trial is scheduled to begin on September 14, 2026. A

30-month stay is in place until December 3, 2026. We also have Orphan Drug Exclusivity for HETLIOZ LQ® until December 1, 2027, thus no ANDAs for generic HETLIOZ LQ® can be approved prior to December 1, 2027.
To obtain an ANDA approval for a generic drug, the generic company needs to show, among other things, that its version of the product is bioequivalent to the Reference Listed Drug (RLD). This usually requires the generic company to conduct bioequivalence studies comparing its product to the RLD, and to retain sufficient samples of the RLD used in testing after a study is complete. In recent years, U.S. federal lawmakers and the FDA have considered proposals and enacted legislation to facilitate the generic drug company’s access to samples and foster generic competition. For example, the Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act) allows a biosimilar or generic product developer to bring a civil action against a brand drug manufacturer for failing to provide samples of the brand product for comparative testing “on commercially reasonable, market-based terms.” The developer could receive injunctive relief and a monetary award “sufficient to deter the license holder from failing to provide other eligible product developers with sufficient quantities of a covered product on commercially reasonable, market-based terms” in certain cases. While the full impact of the CREATES Act is unclear at this time, its provisions do have the potential to facilitate the development and future approval of generic versions of our products, introducing generic competition that could have a material adverse effect on our business, financial condition and results of operations.
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
The process of obtaining FDA and other required regulatory approvals and clearances can take many years and will require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of preclinical and clinical trials that will be required for FDA or foreign regulatory approval varies depending on the product, the disease or condition that the product is in development for, and the requirements applicable to that particular product. The FDA or applicable foreign regulatory agency can delay, limit or deny approval of a product for many reasons, including that they:
•may not believe a product is shown to be safe or effective;
•may interpret data from preclinical and clinical trials in different ways than we do;
•may not approve our or our partners’ manufacturing processes or facilities;
•may not approve a product for all the indications we request;
•may change its approval policies or adopt new regulations;
•may not meet, or may extend, the PDUFA date or its foreign equivalent with respect to a particular NDA or foreign application; and
•may not agree with our regulatory approval strategies or components of the regulatory filings, such as clinical trial designs.
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

Any delay or failure to obtain regulatory approvals for our products will result in increased costs, could diminish competitive advantages that we may attain and would adversely affect the marketing and sale of our products. Other than Fanapt® in the U.S., Mexico and Israel, HETLIOZ® and HETLIOZ LQ® in the U.S. and HETLIOZ® in the European countries covered by the EC’s centralized marketing authorization, PONVORY® in the U.S. and Canada and NEREUSTM in the U.S., we have not received, and may never receive, regulatory approval to market any of our products in any jurisdiction.
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
Undesirable side effects caused by our products could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing or continuing the commercialization of such products and generating revenues from their sale. We will continue to assess the side effect profile of our products in ongoing clinical development programs. However, we cannot predict whether the commercial use of our approved products (or our products in development, if and when they are approved for commercial use) will produce undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such products to date. For example, despite the positive results of the completed trials for our commercial products, as well as various FDA approvals of these commercial products, we are uncertain whether any of these products will ultimately prove to be effective and safe in humans long term and in all uses. Frequently, products that have shown promising results in clinical trials have suffered significant setbacks in later clinical trials or even long after they are approved for commercial sale. Additionally, incidents of product misuse may occur. These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2025, we had an accumulated deficit of $394.8 million and we cannot estimate with precision the extent of our future income or loss. We may not succeed in maintaining or gaining additional market acceptance of our commercial products in the U.S. and we may not succeed in commercializing our commercial products outside of the U.S. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive revenue from our products in the timeframes we project, if at all, and our inability to do so would materially and adversely impact the market price of our common stock and our ability to raise capital and continue operations.

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
Our ability to use net operating loss (NOL) and tax credit carryforwards to offset future taxable income is dependent on generating future taxable income and may be limited, including as a result of transactions involving our common stock.
We have deferred tax assets and recorded a valuation allowance against all of our deferred tax assets during the year ended December 31, 2025 based on our assessment that it is not more likely than not that we will be able to realize the benefits of our NOLs and other favorable tax attributes prior to their expiration. Realization of deferred tax assets involves significant judgments and estimates, which are subject to change, and ultimately depends on generating sufficient taxable income of the appropriate character during the appropriate periods. Changes in circumstances may affect the likelihood of such realization. If we determine that we can realize our deferred tax assets, we may reduce the valuation allowance, which could result in volatility in our net income and effective tax rate. In addition, we are potentially subject to ongoing and periodic tax examinations and audits in various jurisdictions, including with respect to the amount of our NOLs and any limitation thereon. An adjustment to such NOLs or other tax attributes, including an adjustment from a taxing authority, could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition.
Certain of our tax attributes, including NOLs and credit carryforwards, would be subject to limitation under Section 382 and 383 should an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended, occur. The limitation resulting from a change in ownership could affect our ability to utilize NOLs and credit carryforwards (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credit carryforwards could have a material adverse effect on our results of operations and cash flows. An ownership change occurred in the year ended December 31, 2014. We believe that the ownership change in 2014 will not impact our ability to utilize NOL and credit carryforwards; however, future ownership changes may cause our existing tax attributes to have additional limitations.
If we fail to adequately fund our research and development activities and commercialization efforts, we may be unable to continue operations or we may be forced to share our rights to commercialize our products with third parties on terms that may not be attractive to us.
Our activities will necessitate significant uses of working capital throughout 2026 and beyond. It is uncertain whether cash provided by our operating activities, together with our existing funds, will be sufficient to meet our long-term operating needs. As of December 31, 2025, our total cash and cash equivalents and marketable securities were $263.8 million. Our long-term capital requirements are expected to depend on many factors, including, among others:
•our level of success in commercializing our commercial products, as well as other products that may be approved, globally;
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
Our CROs, third-party vendors and investigators could merge with or be acquired by other companies or experience financial or other setbacks unrelated to our collaboration that could, nevertheless, materially adversely affect our business, financial condition and results of operations.
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
We are highly dependent on principal members of our management team and scientific staff, including our President, Chief Executive Officer and Chairman of the Board, Mihael H. Polymeropoulos, M.D. These executives each have significant pharmaceutical industry experience. The loss of any such executives, including Dr. Polymeropoulos, or any other principal member of our management team or scientific staff, would impair our ability to identify, develop and market new products. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of these or other key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development or approval, loss of sales and diversion of management resources. In addition, we depend on our ability to attract and retain other highly skilled personnel, including research scientists. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all, which would negatively impact our development and commercialization programs.
Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.
The risk that we may be sued on product liability claims is inherent in the development and sale of pharmaceutical products. For example, we face a risk of product liability exposure related to the testing of our products in clinical trials and will face even greater risks upon commercialization of our products. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because certain of our products are intended to treat central nervous system disorders, among others, and it is possible that we may be held liable for the behavior and actions of patients who use our products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and we may be forced to limit or forego further commercialization of one or more of our products. Although we maintain product liability insurance, our aggregate coverage limit under this insurance is $30.0 million, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. As our development activities and commercialization efforts progress and we sell our products, this coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost, we may be unable to get adequate coverage at all or our insurer may disclaim coverage as to a future claim. This could prevent the commercialization or limit the commercial potential of our products. Even if we are able to maintain insurance that we believe is adequate, our financial condition and results of operations may be materially adversely affected by a product liability claim. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability litigation and other related proceedings may also require significant management time.
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
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. Most significantly, in August 2022, President Biden signed the IRA into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap, with the first drug price negotiations effective January 1, 2026; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation beginning October 1, 2022; and replaces the Medicare Part D coverage gap discount program with a new discounting program beginning January 1, 2025. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has continued to issue guidance as these programs are implemented. In August 2024, CMS announced prices for the first ten drugs under the drug price negotiation program, with the negotiated prices going into effect in 2026, and, in March 2025, announced the next fifteen drugs for the second round of negotiations, with negotiated prices going into effect in 2027. Several manufacturers and industry groups have challenged the drug price negotiation program for Medicare Parts B and D in federal court. These lawsuits are ongoing, and additional lawsuits may be filed in the future related to provisions of the IRA. It is unknown whether such litigation or other litigation, if brought, will be successful, or whether there will be future changes to the IRA. Moreover, the change in presidential administration in 2025 and associated executive branch policy priorities have introduced additional unpredictability regarding the future implementation of the IRA. For these and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
In its July 2020 decision in the Schrems II case, the European Court of Justice (ECJ) invalidated the E.U.-U.S. Privacy Shield, which had enabled the transfer of personal data from the E.U. to the U.S. for companies that had self-certified to the Privacy Shield. While we did not rely on the Privacy Shield, the ECJ decision also raised questions about the lawfulness of transfers of personal data to countries not benefitting from an adequacy decision in general, including those made in reliance on contractual safeguards such as the Standard Contractual Clauses approved by the European Commission, in the absence of robust technical and organizational measures to prevent access to the personal data by national authorities.
In July 2023, the European Commission adopted an adequacy decision for the E.U.-U.S. Data Privacy Framework (DPF). This position was mirrored in the U.K. following the adoption of the U.K. GDPR extension to the E.U.-U.S. DPF. An essential element of the U.S. legal framework on which the E.U. adequacy decision and the U.K. adequacy regulations are based is Executive Order 14086 (EO 14086) and accompanying regulations adopted by the U.S. Attorney General. These instruments were adopted to address the issues raised by the ECJ in the Schrems II judgment. While we are not a participant in the DPF or U.K. extension, the safeguards in EO 14086 apply to all data transfers under the GDPR or U.K. GDPR, regardless of the transfer mechanism used. However, the validity of the European Commission’s adequacy decision in relation to the E.U.-U.S. DPF is currently being challenged in European courts. If it is invalidated, this could impact our ability to transfer personal data between the E.U. and U.S., restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and cause us to engage in additional contractual negotiations, or increase our costs and obligations.
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
We have been and continue to be involved in a number of lawsuits with a variety of generic drug manufacturers who have filed ANDAs relating to certain of our patents. In December 2022, the Delaware District Court ruled in favor of Teva and Apotex in our patent litigation relating to their filing of ANDAs for generic versions of HETLIOZ® in the U.S, which was affirmed by the Federal Circuit in May 2023. Also in December 2022, we filed Hatch-Waxman lawsuits, which are currently pending in the Delaware District Court against each of Teva and Apotex, asserting infringement of U.S. Patent No. 11,285,129, which is a method of administration patent that was not litigated in the prior litigation. We also filed patent infringement lawsuits against each of Teva and Apotex in the Delaware District Court, in each case, asserting infringement of U.S. Patent No. 11,918,556, another method of administration patent that was not litigated in the prior litigation. A trial is scheduled to begin in these cases on August 3, 2026. These lawsuits do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®.
We have also filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. In June 2025, we filed an amended complaint against MSN, further alleging that U.S. Patent Nos. 10,071,977, 11,566,011, and 11,918,556 will also be infringed by MSN’s generic version of HETLIOZ LQ®. Our lawsuit remains pending, and trial is scheduled to begin on September 14, 2026. A 30-month stay is in place until December 3, 2026. We also have Orphan Drug Exclusivity for HETLIOZ LQ® until December 1, 2027, thus no ANDAs for generic HETLIOZ LQ® can be approved prior to December 1, 2027. See Note 18, Legal Matters, to the consolidated financial statements in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for additional information.
If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for our products, our business will be harmed.
The Hatch-Waxman Act provides for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development. The Fanapt® U.S. New Chemical Entity (NCE) patent, the primary patent covering the product as a new composition of matter, received the full five-year patent term extension under the Hatch-Waxman Act and so this patent in the U.S. expired in November 2016. In November 2013, a patent directed to a method of treating patients with Fanapt® based on genotype was issued to us by the USPTO. This patent, which was listed in the Orange Book in January 2015, is set to expire in 2027. Additional U.S. patents directed to methods of treating patients with Fanapt®, which are set to expire between 2025 and 2031, were issued to us in 2015. The HETLIOZ® U.S. NCE patent received the full five-year patent term extension under the Hatch-Waxman Act and expired in December 2022. We also own HETLIOZ® U.S. method of treatment patents, directed to the approved method of treatment as described in the HETLIOZ® label approved by the FDA, which expire normally between 2033 and 2041, and drug substance patents that expire in 2035. Additionally, the USPTO has issued a drug formulation patent for HETLIOZ LQ® that will expire in 2040. With respect to PONVORY®, term extension of the NCE patent pursuant to the Hatch-Waxman Act was granted on January 31, 2025 and received the full five-year patent term extension, extending the term of this patent to November 2029. The USPTO has granted additional patents, including a further patent directed to a crystalline form of the active ingredient in PONVORY®, which will expire in May 2032 as a result of the awarded patent term adjustment. PONVORY® is also protected by three method of treatment patents which expire between December 2035 and October 2042. Also, a number of patent applications covering further methods of treatment remain pending at the USPTO. The NCE patent covering NEREUS® expired in April 2023, except in the U.S., where it expired in June 2024. However, NEREUS® is still subject to NCE exclusivity from the FDA under the Hatch-Waxman Act, which expires December 30, 2030. We have filed additional patent applications based on discoveries made during recent studies with NEREUSTM.
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
We filed several Hatch-Waxman lawsuits in Delaware District Court against Teva, Apotex, and MSN asserting infringement of patents covering HETLIOZ® 20 mg capsules. In January 2022, we entered into a license agreement with MSN and Impax resolving the lawsuits against MSN. The license agreement grants MSN and Impax a non-exclusive license to manufacture and commercialize MSN’s version of HETLIOZ® in the U.S. effective as of March 13, 2035, unless prior to that date we obtain pediatric exclusivity for HETLIOZ®, in which case the license will be effective as of July 27, 2035. The license agreement also provides that MSN and Impax may launch a generic version of HETLIOZ® earlier under certain limited circumstances. In January 2023, MSN and its commercial partner, Amneal Pharmaceuticals, Inc., informed us of their belief that such circumstances have occurred and have since launched their generic version. The consolidated lawsuits against Teva and Apotex were tried in March 2022. In December 2022, the Delaware District Court ruled that Teva and Apotex did not infringe U.S. Patent No. RE46,604, and that the asserted claims of U.S. Patent Nos. RE46,604; 9,730,910; 10,149,829; and 10,376,487 were invalid, which was affirmed by the Federal Circuit in May 2023.
Also in December 2022, we filed Hatch-Waxman lawsuits, which are currently pending in the Delaware District Court, against each of Teva and Apotex, asserting infringement of U.S. Patent No. 11,285,129, which is a method of administration patent that was not litigated in the prior litigation. We also filed patent infringement lawsuits against each of Teva and Apotex in the Delaware District Court, in each case, asserting infringement of U.S. Patent No. 11,918,556, another method of administration patent that was not litigated in the prior litigation. A trial is scheduled to begin in these cases on August 3, 2026. These lawsuits do not affect the sale of HETLIOZ® in the E.U. and there is no generic litigation pending outside of the U.S. with respect to HETLIOZ®.
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
The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Between January 1, 2025 and December 31, 2025, the high and low sale prices of our common stock as reported on The Nasdaq Global Market varied between $3.81 and $9.60. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has, from time to time, experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company.
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
We have been, and may in the future be, subject to litigation, which could harm our stock price, business, financial condition and results of operations.
We have been the subject of litigation in the past and may be subject to litigation in the future. In the past, following periods of volatility in the market price of their stock, many companies, including us, have been the subjects of securities class action litigation. Any such litigation can result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, financial condition and results of operations. For example, our stock price suffered a significant decline following our announcement of the Delaware District Court’s ruling in favor of Teva and Apotex. As a result of these factors, holders of our common stock might be unable to sell their shares at or above the price they paid for such shares.
If there are substantial sales of our common stock, our stock price could decline.
A small number of institutional investors and private equity funds hold a significant number of shares of our common stock. Sales by these stockholders of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.
In addition to our outstanding common stock, as of December 31, 2025, there were a total of 7,966,833 shares of our common stock that we have registered and are obligated to issue upon the exercise of currently outstanding options and settlement of restricted stock unit awards granted under our 2006 and 2016 Equity Incentive Plans. Upon the exercise of these options or settlement of the shares underlying these restricted stock units, as applicable, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.
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
We are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. New legislation or regulations that could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments, which could have a negative impact on our financial results. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause our actual financial results to deviate from previous estimates.
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
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information or adversely impact our business.

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
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain, our contract research organizations (CRO)s or those who have access to our customer and employee data or our systems. Third-party risks are included within our broader overall risk assessment process, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third-parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence.
We describe whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, financial condition or results of operations, under the risk factors entitled “We are increasingly dependent on information technology systems, infrastructure and data. Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business,” and “Our internal computer systems, or those of our collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates,” in Part I, Item 1A of this Annual Report on Form 10-K, each of which is incorporated herein by reference.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our board of directors and management.
Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate board of directors meeting discussions of important matters like risk management, business continuity planning, brand management, and other relevant matters.
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
Our common stock is quoted on The Nasdaq Global Market under the symbol “VNDA.” As of February 5, 2026, there were ten holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
The following graph shows the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the iShares Biotechnology Index. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2020 and its relative performance is tracked through December 31, 2025. The comparisons in the table are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock. We have never paid cash dividends to our stockholders and do not plan to pay dividends in the foreseeable future. The following graph and related information is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

iShares Biotechnology Index
Nasdaq Composite Index
Vanda Pharmaceuticals Inc.
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K (Annual Report). This discussion and analysis generally addresses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report include historical information and other information with respect to our plans and strategy for our business and contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under Part I, Item 1A, Risk Factors, and elsewhere in this Annual Report.
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
Our commercial portfolio is currently comprised of four products: Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS), PONVORY® for the treatment of relapsing forms of multiple sclerosis (RMS) including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease and NEREUSTM for the prevention of vomiting induced by motion (collectively, our commercial products). HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, we have a number of drugs and/or additional indications for current products in development, including:
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia and hypertension;
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
•NEREUSTM (tradipitant) for the prevention of vomiting induced by GLP-1 receptor agonists, the treatment of gastroparesis and the treatment of atopic dermatitis;
•Imsidolimab, an IL-36R antagonist, for the treatment of generalized pustular psoriasis (GPP);
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of hematologic malignancies and onychomycosis and with potential use as a treatment for several oncology indications;
•Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors, including VSJ-110 for the treatment of dry eye and ocular inflammation and VPO-227 for the treatment of secretory diarrhea disorders, including cholera;
•VQW-765, a small molecule alpha-7 nicotinic acetylcholine receptor partial agonist, for the treatment of social/performance anxiety and psychiatric disorders; and
•Antisense oligonucleotide (ASO) molecules, including VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene and VGT-1849A for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy.

Operational Highlights
Key Operational Highlights – Commercial
•Fanapt® experienced significant growth, with total prescriptions (TRx) increasing by 36% and Fanapt® net product sales increasing by 25% in the fourth quarter of 2025 as compared to the fourth quarter of 2024. Fanapt® total prescriptions increased by 28% and Fanapt® net product sales increased by 24% for the full year 2025 as compared to the full year 2024. New to brand prescriptions (NBRx) increased by 108% in the fourth quarter of 2025 as compared to the fourth quarter of 2024 and increased by 149% for the full year 2025 as compared to the full year 2024.
•During 2025, our direct-to-consumer campaign, launched in the first quarter, continued to drive meaningful gains in brand awareness for us and our products, Fanapt® and PONVORY®. We maintained strategic investments in our commercial infrastructure, including increased brand visibility through targeted sponsorships, with the goal of supporting long-term market leadership and future commercial launches. Fanapt® performance remains the focus of our commercial initiatives and encourages us to continue to invest in this differentiated medicine, and, if approved, the franchise-extending launch of BysantiTM.
Key Operational Highlights – Regulatory & Clinical Development
•The FDA has approved NEREUSTM for the prevention of vomiting induced by motion.
•BysantiTM New Drug Application (NDA) for bipolar I disorder and schizophrenia is under review by the FDA, with a Prescription Drug User Fee Act (PDUFA) target action date of February 21, 2026.
•A BysantiTM Phase III clinical study for use as a once-daily adjunctive treatment for major depressive disorder (MDD) is enrolling patients and results are expected in 2026.
•We announced positive results of a clinical study of NEREUSTM in the prevention of vomiting induced by a GLP-1 analog, Wegovy® (semaglutide). A Phase III clinical program is anticipated to be initiated in the first half of 2026.
•Imsidolimab Biologics License Application (BLA) in generalized pustular psoriasis (GPP) was submitted to the FDA in the fourth quarter of 2025.
•A Phase III study of VQW-765 in the treatment of adults with social anxiety disorder has been initiated and study results are expected by the end of 2026.
•The Phase III study of the LAI formulation of iloperidone in the treatment of schizophrenia in relapse-prevention is enrolling patients.
•A clinical study of the LAI formulation of iloperidone in people with treatment-resistant hypertension is ongoing and we are enrolling patients.
•On January 8, 2026, we announced that we had received a decision letter from the FDA Center for Drug Evaluation and Research (CDER) concluding that the supplemental New Drug Application (sNDA) for HETLIOZ® for the treatment of jet lag disorder cannot be approved in the current form. This letter followed CDER’s re-review of the jet lag sNDA under our collaborative framework agreement with the FDA. We have requested that the FDA Commissioner resume hearing proceedings.
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing Fanapt® in the United States (U.S.), HETLIOZ® in the U.S. and Europe, PONVORY® in the U.S. and NEREUSTM in the U.S., on our ability, alone or with others, to complete the development of our products and to obtain the regulatory approvals for and manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks that are detailed in Part I, Item 1A, Risk Factors, of this Annual Report.
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
A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2025 included in this Annual Report. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results as they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements, and we have accordingly included them in this discussion.
Revenue from net product sales. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue when control of the product is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer. Sales taxes, value-added taxes and usage-based taxes are excluded from revenues.
Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through a limited number of specialty distributors and specialty pharmacies. We invoice and record revenue when our customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., we have a distribution agreement for the commercialization of Fanapt® in Israel and sell HETLIOZ® in Germany. Receivables are carried at transaction price paid by the wholesalers, specialty pharmacies and specialty distributors, net of estimated prompt-pay discounts and allowance for credit losses. Payment terms differ by customer, but are based on customary commercial terms and typically range between thirty and sixty days. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
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
Reserves for variable consideration are classified as product revenue allowances on the Consolidated Balance Sheets, with the exception of prompt-pay discounts, which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, which are billed on an annual basis beginning in 2025, and product returns that are resolved during the product expiry period specified in the customer contract. Furthermore, inventory stocking of HETLIOZ® at specialty pharmacy customers since the entrance of generic competition in early 2023 has resulted in longer periods to resolve these uncertainties related to variable consideration. We currently record sales allowances for the following:
•Prompt-pay: Wholesalers, specialty pharmacies and specialty distributors, our direct customers, are generally offered discounts for prompt payment. We expect that these direct customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized.
•Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors, including the Medicare Part D inflationary rebate. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid and Medicare. The allowances for rebates are based on statutory or contracted discount rates and estimated patient utilization.

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
•Medicare Part D rebates: Prior to January 1, 2025, the Medicare Part D prescription drug benefit required manufacturers to fund approximately 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients for applicable drugs. We accounted for the Medicare Part D coverage gap using a point of sale model. Beginning January 1, 2025, the Medicare Part D coverage gap discount program was replaced with a new discounting program under the Inflation Reduction Act of 2022. The Medicare Part D benefit redesign has resulted in overall higher discounts for our Medicare payor segment relative to the previous Medicare Part D prescription drug coverage gap discount program. Under the redesigned Medicare Part D program, applicable drugs dispensed to applicable beneficiaries are subject to manufacturer discounts of 10% during the initial coverage phase and 20% during the catastrophic coverage phase. Under the Medicare Part D benefit redesign, we are a specified manufacturer whose applicable drugs for applicable beneficiaries who are Low Income Subsidy eligible under section 1860D-14(a) of the Social Security Act are subject to lower applicable discounts during the phase-in period. Estimates for expected Medicare Part D rebates are based, in part, on historical activity and, where available, actual and pending prescriptions when we have validated the insurance benefits.
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
•Product returns: We generally offer direct customers a limited right to return, as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. We do not expect returned products to be resalable. There was no right of return asset as of December 31, 2025 or 2024.

The following table summarizes sales discounts and allowance activity as of and for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2022	37,459	10,024	47,483
Provision related to current period sales	85,916	28,488	114,404
Adjustments for prior period sales	(267)	276	9
Credits/payments made	(82,957)	(28,361)	(111,318)
Balances at December 31, 2023	40,151	10,427	50,578
Provision related to current period sales	82,233	33,449	115,682
Adjustments for prior period sales	(3,246)	3	(3,243)
Credits/payments made	(69,199)	(31,488)	(100,687)
Balances at December 31, 2024	49,939	12,391	62,330
Provision related to current period sales	104,711	42,480	147,191
Adjustments for prior period sales	(4,881)	(619)	(5,500)
Credits/payments made	(86,413)	(39,543)	(125,956)
Balances at December 31, 2025	$63,356	$14,709	$78,065
The provision of $104.7 million and $82.2 million for rebates and chargebacks for the years ended December 31, 2025 and 2024, respectively, and their ending balances at December 31, 2025 and 2024, primarily represent Medicaid rebates. The provision of $42.5 million and $33.4 million for discounts, returns and other for the years ended December 31, 2025 and 2024, and their ending balances at December 31, 2025 and 2024, primarily represent service fees, estimated product returns, co-pay assistance costs and prompt pay discounts.
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
Research and development expenses. Research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services for clinical trial use, milestone payments made under licensing agreements prior to regulatory approval, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee-related costs and stock-based compensation for research and development personnel. We generally expense research and development costs as they are incurred for products in the development stage, including manufacturing costs and milestone payments made under license agreements prior to FDA approval. Upon and subsequent to FDA approval, manufacturing and milestone payments made under license agreements are capitalized. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. Costs related to the acquisition of intellectual property are expensed as incurred if the underlying technology is developed in connection with our research and development efforts and has no alternative future use.
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
Income taxes. We assess the need for a valuation allowance against our deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. Projected pretax income includes significant assumptions related to revenue, which could be affected by the success of the commercial launches of Fanapt® in bipolar I disorder, PONVORY® in RMS and NEREUSTM in the prevention of vomiting induced by motion, which was approved on December 30, 2025, and HETLIOZ® generic competition, as well as commercial and research and development activities, including spend on our commercial launches and late-stage clinical activities, and our ability to obtain regulatory approval from the FDA for products or new indications in development, among other factors. In the fourth quarter of 2025, after considering all available positive and negative evidence, including but not limited to historical, current and future projected results and significant risks and uncertainties related to forecasts, we concluded that it is not more likely than not that substantially all of our deferred tax assets in the U.S. are realizable in future periods and recorded a valuation allowance against all net deferred tax assets in the U.S., resulting in a non-cash income tax expense of $113.7 million for the year ended December 31, 2025. If we have cumulative pretax income in future periods and if our projections indicate pretax income in future periods or if there are meaningful changes to our business operations, the conclusion about the appropriateness of the valuation allowance could change in a future period. A future reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction. The potential timing and amount of any future valuation allowance release has yet to be determined and requires an analysis that is highly dependent upon historical and future projected earnings, among other factors. Any such adjustment could have a material impact on our financial position and results of operations.
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
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, including activities related to Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults, PONVORY® for the treatment of RMS and NEREUSTM for the prevention of vomiting induced by motion, which was approved in December 2025, the impact of regulatory changes to the pharmaceutical industry such as the Medicare Part D provisions of the Inflation Reduction Act of 2022, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property. See Note 18, Legal Matters, to the consolidated financial statements included in Part IV of this Annual Report for information on material legal matters.

Year ended December 31, 2025 compared to year ended December 31, 2024
Revenues. Total revenues increased by $17.3 million, or 9%, to $216.1 million for the year ended December 31, 2025 compared to $198.8 million for the year ended December 31, 2024. Revenues may decline in future periods, potentially significantly, as a result of the Medicare Part D program benefit redesign. Revenue from net product sales was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	Net Change	Percent
Fanapt® net product sales	$117,302	$94,297	$23,005	24%
HETLIOZ® net product sales	71,431	76,675	(5,244)	(7)%
PONVORY® net product sales	27,372	27,800	(428)	(2)%
Total net product sales	$216,105	$198,772	$17,333	9%
Fanapt® net product sales increased by $23.0 million, or 24%, to $117.3 million for the year ended December 31, 2025 compared to $94.3 million for the year ended December 31, 2024. The increase to net product sales was primarily attributable to an increase in volume. We initiated the commercial launch of Fanapt® for bipolar I disorder in adults in the third quarter of 2024. An amount of variable consideration related to Fanapt® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2025.
HETLIOZ® net product sales decreased by $5.2 million, or 7%, to $71.4 million for the year ended December 31, 2025 compared to $76.7 million for the year ended December 31, 2024. The decrease to net product sales was attributable to a decrease in volume and price, net of deductions. Since the entrance of generic competition in the first quarter of 2023, inventory levels at our specialty pharmacy customers have been elevated relative to inventory levels prior to the entrance of generic competition. The elevated levels of inventory have resulted in longer periods to resolve uncertainties related to variable consideration. HETLIOZ® net product sales have been and may continue to be variable depending on when specialty pharmacy customers purchase again. Further, HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S.
PONVORY® net product sales decreased by $0.4 million, or 2%, to $27.4 million for the year ended December 31, 2025 compared to $27.8 million for the year ended December 31, 2024. We initiated the commercial launch of PONVORY® in RMS in the third quarter of 2024. An amount of variable consideration related to PONVORY® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024.
Cost of goods sold. Cost of goods sold increased by $1.7 million, or 15%, to $13.0 million for the year ended December 31, 2025 compared to $11.3 million for the year ended December 31, 2024. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and ended in April 2024. Third-party royalty costs on HETLIOZ® net product sales in Germany will end in October 2026 and third-party royalty costs on Fanapt® net product sales in the U.S. will end in November 2026. There are no third-party royalty costs on net sales of PONVORY®. Third-party royalty costs on NEREUSTM net product sales in the U.S. are tiered, up to the low double digits, and will begin once we initiate the commercial launch of NEREUSTM. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $2.1 million of Fanapt® product, $7.8 million of HETLIOZ® product and $0.3 million of PONVORY® product as of December 31, 2025. Our inventory balance consisted of $2.0 million of Fanapt® product, $7.3 million of HETLIOZ® and $0.2 million of PONVORY® product as of December 31, 2024.
Research and development expenses. Research and development expenses increased by $34.8 million, or 47%, to $109.3 million for the year ended December 31, 2025 compared to $74.4 million for the year ended December 31, 2024. The increase was primarily due to an upfront payment to AnaptysBio, Inc. for the exclusive, global license to develop, manufacture, and commercialize imsidolimab and drug supply as well as an increase in expenses for our Fanapt® and BysantiTM development programs, partially offset by a decrease in expenses for our NEREUSTM development program.

The following table summarizes the costs of our product development initiatives for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in thousands)	2025	2024
Direct project costs (1)
Fanapt®	$17,352	$9,401
BysantiTM	12,275	6,872
HETLIOZ®	12,560	10,528
PONVORY®	8,348	5,300
NEREUSTM	16,429	23,608
Imsidolimab	16,287	—
VTR-297	3,554	2,642
CFTR	9,290	6,344
VQW-765	3,565	743
Other	1,938	1,272
Total direct project costs	101,598	66,710
Indirect project costs (1)
Stock-based compensation	2,367	2,960
Other indirect overhead	5,306	4,761
Total indirect project costs	7,673	7,721
Total research and development expense	$109,271	$74,431
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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $91.5 million, or 63%, to $238.0 million for the year ended December 31, 2025 compared to $146.4 million for the year ended December 31, 2024. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on commercial activities related to our commercial launches of Fanapt® in bipolar disorder and PONVORY® in RMS. During 2024, we commenced a host of commercial activities as part of our commercial launches of Fanapt® in bipolar disorder and PONVORY® in RMS, including an expansion of our sales force and the development of prescriber awareness and comprehensive marketing programs. We initiated a direct-to-consumer campaign that started in the first quarter of 2025, elevating brand awareness of the company and the key products Fanapt® and PONVORY®. Selling, general and administrative expenses may increase in future periods as a result of the ongoing commercial launches as well as the other future commercial launches.
Intangible asset amortization. Intangible asset amortization was $7.0 million for the year ended December 31, 2025 compared to $7.3 million for the year ended December 31, 2024. Intangible asset amortization will increase in 2026 due to the amortization of the NEREUSTM intangible asset, which was capitalized in December 2025.
Other income, net. Other income, net was $12.5 million for the year ended December 31, 2025 compared to $17.7 million for the year ended December 31, 2024. Other income primarily consists of investment income on our marketable securities.
Provision (benefit) for income taxes. We recorded an income tax provision of $81.8 million and a benefit for income taxes of $4.0 million for the years ended December 31, 2025 and 2024, respectively. The income tax expense as of December 31, 2025 was primarily due to the recording of a valuation allowance against all of our deferred tax assets. The income tax expense or benefit is determined by applying the statutory tax rates in jurisdictions where we operate to each period’s income before income taxes. Adjustments are made for permanent differences in taxability or deductibility of pretax items as well as for other items, such as tax credits that are generated from our research and development activities. See Note 15, Income Taxes, to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
Liquidity and Capital Resources
As of December 31, 2025, our total cash and cash equivalents and marketable securities were $263.8 million compared to $374.6 million at December 31, 2024. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government-sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of December 31, 2025 and 2024 are summarized as follows:

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$84,851	$102,316
Marketable securities:
U.S. Treasury and government agencies	153,735	227,830
Corporate debt	25,261	44,497
Total marketable securities	178,996	272,327
Total cash, cash equivalents and marketable securities	$263,847	$374,643
As of December 31, 2025, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
In the normal course of our business, we regularly enter into agreements with third-party vendors under fee service arrangements which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination and certain commitments for marketing activities. Our non-cancellable purchase commitments for agreements with a remaining non-cancellable term longer than one year from December 31, 2025 primarily relate to commitments for marketing activities and data services. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase commitments, are cancellable in nature or contain variable commitment terms within the agreement that are within our control. We also have long-term contractual obligations related to our leases and license agreements. See Note 8, Leases, and Note 11, Commitments and Contingencies, respectively, to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about these commitments.
We do not have any off-balance sheet arrangements.
Based on our current operating plans, which include costs and expenses in connection with our U.S. commercial activities, including the commercial launch of NEREUSTM for the prevention of vomiting induced by motion, continued clinical development of NEREUSTM, BysantiTM and our other products, pursuit of regulatory approval of BysantiTM and imsidolimab, pursuit of further regulatory approvals for our currently approved products and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including a regulatory approval of BysantiTM and imsidolimab, our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, including the commercial launch of NEREUSTM, the magnitude of our discovery, preclinical and clinical development programs, and potential costs to acquire or license the rights to additional products.
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

Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Net Change
Net cash provided by (used in):
Operating activities:
Net loss	$(220,474)	$(18,900)	$(201,574)
Non-cash charges	102,724	9,701	93,023
Net change in operating assets and liabilities	8,308	(6,558)	14,866
Operating activities	(109,442)	(15,757)	(93,685)
Investing activities:
Asset acquisition	—	(4,229)	4,229
Purchases of property and equipment	(998)	(490)	(508)
Net purchases, sales and maturities of marketable securities	95,858	(12,711)	108,569
Investing activities	94,860	(17,430)	112,290
Financing activities:
Principal payments on finance leases	(1,991)	(155)	(1,836)
Tax obligations paid in connection with settlement of restricted stock units	(915)	—	(915)
Financing activities	(2,906)	(155)	(2,751)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	23	(163)	186
Net change in cash, cash equivalents and restricted cash	$(17,465)	$(33,505)	$16,040
Operating Activities. Cash flows used in operating activities during the year ended December 31, 2025 were $109.4 million, a decrease of $93.7 million compared to $15.8 million during the year ended December 31, 2024. The decrease reflects an increase of $201.6 million in net loss, an increase of $93.0 million in non-cash charges primarily due to the recording of a valuation allowance against all of our deferred tax assets and an increase of $14.9 million from the net change in operating assets and liabilities. Our net loss for the year ended December 31, 2025 includes expenses associated with the $15.0 million payment related to the exclusive, global license agreement with Anaptys Bio, Inc. for the development and commercialization of imsidolimab. The increase from net change in operating assets and liabilities due to timing for our accounts payable and accrued liabilities. We generally pay approved invoices when due, with vendor terms typically ranging from 30 to 45 days.
Investing Activities. Cash flows provided by investing activities during the year ended December 31, 2025 were $94.9 million, an increase of $112.3 million compared to cash flows used in investing activities of $17.4 million during the year ended December 31, 2024. The change in investing activities primarily reflects the net use of cash and cash equivalents and maturities of the investments in our portfolio of marketable securities. The $4.2 million asset acquisition cash flow during year ended December 31, 2024 relates to the payment of the remaining consideration for the PONVORY® acquisition that was accrued as of December 31, 2023. The $10.0 million milestone payment owed to Eli Lilly and Company for the FDA’s approval of NEREUSTM for the prevention of vomiting induced by motion was accrued as of December 31, 2025.
Financing Activities. Cash flows used in financing activities during the year ended December 31, 2025 were $2.9 million, a decrease of $2.8 million compared to $0.2 million during the year ended December 31, 2024. Financing activities include principal payments for our finance lease liabilities and tax obligations paid in connection with settlement of restricted stock units.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2025, the end of the period covered by this annual report on Form 10-K (Annual Report), to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. Furthermore, during the fiscal quarter ended December 31, 2025, we did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required under this item will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Incentive Plans
Information regarding securities authorized for issuance under equity incentive plans will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this item will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
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

Vanda Pharmaceuticals Inc.

February 12, 2026	By:	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mihael H. Polymeropoulos, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 12, 2026
Mihael H. Polymeropoulos, M.D.

/s/ Kevin Moran	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2026
Kevin Moran

/s/ Richard W. Dugan	Lead Independent Director	February 12, 2026
Richard W. Dugan

/s/ Anne Sempowski Ward	Director	February 12, 2026
Anne Sempowski Ward

/s/ Phaedra Chrousos	Director	February 12, 2026
Phaedra Chrousos

/s/ Stephen Ray Mitchell	Director	February 12, 2026
Stephen Ray Mitchell

/s/ Tage Honoré	Director	February 12, 2026
Tage Honoré

Vanda Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vanda Pharmaceuticals Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vanda Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Allowances for the Medicaid Drug Rebate Program
As described in Note 2 to the consolidated financial statements, the allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid and Medicare. Allowances for rebates are based upon the insurance benefits of the end customer, which are estimated using historical activity. The allowance for rebates is based on statutory or contracted discount rates and estimated patient utilization. The Company has recorded product revenue allowances of $76.9 million as of December 31, 2025, of which a significant portion relates to allowances for Medicaid drug rebates.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowances for the Medicaid Drug Rebate Program. These procedures also included, among others, (i) developing an independent estimate of the allowances for Medicaid drug rebates by utilizing third-party information related to patient utilization and historical activity; (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate; and (iii) testing, on a sample basis, transactional data underlying management’s estimate including but not limited to channel inventory and rebate claims processed by the Company, including evaluating those claims for consistency with the statutory or contractual terms of the Medicaid Drug Rebate Program.

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia
February 12, 2026
We have served as the Company’s auditor since 2003.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$84,851	$102,316
Marketable securities	178,996	272,327
Accounts receivable, net	54,578	47,101
Inventory	1,852	1,726
Prepaid expenses and other current assets	26,985	15,420
Total current assets	347,262	438,890
Property and equipment, net	2,248	2,132
Operating lease right-of-use assets	3,923	5,602
Finance lease right-of-use assets	7,343	4,943
Intangible assets, net	117,089	114,096
Deferred tax assets	—	81,440
Non-current inventory and other	11,083	9,101
Total assets	$488,948	$656,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$68,297	$39,086
Product revenue allowances	76,865	60,895
Total current liabilities	145,162	99,981
Operating lease non-current liabilities	2,991	4,944
Finance lease non-current liabilities	4,076	3,146
Other non-current liabilities	9,533	9,587
Total liabilities	161,762	117,658
Commitments and contingencies (Notes 11 and 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 59,101,630 and 58,310,644 shares issued and outstanding at December 31, 2025 and 2024, respectively	59	58
Additional paid-in capital	721,264	712,706
Accumulated other comprehensive income	629	74
Accumulated deficit	(394,766)	(174,292)
Total stockholders’ equity	327,186	538,546
Total liabilities and stockholders’ equity	$488,948	$656,204
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2025	2024	2023
Revenues:
Net product sales	$216,105	$198,772	$192,640
Total revenues	216,105	198,772	192,640
Operating expenses:
Cost of goods sold excluding amortization	13,044	11,314	14,796
Research and development	109,271	74,431	76,823
Selling, general and administrative	237,951	146,414	112,883
Intangible asset amortization	7,007	7,273	2,090
Total operating expenses	367,273	239,432	206,592
Loss from operations	(151,168)	(40,660)	(13,952)
Other income, net	12,521	17,739	20,291
Income (loss) before income taxes	(138,647)	(22,921)	6,339
Provision (benefit) for income taxes	81,827	(4,021)	3,830
Net income (loss)	$(220,474)	$(18,900)	$2,509
Net income (loss) per share:
Basic	$(3.74)	$(0.33)	$0.04
Diluted	$(3.74)	$(0.33)	$0.04
Weighted average shares outstanding:
Basic	58,930,157	58,149,087	57,380,975
Diluted	58,930,157	58,149,087	57,557,911
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income (loss)	$(220,474)	$(18,900)	$2,509
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	81	(34)	28
Change in net unrealized gain (loss) on marketable securities	473	178	1,461
Tax benefit (provision) on other comprehensive income (loss)	1	(40)	(326)
Other comprehensive income, net of tax	555	104	1,163
Comprehensive income (loss)	$(219,919)	$(18,796)	$3,672
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2022	56,783,764	$57	$686,235	$(1,193)	$(157,901)	$527,198
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	750,735	1	(1)	—	—	—
Stock-based compensation expense	—	—	14,040	—	—	14,040
Net income	—	—	—	—	2,509	2,509
Other comprehensive income, net of tax	—	—	—	1,163	—	1,163
Balances at December 31, 2023	57,534,499	58	700,274	(30)	(155,392)	544,910
Issuance of common stock from the exercise of stock options and settlement of restricted stock units	776,145	—	—	—	—	—
Stock-based compensation expense	—	—	12,432	—	—	12,432
Net loss	—	—	—	—	(18,900)	(18,900)
Other comprehensive income, net of tax	—	—	—	104	—	104
Balances at December 31, 2024	58,310,644	58	712,706	74	(174,292)	538,546
Issuance of common stock from the exercise of stock options and settlement of restricted stock units, net of shares withheld for taxes	790,986	1	(916)	—	—	(915)
Stock-based compensation expense	—	—	9,474	—	—	9,474
Net loss	—	—	—	—	(220,474)	(220,474)
Other comprehensive income, net of tax	—	—	—	555	—	555
Balances at December 31, 2025	59,101,630	$59	$721,264	$629	$(394,766)	$327,186
The accompanying notes are an integral part of these consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(220,474)	$(18,900)	$2,509
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,103	859	920
Stock-based compensation	9,474	12,432	14,040
Amortization of premiums and accretion of discounts on marketable securities	(2,053)	(6,994)	(8,799)
Loss on sales of marketable securities	—	—	655
Intangible asset amortization	7,007	7,273	2,090
Right-of-use asset amortization	3,807	1,667	1,324
Deferred income taxes	81,443	(6,482)	(1,286)
Other non-cash adjustments, net	1,943	946	2,095
Changes in operating assets and liabilities:
Accounts receivable	(7,463)	(13,012)	(707)
Prepaid expenses and other assets	(12,067)	(6,816)	8,523
Inventory	(3,466)	(29)	(771)
Accounts payable and other liabilities	15,820	1,708	(10,984)
Product revenue allowances	15,484	11,591	3,192
Net cash provided by (used in) operating activities	(109,442)	(15,757)	12,801
Cash flows from investing activities
Asset acquisition	—	(4,229)	(100,665)
Purchases of property and equipment	(998)	(490)	(383)
Purchases of marketable securities	(112,379)	(364,773)	(512,606)
Sales and maturities of marketable securities	208,237	352,062	601,598
Net cash provided by (used in) investing activities	94,860	(17,430)	(12,056)
Cash flows from financing activities
Principal payments on finance leases	(1,991)	(155)	—
Tax obligations paid in connection with settlement of restricted stock units	(915)	—	—
Net cash provided by (used in) financing activities	(2,906)	(155)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	23	(163)	47
Net change in cash, cash equivalents and restricted cash	(17,465)	(33,505)	792
Cash, cash equivalents and restricted cash
Beginning of year	102,785	136,290	135,498
End of year	$85,320	$102,785	$136,290
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
The Company’s commercial portfolio is currently comprised of four products: Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS), PONVORY® for the treatment of relapsing forms of multiple sclerosis (RMS) including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease and NEREUSTM for the prevention of vomiting induced by motion (collectively, our commercial products). HETLIOZ® is the first product approved by the United States Food and Drug Administration (FDA) for patients with Non-24 and for patients with SMS. In addition, the Company has a number of drugs and/or additional indications for current products in development, including:
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia and hypertension;
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
•NEREUSTM (tradipitant) for the prevention of vomiting induced by GLP-1 receptor agonists, the treatment of gastroparesis and the treatment of atopic dermatitis;
•Imsidolimab, an IL-36R antagonist, for the treatment of generalized pustular psoriasis (GPP);
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of hematologic malignancies and onychomycosis and with potential use as a treatment for several oncology indications;
•Portfolio of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) activators and inhibitors, including VSJ-110 for the treatment of dry eye and ocular inflammation and VPO-227 for the treatment of secretory diarrhea disorders, including cholera;
•VQW-765, a small molecule alpha-7 nicotinic acetylcholine receptor partial agonist, for the treatment of social/performance anxiety and psychiatric disorders; and
•Antisense oligonucleotide (ASO) molecules, including VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene and VGT-1849A for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$84,851	$102,316
Restricted cash included in:
Prepaid expenses and other current assets	103	—
Non-current inventory and other	366	469
Total cash, cash equivalents and restricted cash	$85,320	$102,785
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
Inventory
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life, taking into account all possible alternative uses for the inventory available in the ordinary course of business. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage and generic competition. The Company capitalizes inventory costs associated with its products when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory levels are evaluated for the amount of inventory that would be sold within one year. At certain times, the level of inventory can exceed the forecasted level of cost of goods sold for the next 12 months. The Company classifies the estimate of such inventory as non-current.

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
See Note 3, PONVORY® Acquisition, for further discussion of the Company’s acquisition of the United States (U.S.) and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company, and Note 11, Commitments and Contingencies, for further discussion of the Company’s exclusive global license agreement with AnaptysBio, Inc. (Anaptys) under which it acquired the worldwide rights to develop, manufacture, and commercialize imsidolimab, both of which the Company accounted for as asset acquisitions under ASC 805-50.
Intangible Assets
Costs incurred for products not yet approved by the FDA and for which no alternative future use exists are recorded as research and development expense, unless, based on management judgment, future commercialization is considered probable. Obligations for milestone payments to other pharmaceutical companies that may result in a capitalized intangible asset are recognized when it is deemed probable that the milestone event will occur. In the event a product has been approved by the FDA or an alternative future use exists for a product, patent and license costs are capitalized and amortized on a straight-line basis over the estimated useful economic life of the related product patents. For intangible assets related to HETLIOZ® and NEREUSTM, the estimated useful life is through the estimated economic useful life of the related product patents.
Useful lives for acquired intangible assets accounted for under ASC 805 are generally estimated based on the market participant methodology. For intangible assets related to PONVORY®, the estimated useful life is through the estimated economic useful life of the related acquired product patents. Intangible assets related to Fanapt® have been fully amortized on a straight-line basis to 2016. The Fanapt® transaction represented reacquired rights, and therefore did not reflect the impact of additional Fanapt® patents solely owned by the Company with varying expiration dates, the latest of which is December 2031.
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
Leases
The Company determines if an arrangement contains a lease at inception. Determination of whether a lease is a finance or operating lease is made at lease commencement. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. When the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including publicly available data for instruments with similar characteristics, to determine the present value of lease payments. The Company does not combine lease and non-lease elements for office or vehicle leases.

Impairment of Long-Lived Assets
The Company evaluates if events and circumstances have occurred that indicate the remaining estimated useful life of its long-lived assets may warrant revision or that the remaining balance of these assets may not be recoverable. In evaluating for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. In the event that the balance of any asset exceeds the future undiscounted or discounted cash flow estimate, impairment is recognized based on the excess of the carrying amounts of the asset above its estimated fair value. No impairment was recognized for the years ended December 31, 2025, 2024 and 2023.
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
The Company’s net product sales consist of sales of Fanapt®, HETLIOZ® and PONVORY®. Net sales by product for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Fanapt® net product sales	$117,302	$94,297	$90,873
HETLIOZ® net product sales	71,431	76,675	100,167
PONVORY® net product sales	27,372	27,800	1,600
Total net product sales	$216,105	$198,772	$192,640
Since the entrance of generic competition in the first quarter of 2023, inventory levels at our specialty pharmacy customers have been elevated relative to inventory levels prior to the entrance of generic competition. The elevated levels of inventory have resulted in longer periods to resolve uncertainties related to variable consideration. HETLIOZ® net product sales have been and may continue to be variable depending on when specialty pharmacy customers purchase again. Further, HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S. An amount of variable consideration related to Fanapt® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2025. An amount of variable consideration related to PONVORY® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024. The Company recognized $5.5 million and $3.2 million of net product sales during the years ended December 31, 2025 and 2024, respectively, for changes in estimates on variable consideration for performance obligations satisfied in previous periods across all the Company’s commercial products. The amount of net product sales recognized as a result of changes in estimates on variable consideration during the year ended December 31, 2023 was not material.
Fanapt® is available in the U.S. for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through a limited number of specialty distributors and specialty pharmacies. The Company invoices and records revenue when its customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., the Company has a distribution agreement for the commercialization of Fanapt® in Israel and sells HETLIOZ® in Germany. Receivables are carried at transaction price paid by the wholesalers, specialty pharmacies and specialty distributors, net of estimated prompt pay discounts and allowance for credit losses. Payment terms differ by customer, but are based on customary commercial terms and typically range between thirty and sixty days. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
The following table presents each major customer that represented more than 10% of total revenues for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Percent of Net Product Sales	2025	2024	2023
Customer A	25%	17%	14%
Customer B	19%	16%	15%
Customer C	17%	15%	16%
Customer D	15%	21%	15%
Customer E	*	*	20%
Total net product sales from major customers	76%	69%	80%
*Represents less than 10% of respective balance.
The following table presents each major customer that represented more than 10% of accounts receivable, net, as of December 31, 2025 and 2024:

	December 31,
Percent of Accounts Receivable, Net	2025	2024
Customer A	24%	27%
Customer B	18%	18%
Customer C	19%	*
Customer D	14%	21%
Customer E	*	18%
Total accounts receivable, net from major customers	75%	84%
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
Reserves for variable consideration are classified as product revenue allowances on the Consolidated Balance Sheets, with the exception of prompt-pay discounts which are classified as reductions of accounts receivable. The reserve for product returns for which the product may not be returned for a period of greater than one year from the balance sheet date is included as a component of other non-current liabilities in the Consolidated Balance Sheets. Uncertainties related to variable consideration are generally resolved in the quarter subsequent to period end, with the exception of Medicaid rebates, which are dependent upon the timing of when states submit reimbursement claims, Medicare inflationary rebates, which are billed on an annual basis beginning in 2025, and product returns that are resolved during the product expiry period specified in the customer contract. Furthermore, inventory stocking of HETLIOZ® at specialty pharmacy customers since the entrance of generic competition in early 2023 has resulted in longer periods to resolve these uncertainties related to variable consideration. The Company currently records sales allowances for the following:
•Prompt-pay: Wholesalers, specialty pharmacies and specialty distributors, the Company’s direct customers, are generally offered discounts for prompt payment. The Company expects that these direct customers will earn prompt payment discounts and, therefore, deducts the full amount of these discounts from total product sales when revenues are recognized.
•Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as contracted rebate programs with other payors, including the Medicare Part D inflationary rebate. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid and Medicare. The allowances for rebates are based on statutory or contracted discount rates and estimated patient utilization.
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
•Medicare Part D Rebates: Prior to January 1, 2025, the Medicare Part D prescription drug benefit required manufacturers to fund approximately 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients for applicable drugs. The Company accounted for the Medicare Part D coverage gap using a point of sale model. Beginning January 1, 2025, the Medicare Part D coverage gap discount program was replaced with a new discounting program under the Inflation Reduction Act of 2022. The Medicare Part D benefit redesign has resulted in overall higher discounts for our Medicare payor segment relative to the previous Medicare Part D prescription drug coverage gap discount program. Under the redesigned Medicare Part D program, applicable drugs dispensed to applicable beneficiaries are subject to manufacturer discounts of 10% during the initial coverage phase and 20% during the catastrophic coverage phase. Under the Medicare Part D benefit redesign, the Company is a specified manufacturer whose applicable drugs for applicable beneficiaries who are Low Income Subsidy eligible under section 1860D-14(a) of the Social Security Act are subject to lower applicable discounts during the phase-in period. Estimates for expected Medicare Part D rebates are based, in part, on historical activity and, where available, actual and pending prescriptions when the Company has validated the insurance benefits.
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
•Product Returns: The Company generally offers direct customers a limited right to return, as contractually defined with its customers. The Company considers several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has past, prescription trends and other relevant factors. The Company does not expect returned products to be resalable. There was no right of return asset as of December 31, 2025 or 2024. The following table summarizes activity for product returns as of and for the years ended December 31, 2025, 2024 and 2023, all of which relates to sales of Fanapt® and PONVORY®:

(in thousands)	Reserve for Product Returns
Balances at December 31, 2022	$5,144
Additions	3,001
Credits/payments	(2,934)
Balances at December 31, 2023	5,211
Additions	2,780
Credits/payments	(3,060)
Balances at December 31, 2024	4,931
Additions	3,889
Credits/payments	(2,451)
Balances at December 31, 2025	$6,369
The Company’s balance of rebates and chargebacks was $63.4 million and $49.9 million as of December 31, 2025 and 2024, respectively. The Company’s balance of discounts, returns and other product allowances was $14.7 million and $12.4 million as of December 31, 2025 and 2024, respectively.
Cost of Goods Sold
Cost of goods sold includes royalties payable, the cost of inventory sold, costs to write down inventory to net realizable value, manufacturing and supply chain costs and product shipping and handling costs related to sales of its commercial products to the Company’s distribution partners.
Research and Development Expenses
Research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services for clinical trial use, milestone payments made under licensing agreements prior to regulatory approval, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs, and salaries, other employee-related costs and stock-based compensation for research and development personnel. The Company generally expenses research and development costs as they are incurred for products in the development stage, including manufacturing costs and milestone payments made under license agreements prior to FDA approval. Upon and subsequent to FDA approval or if, based on management judgment, future commercialization is considered probable, manufacturing and milestone payments made under license agreements are capitalized. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. Costs related to the acquisition of intellectual property are expensed as incurred if the underlying technology is developed in connection with the Company’s research and development efforts and has no alternative future use.
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
Stock-Based Compensation
Compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. The Company recognizes the expense over the award’s vesting period. The grant date fair value of stock options granted and restricted stock units (RSUs) awarded are amortized using the straight-line method. As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Advertising Expense
The Company expenses the costs of advertising, including branded product promotional expenses, as incurred. Branded product advertising expenses, recorded in selling, general and administrative expenses, were $28.6 million, $1.9 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Transactions denominated in currencies other than functional currency are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the Consolidated Balance Sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other income and were not material for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Certain Risks and Uncertainties
The Company’s products under development require approval from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance the products will receive the necessary approval. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company.

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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company places its cash, cash equivalents and marketable securities with highly rated financial institutions. At December 31, 2025, the Company maintained all of its cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard requires more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company adopted this standard on a retrospective basis as of January 1, 2025 and included the additional required disclosures, including additional detail in the rate reconciliation table, in Note 15, Income Taxes.
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
3. PONVORY® Acquisition
On December 7, 2023, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) to acquire the U.S. and Canadian rights to PONVORY® from Actelion Pharmaceuticals Ltd. (Janssen), a Johnson & Johnson Company, and the closing of the transaction took place simultaneously with signing. PONVORY® is a once-daily oral selective sphingosine-1-phosphate receptor 1 modulator, indicated to treat adults with relapsing forms of multiple sclerosis, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease. The total consideration for the acquisition was $104.9 million consisting of cash paid to Janssen and acquisition-related transaction costs. The Purchase Agreement includes customary representations, warranties and covenants, as well as standard mutual indemnities covering losses arising from any material breach of the Purchase Agreement or inaccuracy of representations and warranties. Janssen has agreed to indemnify the Company against losses arising from its activities prior to the closing, and the Company has agreed to indemnify Janssen against losses arising from the Company’s activities pertaining to PONVORY® after the closing. Simultaneously and in connection with the Purchase Agreement, the parties also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during a transition period, Janssen continued PONVORY® operations. In May 2024, ownership of the U.S. New Drug Application (NDA) and Investigational New Drug applications for PONVORY® were transferred to Vanda from a Johnson & Johnson Company, fully allowing the Company to commercialize PONVORY® in the U.S.
The acquisition of PONVORY® has been accounted for as an asset acquisition in accordance with ASC 805-50 because substantially all of the fair value of the assets acquired is concentrated in a single asset, the PONVORY® product rights. The PONVORY® product rights consist of certain patents and trademarks, regulatory approvals, marketing assets, and other records, and are considered a single asset as they are inextricably linked. The total consideration of $104.9 million was fully allocated to the acquired intangible asset for the U.S. and Canadian rights to PONVORY®. The straight-line method is used to amortize the intangible asset, as disclosed in Note 9, Intangible Assets.
4. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2025, which all have contractual maturities of less than two years:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury and government agencies	$153,212	$523	$—	$153,735
Corporate debt	25,210	51	—	25,261
Total marketable securities	$178,422	$574	$—	$178,996
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
5. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of December 31, 2025 and 2024 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2025, as follows:

		Fair Value Measurement as of December 31, 2025 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$153,735	$153,735	$—	$—
Corporate debt	25,261	—	25,261	—
Total assets measured at fair value	$178,996	$153,735	$25,261	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2024, as follows:

		Fair Value Measurement as of December 31, 2024 Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$227,830	$227,830	$—	$—
Corporate debt	44,497	—	44,497	—
Total assets measured at fair value	$272,327	$227,830	$44,497	$—
Total assets measured at fair value as of December 31, 2025 and 2024 include no cash equivalents.
The Company also has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, milestone obligations under licensing agreements and product revenue allowances, the carrying values of which materially approximate their fair values.
6. Inventory
Inventory consisted of the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Current assets
Finished goods	1,852	1,726
Total inventory, current	$1,852	$1,726
Non-Current assets
Raw materials	$934	$934
Work-in-process	5,996	6,236
Finished goods	2,238	617
Total inventory, non-current	9,168	7,787
Total inventory	$11,020	$9,513
The Company’s inventory balance consisted of $2.1 million of Fanapt® product, $7.8 million of HETLIOZ® product and $0.3 million of PONVORY® product as of December 31, 2025. The Company’s inventory balance consisted of $2.0 million of Fanapt® product, $7.3 million of HETLIOZ® product and $0.2 million of PONVORY® product as of December 31, 2024.
7. Property and Equipment
The following is a summary of the Company’s property and equipment, at cost, as of December 31, 2025 and 2024:

(in thousands)	Estimated Useful Life (Years)	December 31, 2025	December 31, 2024
Computer and other equipment	3	$7,841	$6,734
Furniture and fixtures	5 - 7	1,525	1,497
Leasehold improvements	5 - 11	5,498	5,468
Total property and equipment, gross		14,864	13,699
Accumulated depreciation and amortization		(12,616)	(11,567)
Total property and equipment, net		$2,248	$2,132
Depreciation expense was $1.1 million, $0.9 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
8. Leases
The Company’s long-term leases primarily include operating leases and subleases for office space in Washington, D.C. and London, England and vehicle finance leases for its fleet program. The Company recognized ROU assets and lease liabilities related to fixed payments for these long-term leases in its Consolidated Balance Sheets as of December 31, 2025 and 2024. The Company also has short-term leases, including office space in Berlin, Germany.
In June 2011, the Company entered into an operating lease agreement under which it leases 33,534 square feet of office space for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. Subject to the prior rights of other tenants, the Company has the right to renew the lease for five years following its expiration in July 2028. As of December 31, 2025, the renewal period has not been included in the lease term. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. The lease may be terminated early by the Company or the landlord under certain circumstances.
In June 2016, the Company entered into a sublease agreement under which it subleases an additional 9,928 square feet of office space for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. The sublease term began in January 2017 and ends in July 2026 but may be terminated earlier by either party under certain circumstances. The Company has the right to sublease or assign all or a portion of the premises, subject to standard conditions. Following the expiration of the sublease in July 2026, the Company will lease this space under a separate lease arrangement with a different counterparty, which was signed in June 2025. This lease term will commence in August 2026 upon expiration of the sublease for that space for a period of two years. The lease may be terminated early by the Company or the landlord under certain circumstances.
In May 2016, the Company entered into an operating lease agreement under which it leases 2,880 square feet of office space in London, England, which will end in 2026.
In August 2024, the Company entered into a master lease agreement for vehicles to be utilized by the Company’s sales force. The individual car leases commence upon delivery of the vehicles, which began in the fourth quarter of 2024, and were determined to be finance leases upon lease commencement. The contractual period of each lease is three years. The Company continued to lease additional cars under the master lease agreement during 2025. Total fixed payments for the vehicle leases that had not yet commenced as of December 31, 2025 are estimated to be $1.5 million, payable over initial term of three years, and subject to change upon finalization of each vehicle lease contract.
The following is a summary of the Company’s ROU assets and lease liabilities as of December 31, 2025 and 2024:

(in thousands)	Classification on the Balance Sheet	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$3,923	$5,602
Finance lease assets	Finance lease right-of-use assets	7,343	4,943
Total lease assets		$11,266	$10,545

Liabilities
Operating lease current liabilities	Accounts payable and accrued liabilities	$2,152	$2,456
Finance lease current liabilities	Accounts payable and accrued liabilities	3,403	1,814
Operating lease non-current liabilities	Operating lease non-current liabilities	2,991	4,944
Finance lease non-current liabilities	Finance lease non-current liabilities	4,076	3,146
Total lease liabilities		$12,622	$12,360

Weighted average remaining lease term, operating leases		2.5	3.3
Weighted average discount rate, operating leases		8.2%	8.2%
Weighted average remaining lease term, finance leases		2.4	2.9
Weighted average discount rate, finance leases		6.2%	6.4%

The components of lease expense for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost:
Fixed lease cost	$2,231	$2,223	$2,216
Short-term lease cost	451	426	396
Finance lease cost:
Amortization	2,110	171	—
Interest	343	32	—
Total lease costs	$5,135	$2,852	$2,612

Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,809	$2,723	$2,659
Operating cash flows from finance leases	343	32	—
Financing cash flows from finance leases	1,991	155	—
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	4,510	5,114	—
The table below reconciles the Company’s future cash obligations to lease liabilities recorded on the balance sheet as of December 31, 2025:

(in thousands)	Operating Leases	Finance Leases
2026	$2,412	$3,518
2027	2,159	3,344
2028	1,099	1,218
Total minimum lease payments	5,670	8,080
Less: amount of lease payments representing interest	(527)	(601)
Present value of future minimum lease payments	5,143	7,479
Less: current obligations under leases	(2,152)	(3,403)
Lease non-current liabilities	$2,991	$4,076
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
PONVORY®. In December 2023, the Company acquired the U.S. and Canadian rights to PONVORY® from Janssen. The total purchase price of $104.9 million, $100.7 million of which was paid in 2023 and the remaining $4.2 million in 2024, was allocated to the acquired intangible asset for the U.S. and Canadian rights to PONVORY®. See Note 3, PONVORY® Acquisition, for additional details. The PONVORY® intangible asset is being amortized on a straight-line basis over the estimated economic useful life of the related product rights. During the first quarter of 2024, the estimated useful life for the

PONVORY® intangible asset was changed from 2035 to 2042 based on a change in the estimated economic useful life of the related product rights.
NEREUSTM. In December 2025, the Company announced that the FDA had approved the NDA for NEREUSTM. As a result of this approval, the Company met a milestone under its license agreement with Eli Lilly and Company (Lilly) that required the Company to make a license payment of $10.0 million to Lilly, which was accrued in the Company’s Consolidated Balance Sheets as of December 31, 2025 and represented a non-cash investing activity for the year ended December 31, 2025. This milestone obligation was determined to be additional consideration for the acquisition of NEREUSTM and capitalized as an intangible asset and is being amortized on a straight-line basis over the estimated economic useful life of the related product patents.
The following is a summary of the Company’s amortizing intangible assets as of December 31, 2025:

		December 31, 2025
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$18,863	$14,137
PONVORY®	2042	104,894	11,942	92,952
NEREUSTM	2036	10,000	—	10,000
Total amortizing intangible assets		$147,894	$30,805	$117,089
The following is a summary of the Company’s amortizing intangible assets as of December 31, 2024:

		December 31, 2024
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$17,400	$15,600
PONVORY®	2042	104,894	6,398	98,496
Total amortizing intangible assets		$137,894	$23,798	$114,096
As of December 31, 2025 and 2024, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
HETLIOZ®	$1,463	$1,463	$1,502
PONVORY®	5,544	5,810	588
NEREUSTM	—	—	—
Total amortization expense	$7,007	$7,273	$2,090
The following is a summary of the future intangible asset amortization schedule as of December 31, 2025:

(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
HETLIOZ®	$14,137	$1,463	$1,463	$1,463	$1,463	$1,463	$6,822
PONVORY®	92,952	5,544	5,544	5,544	5,544	5,544	65,232
NEREUSTM	10,000	941	941	941	941	941	5,295
Total amortization expense	$117,089	$7,948	$7,948	$7,948	$7,948	$7,948	$77,349

10. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Research and development expenses	$18,917	$11,962
Consulting and other professional fees	16,506	9,226
Compensation and employee benefits	10,322	8,465
Milestone obligations under license agreements	10,000	—
Finance lease liabilities	3,403	1,814
Operating lease liabilities	2,152	2,456
Royalties payable	2,057	1,665
Accounts payable and other accrued liabilities	4,940	3,498
Total accounts payable and accrued liabilities	$68,297	$39,086
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of December 31, 2025, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 9, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS. The royalty period in each territory where the Company commercializes HETLIOZ® is 10 years following the first commercial sale in the territory. In territories outside the U.S., the royalty is 5% on net sales. In the U.S., the royalty on net sales decreased from 10% to 5% in December 2022. This U.S. royalty ended in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
NEREUSTM. In April 2012, the Company entered into a license agreement with Lilly pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize NEREUSTM for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered-royalties on net sales at percentage rates up to the low double digits. As of December 31, 2025, the Company has paid Lilly $5.0 million in upfront fees and development milestones, including a $2.0 million milestone paid to Lilly during the year ended December 31, 2023 for the filing of the first application for marketing authorization for NEREUSTM in either the U.S. or European Union (E.U.). In the fourth quarter of 2025, as a result of the FDA approving the Company’s NDA for the prevention of vomiting induced by motion, the Company accrued $10.0 million as a current liability on the Consolidated Balance Sheets as of December 31, 2025. As of December 31, 2025, remaining milestone obligations include a $5.0 million milestone for the first approval of an application for marketing authorization for NEREUSTM in the E.U. and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize NEREUSTM.
Imsidolimab. In January 2025, the Company entered into an exclusive global license agreement with Anaptys under which it acquired the worldwide rights to develop, manufacture, and commercialize imsidolimab. Under the terms of the agreement, which was accounted for as an asset acquisition, the Company made an upfront payment of $10.0 million to Anaptys and an additional $5.0 million payment for drug supply, $14.4 million of which is included in research and development expense on the Consolidated Statements of Operations for the year ended December 31, 2025. Anaptys is eligible to receive future payments based upon achievement of specified regulatory approval and commercialization milestones as well as a 10% royalty on global net sales. As of December 31, 2025, remaining milestone obligations include up to $35.0 million for future regulatory approval and sales milestones, including $5.0 million each for the first approval of an application for marketing authorization for imsidolimab in the U.S. and E.U. and $25.0 million for a sales milestone. The Company is obligated to use its commercially reasonable efforts to develop and commercialize imsidolimab.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of December 31, 2025, the Company has paid UCSF $1.8 million in upfront fees and development milestones. As of December 31, 2025, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
VQW-765. In connection with a settlement agreement with Novartis relating to Fanapt®, the Company received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize VQW-765. Pursuant to the license agreement, the Company is obligated to use its commercially reasonable efforts to develop and commercialize VQW-765 and is responsible for all development costs. The Company has no milestone obligations, but Novartis is eligible to receive tiered-royalties on net sales at percentage rates up to the mid-teens.
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
Clinical Trial Agreement. In December 2024, the Company entered into an agreement with a third party to jointly design and complete a pediatric study for PONVORY® required by the FDA and the European Medicines Agency. Pursuant to the agreement, the Company will bear the primary responsibility for completing the clinical trial, and the third party will bear primary responsibility for manufacturing the clinical study product. All costs associated with the pediatric study will be shared equally by the Company and the third party. As the Company and the third party are both active participants in the research activities and both parties are exposed to significant risks and rewards, the agreement is being accounted for under ASC 808. Furthermore, no parts of the agreement are within the scope of ASC 606, because the Company determined that performing research and development activities on behalf of other parties is not part of the ordinary activities of its business. Therefore, reimbursements from the third party for research and development costs are recorded as reductions to research and development expense as incurred. Expenses recognized by the Company related to activities under the collaborative arrangement, which commenced during the first quarter of 2025, were $4.0 million for the year ended December 31, 2025, which were reduced by amounts reimbursable from the third party of $1.3 million.

Purchase Commitments
In the normal course of its business, the Company regularly enters into agreements with third-party vendors under fee service arrangements, which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. The Company’s non-cancellable purchase commitments for agreements with a remaining non-cancellable term longer than one year from December 31, 2025 primarily relate to commitments for data services and marketing activities, of which $13.5 million, $11.0 million, $6.4 million, and $2.6 million are expected to be paid in 2026, 2027, 2028 and 2029, respectively. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase commitments, are cancellable in nature or contain variable commitment terms within the agreement that are within our control.
12. Accumulated Other Comprehensive Income
The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows for the years ended December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Foreign currency translation	$68	$(13)
Unrealized gain on marketable securities	561	87
Accumulated other comprehensive income	$629	$74
13. Stock-Based Compensation
As of December 31, 2025, there were 7,966,833 shares subject to outstanding options and RSUs under the 2006 Equity Incentive Plan (2006 Plan) and the Amended and Restated 2016 Equity Incentive Plan (2016 Plan, and together with the 2006 Plan, Plans). The 2006 Plan expired by its terms in April 2016, and the Company adopted the 2016 Plan. Outstanding options under the 2006 Plan remain in effect and the terms of the 2006 Plan continue to apply, but no additional awards can be granted under the 2006 Plan. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes, including, but not limited to, an amendment to eliminate its term. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 18,190,000 shares of common stock authorized for issuance under the 2016 Plan, 5,416,104 shares of which remained available for future grant as of December 31, 2025.
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
As of December 31, 2025, $0.9 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 0.5 years. No option awards are classified as a liability as of December 31, 2025.

A summary of option activity under the Plans for the year ended December 31, 2025 is as follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	4,603,581	$12.71	5.60	$—
Expired	(113,257)	11.24
Outstanding at December 31, 2025	4,490,324	12.75	4.74	2,698
Exercisable at December 31, 2025	4,236,275	13.07	4.60	2,285
Vested and expected to vest at December 31, 2025	4,485,793	12.75	4.73	2,690
There were no options granted for the year ended December 31, 2025. The weighted average grant-date fair value of options granted was $2.95 and $3.53 per share for the years ended December 31, 2024 and 2023, respectively. There were no options exercised for the year ended December 31, 2025, 2024 and 2023.
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
As of December 31, 2025, $11.7 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.6 years. No RSUs are classified as a liability as of December 31, 2025.
A summary of RSU activity for the Plans for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	2,650,006	$6.82
Granted	1,980,625	4.46
Forfeited	(170,794)	6.12
Vested	(983,328)	8.65
Unvested at December 31, 2025	3,476,509	4.99
The weighted average grant date fair value of RSUs granted was $4.46, $4.48 and $6.96 per share for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of the RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $8.5 million, $9.0 million, and $11.3 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2025, 2024 and 2023 was comprised of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Research and development	$2,367	$2,960	$3,323
Selling, general and administrative	7,107	9,472	10,717
Total stock-based compensation expense	$9,474	$12,432	$14,040
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. There were no options granted during the year ended December 31, 2025. Assumptions used in the Black-Scholes-Merton option pricing model for employee and director stock options granted during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Expected dividend yield	—%	—%
Weighted average expected volatility	50%	47%
Weighted average expected term (years)	6.27	6.16
Weighted average risk-free rate	4.52%	3.89%
14. Employee Benefit Plan
The Company has a defined contribution plan under Internal Revenue Code of 1986, as amended, Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Currently, the Company matches fifty percent up to the first six percent of employee contributions. All matching contributions have been paid by the Company. The Company match vests over a 4-year period and amounted to $1.6 million, $1.0 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
15. Income Taxes
The following is a summary of the domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Domestic	$(138,908)	$(23,042)	$6,184
Foreign	261	121	155
Total income (loss) before income taxes	$(138,647)	$(22,921)	$6,339
The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$55	$1,654	$2,577
State	185	749	2,447
Foreign	143	58	91
Deferred
Federal	78,684	(4,760)	(2,240)
State	2,722	(1,719)	970
Foreign	38	(3)	(15)
Provision (benefit) for income taxes	$81,827	$(4,021)	$3,830

The Company assesses the need for a valuation allowance against its deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. Projected pretax income includes significant assumptions related to revenue, which could be affected by the success of the commercial launches of Fanapt® in bipolar I disorder, PONVORY® in RMS and NEREUSTM in the prevention of vomiting induced by motion, which was approved on December 30, 2025, and HETLIOZ® generic competition, as well as commercial and research and development activities, including spend on our commercial launches and late-stage clinical activities, and our ability to obtain regulatory approval from the FDA for products or new indications in development, among other factors. In the fourth quarter of 2025, after considering all available positive and negative evidence, including but not limited to historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company concluded that it is not more likely than not that substantially all of its deferred tax assets are realizable in future periods and recorded a valuation allowance against all net deferred tax assets, resulting in a non-cash income tax expense of $113.7 million for the year ended December 31, 2025. If the Company has cumulative pretax income in future periods and/or if the Company’s projections indicate pretax income in future periods or if there are meaningful changes to the Company’s business operations, the conclusion about the appropriateness of the valuation allowance could change in a future period. A future reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction. The potential timing and amount of any future valuation allowance release has yet to be determined and requires an analysis that is highly dependent upon historical and future projected earnings, among other factors. Any such adjustment could have a material impact on the Company’s financial position and results of operations.
The following is a reconciliation between the federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
(in thousands, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal tax at statutory rate	$(29,116)	21.0%	$(4,813)	21.0%	$1,331	21.0%
State and local taxes, net of federal tax effect*	2,414	(1.7)%	(2,017)	8.8%	1,178	18.6%
Foreign tax effects	126	(0.1)%	29	(0.1)%	43	0.7%
Effects of changes in tax laws or rates enacted in the current period	—	—%	—	—%	—	—%
Effect of cross-border tax laws	(4)	—%	3	—%	1	—%
Tax credits
Research and development credits	(2,493)	1.8%	(1,672)	7.3%	(4,391)	(69.3)%
Orphan drug credits	(775)	0.6%	(237)	1.0%	(288)	(4.5)%
Change in valuation allowance	107,490	(77.5)%	—	—%	—	—%
Nontaxable or nondeductible items
Section 162(m) limitation	791	(0.6)%	1,043	(4.5)%	1,088	17.2%
Stock-based compensation	968	(0.7)%	1,623	(7.1)%	1,916	30.2%
Nondeductible meals & entertainment expense	1,243	(0.9)%	479	(2.1)%	295	4.6%
Other	121	(0.1)%	178	(0.8)%	57	0.9%
Changes in unrecognized tax benefits	1,062	(0.8)%	1,363	(5.9)%	2,600	41.0%
Effective tax rate	$81,827	(59.0)%	$(4,021)	17.6%	$3,830	60.4%
*The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, New Jersey, and Florida for the year ended December 31, 2025, California and Florida for the year ended December 31, 2024, and Pennsylvania for the year ended December 31, 2023.
The following is a summary of the components of the Company’s net deferred tax assets and the related tax valuation allowance as of December 31, 2025 and 2024.

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforwards	$22,000	$5,962
Stock-based compensation	3,306	3,606
Accrued expenses	2,427	2,113
Allowance for returns and credit losses	2,099	1,716
Research and development and orphan drug credit carryforwards	39,289	36,214
Capitalized research and development expenses	50,432	38,393
Intangible assets	1,500	—
Other	6,201	4,537
Total deferred tax assets	127,254	92,541
Deferred tax liabilities
Intangible assets	—	(961)
Other	(2,853)	(1,253)
Total deferred tax liabilities	(2,853)	(2,214)
Deferred tax assets, net	124,401	90,327
Less: Valuation allowance	124,401	8,887
Net deferred tax assets	$—	$81,440
The following is a summary of changes in the Company’s tax valuation allowance for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended
December 31, 2025	$8,887	$115,514	$—	$124,401
December 31, 2024	8,547	340	—	8,887
December 31, 2023	7,136	1,411	—	8,547
The Company has NOL and other tax credit carryforwards in several jurisdictions. As of December 31, 2025, the Company has $13.8 million of deferred tax assets relating to U.S. federal NOL carryforwards. As of December 31, 2025 the Company has deferred tax assets of $20.6 million and $18.6 million related to U.S. federal and state research and development credits and orphan drug credits, respectively. Both of these tax attributes will begin to expire in 2031. In addition, the Company has $8.2 million of deferred tax assets relating to other U.S. NOL carryforwards, which primarily relate to the District of Columbia. NOLs for the District of Columbia will begin to expire in 2032 and state NOLs will begin to expire in 2034. A valuation allowance is recorded against these U.S. federal and state deferred tax assets.

The following is a summary of cash paid for income taxes, net of refunds received, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Federal	$140	$2,010	$2,525
State
Pennsylvania	*	*	680
Other states	(294)	334	341
Foreign	64	103	17
Total cash paid for income taxes, net of refunds received	$(90)	$2,447	$3,563
* Income taxes paid, net of refunds received, did not rise to the level of separate disclosure (5%) during tax year.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Unrecognized tax benefits at the beginning of the year	$18,796	$18,312	$15,485
Increases (decreases) related to prior year tax positions	87	(159)	919
Increases related to current year tax positions	796	742	2,003
Settlements	—	—	—
Statute lapses	$(104)	$(99)	$(95)
Unrecognized tax benefits at the end of the year	$19,575	$18,796	$18,312
The amount of uncertain tax benefits that, if recognized, would impact the effective tax rate is $19.6 million. Generally, the tax years 2022 through 2024 remain open to examination by the major taxing jurisdiction to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.
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

The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2025	2024	2023
Numerator:
Net income (loss)	$(220,474)	$(18,900)	$2,509
Denominator:
Weighted average shares outstanding, basic	58,930,157	58,149,087	57,380,975
Effect of dilutive securities	—	—	176,936
Weighted average shares outstanding, diluted	58,930,157	58,149,087	57,557,911
Net income (loss) per share, basic and diluted:
Basic	$(3.74)	$(0.33)	$0.04
Diluted	$(3.74)	$(0.33)	$0.04
Antidilutive securities excluded from calculations of diluted net income (loss) per share	6,078,795	6,493,140	6,464,057
The Company incurred a net loss for the years ended December 31, 2025 and 2024 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
17. Segments
The Company operates in one reportable segment, which includes all activities related to the development and commercialization of innovative therapies to address high unmet medical needs and improve the lives of patients. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), which is its president, chief executive officer and chairman of the board, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets.
The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$216,105	$198,772	$192,640
Less:
Cost of goods sold, excluding amortization	13,044	11,314	14,796
Research and development	109,271	74,431	76,823
Selling, general and administrative	237,951	146,414	112,883
Intangible asset amortization	7,007	7,273	2,090
Other income	(12,521)	(17,739)	(20,291)
Provision (benefit) for income taxes	81,827	(4,021)	3,830
Net income (loss)	$(220,474)	$(18,900)	$2,509
Foreign sales were not material for each of the years ended December 31, 2025, 2024 and 2023.
18. Legal Matters
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
In January 2023, the Company filed a lawsuit in the NJ District Court against Teva challenging Teva’s advertising and marketing practices related to its at risk launch of its generic version of HETLIOZ® for the single indication of Non-24. The Company believes that Teva’s advertising and marketing practices related to its generic version of HETLIOZ® promote its product for uses beyond the limited labeling that Teva sought, and the FDA approved. The Company seeks to, among other things, enjoin Teva from engaging in false and misleading advertising and recover monetary damages. In December 2023, the case was transferred to the Delaware District Court following Teva’s motion to transfer and dismiss the case earlier that year. In February 2025, the Delaware District Court denied Teva’s motion to dismiss, allowing the Company’s lawsuit to proceed. In March 2025, Teva filed its answer and asserted counterclaims against the Company for alleged violations of the Lanham Act, antitrust and state trade laws. In the same month, the Delaware District Court declined to consolidate this action with the Company’s cases alleging infringement of the ‘129 Patent and the ‘556 Patent (as defined below). In January 2026, the parties filed a stipulation to dismiss the case.
In January 2023, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) against the FDA challenging the FDA’s approval of Teva’s Abbreviated New Drug Application (ANDA) for its generic version of HETLIOZ® capsules under the Administrative Procedure Act (APA), the Food, Drug, and Cosmetic Act (FDCA), and FDA regulations. Under the FDCA, every ANDA must contain information to show that the labeling proposed for the generic drug is the same as the labeling approved for the listed drug. The labeling and packaging for HETLIOZ® includes Braille, but Teva’s generic version does not. On this basis, the Company believes that Teva’s approved labeling does not comply with applicable requirements. The Company has asked the DC District Court to, among other things, vacate the FDA’s approval of Teva’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order Teva to recall its generic HETLIOZ® product. In February 2023, Teva intervened in the lawsuit as a defendant. In September 2023, the Company amended its lawsuit to request that the DC District Court set aside the FDA’s July 2023 denial of the Company’s citizen petition, originally filed with the FDA in January 2023. In April 2024, the Company filed a motion for summary judgment. In February 2025, the DC District Court denied the Company’s motion and granted the FDA and Teva’s cross motions for summary judgment. In February 2025, the Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit (DC Circuit). In October 2025, the DC Circuit granted the FDA’s motion for a stay of the briefing schedule that it filed in October 2025 due to the government shutdown, and the stay was lifted in November 2025. The Company’s appeal remains pending, and oral argument is scheduled for March 12, 2026.
In September 2023, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s approval of an ANDA filed by MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) for its generic version of HETLIOZ® capsules under the APA, the FDCA, FDA regulations and the Appointments Clause of the U.S. Constitution. The Company believes that MSN’s underlying approval data, particularly its bioequivalence studies, are faulty. On this basis, the Company asked the DC District Court to, among other things, vacate the FDA’s approval of MSN’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious, is unconstitutional under the Appointments Clause, and compel the FDA to order MSN to recall its generic HETLIOZ® product. In December 2023, the Company filed a motion for summary judgment. In January 2024, the FDA opposed the Company’s motion and moved to waive the administrative record, following which the court held an oral argument on the cross-motions. The DC District Court issued an order compelling the FDA to serve the administrative record and set deadlines for further proceedings. In April 2024, the Company filed a motion for summary judgment. In July 2024, the DC District Court held an oral argument on the motion to dismiss that the FDA filed in January 2024, which the Company opposed in February 2024. In September 2024, the DC District Court granted in part the FDA’s motion to dismiss as to the Company’s APA claims and denied the FDA’s motion to dismiss as to the Company’s claims under the Appointments Clause. In August 2025, the Company filed a motion for summary judgment based on its Appointments Clause claims, to which the FDA filed an opposition and cross-motion for summary judgment in September 2025. In January 2026, the DC District Court denied the cross-motions for summary judgment without prejudice and stayed the case pending resolution of an agency appeal. The Company’s lawsuit remains pending.

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
HETLIOZ LQ®. In July 2024, the Company filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. In June 2025, the Company filed an amended complaint against MSN, further alleging that U.S. Patent Nos. 10,071,977, 11,566,011 and 11,918,556 (all asserted HETLIOZ LQ® patents together, the Asserted Patents) will also be infringed by MSN’s generic version of HETLIOZ LQ®. The Company has asked the Delaware District Court to, among other things, enter judgment that MSN has infringed at least one claim of each of the Asserted Patents by submitting or causing to be submitted its ANDA to obtain FDA approval for the commercial manufacture, use, import, offer for sale and/or sale in the U.S. of its generic version of HETLIOZ LQ® before the expiration of each of the Asserted Patents, enter judgment that the use of MSN’s generic version of HETLIOZ LQ® in the U.S. before the expiration of each of the Asserted Patents will directly infringe at least one claim of each of the Asserted Patents, order that the effective date of any approval by the FDA of MSN’s generic version of HETLIOZ LQ® be a date that is no earlier than the expiration of the last expiring Asserted Patent(s), or such later date as the Court may determine, enjoin MSN from the commercial manufacture, use, import, offer for sale and/or sale of its generic version of HETLIOZ LQ® until the expiration of each of the Asserted Patents or such later date as the Court may determine, and award monetary damages, to the extent applicable. The Company’s lawsuit remains pending, and a trial is scheduled to begin on September 14, 2026.
Other Matters. From April 2022 to July 2024, the Company filed eighteen lawsuits in the DC District Court against the FDA to compel the FDA to produce records under the Freedom of Information Act (FOIA) regarding, among other matters: the FDA’s denial of the Company’s supplemental New Drug Application (sNDA) for HETLIOZ® in the treatment of jet lag disorder; cases in which the FDA waived its putative requirement of a 9-month non-rodent toxicity study before drugs can be tested on human patients for extended durations; communications external to and within the FDA relating to NEREUSTM, HETLIOZ® and Fanapt®; a warning letter that the FDA sent to the Company concerning its webpages for HETLIOZ® and Fanapt®; the FDA’s removal of a clinical trials design presentation from its website; discipline reviews relating to the FDA’s evaluations of the Company’s sNDA for HETLIOZ® and a third-party sNDA for jet lag; internal standard operating procedures or guidance relating to the FDA’s processing of incoming FOIA requests; and bioequivalence and other study reports submitted relating to the FDA’s consideration of tasimelteon ANDAs. Nine of these lawsuits have since been resolved in the Company’s favor and the other nine remain outstanding. The FDA has failed to respond and provide the requested documents within the statutory timeframe with respect to each of these nine outstanding cases. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates FOIA.
In May 2022, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s denial of Fast Track designation for NEREUSTM. In October 2021, the Company submitted to the FDA a request for Fast Track designation for NEREUSTM under the Food and Drug Administration Modernization Act of 1997 (FDAMA). The FDAMA provides for expedited development and review of drugs that receive Fast Track designation from the FDA. Under the FDAMA, the FDA must designate a drug as a Fast Track product if it both (1) is intended to treat a serious or life-threatening disease or condition and (2) demonstrates the potential to address unmet medical needs for such disease or condition. Although

Fast Track designation is non-discretionary when the criteria are satisfied, the FDA denied the Company’s request for Fast Track designation. The Company does not believe that the FDA based its decision on the relevant criteria. Therefore, among other reasons, the Company maintains that the FDA’s denial is unlawful. The Company has asked the DC District Court to, among other things, set aside and vacate the FDA’s denial. An oral argument was held in January 2023. In August 2023, the DC District Court ruled against the Company. In September 2023, the Company appealed the ruling to the U.S. Court of Appeals for the District of Columbia Circuit and in September 2024, the Court of Appeals held an oral argument. In December 2024, the Court of Appeals affirmed the DC District Court’s ruling. In May 2025, the Company filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Court of Appeals’ decision, to which the FDA filed an opposition in October 2025. In November 2025, the U.S. Supreme Court denied the Company’s petition for certiorari.
In September 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with two separate non-discretionary obligations under the FDCA and its implementing regulations: an obligation to publish a notice of an opportunity for a hearing on the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder in the Federal Register within 180 days of the filing of the sNDA, and a separate obligation to publish the same notice within 60 days of the request for a hearing. The FDA published the notice of an opportunity for a hearing on October 11, 2022. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted in part the Company’s motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve the Company’s application or commence a hearing on or before March 5, 2024. In March 2024, the Company and the FDA filed a consent motion for entry of final judgment in the Company’s favor on its APA claim for the FDA’s unreasonable delay in resolving the hearing request, following which the FDA refused to hold a hearing or approve the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder. The Company subsequently filed a petition for review in the DC Circuit. Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. In January 2025, the DC Circuit held an oral argument. In August 2025, the DC Circuit issued a decision in favor of the Company against the FDA, setting aside the FDA’s refusal to hold a hearing on the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder and remanding the case back to the FDA. In October 2025, the Company announced that it had entered into a collaborative framework with the FDA for the resolution of certain of its disputes regarding HETLIOZ® and NEREUSTM (the FDA Agreement), pursuant to which, the FDA agreed to conduct an expedited re-review of the sNDA and the Company sought a temporary abeyance in these proceedings. In January 2026, the FDA notified the Company that, following its re-review of the sNDA, it has determined that the sNDA cannot be approved in its current form. In January 2026, the Company requested that the FDA Commissioner resume hearing proceedings.
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
In February 2024, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations, and to challenge the FDA’s complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia characterized by difficulties with sleep initiation within 180 days of the filing of the sNDA or give the Company a notice of an opportunity for a hearing. The Company submitted the sNDA on May 4, 2023. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations unlawful. In June 2024, the Company filed a motion for summary judgment and the FDA published a notice of opportunity for a hearing. In July 2024, the FDA opposed the Company’s motion for summary judgment. In September 2024, the DC District Court held an oral argument on the dispositive cross motions. In March and April 2025, the parties provided supplemental briefing. In May 2025, the DC District Court held a further hearing on the supplemental briefings. In September 2025, the Company filed a motion to stay proceedings in the case until January 2026 pursuant to the FDA Agreement. In January 2026, the Company and the FDA asked the DC District Court to lift the abeyance. The Company’s lawsuit remains pending.
In August 2024, the Company filed a lawsuit against the FDA in the DC District Court challenging FDA decisionmakers’ authority under the Appointments Clause of the U.S. Constitution to render a decision on the Company’s new drug application for NEREUSTM to treat symptoms of gastroparesis. In September 2024, the Company filed a motion for a preliminary injunction to enjoin the FDA from subjecting the Company’s NDA for NEREUSTM for the treatment of symptoms of gastroparesis to a final decision prior to the PDUFA target date of September 18, 2024. In September 2024, the DC District Court denied the motion. The Company filed a motion for summary judgment in December 2024, and in January 2025, the FDA opposed the motion and cross-moved to dismiss and for summary judgment. In February 2025, the Company filed its reply and opposition, to which the FDA replied in March 2025. The Company’s lawsuit remains pending.
In January 2025, the Company and a co-plaintiff filed a lawsuit against the FDA in the U.S. District Court for the Middle District of Florida (Florida District Court) challenging the FDA’s partial clinical hold preventing the Company from studying the effects of NEREUSTM for the prevention of motion sickness for more than 90 total doses per patient over a period of two years. The FDA based its partial clinical hold on the Company’s refusal to perform a repeat-dose toxicity study in a non-rodent species of at least a 6-month duration. However, under the FDA Modernization Act 2.0, nonclinical studies may include non-animal alternatives. The Company believes that the FDA’s basis for the partial clinical hold is contrary to law and in excess of the FDA’s statutory authority. The Company and co-plaintiff have asked the Florida District Court to, among other things, set aside the FDA’s partial clinical hold and declare the FDA’s partial clinical hold as unlawful. In March 2025, the FDA moved to dismiss the lawsuit and subsequently moved to stay summary judgment briefing in April 2025. The Company subsequently opposed the FDA’s motion to stay, following which the Florida District Court granted the FDA’s motion. In October 2025, the Company dismissed the case pursuant to the FDA Agreement.
In February 2025, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations and to challenge the FDA’s reliance on PDUFA deadlines and its complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s NDA for NEREUSTM to prevent vomiting induced by motion within 180 days of the filing of the NDA or give the Company a notice of an opportunity for a hearing. The Company submitted the NDA on December 30, 2024. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations and adherence to PDUFA deadlines unlawful. Separately, under the FDCA, the FDA has an obligation to commence a hearing on the Company’s NDA for NEREUSTM in gastroparesis within 120 days of a timely accepted notice of opportunity for a hearing, which the FDA issued on January 7, 2025. In April 2025, the Company filed a motion for summary judgment regarding its motion sickness NDA and requested to file summary judgment regarding its gastroparesis NDA. In May 2025, the DC District Court held a hearing on the motion regarding the motion sickness NDA, and the FDA approved the motion sickness NDA in December 2025. The Center for Drug Evaluation and Research issued a proposed order denying a hearing on the gastroparesis NDA in July 2025. In September 2025, the Company filed a motion to stay proceedings in the DC District Court regarding the gastroparesis NDA until January 2026 pursuant to the FDA Agreement. In January 2026, the Company and the FDA asked the DC District Court to lift the abeyance. The Company’s lawsuit remains pending.
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

Exhibit Number	Description
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

10.23†
Vanda Pharmaceuticals Inc. Amended and Restated 2016 Equity Incentive Plan, as amended effective as of June 5, 2025 (filed as Exhibit 10.1 to the registrant’s registration statement on Form S-8 (File No. 333-287808) on June 5, 2025 and incorporated herein by reference).

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

10.40†
Form of Restricted Stock Unit Award Agreement for Senior Management under the Amended and Restated 2016 Equity Incentive Plan (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on May 8, 2025 and incorporated herein by reference).

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

10.48
Seventh Amendment to Lease Agreement, dated June 24, 2025, by and between Square 54 Office Owner LLC and the registrant (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (File No. 001-34186) on July 31, 2025 and incorporated herein by reference).

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

101*
The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Indicates management contract or compensatory plan or arrangement.

‡	Portions of this exhibit have been omitted under rules of the Securities and Exchange Commission permitting the confidential treatment of select information.

*	Filed herewith.

**	Furnished herewith.