Form 10-Q
period 2026-03-31
Vanda Pharmaceuticals Inc.
filed 2026-05-07
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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

As of April 30, 2026, there were 60,135,562 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2026

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
•our ability to commercialize BYSANTITM (milsaperidone) for bipolar I disorder and schizophrenia;
•our ability to obtain approval from the U.S. Food and Drug Administration (FDA) for BYSANTITM for major depressive disorder (MDD);
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
•our level of success in commercializing our products in new markets;
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
We encourage you to read Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our unaudited condensed consolidated financial statements contained in this Quarterly Report. In addition to the risks described in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2025 and in Part II, Item 1A, Risk Factors, of any Quarterly Report filed subsequent to our Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$54,034	$84,851
Marketable securities	148,276	178,996
Accounts receivable, net	56,879	54,578
Inventory	1,699	1,852
Prepaid expenses and other current assets	32,281	26,985
Total current assets	293,169	347,262
Property and equipment, net	2,245	2,248
Operating lease right-of-use assets	4,536	3,923
Finance lease right-of-use assets	7,284	7,343
Intangible assets, net	115,102	117,089
Non-current inventory and other	11,189	11,083
Total assets	$433,525	$488,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,620	$68,297
Product revenue allowances	74,962	76,865
Total current liabilities	135,582	145,162
Operating lease non-current liabilities	3,266	2,991
Finance lease non-current liabilities	3,785	4,076
Other non-current liabilities	10,127	9,533
Total liabilities	152,760	161,762
Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 60,135,062 and 59,101,630 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	60	59
Additional paid-in capital	723,826	721,264
Accumulated other comprehensive income	212	629
Accumulated deficit	(443,333)	(394,766)
Total stockholders’ equity	280,765	327,186
Total liabilities and stockholders’ equity	$433,525	$488,948
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2026	March 31, 2025
Revenues:
Net product sales	$51,718	$50,041
Total revenues	51,718	50,041
Operating expenses:
Cost of goods sold excluding amortization	3,159	3,521
Research and development	28,435	35,712
Selling, general and administrative	68,361	50,084
Intangible asset amortization	1,987	1,752
Total operating expenses	101,942	91,069
Loss from operations	(50,224)	(41,028)
Other income, net	1,800	3,660
Loss before income taxes	(48,424)	(37,368)
Provision (benefit) for income taxes	143	(7,874)
Net loss	$(48,567)	$(29,494)
Net loss per share:
Basic	$(0.82)	$(0.50)
Diluted	$(0.82)	$(0.50)
Weighted average shares outstanding:
Basic	59,459,982	58,527,775
Diluted	59,459,982	58,527,775
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net loss	$(48,567)	$(29,494)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(16)	25
Change in net unrealized gain (loss) on marketable securities	(401)	375
Tax provision on other comprehensive income (loss)	—	(91)
Other comprehensive income (loss), net of tax	(417)	309
Comprehensive loss	$(48,984)	$(29,185)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2025	59,101,630	$59	$721,264	$629	$(394,766)	$327,186
Issuance of common stock from the exercise of stock options and settlement of equity awards	1,033,432	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,563	—	—	2,563
Net loss	—	—	—	—	(48,567)	(48,567)
Other comprehensive loss, net of tax	—	—	—	(417)	—	(417)
Balances at March 31, 2026	60,135,062	$60	$723,826	$212	$(443,333)	$280,765

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2024	58,310,644	$58	$712,706	$74	$(174,292)	$538,546
Issuance of common stock from the exercise of stock options and settlement of equity awards, net of shares withheld for taxes	623,338	1	(916)	—	—	(915)
Stock-based compensation expense	—	—	2,971	—	—	2,971
Net loss	—	—	—	—	(29,494)	(29,494)
Other comprehensive income, net of tax	—	—	—	309	—	309
Balances at March 31, 2025	58,933,982	$59	$714,761	$383	$(203,786)	$511,417
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net loss	$(48,567)	$(29,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	273	231
Stock-based compensation	2,563	2,971
Amortization of premiums and accretion of discounts on marketable securities	(136)	(749)
Intangible asset amortization	1,987	1,752
Right-of-use asset amortization	1,267	845
Deferred income taxes	—	(7,797)
Other non-cash adjustments, net	280	1,008
Changes in operating assets and liabilities:
Accounts receivable	(2,333)	2,534
Prepaid expenses and other assets	(5,768)	(5,390)
Inventory	294	(1,850)
Accounts payable and other liabilities	1,480	5,636
Product revenue allowances	(1,558)	(2,844)
Net cash used in operating activities	(50,218)	(33,147)
Cash flows from investing activities
Acquisition of intangible asset	(10,000)	—
Purchases of property and equipment	(221)	(436)
Purchases of marketable securities	—	(43,329)
Sales and maturities of marketable securities	30,455	87,667
Net cash provided by investing activities	20,234	43,902
Cash flows from financing activities
Principal payments on finance leases	(776)	(409)
Tax obligations paid in connection with settlement of restricted stock units	—	(915)
Net cash used in financing activities	(776)	(1,324)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	49
Net change in cash, cash equivalents and restricted cash	(30,817)	9,480
Cash, cash equivalents and restricted cash
Beginning of period	85,320	102,785
End of period	$54,503	$112,265
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
The Company’s commercial portfolio is currently comprised of five products: Fanapt® and BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS), PONVORY® for the treatment of relapsing forms of multiple sclerosis (RMS) including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease and NEREUSTM for the prevention of vomiting induced by motion (collectively, the Company’s commercial products). In addition, the Company has a number of drugs and/or additional indications for current products in development, including:
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia and hypertension;
•BYSANTITM (milsaperidone) for major depressive disorder (MDD);
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, pediatric insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•PONVORY® (ponesimod) for the treatment of ulcerative colitis and psoriasis;
•Imsidolimab, an IL-36R antagonist, for the treatment of generalized pustular psoriasis (GPP);
•NEREUSTM (tradipitant) for the prevention of vomiting induced by GLP-1 receptor agonists and the treatment of gastroparesis;
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
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of hematologic malignancies and onychomycosis and with potential use as a treatment for several oncology indications; and
•Antisense oligonucleotide (ASO) molecules, including VGA-157A for Parkinson’s disease, VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene and VGT-1849A for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy.
Based on the Company’s current operating plans, which include continued investment in support of its commercial products, including the ongoing commercial launch of NEREUSTM for the prevention of vomiting induced by motion, which became commercially available in the U.S. on May 1, 2026, and the upcoming commercial launch of BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia, continued clinical development of its commercial and other products, pursuit of regulatory approval of imsidolimab, pursuit of further regulatory approvals for its currently approved products and payments due upon achievement of milestones under its license agreements, the Company believes that its cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months as of the date the financial statements were issued. The Company’s activities will necessitate significant working capital through 2026 and beyond, and future cash requirements and the adequacy of its available funds will depend on many factors, primarily including the Company’s ability to generate revenue, the scope and costs of its commercial, manufacturing and process development activities, including the commercial launches of NEREUSTM and BYSANTITM, a regulatory approval of imsidolimab, the magnitude of its discovery, preclinical and clinical development programs and potential costs to acquire or license the rights to additional products. The Company may need or desire to obtain additional capital to finance its operations through debt, equity or alternative financing arrangements. The Company may also seek capital through collaborations or partnerships with other companies. If the Company is unable to obtain additional financing, it may be required to reduce the scope of its future activities.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2025. The financial information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025:

(in thousands)	March 31, 2026	March 31, 2025
Cash and cash equivalents	$54,034	$111,796
Restricted cash included in:
Prepaid expenses and other current assets	103	—
Non-current inventory and other	366	469
Total cash, cash equivalents and restricted cash	$54,503	$112,265
Revenue from Net Product Sales
Net sales by product for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Fanapt® net product sales	$29,560	$23,545
HETLIOZ® net product sales	15,947	20,872
PONVORY® net product sales	6,211	5,624
Total net product sales	$51,718	$50,041

Since the entrance of generic competition in the first quarter of 2023, HETLIOZ® dispenses have decreased. Additionally, inventory levels at the Company’s specialty pharmacy customers have been elevated relative to inventory levels prior to the entrance of generic competition. HETLIOZ® net product sales have been and may continue to fluctuate from quarter to quarter depending on when specialty pharmacy customers purchase again. HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S.
The Company recognized a decrease to net product sales of $1.5 million during the three months ended March 31, 2026 and an increase to net product sales of $3.8 million during the three months ended March 31, 2025 for changes in estimates on variable consideration for performance obligations satisfied in previous periods across the Company’s commercial products. The elevated levels of HETLIOZ® inventory have resulted in longer periods to resolve uncertainties related to variable consideration. Furthermore, an amount of variable consideration related to Fanapt® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2025. An amount of variable consideration related to PONVORY® net product sales is also subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024.
Major Customers
Fanapt® is available in the United States (U.S.) for distribution through a limited number of wholesalers and is available in retail pharmacies. HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through a limited number of specialty distributors and specialty pharmacies. The Company invoices and records revenue when its customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., the Company has a distribution agreement for the commercialization of Fanapt® in Israel and sells HETLIOZ® in Germany. There were four major customers that each accounted for more than 10% of total revenues and, as a group, represented 75% of total revenues for the three months ended March 31, 2026. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 82% of total accounts receivable at March 31, 2026. Receivables are carried at transaction price paid by the wholesalers, specialty pharmacies and specialty distributors, net of estimated prompt pay discounts and allowance for credit losses. Payment terms differ by customer but are based on customary commercial terms and typically range between thirty and sixty days. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
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
3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2026, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$127,782	$201	$(26)	$127,957
Corporate debt	20,321	12	(14)	20,319
Total marketable securities	$148,103	$213	$(40)	$148,276
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

4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of March 31, 2026 and December 31, 2025 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of March 31, 2026, as follows:

		Fair Value Measurement as of March 31, 2026 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$127,957	$127,957	$—	$—
Corporate debt	20,319	—	20,319	—
Total assets measured at fair value	$148,276	$127,957	$20,319	$—
The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2025, as follows:

		Fair Value Measurement as of December 31, 2025 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$153,735	$153,735	$—	$—
Corporate debt	25,261	—	25,261	—
Total assets measured at fair value	$178,996	$153,735	$25,261	$—
Total assets measured at fair value as of March 31, 2026 and December 31, 2025 include no cash equivalents.
The Company also has financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, milestone obligations under licensing agreements and product revenue allowances, the carrying values of which materially approximate their fair values.

5. Inventory
Inventory consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Current assets
Finished goods	1,699	1,852
Total inventory, current	$1,699	$1,852
Non-Current assets
Raw materials	$934	$934
Work-in-process	5,991	5,996
Finished goods	1,885	2,238
Total inventory, non-current	8,810	9,168
Total inventory	$10,509	$11,020
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life, taking into account all possible alternative uses for the inventory available in the ordinary course of business. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage and generic competition. The Company’s inventory balance consisted of $7.5 million of HETLIOZ® product and $3.0 million of other products as of March 31, 2026. The Company’s inventory balance consisted of $7.8 million of HETLIOZ® product and $3.2 million of other products as of December 31, 2025.
6. Intangible Assets
HETLIOZ®. In January 2014, the United States Food and Drug Administration (FDA) approved the New Drug Application (NDA) for HETLIOZ®. As a result of this approval, the Company met a milestone under its license agreement with Bristol-Myers Squibb (BMS) that required the Company to make a license payment of $8.0 million to BMS. In April 2018, the Company met its final milestone under its license agreement with BMS when cumulative worldwide sales of HETLIOZ® reached $250.0 million. As a result of the achievement of this milestone, the Company made a payment to BMS of $25.0 million in 2018. These milestone payments were determined to be additional consideration for the acquisition of HETLIOZ® and capitalized as an intangible asset and are being amortized on a straight-line basis over the estimated economic useful life of the related product patents.
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
NEREUSTM. In December 2025, the FDA approved the NDA for NEREUSTM. As a result of this approval, the Company met a milestone under its license agreement with Eli Lilly and Company (Lilly) that required the Company to make a license payment of $10.0 million to Lilly, which was accrued in the Company’s Consolidated Balance Sheets as of December 31, 2025 and represented a non-cash investing activity for the year ended December 31, 2025, and was paid in the first quarter of 2026. This milestone obligation was determined to be additional consideration for the acquisition of NEREUSTM and capitalized as an intangible asset and is being amortized on a straight-line basis over the estimated economic useful life of the related product patents.

The following is a summary of the Company’s amortizing intangible assets as of March 31, 2026:

		March 31, 2026
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$19,229	$13,771
PONVORY®	2042	104,894	13,328	91,566
NEREUSTM	2036	10,000	235	9,765
Total amortizing intangible assets		$147,894	$32,792	$115,102
The following is a summary of the Company’s amortizing intangible assets as of December 31, 2025:

		December 31, 2025
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$18,863	$14,137
PONVORY®	2042	104,894	11,942	92,952
NEREUSTM	2036	10,000	—	10,000
Total amortizing intangible assets		$147,894	$30,805	$117,089
As of March 31, 2026 and December 31, 2025, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $2.0 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.
The following is a summary of the future intangible asset amortization schedule as of March 31, 2026:

(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
HETLIOZ®	$13,771	$1,097	$1,463	$1,463	$1,463	$1,463	$6,822
PONVORY®	91,566	4,158	5,544	5,544	5,544	5,544	65,232
NEREUSTM	9,765	706	941	941	941	941	5,295
Total amortization expense	$115,102	$5,961	$7,948	$7,948	$7,948	$7,948	$77,349
7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Professional fees	$21,931	$16,506
Research and development expenses	19,670	18,917
Compensation and employee benefits	6,683	10,322
Finance lease liabilities	3,667	3,403
Operating lease liabilities	2,355	2,152
Royalties payable	1,842	2,057
Milestone obligations under license agreements	—	10,000
Accounts payable and other accrued liabilities	4,472	4,940
Total accounts payable and accrued liabilities	$60,620	$68,297
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of March 31, 2026, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in each territory where the Company commercializes HETLIOZ® for a period of 10 years following the first commercial sale in the territory. The royalty is 5% on net sales in territories outside the U.S. The Company’s obligation to pay royalties in the U.S. ended in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use its commercially reasonable efforts to develop and commercialize HETLIOZ®.
NEREUSTM. In April 2012, the Company entered into a license agreement with Lilly pursuant to which the Company acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize NEREUSTM for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered royalties on net sales at percentage rates up to the low double digits. As of March 31, 2026, the Company has paid Lilly $15.0 million in upfront fees and development milestones, including a $10.0 million milestone paid to Lilly during the first quarter of 2026 for the FDA’s approval of the Company’s NDA for the prevention of vomiting induced by motion in the fourth quarter of 2025, which was accrued as a current liability on the Consolidated Balance Sheets as of December 31, 2025. As of March 31, 2026, remaining milestone obligations include a $5.0 million milestone for the first approval of an application for marketing authorization for NEREUSTM in the E.U. and up to $80.0 million for sales milestones. The Company is obligated to use its commercially reasonable efforts to develop and commercialize NEREUSTM.
Imsidolimab. In January 2025, the Company entered into an exclusive global license agreement with AnaptysBio, Inc. (Anaptys) under which it acquired the worldwide rights to develop, manufacture and commercialize imsidolimab. Under the terms of the agreement, which was accounted for as an asset acquisition, the Company made an upfront payment of $10.0 million to Anaptys and an additional $5.0 million payment for drug supply, $14.4 million of which was included in research and development expense on the Consolidated Statements of Operations for the year ended December 31, 2025. Anaptys is eligible to receive future payments based upon achievement of specified regulatory approval and commercialization milestones as well as a 10% royalty on global net sales. As of March 31, 2026, remaining milestone obligations include up to $35.0 million for future regulatory approval and sales milestones, including $5.0 million each for the first approval of an application for marketing authorization for imsidolimab in the U.S. and E.U. and $25.0 million for a sales milestone. The Company is obligated to use its commercially reasonable efforts to develop and commercialize imsidolimab.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which the Company acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of March 31, 2026, the Company has paid UCSF $1.8 million in upfront fees and development milestones. As of March 31, 2026, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
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
Clinical Trial Agreement. In December 2024, the Company entered into an agreement with a third party to jointly design and complete a pediatric study for PONVORY® required by the FDA and the European Medicines Agency. Pursuant to the agreement, the Company will bear the primary responsibility for completing the clinical trial, and the third party will bear primary responsibility for manufacturing the clinical study product. All costs associated with the pediatric study will be shared equally by the Company and the third party. As the Company and the third party are both active participants in the research activities and both parties are exposed to significant risks and rewards, the agreement is being accounted for under Accounting Standards Codification (ASC) 808. Furthermore, no parts of the agreement are within the scope of ASC 606, because the Company determined that performing research and development activities on behalf of other parties is not part of the ordinary activities of its business. Therefore, reimbursements from the third party for research and development costs are recorded as reductions to research and development expense as incurred. Expenses recognized by the Company related to activities under the collaborative arrangement, which commenced during the first quarter of 2025, were $0.7 million for the three months ended March 31, 2026, which were reduced by amounts reimbursable from the third party of $0.3 million. Expenses recognized by the Company related to activities under the collaborative arrangement were not material for the three months ended March 31, 2025.
Lease Agreements. In May 2026, the Company entered into an amendment to the lease for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. The amendment extends the term of the lease from July 2028 to July 2038 for additional fixed payments, net of contractual rent abatements, totaling $26.9 million, among other terms.
In August 2024, the Company entered into a master lease agreement for vehicles to be utilized by the Company’s sales force. The individual car leases commence upon delivery of the vehicles. Delivery of these vehicles began in the fourth quarter of 2024, and they were determined to be finance leases upon lease commencement. The contractual period of each lease is three years. The Company continued to lease additional cars under the master lease agreement during 2025 and 2026. The Company capitalized $0.7 million for car leases that commenced during the three months ended March 31, 2026, all of which were determined to be finance leases. Total fixed payments for the vehicle leases that had not yet commenced as of March 31, 2026 are estimated to be $0.6 million, payable over initial terms of three years, and subject to change upon finalization of each vehicle lease contract.
For further information regarding the Company’s lease agreements, see Note 8, Leases, to the consolidated financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2025.
Purchase Commitments
In the normal course of its business, the Company regularly enters into agreements with third-party vendors under fee service arrangements, which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. The Company’s unrecognized non-cancellable purchase commitments for agreements with a remaining non-cancellable term longer than one year from March

31, 2026 primarily relate to commitments for marketing activities and data services, of which $7.7 million, $12.0 million, $7.2 million and $2.6 million are expected to be paid in 2026, 2027, 2028 and 2029, respectively. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase commitments, are cancellable in nature or contain variable commitment terms within the agreement that are within the Company’s control.
9. Accumulated Other Comprehensive Income
The accumulated balances related to each component of other comprehensive income, net of taxes, were as follows as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Foreign currency translation	$52	$68
Unrealized gain on marketable securities	160	561
Accumulated other comprehensive income	$212	$629
10. Stock-Based Compensation
As of March 31, 2026, there were 8,836,571 shares subject to outstanding options, restricted stock units (RSUs) and performance restricted stock units (PSUs) under the Amended and Restated 2016 Equity Incentive Plan (2016 Plan). No awards remain in effect under the 2006 Equity Incentive Plan (2006 Plan, and together with the 2016 Plan, Plans), which expired by its terms in April 2016. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes, including, but not limited to, an amendment to eliminate its term. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 18,190,000 shares of common stock authorized for issuance under the 2016 Plan, 3,230,604 shares of which remained available for future grant as of March 31, 2026.
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
As of March 31, 2026, $0.6 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 0.5 years. No option awards are classified as a liability as of March 31, 2026.
A summary of option activity under the Plans for the three months ended March 31, 2026 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	4,490,324	$12.75	4.74	$2,698
Expired	(282,330)	7.94
Outstanding at March 31, 2026	4,207,994	13.07	4.80	382
Exercisable at March 31, 2026	4,029,314	13.34	4.71	376
Vested and expected to vest at March 31, 2026	4,205,776	13.07	4.80	382
There were no options granted during the three months ended March 31, 2026 and 2025. There were no options exercised for the three months ended March 31, 2026 and 2025.

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
As of March 31, 2026, $20.3 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 2.1 years. No RSUs are classified as a liability as of March 31, 2026.
A summary of RSU activity for the 2016 Plan for the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	3,476,509	$4.99
Granted	1,785,000	6.05
Forfeited	(4,500)	5.32
Vested	(1,033,432)	5.83
Unvested at March 31, 2026	4,223,577	5.23
The total fair value of the 1,033,432 RSUs that vested during the three months ended March 31, 2026 was $6.0 million.
Performance Restricted Stock Units
In the first quarter of 2026, the compensation committee of the board of directors granted PSUs under the 2016 Plan to the Company’s executive officers. The PSUs entitle each employee to earn a number of shares of the Company’s common stock ranging from 0% to 150% of the target number of PSUs granted, based on the Company’s Total Shareholder Return (TSR) relative to the TSR of the companies comprising the Nasdaq Biotechnology Index (Relative TSR), over the three-year performance period beginning on December 31, 2025 and ending on December 31, 2028 (the Performance Period), subject to the executive’s continued employment through the compensation committee of the board of director’s certification of performance following the end of the Performance Period. Following the end of the Performance Period, the compensation committee of the board of directors will determine the extent to which the applicable performance goals have been achieved and will determine the number of PSUs, if any, that have been earned, and any such earned PSUs will vest on March 1, 2029. The PSUs provide for accelerated vesting in certain scenarios including in the event that the executive is subject to an involuntary termination within 24 months after a change in control.
As of March 31, 2026, $3.2 million of unrecognized compensation costs related to unvested PSUs are expected to be recognized over a weighted average period of 2.9 years. No PSUs are classified as a liability as of March 31, 2026.
A summary of PSU activity for the 2016 Plan for the three months ended March 31, 2026, based on award at target, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	—	$—
Granted	405,000	8.03
Unvested at March 31, 2026	405,000	8.03
No PSUs vested during the three months ended March 31, 2026.

Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three months ended March 31, 2026 and 2025 was comprised of the following:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Research and development	$601	$765
Selling, general and administrative	1,962	2,206
Total stock-based compensation expense	$2,563	$2,971
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. There were no options granted during the three months ended March 31, 2026 and 2025.
The fair value of each PSU is estimated on the date of grant using a Monte Carlo model because the performance target is based on a market condition. Expense related to these PSUs is recognized ratably over the three-year measurement period. The expected volatility rate is based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected term is determined based on the remaining performance period of the award. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Monte Carlo model for PSUs granted during the three months ended March 31, 2026 were as follows:

Three Months Ended
March 31, 2026
Expected dividend yield	—%
Expected volatility of the Company	61%
Remaining performance period (years)	2.87
Risk-free rate	3.44%
11. Income Taxes
The Company assesses the need for a valuation allowance against its deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After considering all available positive and negative evidence, including but not limited to historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company has concluded that it is not more likely than not that substantially all of its deferred tax assets are realizable in future periods and maintained a valuation allowance against all net deferred tax assets as of March 31, 2026 and December 31, 2025. The valuation allowance was recorded in the fourth quarter of 2025, resulting in a non-cash income tax expense of $113.7 million for the year ended December 31, 2025.
As a result of the valuation allowance against the Company’s deferred tax assets, the Company recognized an income tax provision of $0.1 million for the three months ended March 31, 2026 related to discrete income tax expense. The income tax benefit of $7.9 million for the three months ended March 31, 2025 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.5 million.
12. Earnings per Share
Basic earnings per share (EPS) is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing the net loss by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and shares underlying RSUs and PSUs, but only to the extent that their inclusion is dilutive, as calculated using the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share of common stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands, except for share and per share amounts)	March 31, 2026	March 31, 2025
Numerator:
Net loss	$(48,567)	$(29,494)
Denominator:
Weighted average shares outstanding, basic and diluted	59,459,982	58,527,775
Net loss per share, basic and diluted	$(0.82)	$(0.50)
Antidilutive securities excluded from calculations of diluted net loss per share	6,423,183	6,507,815
The Company incurred a net loss for the three months ended March 31, 2026 and 2025 causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
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
The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Revenue	$51,718	$50,041
Less:
Cost of goods sold excluding amortization	3,159	3,521
Research and development	28,435	35,712
Selling, general and administrative	68,361	50,084
Intangible asset amortization	1,987	1,752
Other income, net	(1,800)	(3,660)
Provision (benefit) for income taxes	143	(7,874)
Net loss	$(48,567)	$(29,494)
14. Legal Matters
HETLIOZ®. In December 2022, the Company filed patent infringement lawsuits, including Hatch-Waxman Act claims, against each of Teva Pharmaceuticals USA, Inc. (Teva) and Apotex Inc. and Apotex Corp. (Apotex) in the U.S. District Court for the District of New Jersey (NJ District Court) asserting that U.S. Patent No. 11,285,129 (‘129 Patent), will be infringed by Teva’s and Apotex’ generic versions of HETLIOZ®, each of which was approved by the FDA. The Company asked the NJ District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine. In February 2023, the case was transferred to the U.S. District Court for the District of Delaware (Delaware District Court). In April 2023, Teva and Apotex moved for judgment on the pleadings. In June 2024, the Delaware District Court denied those motions, allowing the Company’s lawsuit to proceed. In March 2025, the Delaware District Court held a claim construction hearing, which resolved two claim term disputes in the Company’s favor and deferred ruling on a third dispute between the parties. In May 2025, the Delaware District Court consolidated this action with the Company’s action relating to the ‘556 Patent (as defined below). In March 2026, the Delaware District Court held a hearing on the Company’s and Teva’s and Apotex’s summary judgment and Daubert motion. The Company’s lawsuit remains pending, and a trial that was scheduled to begin on August 3, 2026 has been rescheduled to begin on October 29, 2026.
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
In January 2023, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) against the FDA challenging the FDA’s approval of Teva’s Abbreviated New Drug Application (ANDA) for its generic version of HETLIOZ® capsules under the Administrative Procedure Act (APA), the Food, Drug, and Cosmetic Act (FDCA), and FDA regulations. Under the FDCA, every ANDA must contain information to show that the labeling proposed for the generic drug is the same as the labeling approved for the listed drug. The labeling and packaging for HETLIOZ® includes Braille, but Teva’s generic version does not. On this basis, the Company believes that Teva’s approved labeling does not comply with applicable requirements. The Company has asked the DC District Court to, among other things, vacate the FDA’s approval of Teva’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order Teva to recall its generic HETLIOZ® product. In February 2023, Teva intervened in the lawsuit as a defendant. In September 2023, the Company amended its lawsuit to request that the DC District Court set aside the FDA’s July 2023 denial of the Company’s citizen petition, originally filed with the FDA in January 2023. In April 2024, the Company filed a motion for summary judgment. In February 2025, the DC District Court denied the Company’s motion and granted the FDA and Teva’s cross motions for summary judgment. In February 2025, the Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit (DC Circuit). In October 2025, the DC Circuit granted the FDA’s motion for a stay of the briefing schedule that it filed in October 2025 due to the government shutdown, and the stay was lifted in November 2025. An oral argument was held on March 12, 2026.
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
In December 2024, the Company filed a lawsuit in the Delaware District Court against each of Teva and Apotex asserting U.S. Patent No. 11,918,556 (‘556 Patent), a method of administration patent that was not litigated in the prior Delaware District Court cases, will be infringed by Teva’s and Apotex’s generic versions of HETLIOZ®, each of which was approved by the FDA. The Company has asked the Delaware District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine. In March 2025, Teva filed its answer and asserted counterclaims against the Company, including, among other things, for alleged violation of the antitrust laws and inequitable conduct, which the Company opposed in May 2025. The Delaware District Court declined to consolidate this action with the Company’s case alleging Lanham Act violations against Teva but consolidated this action with the Company’s action relating to the ‘129 Patent. In March 2026, the Delaware District Court held a hearing on the Company’s and Teva’s and Apotex’s summary judgment and Daubert motion. The Company’s lawsuit remains pending, and a trial that was scheduled to begin on August 3, 2026 has been rescheduled to begin on October 29, 2026.
HETLIOZ LQ®. In July 2024, the Company filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. In June 2025, the Company filed an amended complaint against MSN, further alleging that U.S. Patent Nos. 10,071,977, 11,566,011 and 11,918,556 (all asserted HETLIOZ LQ® patents together, the Asserted Patents) will also be infringed by MSN’s generic version of HETLIOZ LQ®. The Company has asked the Delaware District Court to, among other things, enter judgment that MSN has infringed at least one claim of each of the Asserted Patents by submitting or causing to be submitted its ANDA to obtain FDA approval for the commercial manufacture, use, import, offer for sale and/or sale in the U.S. of its generic version of HETLIOZ LQ® before the expiration of each of the Asserted Patents, enter judgment that the use of MSN’s generic version of HETLIOZ LQ® in the U.S. before the expiration of each of the Asserted Patents will directly infringe at least one claim of each of the Asserted Patents, order that the effective date of any approval by the FDA of MSN’s generic version of HETLIOZ LQ® be a date that is no earlier than the expiration of the last expiring Asserted Patent(s), or such later date as the Court may determine, enjoin MSN from the commercial manufacture, use, import, offer for sale and/or sale of its generic version of HETLIOZ LQ® until the expiration of each of the Asserted Patents or such later date as the Court may determine, and award monetary damages, to the extent applicable. The Company’s lawsuit remains pending, and a trial that was scheduled to begin on September 14, 2026 has been rescheduled to begin on June 1, 2027.
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
In September 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with two separate non-discretionary obligations under the FDCA and its implementing regulations: an obligation to publish a notice of an opportunity for a hearing on the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder in the Federal Register within 180 days of the filing of the sNDA, and a separate obligation to publish the same notice within 60 days of the request for a hearing. The FDA published the notice of an opportunity for a hearing on October 11, 2022. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted in part the Company’s motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve the Company’s application or commence a hearing on or before March 5, 2024. In March 2024, the Company and the FDA filed a consent motion for entry of final judgment in the Company’s favor on its APA claim for the FDA’s unreasonable delay in resolving the hearing request, following which the FDA refused to hold a hearing or approve the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder. The Company subsequently filed a petition for review in the DC Circuit. Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. In January 2025, the DC Circuit held an oral argument. In August 2025, the DC Circuit issued a decision in favor of the Company against the FDA, setting aside the FDA’s refusal to hold a hearing on the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder and remanding the case back to the FDA. In October 2025, the Company announced that it had entered into a collaborative framework with the FDA for the resolution of certain of its disputes regarding HETLIOZ® and NEREUSTM (the FDA Agreement), pursuant to which, the FDA agreed to conduct an expedited re-review of the sNDA and the Company sought a temporary abeyance in these proceedings. In January 2026, the FDA notified the Company that, following its re-review of the sNDA, it has determined that the sNDA cannot be approved in its current form. In January 2026, the Company requested that the FDA Commissioner resume hearing proceedings. In March 2026, the Office of the Commissioner granted the Company’s hearing request. The proceedings remain pending.
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
In March 2026, the Company filed a petition for review in the U.S. Court of Appeals for the DC Circuit seeking review of the FDA’s final order refusing to hold a hearing or to approve the Company’s NDA for NEREUSTM in gastroparesis. Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. The Company’s petition for review remains pending.

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
Our commercial portfolio is currently comprised of five products: Fanapt® and BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS), PONVORY® for the treatment of relapsing forms of multiple sclerosis (RMS) including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease and NEREUSTM for the prevention of vomiting induced by motion (collectively, our commercial products). In addition, we have a number of drugs and/or additional indications for current products in development, including:
•Fanapt® (iloperidone) long acting injectable (LAI) formulation for the treatment of schizophrenia and hypertension;
•BYSANTITM (milsaperidone) for major depressive disorder (MDD);
•HETLIOZ® (tasimelteon) for the treatment of jet lag disorder, insomnia, pediatric insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•PONVORY® (ponesimod) for the treatment of ulcerative colitis and psoriasis;
•Imsidolimab, an IL-36R antagonist, for the treatment of generalized pustular psoriasis (GPP);
•NEREUSTM (tradipitant) for the prevention of vomiting induced by GLP-1 receptor agonists and the treatment of gastroparesis;
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
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor for the treatment of hematologic malignancies and onychomycosis and with potential use as a treatment for several oncology indications; and
•Antisense oligonucleotide (ASO) molecules, including VGA-157A for Parkinson’s disease, VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene and VGT-1849A for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy.
Operational Highlights
Key Commercial Highlights
•Fanapt® saw continued strong momentum with total prescriptions (TRx) up 32% and new-to-brand prescriptions (NBRx) up 76% versus Q1 2025. In April 2026, weekly TRx for Fanapt® reached an 11-year high of over 2,600 prescriptions for the week ending April 24, 2026.
•NEREUSTM is now commercially available nationwide through nereus.us, our innovative direct-to-consumer platform. This pioneering, patient-centric model enables convenient ordering online with rapid, direct delivery, eliminating traditional pharmacy barriers and providing a seamless, modern access experience. As the first new prescription therapy approved for the prevention of vomiting induced by motion in adults in more than 40 years, NEREUSTM represents a breakthrough in both science and patient access.

Key Regulatory & Clinical Development Highlights
•BYSANTITM (milsaperidone) received U.S. Food and Drug Administration (FDA) approval for the treatment of bipolar I disorder and schizophrenia. BYSANTITM is protected by data exclusivity through February 20, 2031 and multiple patents, the latest of which expires on May 31, 2044.
•Our ongoing late-stage clinical studies are progressing rapidly and are expected to generate topline results in 2026 or early 2027, including:
◦The Phase III study of BYSANTITM as a once-daily adjunctive treatment for major depressive disorder (MDD), with results expected in Q1 2027.
◦The Thetis Phase III study of NEREUSTM for the prevention of vomiting in patients receiving GLP-1 receptor agonist therapies, with results expected in 2026.
◦The Phase III study of VQW-765 in the treatment of adults with social anxiety disorder, with results expected by the end of 2026.
•The FDA accepted the Biologics License Application (BLA) for imsidolimab in Generalized Pustular Psoriasis (GPP) with a Prescription Drug User Fee Act (PDUFA) target action date of December 12, 2026. The results of the pivotal clinical study were published in the April 28, 2026 issue of the New England Journal of Medicine (NEJM) Evidence.
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our level of success in commercializing our commercial products, on our ability, alone or with others, to complete the development of our products and to obtain the regulatory approvals for and manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry, and other risks that are detailed in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2025 and Item 1A, Risk Factors, of any Quarterly Report filed subsequent to our Annual Report.
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
•Product returns: We generally offer direct customers a limited right to return, as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has passed, prescription trends and other relevant factors. We do not expect returned products to be resalable. There was no right of return asset as of March 31, 2026 or December 31, 2025.
The following table summarizes sales discounts and allowance activity as of and for the three months ended March 31, 2026:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2025	$63,356	$14,709	$78,065
Provision related to current period sales	28,536	11,337	39,873
Adjustments for prior period sales	1,215	245	1,460
Credits/payments made	(32,363)	(10,394)	(42,757)
Balances at March 31, 2026	$60,744	$15,897	$76,641
The provision of $28.5 million for rebates and chargebacks for the three months ended March 31, 2026 and its ending balance at March 31, 2026 primarily represent Medicaid rebates. The provision of $11.3 million for discounts, returns and other for the three months ended March 31, 2026 and its ending balance at March 31, 2026 primarily represents service fees, estimated product returns, co-pay assistance costs and prompt-pay discounts.
Stock-based compensation. Compensation costs for all stock-based awards to employees and directors are measured based on the grant date fair value of those awards and recognized over the period during which the employee or director is required to perform service in exchange for the award. We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. We use the Monte Carlo model to determine the fair value of performance restricted share units (PSUs). The determination of the fair value of stock options and PSUs on the date of grant using a valuation model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term (stock options) or remaining performance period (PSUs) of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility rates are based on the historical volatility of our publicly traded common stock and other factors. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have never paid cash dividends to our stockholders and do not plan to pay dividends in the foreseeable future. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Income taxes. We assess the need for a valuation allowance against our deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. Projected pretax income includes significant assumptions related to revenue, which could be affected by the success of the commercial launches of Fanapt® in bipolar I disorder, PONVORY® in RMS, NEREUSTM in the prevention of vomiting induced by motion and BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia, which was approved on February 20, 2026, and HETLIOZ® generic competition, as well as commercial and research and development activities, including spend on our commercial launches and late-stage clinical activities and our ability to obtain regulatory approval from the FDA for products or new indications in development, among other factors. After considering all available positive and negative evidence, including but not limited to historical, current and future projected results and significant risks and uncertainties related to forecasts, we have concluded that it is not more likely than not that substantially all of our deferred tax assets are realizable in future periods and maintained a valuation allowance against all net deferred tax assets as of March 31, 2026 and December 31, 2025. The valuation allowance was recorded in the fourth quarter of 2025, resulting in a non-cash income tax expense of $113.7 million for the year ended December 31, 2025. If we have cumulative pretax income in future periods and if our projections indicate pretax income in future periods or if there are meaningful changes to our business operations, the conclusion about the appropriateness of the valuation allowance could change in a future period. A future reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction. The potential timing and amount of any future valuation allowance release has yet to be determined and requires an analysis that is highly dependent upon historical and future projected earnings, among other factors. Any such adjustment could have a material impact on our financial position and results of operations.
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
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, including the ongoing commercial launch of NEREUSTM for the prevention of vomiting induced by motion, which was approved in December 2025 and became commercially available in the U.S. on May 1, 2026, and the upcoming launch of BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia, which was approved on February 20, 2026, the impact of regulatory changes to the pharmaceutical industry such as the Medicare Part D provisions of the Inflation Reduction Act of 2022, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property. See Note 14, Legal Matters, to the condensed consolidated financial statements included in Part I of this Quarterly Report for information on material legal matters.
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Revenues. Total revenues increased by $1.7 million, or 3%, to $51.7 million for the three months ended March 31, 2026 compared to $50.0 million for the three months ended March 31, 2025. Revenue from net product sales was as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025	Net Change	Percent
Fanapt® net product sales	$29,560	$23,545	$6,015	26%
HETLIOZ® net product sales	15,947	20,872	(4,925)	(24)%
PONVORY® net product sales	6,211	5,624	587	10%
Total net product sales	$51,718	$50,041	$1,677	3%
Fanapt® net product sales increased by $6.0 million, or 26%, to $29.6 million for the three months ended March 31, 2026 compared to $23.5 million for the three months ended March 31, 2025. The increase to net product sales was primarily attributable to an increase in volume, partially offset by a decrease in price, net of deductions. An amount of variable consideration related to Fanapt® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2025.
HETLIOZ® net product sales decreased by $4.9 million, or 24%, to $15.9 million for the three months ended March 31, 2026 compared to $20.9 million for the three months ended March 31, 2025. The decrease to net product sales was attributable to a decrease in volume. Since the entrance of generic competition in the first quarter of 2023, HETLIOZ® dispenses have decreased. Additionally, inventory levels at our specialty pharmacy customers have been elevated relative to inventory levels prior to the entrance of generic competition. The elevated levels of inventory have resulted in longer periods to resolve uncertainties related to variable consideration. HETLIOZ® net product sales have been and may continue to fluctuate from quarter to quarter depending on when specialty pharmacy customers purchase again. HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S.
PONVORY® net product sales increased by $0.6 million, or 10%, to $6.2 million for the three months ended March 31, 2026 compared to $5.6 million for the three months ended March 31, 2025. An amount of variable consideration related to PONVORY® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024.
Cost of goods sold. Cost of goods sold decreased by $0.4 million, or 10%, to $3.2 million for the three months ended March 31, 2026 compared to $3.5 million for the three months ended March 31, 2025. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs. Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in the U.S. decreased from 10% to 5% in December 2022 and ended in April 2024. Third-party royalty costs on HETLIOZ® net product sales in Germany will end in October 2026 and third-party royalty costs on Fanapt® net product sales in the U.S. will end in November 2026. There are no third-party royalty costs on net sales of PONVORY®. Third-party royalty costs on NEREUSTM net product sales in the U.S. are tiered, up to the low double digits, and began with the U.S. commercial launch of NEREUSTM on May 1, 2026. We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $7.5 million of HETLIOZ® product and $3.0 million of other products as of March 31, 2026. Our inventory balance consisted of $7.8 million of HETLIOZ® product and $3.2 million of other products as of December 31, 2025.
Research and development expenses. Research and development expenses decreased by $7.3 million, or 20%, to $28.4 million for the three months ended March 31, 2026 compared to $35.7 million for the three months ended March 31, 2025. The decrease was primarily due to lower expenses on our imsidolimab program, partially offset by an increase in expenses for our VQW-765 and various of our other development programs. The three months ended March 31, 2025 included an upfront payment to AnaptysBio, Inc. for the exclusive, global license to develop, manufacture, and commercialize imsidolimab and drug supply.

The following table summarizes the costs of our product development initiatives for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Direct project costs (1)
Fanapt®	$4,959	$3,750
BYSANTITM	4,250	2,690
HETLIOZ®	2,773	3,140
PONVORY®	2,849	2,342
NEREUSTM	2,811	4,097
Imsidolimab	1,494	14,529
VQW-765	3,321	237
CFTR	1,984	1,455
VTR-297	1,442	775
Other	550	305
Total direct project costs	26,433	33,320
Indirect project costs (1)
Stock-based compensation	601	765
Other indirect overhead	1,401	1,627
Total indirect project costs	2,002	2,392
Total research and development expense	$28,435	$35,712
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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $18.3 million, or 36%, to $68.4 million for the three months ended March 31, 2026 compared to $50.1 million for the three months ended March 31, 2025. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on our continued commercialization efforts for Fanapt® in bipolar disorder and PONVORY® in RMS, including the expansion of our sales force during 2025. Selling, general and administrative expenses may increase in future periods as a result of the ongoing commercial launches, including the U.S. commercial launch of NEREUSTM initiated on May 1, 2026, as well as the other future commercial launches.
Intangible asset amortization. Intangible asset amortization was $2.0 million for the three months ended March 31, 2026 compared to $1.8 million for the three months ended March 31, 2025. Intangible asset amortization increased in 2026 due to the amortization of the NEREUSTM intangible asset, which was capitalized in December 2025.
Other income, net. Other income, net was $1.8 million for the three months ended March 31, 2026 compared to $3.7 million for the three months ended March 31, 2025. Other income primarily consists of investment income on our marketable securities.
Provision (benefit) for income taxes. We recorded an income tax provision of $0.1 million and a benefit for income taxes of $7.9 million for the three months ended March 31, 2026 and 2025, respectively. The income tax provision for the three months ended March 31, 2026 was driven by discrete income tax expense of $0.1 million. The income tax benefit for the three months ended March 31, 2025 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.5 million.
Liquidity and Capital Resources
As of March 31, 2026, our total cash and cash equivalents and marketable securities were $202.3 million compared to $263.8 million at December 31, 2025. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of March 31, 2026 and December 31, 2025 are summarized as follows:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$54,034	$84,851
Marketable securities:
U.S. Treasury and government agencies	127,957	153,735
Corporate debt	20,319	25,261
Total marketable securities	148,276	178,996
Total cash, cash equivalents and marketable securities	$202,310	$263,847
As of March 31, 2026, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
In the normal course of our business, we regularly enter into agreements with third-party vendors under fee service arrangements which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination and certain commitments for marketing activities. Our non-cancellable purchase commitments for agreements with a remaining non-cancellable term longer than one year from March 31, 2026 primarily relate to commitments for marketing activities and data services. Various other long-term agreements entered into for services with other third-party vendors, such as inventory purchase commitments, are cancellable in nature or contain variable commitment terms within the agreement that are within our control. We also have long-term contractual obligations related to our leases and license agreements. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I of this Quarterly Report for more information about these commitments.
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
Based on our current operating plans, which include continued investment in support of our commercial products, including the ongoing commercial launch of NEREUSTM for the prevention of vomiting induced by motion, which became commercially available in the U.S. on May 1, 2026, and the upcoming commercial launch of BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia, continued clinical development of our commercial and other products, pursuit of regulatory approval of imsidolimab, pursuit of further regulatory approvals for our currently approved products and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months as of the date the financial statements were issued. Our activities will necessitate significant working capital through 2026 and beyond, and future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, including the commercial launches of NEREUSTM and BYSANTITM, a regulatory approval of imsidolimab, the magnitude of our discovery, preclinical and clinical development programs and potential costs to acquire or license the rights to additional products.
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
Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025	Net Change
Net cash provided by (used in):
Operating activities:
Net loss	$(48,567)	$(29,494)	$(19,073)
Non-cash charges	6,234	(1,739)	7,973
Net change in operating assets and liabilities	(7,885)	(1,914)	(5,971)
Operating activities	(50,218)	(33,147)	(17,071)
Investing activities:
Acquisition of intangible asset	(10,000)	—	(10,000)
Purchases of property and equipment	(221)	(436)	215
Net purchases, sales and maturities of marketable securities	30,455	44,338	(13,883)
Investing activities	20,234	43,902	(23,668)
Financing activities:
Principal payments on finance leases	(776)	(409)	(367)
Tax obligations paid in connection with settlement of restricted stock units	—	(915)	915
Financing activities	(776)	(1,324)	548
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	49	(106)
Net change in cash, cash equivalents and restricted cash	$(30,817)	$9,480	$(40,297)
Operating Activities. Cash flows used in operating activities during the three months ended March 31, 2026 were $50.2 million, an increase of $17.1 million compared to $33.1 million during the three months ended March 31, 2025. The increase reflects an increase in net loss of $19.1 million and a decrease of $6.0 million from the net change in operating assets and liabilities, partially offset by an increase of $8.0 million in non-cash charges primarily due a valuation allowance against all of our deferred tax assets in 2026. The decrease from net change in operating assets and liabilities due to timing for our accounts receivable and accounts payable and accrued liabilities. We generally pay approved invoices when due, with vendor terms typically ranging from 30 to 45 days.
Investing Activities. Cash flows provided by investing activities during the three months ended March 31, 2026 were $20.2 million, a decrease of $23.7 million compared to $43.9 million during the three months ended March 31, 2025. The change in investing activities primarily reflects the net use of cash and cash equivalents and maturities of the investments in our portfolio of marketable securities. The $10.0 million milestone payment owed to Eli Lilly and Company for the FDA’s approval of NEREUSTM for the prevention of vomiting induced by motion was accrued as of December 31, 2025 and paid in 2026.
Financing Activities. Cash flows used in financing activities during the three months ended March 31, 2026 were $0.8 million, a decrease of $0.5 million compared to $1.3 million during the three months ended March 31, 2025. Financing activities include principal payments for our finance lease liabilities and tax obligations paid in connection with settlement of restricted stock units.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2026, the end of the period covered by this quarterly report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings
Information with respect to this item may be found in Note 14, Legal Matters, to the condensed consolidated financial statements in Part I of this quarterly report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A	Risk Factors
We previously disclosed in Part I, Item 1A of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 12, 2026, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes to the risk factors disclosed in (i) our Annual Report for the fiscal year ended December 31, 2025.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3	Defaults Upon Senior Securities
None.

ITEM 4	Mine Safety Disclosures
Not applicable.

ITEM 5	Other Information
During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. Furthermore, during the fiscal quarter ended March 31, 2026, we did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
On April 22, 2026, our board of directors approved, subject to stockholder approval, an amendment to our Amended and Restated 2016 Equity Incentive Plan, as amended (the 2016 Plan). The amendment to the 2016 Plan, if approved by the stockholders, will increase the aggregate number of shares of common stock that may be issued by us pursuant to awards under the 2016 Plan by 2,500,000 shares.
The information below included in this Item 5 is provided in lieu of filing such information on a Current Report on Form 8-K under Item 1.01.
Item 1.01. Entry into a Material Definitive Agreement.
On May 1, 2026, the Company entered into Amendment No. 8 to its lease for its headquarters in Washington, D.C with its landlord, Square 54 Office Owner LLC. The amendment (i) expands the leased premises, (ii) confirms the early termination of certain space effective November 30, 2026 and (iii) extends the lease term for the remaining and additional space through July 31, 2038. The amendment also provides for base rent, rent abatements, tenant improvement allowances and related customary terms.
The foregoing description is qualified in its entirety by reference to Amendment No. 8, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2026.

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

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

May 7, 2026	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

May 7, 2026	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)