Form 10-Q
period 2026-06-30
Vanda Pharmaceuticals Inc.
filed 2026-08-06
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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

As of July 30, 2026, there were 60,462,687 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “goal,” “likely,” “will,” “would,” and “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations and assumptions that involve risks, changes in circumstances and uncertainties. If the risks, changes in circumstances or uncertainties materialize or the assumptions prove incorrect, the results of Vanda Pharmaceuticals Inc. (we, our, the Company or Vanda) may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report may include, but are not limited to, statements about:
•our ability to continue to generate United States (U.S.) sales of Fanapt® (iloperidone) oral tablets for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia;
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
•our ability to continue to generate sales of PONVORY® (ponesimod) tablets for the treatment of adults with relapsing forms of multiple sclerosis, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease in the U.S.;
•our ability to obtain approval from the FDA for PONVORY® beyond the currently approved indications;
•our ability to generate sales of NEREUSTM (tradipitant) capsules for the prevention of vomiting induced by motion in the U.S., including through direct-to-consumer sales with the nereus.us website;
•our ability to obtain approval from the FDA for NEREUSTM for the prevention of vomiting induced by GLP-1 receptor agonists and the treatment of gastroparesis;
•our ability to obtain approval from the FDA for QuimilzaTM (imsidolimab) for the treatment of generalized pustular psoriasis;
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
•our ability to obtain and maintain regulatory approval of our products and the labeling for any approved products;
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

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$55,882	$84,851
Marketable securities	114,147	178,996
Accounts receivable, net	59,692	54,578
Inventory	1,678	1,852
Prepaid expenses and other current assets	33,085	26,985
Total current assets	264,484	347,262
Property and equipment, net	2,578	2,248
Operating lease right-of-use assets	14,598	3,923
Finance lease right-of-use assets	6,772	7,343
Intangible assets, net	113,115	117,089
Non-current inventory and other	10,920	11,083
Total assets	$412,467	$488,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$69,994	$68,297
Product revenue allowances	94,032	76,865
Total current liabilities	164,026	145,162
Operating lease non-current liabilities	15,027	2,991
Finance lease non-current liabilities	3,175	4,076
Other non-current liabilities	10,054	9,533
Total liabilities	192,282	161,762
Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 60,454,687 and 59,101,630 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	60	59
Additional paid-in capital	725,933	721,264
Accumulated other comprehensive income	38	629
Accumulated deficit	(505,846)	(394,766)
Total stockholders’ equity	220,185	327,186
Total liabilities and stockholders’ equity	$412,467	$488,948
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
Net product sales	$50,529	$52,590	$102,247	$102,631
Total revenues	50,529	52,590	102,247	102,631
Operating expenses:
Cost of goods sold excluding amortization	3,560	2,736	6,719	6,257
Research and development	36,953	21,990	65,388	57,702
Selling, general and administrative	71,838	64,616	140,199	114,700
Intangible asset amortization	1,987	1,751	3,974	3,503
Total operating expenses	114,338	91,093	216,280	182,162
Loss from operations	(63,809)	(38,503)	(114,033)	(79,531)
Other income, net	1,425	3,616	3,225	7,276
Loss before income taxes	(62,384)	(34,887)	(110,808)	(72,255)
Provision (benefit) for income taxes	129	(7,680)	272	(15,554)
Net loss	$(62,513)	$(27,207)	$(111,080)	$(56,701)
Net loss per share:
Basic	$(1.04)	$(0.46)	$(1.86)	$(0.96)
Diluted	$(1.04)	$(0.46)	$(1.86)	$(0.96)
Weighted average shares outstanding:
Basic	60,226,570	58,993,990	59,845,391	58,762,358
Diluted	60,226,570	58,993,990	59,845,391	58,762,358
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(62,513)	$(27,207)	$(111,080)	$(56,701)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(5)	60	(21)	85
Change in net unrealized gain (loss) on marketable securities	(169)	(69)	(570)	306
Tax benefit (provision) on other comprehensive income (loss)	—	22	—	(69)
Other comprehensive income (loss), net of tax	(174)	13	(591)	322
Comprehensive loss	$(62,687)	$(27,194)	$(111,671)	$(56,379)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2025	59,101,630	$59	$721,264	$629	$(394,766)	$327,186
Issuance of common stock from the exercise of stock options and settlement of equity awards	1,033,432	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,563	—	—	2,563
Net loss	—	—	—	—	(48,567)	(48,567)
Other comprehensive loss, net of tax	—	—	—	(417)	—	(417)
Balances at March 31, 2026	60,135,062	$60	$723,826	$212	$(443,333)	$280,765
Issuance of common stock from the exercise of stock options and settlement of equity awards	319,625	—	—	—	—	—
Stock-based compensation expense	—	—	2,107	—	—	2,107
Net loss	—	—	—	—	(62,513)	(62,513)
Other comprehensive loss, net of tax	—	—	—	(174)	—	(174)
Balances at June 30, 2026	60,454,687	$60	$725,933	$38	$(505,846)	$220,185

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2024	58,310,644	$58	$712,706	$74	$(174,292)	$538,546
Issuance of common stock from the exercise of stock options and settlement of equity awards, net of shares withheld for taxes	623,338	1	(916)	—	—	(915)
Stock-based compensation expense	—	—	2,971	—	—	2,971
Net loss	—	—	—	—	(29,494)	(29,494)
Other comprehensive income, net of tax	—	—	—	309	—	309
Balances at March 31, 2025	58,933,982	$59	$714,761	$383	$(203,786)	$511,417
Issuance of common stock from the exercise of stock options and settlement of equity awards	146,648	—	—	—	—	—
Stock-based compensation expense	—	—	2,106	—	—	2,106
Net loss	—	—	—	—	(27,207)	(27,207)
Other comprehensive income, net of tax	—	—	—	13	—	13
Balances at June 30, 2025	59,080,630	$59	$716,867	$396	$(230,993)	$486,329
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net loss	$(111,080)	$(56,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	540	498
Stock-based compensation	4,670	5,077
Amortization of premiums and accretion of discounts on marketable securities	(176)	(1,302)
Intangible asset amortization	3,974	3,503
Right-of-use asset amortization	2,718	1,716
Deferred income taxes	—	(15,769)
Other non-cash adjustments, net	770	1,171
Changes in operating assets and liabilities:
Accounts receivable	(5,135)	2,181
Prepaid expenses and other assets	(6,653)	(6,826)
Inventory	197	(2,218)
Accounts payable and other liabilities	11,684	16,966
Product revenue allowances	17,203	3,305
Net cash used in operating activities	(81,288)	(48,399)
Cash flows from investing activities
Acquisition of intangible asset	(10,000)	—
Purchases of property and equipment	(411)	(735)
Purchases of marketable securities	—	(96,300)
Sales and maturities of marketable securities	64,455	125,667
Net cash provided by investing activities	54,044	28,632
Cash flows from financing activities
Principal payments on finance leases	(1,632)	(834)
Tax obligations paid in connection with settlement of restricted stock units	—	(915)
Net cash used in financing activities	(1,632)	(1,749)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(93)	183
Net change in cash, cash equivalents and restricted cash	(28,969)	(21,333)
Cash, cash equivalents and restricted cash
Beginning of period	85,320	102,785
End of period	$56,351	$81,452
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
The Company’s commercial portfolio is currently comprised of five products: Fanapt® (iloperidone) and BYSANTITM (milsaperidone) for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS), PONVORY® (ponesimod) for the treatment of relapsing forms of multiple sclerosis (RMS) including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease and NEREUSTM (tradipitant) for the prevention of vomiting induced by motion (collectively, the Company’s commercial products). In addition, the Company has a number of drugs and/or additional indications for current products in development, including:
•Fanapt® long acting injectable (LAI) formulation for the treatment of schizophrenia and hypertension;
•BYSANTITM for major depressive disorder (MDD);
•HETLIOZ® for the treatment of jet lag disorder, insomnia, pediatric insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•PONVORY® for the treatment of ulcerative colitis and psoriasis;
•QuimilzaTM (imsidolimab), an IL-36R antagonist, for the treatment of generalized pustular psoriasis (GPP);
•NEREUSTM for the prevention of vomiting induced by GLP-1 receptor agonists and the treatment of gastroparesis;
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
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor, for the treatment of hematologic malignancies and onychomycosis and with potential use as a treatment for several oncology indications; and
•Antisense oligonucleotide (ASO) molecules, including VGA-157A for Parkinson’s disease, VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene and VGT-1849A for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy.
Based on the Company’s current operating plans, which include continued investment in support of its commercial products, including the ongoing commercial launch of NEREUSTM for the prevention of vomiting induced by motion, which became commercially available in the United States (U.S.) in May 2026, and the upcoming commercial launch of BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia, continued clinical development of its commercial and other products, pursuit of regulatory approval of QuimilzaTM, pursuit of further regulatory approvals for its currently approved products and payments due upon achievement of milestones under its license agreements, the Company believes that its cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months as of the date the financial statements were issued. The Company’s activities will necessitate significant working capital through 2026 and beyond, and future cash requirements and the adequacy of its available funds will depend on many factors, primarily including the Company’s ability to generate revenue, the scope and costs of its commercial, manufacturing and process development activities, including the commercial launches of NEREUSTM and BYSANTITM, a regulatory approval of QuimilzaTM, the magnitude of its discovery, preclinical and clinical development programs and potential costs to acquire or license the rights to additional products. The Company may need or desire to obtain additional capital to finance its operations through debt, equity or alternative financing arrangements. The Company may also seek capital through collaborations or partnerships with other companies. If the Company is unable to obtain additional financing, it may be required to reduce the scope of its future activities.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2025. The financial information as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
Cash, Cash Equivalents and Restricted Cash
For purposes of the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows, cash equivalents represent highly-liquid investments with a maturity date of three months or less at the date of purchase. Cash and cash equivalents include investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Restricted cash relates primarily to amounts held as collateral for letters of credit for office space leases at the Company’s Washington, D.C. headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025:

(in thousands)	June 30, 2026	June 30, 2025
Cash and cash equivalents	$55,882	$80,983
Restricted cash included in:
Prepaid expenses and other current assets	103	—
Non-current inventory and other	366	469
Total cash, cash equivalents and restricted cash	$56,351	$81,452
Revenue from Net Product Sales
Net sales by product for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fanapt® net product sales	$35,989	$29,294	$65,549	$52,839
HETLIOZ® net product sales	5,576	16,192	21,523	37,064
PONVORY® net product sales	7,935	7,104	14,146	12,728
NEREUSTM net product sales	1,029	—	1,029	—
Total net product sales	$50,529	$52,590	$102,247	$102,631

Since the entrance of generic competition in the first quarter of 2023, HETLIOZ® dispenses have decreased. Additionally, inventory levels at the Company’s specialty pharmacy customers have been elevated relative to inventory levels prior to the entrance of generic competition. HETLIOZ® net product sales have been and may continue to fluctuate from quarter to quarter depending on when specialty pharmacy customers purchase again. During the second quarter of 2026, there was destocking of inventory by certain of our specialty pharmacy customers, as well as orders that were shipped on June 29, 2026 and arrived on July 1, 2026, both resulting in a decline in volume. These orders that did not arrive by quarter end will be recognized as revenue in the third quarter of 2026. HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S.
NEREUSTM became commercially available in the U.S. in May 2026. During the second quarter of 2026, there was an initial stocking of NEREUSTM by wholesalers. The Company constrained NEREUSTM net product sales to these wholesaler customers for the three and six months ended June 30, 2026 to an amount not probable of significant revenue reversal due to the uncertainties of patient demand and product returns related to the elevated levels of inventory on hand at these wholesalers.
The Company recognized an increase to net product sales of $2.9 million and $4.1 million during the six months ended June 30, 2026 and 2025, respectively, for changes in estimates on variable consideration for performance obligations satisfied in previous periods across the Company’s commercial products. The elevated levels of HETLIOZ® inventory have resulted in longer periods to resolve uncertainties related to variable consideration. Furthermore, an amount of variable consideration related to Fanapt® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2025. An amount of variable consideration related to PONVORY® net product sales is also subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024. The Company’s balance of rebates and chargebacks was $66.4 million and $63.4 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s balance of discounts, returns and other product allowances was $29.0 million and $14.7 million as of June 30, 2026 and December 31, 2025, respectively.
Major Customers
Fanapt® and NEREUSTM are available in the U.S. for distribution through a limited number of wholesalers and are also available in retail pharmacies. In addition, NEREUSTM is available by prescription directly through the nereus.us website. HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through a limited number of specialty distributors and specialty pharmacies. The Company invoices and records revenue when its customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., the Company has a distribution agreement for the commercialization of Fanapt® in Israel and sells HETLIOZ® in Germany. There were three major customers that each accounted for more than 10% of total revenues and, as a group, represented 70% of total revenues for the six months ended June 30, 2026. There were three major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 86% of total accounts receivable at June 30, 2026. Receivables are carried at the transaction price paid by wholesalers, specialty pharmacies and specialty distributors, net of estimated prompt-pay discounts and allowance for credit losses. Payment terms differ by customer but are based on customary commercial terms and typically range between thirty and sixty days. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40), which addresses the disaggregation of income statement expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2026, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$97,783	$69	$(48)	$97,804
Corporate debt	16,360	—	(17)	16,343
Total marketable securities	$114,143	$69	$(65)	$114,147
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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of June 30, 2026 and December 31, 2025 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of June 30, 2026, as follows:

		Fair Value Measurement as of June 30, 2026 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$97,804	$97,804	$—	$—
Corporate debt	16,343	—	16,343	—
Total assets measured at fair value	$114,147	$97,804	$16,343	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2025, as follows:

		Fair Value Measurement as of December 31, 2025 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$153,735	$153,735	$—	$—
Corporate debt	25,261	—	25,261	—
Total assets measured at fair value	$178,996	$153,735	$25,261	$—
Total assets measured at fair value as of June 30, 2026 and December 31, 2025 include no cash equivalents.
The Company also has financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities and product revenue allowances, the carrying values of which materially approximate their fair values.
5. Inventory
Inventory consisted of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Current assets
Work-in-process	$58	$—
Finished goods	1,620	1,852
Total inventory, current	$1,678	$1,852
Non-Current assets
Raw materials	$934	$934
Work-in-process	5,587	5,996
Finished goods	1,935	2,238
Total inventory, non-current	8,456	9,168
Total inventory	$10,134	$11,020
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life, taking into account all possible alternative uses for the inventory available in the ordinary course of business. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage and generic competition. The Company’s inventory balance consisted of $7.1 million of HETLIOZ® product and $3.1 million of other products as of June 30, 2026. The Company’s inventory balance consisted of $7.8 million of HETLIOZ® product and $3.2 million of other products as of December 31, 2025.
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
The following is a summary of the Company’s amortizing intangible assets as of June 30, 2026:

		June 30, 2026
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$19,593	$13,407
PONVORY®	2042	104,894	14,714	90,180
NEREUSTM	2036	10,000	472	9,528
Total amortizing intangible assets		$147,894	$34,779	$113,115
The following is a summary of the Company’s amortizing intangible assets as of December 31, 2025:

		December 31, 2025
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$18,863	$14,137
PONVORY®	2042	104,894	11,942	92,952
NEREUSTM	2036	10,000	—	10,000
Total amortizing intangible assets		$147,894	$30,805	$117,089
As of June 30, 2026 and December 31, 2025, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $2.0 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $4.0 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively.
The following is a summary of the future intangible asset amortization schedule as of June 30, 2026:

(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
HETLIOZ®	$13,407	$731	$1,463	$1,463	$1,463	$1,463	$6,824
PONVORY®	90,180	2,772	5,544	5,544	5,544	5,544	65,232
NEREUSTM	9,528	471	941	941	941	941	5,293
Total amortization expense	$113,115	$3,974	$7,948	$7,948	$7,948	$7,948	$77,349

7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Research and development expenses	$25,086	$18,917
Professional fees	21,206	16,506
Compensation and employee benefits	8,116	10,322
Finance lease liabilities	4,005	3,403
Royalties payable	2,273	2,057
Operating lease liabilities	625	2,152
Milestone obligations under license agreements	—	10,000
Accounts payable and other accrued liabilities	8,683	4,940
Total accounts payable and accrued liabilities	$69,994	$68,297
8. Commitments and Contingencies
Guarantees and Indemnifications
The Company has entered into a number of standard intellectual property indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Since inception, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain conditions.
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of June 30, 2026, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in each territory where the Company commercializes HETLIOZ® for a period of 10 years following the first commercial sale in the territory. The royalty is 5% on net sales in territories outside the U.S. The Company’s obligation to pay royalties in the U.S. ended in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use commercially reasonable efforts to develop and commercialize HETLIOZ®.
NEREUSTM. In April 2012, the Company entered into a license agreement with Lilly under which it acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize NEREUSTM for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered royalties on net sales at percentage rates up to the low double digits. As of June 30, 2026, the Company has paid Lilly $15.0 million in upfront fees and development milestones, including a $10.0 million milestone paid to Lilly during the first quarter of 2026 for the FDA’s approval of the Company’s NDA for the prevention of vomiting induced by motion in the fourth quarter of 2025, which was accrued as a current liability on the Consolidated Balance Sheets as of December 31, 2025. As of June 30, 2026, remaining milestone obligations include a $5.0 million milestone for the first approval of an application for marketing authorization for NEREUSTM in the E.U. and up to $80.0 million for sales milestones. The Company is obligated to use commercially reasonable efforts to develop and commercialize NEREUSTM.
QuimilzaTM. In January 2025, the Company entered into an exclusive global license agreement with AnaptysBio, Inc. (Anaptys) under which it acquired the worldwide rights to develop, manufacture and commercialize QuimilzaTM. Under the terms of the agreement, which was accounted for as an asset acquisition, the Company made an upfront payment of $10.0 million to Anaptys and an additional $5.0 million payment for drug supply, $14.4 million of which was included in research and development expense on the Consolidated Statements of Operations for the year ended December 31, 2025. Anaptys is eligible to receive future payments based upon achievement of specified regulatory approval and commercialization milestones, as well as a 10% royalty on global net sales. As of June 30, 2026, remaining milestone obligations include up to $35.0 million for future regulatory approval and sales milestones, including $5.0 million each for the first approval of an application for marketing authorization for QuimilzaTM in the U.S. and E.U. and $25.0 million for a sales milestone. The Company is obligated to use commercially reasonable efforts to develop and commercialize QuimilzaTM.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which it acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of June 30, 2026, the Company has paid UCSF $1.8 million in upfront fees and development milestones. As of June 30, 2026, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
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
Other Agreements
Olipass. In September 2022, the Company entered into an agreement with OliPass Corporation (OliPass) to jointly develop a set of ASO molecules based on OliPass’ proprietary modified peptide nucleic acids. As consideration for entering into the arrangement, the Company paid OliPass an upfront fee of $3.0 million, which was recorded as research and development expense in 2022. Under the agreement, the Company held an option to license jointly developed intellectual property upon successful development. In May 2026, the Company elected not to exercise the option.
Clinical Trial Agreement. In December 2024, the Company entered into an agreement with a third party to jointly design and complete a pediatric study for PONVORY® required by the FDA and the European Medicines Agency. Pursuant to the agreement, the Company will bear the primary responsibility for completing the clinical trial, and the third party will bear primary responsibility for manufacturing the clinical study product. All costs associated with the pediatric study will be shared equally by the Company and the third party. As the Company and the third party are both active participants in the research activities and both parties are exposed to significant risks and rewards, the agreement is being accounted for under Accounting Standards Codification (ASC) 808. Furthermore, no parts of the agreement are within the scope of ASC 606, because the Company determined that performing research and development activities on behalf of other parties is not part of the ordinary activities of its business. Therefore, reimbursements from the third party for research and development costs are recorded as reductions to research and development expense as incurred. Expenses recognized by the Company related to activities under the collaborative arrangement, which commenced during the first quarter of 2025, were $1.2 million and $2.0 million for the three and six months ended June 30, 2026, respectively, which were reduced by amounts reimbursable from the third party of $0.5 million and $0.8 million, respectively. Expenses recognized by the Company related to activities under the collaborative arrangement were not material for the three and six months ended June 30, 2025.

Lease Agreements. In May 2026, the Company entered into an amendment to the operating lease for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. The amendment extended the term of the lease from July 2028 to July 2038, among other terms. The Company has the right to renew the lease for five years following its amended expiration date in July 2038. As of June 30, 2026, the renewal period has not been included in the lease term. As a result of this amendment, the Company reassessed the classification of the lease, determining it remains an operating lease, and remeasured the operating lease right-of-use asset and liability balances using an updated discount rate, resulting in the capitalization of $9.9 million in its Condensed Consolidated Balance Sheets during the six months ended June 30, 2026.
In August 2024, the Company entered into a master lease agreement for vehicles to be utilized by the Company’s sales force. The individual car leases commence upon delivery of the vehicles. Delivery of these vehicles began in the fourth quarter of 2024, and they were determined to be finance leases upon lease commencement. The contractual period of each lease is three years. The Company continues to lease additional cars under the master lease agreement. The Company capitalized $1.1 million and $1.2 million for car leases that commenced during the six months ended June 30, 2026 and 2025, respectively, all of which were determined to be finance leases. Total fixed payments for the vehicle leases that had not yet commenced as of June 30, 2026 are estimated to be $0.2 million, payable over initial terms of three years, and subject to change upon finalization of each vehicle lease contract.
For further information regarding the Company’s lease agreements, see Note 8, Leases, to the consolidated financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2025.
Purchase Commitments
In the normal course of its business, the Company regularly enters into agreements with third-party vendors under fee service arrangements, which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. Occasionally, the Company enters into short- and long-term agreements with third-party vendors that are non-cancellable. Our short-term non-cancellable purchase commitments primarily relate to inventory and clinical manufacturing purchase commitments, for which the production is expected to be completed within a one-year period, and certain marketing activities. The Company’s unrecognized non-cancellable purchase commitments for agreements with a remaining non-cancellable term longer than one year from June 30, 2026 primarily relate to commitments for marketing activities, inventory purchase commitments for certain of the Company’s commercial products and data services, of which $6.3 million, $14.0 million, $7.4 million and $2.6 million are expected to be paid in 2026, 2027, 2028 and 2029, respectively. Various other long-term agreements entered into for services with other third-party vendors are cancellable in nature or contain variable commitment terms within the agreement that are within the Company’s control.
9. Accumulated Other Comprehensive Income
The accumulated balances related to each component of other comprehensive income, net of taxes, were as follows as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Foreign currency translation	$47	$68
Unrealized gain (loss) on marketable securities	(9)	561
Accumulated other comprehensive income	$38	$629
10. Stock-Based Compensation
As of June 30, 2026, there were 8,542,710 shares subject to outstanding options, restricted stock units (RSUs) and performance restricted stock units (PSUs) under the Amended and Restated 2016 Equity Incentive Plan (2016 Plan). No awards remain in effect under the 2006 Equity Incentive Plan (2006 Plan, and together with the 2016 Plan, Plans), which expired by its terms in April 2016. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes, including, but not limited to, an amendment to eliminate its term. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 20,690,000 shares of common stock authorized for issuance under the 2016 Plan, 5,704,840 shares of which remained available for future grant as of June 30, 2026.

Stock Options
The Company has granted option awards under the Plans with service conditions (service option awards) that are subject to terms and conditions established by the compensation committee of the board of directors. Service option awards have 10-year contractual terms. Service option awards granted to employees and new directors, upon their election, vest and become exercisable over four years, with the first 25% of the shares subject to service option awards vesting on the first anniversary of the grant date and the remaining 75% of the shares subject to the service option awards in 36 equal monthly installments thereafter. Subsequent annual service option awards granted to directors vest and become exercisable in full on the first anniversary of the grant date. Service option awards granted to executive officers and certain other employees provide for partial acceleration of vesting if the executive officer or employee is subject to an involuntary termination, and full acceleration of vesting if the executive officer or employee is subject to an involuntary termination within 24 months after a change in control of the Company. Service option awards granted to directors provide for accelerated vesting if there is a change in control of the Company or if the director’s service terminates as a result of the director’s death or total and permanent disability.
As of June 30, 2026, $0.4 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 0.4 years. No option awards are classified as a liability as of June 30, 2026.
A summary of option activity under the Plans for the six months ended June 30, 2026 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	4,490,324	$12.75	4.74	$2,698
Forfeited	(17,762)	7.05
Expired	(297,330)	8.09
Outstanding at June 30, 2026	4,175,232	13.10	4.56	136
Exercisable at June 30, 2026	4,057,908	13.28	4.50	136
Vested and expected to vest at June 30, 2026	4,174,450	13.11	4.56	136
There were no options granted during the six months ended June 30, 2026 and 2025. There were no options exercised for the six months ended June 30, 2026 and 2025.
Restricted Stock Units
An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs under the Plans with service conditions (service RSUs) that are subject to terms and conditions established by the compensation committee of the board of directors. Service RSUs granted to employees and new directors, upon their election, vest in four equal annual installments. Subsequent annual service RSUs granted to directors vest on the first anniversary of the date of grant. Service RSUs granted to executive officers and certain other employees provide for accelerated vesting if the executive officer or employee is subject to an involuntary termination within 24 months after a change in control. Service RSUs granted to directors provide for accelerated vesting if there is a change in control of the Company.
As of June 30, 2026, $19.5 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.9 years. No RSUs are classified as a liability as of June 30, 2026.
A summary of RSU activity for the 2016 Plan for the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	3,476,509	$4.99
Granted	2,183,701	6.10
Forfeited	(304,675)	5.19
Vested	(1,353,057)	5.50
Unvested at June 30, 2026	4,002,478	5.41
The total fair value of the 1,353,057 RSUs that vested during the six months ended June 30, 2026 was $7.4 million.

Performance Restricted Stock Units
In the first quarter of 2026, the compensation committee of the board of directors granted PSUs under the 2016 Plan to the Company’s executive officers. The PSUs entitle each employee to earn a number of shares of the Company’s common stock ranging from 0% to 150% of the target number of PSUs granted, based on the Company’s Total Shareholder Return (TSR) relative to the TSR of the companies comprising the Nasdaq Biotechnology Index (Relative TSR), over the three-year performance period beginning on December 31, 2025 and ending on December 31, 2028 (the Performance Period), subject to the executive’s continued employment through the compensation committee of the board of director’s certification of performance following the end of the Performance Period. Following the end of the Performance Period, the compensation committee of the board of directors will determine the extent to which the applicable performance goals have been achieved and will determine the number of PSUs, if any, that have been earned, and any such earned PSUs will vest on March 1, 2029. The PSUs provide for accelerated vesting in certain scenarios, including in the event that the executive is subject to an involuntary termination within 24 months after a change in control.
As of June 30, 2026, $2.7 million of unrecognized compensation costs related to unvested PSUs are expected to be recognized over a weighted average period of 2.7 years. No PSUs are classified as a liability as of June 30, 2026.
A summary of PSU activity for the 2016 Plan for the six months ended June 30, 2026, based on award at target, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	—	$—
Granted	405,000	8.03
Forfeited	(40,000)	8.03
Unvested at June 30, 2026	365,000	8.03
No PSUs vested during the six months ended June 30, 2026.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three and six months ended June 30, 2026 and 2025 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Research and development	$583	$596	$1,184	$1,361
Selling, general and administrative	1,524	1,510	3,486	3,716
Total stock-based compensation expense	$2,107	$2,106	$4,670	$5,077
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. There were no options granted during the six months ended June 30, 2026 and 2025.
The fair value of each PSU is estimated on the date of grant using a Monte Carlo model because the performance target is based on a market condition. Expense related to these PSUs is recognized ratably over the three-year measurement period. The expected volatility rate is based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected term is determined based on the remaining performance period of the award. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the PSUs in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Monte Carlo model for PSUs granted during the six months ended June 30, 2026 were as follows:

Six Months Ended
June 30, 2026
Expected dividend yield	—%
Expected volatility of the Company	61%
Remaining performance period (years)	2.87
Risk-free rate	3.44%
11. Income Taxes
The Company assesses the need for a valuation allowance against its deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After considering all available positive and negative evidence, including but not limited to historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company has concluded that it is not more likely than not that substantially all of its deferred tax assets are realizable in future periods and maintained a valuation allowance against all net deferred tax assets as of June 30, 2026 and December 31, 2025. The valuation allowance was recorded in the fourth quarter of 2025, resulting in a non-cash income tax expense of $113.7 million for the year ended December 31, 2025.
As a result of the valuation allowance against the Company’s deferred tax assets, the Company recognized an income tax provision of $0.1 million and $0.3 million for the three and six months ended June 30, 2026, respectively, related to discrete income tax expense. The income tax benefit of $7.7 million and $15.6 million for the three and six months ended June 30, 2025 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.4 million and $0.8 million, respectively.
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
The following table presents the calculation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss	$(62,513)	$(27,207)	$(111,080)	$(56,701)
Denominator:
Weighted average shares outstanding, basic and diluted	60,226,570	58,993,990	59,845,391	58,762,358
Net loss per share, basic and diluted	$(1.04)	$(0.46)	$(1.86)	$(0.96)
Antidilutive securities excluded from calculations of diluted net loss per share	5,498,144	6,589,315	5,960,663	6,548,565
The Company incurred a net loss for the three and six months ended June 30, 2026 and 2025, causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
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
The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$50,529	$52,590	$102,247	$102,631
Less:
Cost of goods sold excluding amortization	3,560	2,736	6,719	6,257
Research and development	36,953	21,990	65,388	57,702
Selling, general and administrative	71,838	64,616	140,199	114,700
Intangible asset amortization	1,987	1,751	3,974	3,503
Other income, net	(1,425)	(3,616)	(3,225)	(7,276)
Provision (benefit) for income taxes	129	(7,680)	272	(15,554)
Net loss	$(62,513)	$(27,207)	$(111,080)	$(56,701)
14. Legal Matters
The Company is, from time to time, a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued. However, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, the Company is unable to make a reasonable estimate of a liability.
HETLIOZ®. In December 2022, the Company filed patent infringement lawsuits, including Hatch-Waxman Act claims, against each of Teva Pharmaceuticals USA, Inc. (Teva) and Apotex Inc. and Apotex Corp. (Apotex) in the U.S. District Court for the District of New Jersey (NJ District Court) asserting that U.S. Patent No. 11,285,129 (‘129 Patent), will be infringed by Teva’s and Apotex’ generic versions of HETLIOZ®, each of which was approved by the FDA. The Company asked the NJ District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine. In February 2023, the case was transferred to the U.S. District Court for the District of Delaware (Delaware District Court). In April 2023, Teva and Apotex moved for judgment on the pleadings. In June 2024, the Delaware District Court denied those motions, allowing the Company’s lawsuit to proceed. In March 2025, the Delaware District Court held a claim construction hearing, which resolved two claim term disputes in the Company’s favor and deferred ruling on a third dispute between the parties. In May 2025, the Delaware District Court consolidated this action with the Company’s action relating to the ‘556 Patent (as defined below). In March 2026, the Delaware District Court held a hearing on the Company’s and Teva’s and Apotex’s summary judgment and Daubert motion. The Company’s lawsuit remains pending, and a trial is scheduled to begin on October 26, 2026.
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
In September 2023, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s approval of an ANDA filed by MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (MSN) for its generic version of HETLIOZ® capsules under the APA, the FDCA, FDA regulations and the Appointments Clause of the U.S. Constitution. The Company believes that MSN’s underlying approval data, particularly its bioequivalence studies, are faulty. On this basis, the Company asked the DC District Court to, among other things, vacate the FDA’s approval of MSN’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious, is unconstitutional under the Appointments Clause, and compel the FDA to order MSN to recall its generic HETLIOZ® product. In December 2023, the Company filed a motion for summary judgment. In January 2024, the FDA opposed the Company’s motion and moved to waive the administrative record, following which the court held an oral argument on the cross-motions. The DC District Court issued an order compelling the FDA to serve the administrative record and set deadlines for further proceedings. In April 2024, the Company filed a motion for summary judgment. In July 2024, the DC District Court held an oral argument on the motion to dismiss that the FDA filed in January 2024, which the Company opposed in February 2024. In September 2024, the DC District Court granted in part the FDA’s motion to dismiss as to the Company’s APA claims and denied the FDA’s motion to dismiss as to the Company’s claims under the Appointments Clause. In August 2025, the Company filed a motion for summary judgment based on its Appointments Clause claims, to which the FDA filed an opposition and cross-motion for summary judgment in September 2025. In January 2026, the DC District Court denied the cross-motions for summary judgment without prejudice and stayed the case pending resolution of an agency appeal. In February 2026, the agency denied further review. The Company filed an amended and supplemental complaint in April 2026 continuing to challenge the FDA’s approval of the MSN ANDA, challenging the FDA’s approval of the ANDA filed by Teva for its generic version of HETLIOZ® capsules under the APA, the FDCA, FDA regulations and the Appointments Clause of the U.S. Constitution, challenging the FDA’s denial of the Company’s citizen petitions requesting revocation of these ANDAs due to their bioequivalence showings and challenging the FDA’s denials of further requests for review within the agency. In May 2026, Teva intervened in the lawsuit as a defendant. In June 2026, the Company filed a motion for summary judgment. The Company’s lawsuit remains pending.
In April 2024, the Company filed a lawsuit in the Delaware District Court against MSN and its commercial partner Amneal Pharmaceuticals, Inc. (Amneal), and Impax Laboratories LLC (Impax) alleging claims for false advertising in violation of the Lanham Act and unfair competition under several state laws as well as claims for breach of express representation and fraudulent inducement of a license agreement. In July 2024, the defendants filed a motion to dismiss and in September 2024, the Company opposed the motion, to which the defendants replied in October 2024. In July 2025, the Delaware District Court issued its report and recommendation to deny the defendants’ motion to dismiss as to standing but granted their motion to dismiss the Lanham Act claims, to which the Company objected in August 2025. In September 2025, the Delaware District Court overruled the Company’s objections. In October 2025, the Company appealed the Delaware District Court’s decision. The Company’s lawsuit remains pending and an oral argument is scheduled for September 29, 2026.
In December 2024, the Company filed a lawsuit in the Delaware District Court against each of Teva and Apotex asserting U.S. Patent No. 11,918,556 (‘556 Patent), a method of administration patent that was not litigated in the prior Delaware District Court cases, will be infringed by Teva’s and Apotex’s generic versions of HETLIOZ®, each of which was approved by the FDA. The Company has asked the Delaware District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine. In March 2025, Teva filed its answer and asserted counterclaims against the Company, including, among other things, for alleged violation of the antitrust laws and inequitable conduct, which the Company opposed in May 2025. The Delaware District Court declined to consolidate this action with the Company’s case alleging Lanham Act violations against Teva but consolidated this action with the Company’s action relating to the ‘129 Patent. In March 2026, the Delaware District Court held a hearing on the Company’s and Teva’s and Apotex’s summary judgment and Daubert motion. The Company’s lawsuit remains pending, and a trial is scheduled to begin on October 26, 2026.
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
In September 2022, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with two separate non-discretionary obligations under the FDCA and its implementing regulations: an obligation to publish a notice of an opportunity for a hearing on the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder in the Federal Register within 180 days of the filing of the sNDA, and a separate obligation to publish the same notice within 60 days of the request for a hearing. The FDA published the notice of an opportunity for a hearing on October 11, 2022. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations and declare that its lack of compliance violates the FDCA and the FDA regulations. In January 2024, the DC District Court held an oral argument on dispositive cross-motions, following which the DC District Court granted in part the Company’s motion for summary judgment. The DC District Court ruled that the FDA violated the statute and ordered the FDA to either finally resolve the Company’s application or commence a hearing on or before March 5, 2024. In March 2024, the Company and the FDA filed a consent motion for entry of final judgment in the Company’s favor on its APA claim for the FDA’s unreasonable delay in resolving the hearing request, following which the FDA refused to hold a hearing or approve the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder. The Company subsequently filed a petition for review in the DC Circuit. Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. In January 2025, the DC Circuit held an oral argument. In August 2025, the DC Circuit issued a decision in favor of the Company against the FDA, setting aside the FDA’s refusal to hold a hearing on the Company’s sNDA for HETLIOZ® in the treatment of jet lag disorder and remanding the case back to the FDA. In October 2025, the Company announced that it had entered into a collaborative framework with the FDA for the resolution of certain of its disputes regarding HETLIOZ® and NEREUSTM (the FDA Agreement), pursuant to which, the FDA agreed to conduct an expedited re-review of the sNDA and the Company sought a temporary abeyance in these proceedings. In January 2026, the FDA notified the Company that, following its re-review of the sNDA, it has determined that the sNDA cannot be approved in its current form. In January 2026, the Company requested that the FDA Commissioner resume hearing proceedings. In March 2026, the Office of the Commissioner granted the Company’s hearing request. In July 2026, the presiding judge scheduled a hearing to begin on December 14, 2026.
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
In February 2024, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations, and to challenge the FDA’s complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia characterized by difficulties with sleep initiation within 180 days of the filing of the sNDA or give the Company a notice of an opportunity for a hearing. The Company submitted the sNDA on May 4, 2023. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations unlawful. In June 2024, the Company filed a motion for summary judgment and the FDA published a notice of opportunity for a hearing. In July 2024, the FDA opposed the Company’s motion for summary judgment. In September 2024, the DC District Court held an oral argument on the dispositive cross motions. In March and April 2025, the parties provided supplemental briefing. In May 2025, the DC District Court held a further hearing on the supplemental briefings. In September 2025, the Company filed a motion to stay proceedings in the case until January 2026 pursuant to the FDA Agreement. In January 2026, the Company and the FDA asked the DC District Court to lift the abeyance. In April 2026, the DC District Court consolidated this action with the Company’s action challenging the FDA’s compliance with its statutory obligations under the FDCA with respect to the Company’s NDA for NEREUSTM to prevent vomiting induced by motion. The Company’s lawsuit remains pending.
In August 2024, the Company filed a lawsuit against the FDA in the DC District Court challenging FDA decisionmakers’ authority under the Appointments Clause of the U.S. Constitution to render a decision on the Company’s new drug application for NEREUSTM to treat symptoms of gastroparesis. In September 2024, the Company filed a motion for a preliminary injunction to enjoin the FDA from subjecting the Company’s NDA for NEREUSTM for the treatment of symptoms of gastroparesis to a final decision prior to the PDUFA target date of September 18, 2024. In September 2024, the DC District Court denied the motion. The Company filed a motion for summary judgment in December 2024, and in January 2025, the FDA opposed the motion and cross-moved to dismiss and for summary judgment. In February 2025, the Company filed its reply and opposition, to which the FDA replied in March 2025. In July 2026, the DC District Court held an oral argument, following which it denied the Company’s summary judgment motion and granted the FDA’s cross motion to dismiss.
In February 2025, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations and to challenge the FDA’s reliance on PDUFA deadlines and its complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s NDA for NEREUSTM to prevent vomiting induced by motion within 180 days of the filing of the NDA or give the Company a notice of an opportunity for a hearing. The Company submitted the NDA on December 30, 2024. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations and adherence to PDUFA deadlines unlawful. Separately, under the FDCA, the FDA has an obligation to commence a hearing on the Company’s NDA for NEREUSTM in gastroparesis within 120 days of a timely accepted notice of opportunity for a hearing, which the FDA issued on January 7, 2025. In April 2025, the Company filed a motion for summary judgment regarding its motion sickness NDA and requested to file summary judgment regarding its gastroparesis NDA. In May 2025, the DC District Court held a hearing on the motion regarding the motion sickness NDA, and the FDA approved the motion sickness NDA in December 2025. The Center for Drug Evaluation and Research issued a proposed order denying a hearing on the gastroparesis NDA in July 2025. In September 2025, the Company filed a motion to stay proceedings in the DC District Court regarding the gastroparesis NDA until January 2026 pursuant to the FDA Agreement. In January 2026, the Company and the FDA asked the DC District Court to lift the abeyance. In April 2026, the DC District Court consolidated this action with the Company’s action challenging the FDA’s compliance with its statutory obligations under the FDCA with respect to the Company’s HETLIOZ® sNDA in the treatment of insomnia characterized by difficulties with sleep initiation. The Company’s lawsuit remains pending. The Company is currently assessing its options with respect to the litigation.
In April 2025, the Company filed a petition for review in the U.S. Court of Appeals for the DC Circuit seeking review of the FDA’s final order refusing to hold a hearing or to approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia associated with difficulties with sleep initiation. Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. The Company’s petition for review remains pending, and an oral argument is scheduled for September 23, 2026.
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
In April 2026, the Company filed a lawsuit in the DC District Court against the FDA challenging the FDA’s partial clinical hold preventing the Company from studying the safety of NEREUSTM in gastroparesis patients through a 52-week open-label safety study. The FDA based its partial clinical hold on the Company’s refusal to perform a repeat-dose toxicity study in a non-rodent species of at least 9 months and on the FDA’s refusal to issue marketing approval for NEREUSTM to treat gastroparesis symptoms. However, under the FDA Modernization Act 2.0, nonclinical studies may include non-animal alternatives, and a decision regarding marketing approval does not determine whether to allow a clinical investigation. The Company has also challenged the FDA’s decision regarding marketing approval. The Company believes that the FDA’s basis for the partial clinical hold is contrary to law and exceeds the FDA’s statutory authority. The Company has asked the DC District Court to, among other things, set aside the FDA’s partial clinical hold and declare the FDA’s partial clinical hold as unlawful. The Company’s lawsuit remains pending.

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
Our commercial portfolio is currently comprised of five products: Fanapt® (iloperidone) and BYSANTITM (milsaperidone) for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia, HETLIOZ® (tasimelteon) for the treatment of Non-24-Hour Sleep-Wake Disorder (Non-24) and for the treatment of nighttime sleep disturbances in Smith-Magenis syndrome (SMS), PONVORY® (ponesimod) for the treatment of relapsing forms of multiple sclerosis (RMS) including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease and NEREUSTM (tradipitant) for the prevention of vomiting induced by motion (collectively, our commercial products). In addition, we have a number of drugs and/or additional indications for current products in development, including:
•Fanapt® long acting injectable (LAI) formulation for the treatment of schizophrenia and hypertension;
•BYSANTITM for major depressive disorder (MDD);
•HETLIOZ® for the treatment of jet lag disorder, insomnia, pediatric insomnia, delayed sleep phase disorder (DSPD) and pediatric Non-24;
•PONVORY® for the treatment of ulcerative colitis and psoriasis;
•QuimilzaTM (imsidolimab), an IL-36R antagonist, for the treatment of generalized pustular psoriasis (GPP);
•NEREUSTM for the prevention of vomiting induced by GLP-1 receptor agonists and the treatment of gastroparesis;
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
•VTR-297, a small molecule histone deacetylase (HDAC) inhibitor, for the treatment of hematologic malignancies and onychomycosis and with potential use as a treatment for several oncology indications; and
•Antisense oligonucleotide (ASO) molecules, including VGA-157A for Parkinson’s disease, VCA-894A for the treatment of Charcot-Marie-Tooth Disease, Type 2S (CMT2S), caused by cryptic slice site variants within the IGHMBP2 gene and VGT-1849A for the treatment of polycythemia vera (PV), a form of a rare hematologic malignancy.
Operational Highlights
Key Commercial Highlights
•Fanapt® saw continued strong momentum in Q2 2026, with total prescriptions (TRx) up 31% and new-to-brand prescriptions (NBRx) up 32% versus Q2 2025. Since commercial expansion following the approval of bipolar disorder, Fanapt® has seen significant growth, with TRx up 62% and NBRx up 300% versus Q2 2024.
•BYSANTITM received FDA approval for the treatment of bipolar I disorder and schizophrenia in Q1 2026 and is expected to launch in the second half of 2026. BYSANTITM is protected by data exclusivity through February 20, 2031 and multiple patents, the latest of which expires on May 31, 2044.
•In May 2026, the early commercial launch of NEREUSTM was initiated with a direct-to-consumer offering via the web portal nereus.us. Personal promotion is expected to commence later in 2026.

Key Regulatory & Clinical Development Highlights
Upcoming Clinical Milestones
•Our ongoing late-stage clinical studies are progressing rapidly and are expected to generate topline results in 2026 or early 2027, including:
◦The Thetis Phase III study of NEREUSTM for the prevention of vomiting in patients receiving GLP-1 receptor agonist therapies, with results expected in 2026.
◦The Phase III study of VQW-765 in the treatment of adults with social anxiety disorder, with results expected in 2026.
◦The Phase III study of HETLIOZ® in the treatment of delayed sleep phase disorder (DSPD) with results expected in 2026.
◦The Phase III study of BYSANTITM as a once-daily adjunctive treatment for major depressive disorder (MDD), with results expected in the first half of 2027.
Other Updates
•The Biologics License Application (BLA) for QuimilzaTM in GPP is under review by the FDA with a Prescription Drug User Fee Act (PDUFA) target action date of December 12, 2026. The results of the pivotal clinical study were published in the April 28, 2026 issue of the New England Journal of Medicine (NEJM) Evidence.
•In May 2026, Vanda announced that Japan’s Ministry of Health, Labour and Welfare (MHLW) granted orphan drug designation to QuimilzaTM for the treatment of GPP. In July 2026, we announced that the Committee for Orphan Medicinal Products at the European Medicines Agency (EMA) had adopted a positive opinion recommending orphan drug designation for QuimilzaTM for the treatment of GPP.
•In July 2026, we announced that the FDA had granted Rare Pediatric Disease Designation to VCA-894A, Vanda's investigational antisense oligonucleotide therapy for the treatment of Charcot-Marie-Tooth disease, axonal, type 2S (CMT2S), a rare, serious, and progressive inherited neurological disorder.
•We continue to progress the FDA formal hearing regarding HETLIOZ® for the treatment of jet lag disorder. The proceeding, a rare administrative hearing process granted after the D.C. Circuit set aside the FDA’s prior refusal to approve the application, is advancing according to schedule and is expected to culminate in a five-day hearing before the Administrative Law Judge in December 2026.
Since we began operations, we have devoted substantially all of our resources to the in-licensing, clinical development and commercialization of our products. Our ability to generate meaningful product sales and achieve profitability largely depends on our ability, alone or with others, to complete the development of, obtain regulatory approvals for and manufacture, market and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and depend on a number of factors, including risks related to our business, risks related to our industry and other risks that are detailed in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2025 and Item 1A, Risk Factors, of any Quarterly Report filed subsequent to our Annual Report.
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
There have been no significant changes in our critical accounting policies, including estimates, assumptions and judgments, from those described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Annual Report. A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements included in the Annual Report. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results as they involve the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements, and we have accordingly included them in this discussion.

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
Fanapt® and NEREUSTM are available in the U.S. for distribution through a limited number of wholesalers and are also available in retail pharmacies. In addition, NEREUSTM is available by prescription directly through the nereus.us website. HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through a limited number of specialty distributors and specialty pharmacies. We invoice and record revenue when our customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., we have a distribution agreement for the commercialization of Fanapt® in Israel and sell HETLIOZ® in Germany. Receivables are carried at transaction price paid by the wholesalers, specialty pharmacies and specialty distributors, net of estimated prompt-pay discounts and allowance for credit losses. Payment terms differ by customer, but are based on customary commercial terms and typically range between thirty and sixty days. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, if any, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known. During the six months ended June 30, 2026, we constrained NEREUSTM net product sales. The constrained revenue relates to the uncertainties of patient demand and product returns related to the elevated levels of inventory on hand at wholesalers.
Net product sales of NEREUSTM made directly to patients through the nereus.us website are cash-pay transactions that are not subject to commercial or government payor insurance benefits and, accordingly, are not subject to the rebate, chargeback, Medicare Part D and co-pay assistance allowances described above.
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
•Product returns: We generally offer direct customers a limited right to return, as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has passed, prescription trends and other relevant factors. We do not expect returned products to be resalable. There was no right of return asset as of June 30, 2026 or December 31, 2025.
The following table summarizes sales discounts and allowance activity as of and for the six months ended June 30, 2026:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2025	$63,356	$14,709	$78,065
Provision related to current period sales	64,116	36,072	100,188
Adjustments for prior period sales	(2,880)	(39)	(2,919)
Credits/payments made	(58,228)	(21,764)	(79,992)
Balances at June 30, 2026	$66,364	$28,978	$95,342
The provision of $64.1 million for rebates and chargebacks for the six months ended June 30, 2026 and its ending balance at June 30, 2026 primarily represent Medicaid rebates. The provision of $36.1 million for discounts, returns and other for the six months ended June 30, 2026 and its ending balance at June 30, 2026 primarily represents service fees, estimated product returns, co-pay assistance costs and prompt-pay discounts. NEREUSTM became commercially available in the U.S. in May 2026. The increase in the balance of discounts, returns and other as of June 30, 2026 relative to December 31, 2025 was primarily due to provisions for constrained revenue for the initial stocking of NEREUSTM by wholesalers.
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
Research and development expenses. Research and development expenses consist primarily of fees for services provided by third parties in connection with the clinical trials, costs of contract manufacturing services for clinical trial use, milestone payments made under licensing agreements prior to regulatory approval, costs of materials used in clinical trials and research and development, costs for regulatory consultants and filings, depreciation of capital resources used to develop products, related facilities costs and salaries, other employee-related costs and stock-based compensation for research and development personnel. We generally expense research and development costs as they are incurred for products in the development stage, including manufacturing costs and milestone payments made under license agreements prior to FDA approval. Upon and subsequent to FDA approval, manufacturing and milestone payments made under license agreements are capitalized. Milestone payments are accrued when it is deemed probable that the milestone event will be achieved. Costs related to the acquisition of intellectual property are expensed as incurred if the underlying technology is developed in connection with our research and development efforts and has no alternative future use.
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
Intangible assets and impairment of long-lived assets. Our intangible assets consist of capitalized license costs for products approved by the FDA or costs to acquire already commercialized products. We amortize our intangible assets on a straight-line basis over the estimated useful economic life of the related product patents. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to expected, historical or projected future operating results, a significant adverse change in legal or regulatory factors that could affect the value or patent life, including our ability to defend and enforce patent claims and other intellectual property rights, and significant negative industry or economic trends. When we determine that the carrying value of our intangible assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we measure any impairment based on the amount that carrying value exceeds fair value.
Income taxes. We assess the need for a valuation allowance against our deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. Projected pretax income includes significant assumptions related to revenue, which could be affected by the success of the commercial launches of Fanapt® in bipolar I disorder, PONVORY® in RMS, NEREUSTM in the prevention of vomiting induced by motion, which became commercially available in the U.S. in May 2026, and BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia, which was approved in February 2026, and HETLIOZ® generic competition, as well as commercial and research and development activities, including spend on our commercial launches and late-stage clinical activities and our ability to obtain regulatory approval from the FDA for products or new indications in development, among other factors. After considering all available positive and negative evidence, including but not limited to historical, current and future projected results and significant risks and uncertainties related to forecasts, we have concluded that it is not more likely than not that substantially all of our deferred tax assets are realizable in future periods and maintained a valuation allowance against all net deferred tax assets as of June 30, 2026 and December 31, 2025. The valuation allowance was recorded in the fourth quarter of 2025, resulting in a non-cash income tax expense of $113.7 million for the year ended December 31, 2025. If we have cumulative pretax income in future periods and if our projections indicate pretax income in future periods or if there are meaningful changes to our business operations, the conclusion about the appropriateness of the valuation allowance could change in a future period. A future reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction. The potential timing and amount of any future valuation allowance release has yet to be determined and requires an analysis that is highly dependent upon historical and future projected earnings, among other factors. Any such adjustment could have a material impact on our financial position and results of operations.
Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in Part I of this Quarterly Report for information on recent accounting pronouncements.
Results of Operations
We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including our and our partners’ ability to continue to successfully commercialize our products, including our newest products, NEREUSTM for the prevention of vomiting induced by motion, which was approved in December 2025 and became commercially available in the U.S. in May 2026, and BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia, which was approved in February 2026, the impact of regulatory changes to the pharmaceutical industry such as the Medicare Part D provisions of the Inflation Reduction Act of 2022, any possible payments made or received pursuant to license agreements, progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals and the status of existing and future potential litigation involving our products and intellectual property. See Note 14, Legal Matters, to the condensed consolidated financial statements included in Part I of this Quarterly Report for information on material legal matters.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Revenues. Total revenues decreased by $2.1 million, or 4%, to $50.5 million for the three months ended June 30, 2026 compared to $52.6 million for the three months ended June 30, 2025. Revenue from net product sales was as follows:

	Three Months Ended
(in thousands)	June 30, 2026	June 30, 2025	Net Change	Percent
Fanapt® net product sales	$35,989	$29,294	$6,695	23%
HETLIOZ® net product sales	5,576	16,192	(10,616)	(66)%
PONVORY® net product sales	7,935	7,104	831	12%
NEREUSTM net product sales	1,029	—	1,029	N/A
Total net product sales	$50,529	$52,590	$(2,061)	(4)%
Fanapt® net product sales increased by $6.7 million, or 23%, to $36.0 million for the three months ended June 30, 2026 compared to $29.3 million for the three months ended June 30, 2025. The increase to net product sales was primarily attributable to an increase in volume. An amount of variable consideration related to Fanapt® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2025.
HETLIOZ® net product sales decreased by $10.6 million, or 66%, to $5.6 million for the three months ended June 30, 2026 compared to $16.2 million for the three months ended June 30, 2025. The decrease to net product sales was attributable to a decrease in volume. Since the entrance of generic competition in the first quarter of 2023, HETLIOZ® dispenses have decreased. Additionally, inventory levels at our specialty pharmacy customers have been elevated relative to inventory levels prior to the entrance of generic competition. The elevated levels of inventory have resulted in longer periods to resolve uncertainties related to variable consideration. HETLIOZ® net product sales have been and may continue to fluctuate from quarter to quarter depending on when specialty pharmacy customers purchase again. During the second quarter of 2026, there was destocking of inventory by certain of our specialty pharmacy customers, as well as orders, totaling approximately $7.0 million in revenue, that were shipped on June 29, 2026 and arrived on July 1, 2026, both resulting in a decline in volume. These orders that did not arrive by quarter end will be recognized as revenue in the third quarter of 2026. HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S.
PONVORY® net product sales increased by $0.8 million, or 12%, to $7.9 million for the three months ended June 30, 2026 compared to $7.1 million for the three months ended June 30, 2025. An amount of variable consideration related to

PONVORY® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024.
NEREUSTM became commercially available in the U.S. in May 2026. NEREUSTM net product sales were $1.0 million for the three months ended June 30, 2026. During the three months ended June 30, 2026, there was an initial stocking of NEREUSTM by wholesalers and we constrained NEREUSTM net product sales. The constrained revenue relates to the uncertainties of patient demand and product returns related to the elevated levels of inventory on hand at wholesalers.
Cost of goods sold. Cost of goods sold increased by $0.8 million, or 30%, to $3.6 million for the three months ended June 30, 2026 compared to $2.7 million for the three months ended June 30, 2025. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs.
Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in Germany will end in October 2026 and third-party royalty costs on Fanapt® net product sales in the U.S. will end in November 2026. There are no third-party royalty costs on net sales of PONVORY®. Third-party royalty costs on NEREUSTM net product sales in the U.S. are tiered, up to the low double digits, and began with the U.S. commercial launch of NEREUSTM in May 2026.
We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage and generic competition. Our inventory balance consisted of $7.1 million of HETLIOZ® product and $3.1 million of other products as of June 30, 2026. Our inventory balance consisted of $7.8 million of HETLIOZ® product and $3.2 million of other products as of December 31, 2025. Net product sales during the three months ended June 30, 2026 was derived from zero-cost inventory related to inventory manufactured prior to when FDA approval of NEREUSTM was determined to be probable, which was previously expensed as research and development expense. For the three months ended June 30, 2026, the increase to cost of goods sold would not have been material if we included zero-cost inventory. As of June 30, 2026, the remaining zero-cost inventory that was previously expensed was $5.0 million, which consisted of work-in-process.
Research and development expenses. Research and development expenses increased by $15.0 million, or 68%, to $37.0 million for the three months ended June 30, 2026 compared to $22.0 million for the three months ended June 30, 2025. The increase was primarily due to higher expenses on our VQW-765 and various of our other development programs.
The following table summarizes the costs of our product development initiatives for the three months ended June 30, 2026 and 2025:

	Three Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Direct project costs (1)
Fanapt®	$5,900	$3,485
BYSANTITM	5,068	3,709
HETLIOZ®	5,288	3,774
PONVORY®	2,436	1,548
NEREUSTM	6,994	3,918
VQW-765	4,888	413
CFTR	882	1,932
VTR-297	1,321	808
Other	2,161	386
Total direct project costs	34,938	19,973
Indirect project costs (1)
Stock-based compensation	583	596
Other indirect overhead	1,432	1,421
Total indirect project costs	2,015	2,017
Total research and development expense	$36,953	$21,990

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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $7.2 million, or 11%, to $71.8 million for the three months ended June 30, 2026 compared to $64.6 million for the three months ended June 30, 2025. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on our continued commercialization efforts for our products, including the U.S. commercial launch of NEREUSTM initiated in May 2026 and the expansion of our sales force during 2025.
Intangible asset amortization. Intangible asset amortization was $2.0 million for the three months ended June 30, 2026 compared to $1.8 million for the three months ended June 30, 2025. Intangible asset amortization increased in 2026 due to the amortization of the NEREUSTM intangible asset, which was capitalized in December 2025.
Other income, net. Other income, net was $1.4 million for the three months ended June 30, 2026 compared to $3.6 million for the three months ended June 30, 2025. Other income primarily consists of investment income on our marketable securities.
Provision (benefit) for income taxes. We recorded an income tax provision of $0.1 million and a benefit for income taxes of $7.7 million for the three months ended June 30, 2026 and 2025, respectively. The income tax provision for the three months ended June 30, 2026 was driven by discrete income tax expense of $0.1 million. The income tax benefit for the three months ended June 30, 2025 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.4 million.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Revenues. Total revenues decreased by $0.4 million to $102.2 million for the six months ended June 30, 2026 compared to $102.6 million for the six months ended June 30, 2025. Revenues were as follows:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	Net Change	Percent
Fanapt® net product sales	$65,549	$52,839	$12,710	24%
HETLIOZ® net product sales	21,523	37,064	(15,541)	(42)%
PONVORY® net product sales	14,146	12,728	1,418	11%
NEREUSTM net product sales	1,029	—	1,029	N/A
Total net product sales	$102,247	$102,631	$(384)	—%
Fanapt® net product sales increased by $12.7 million, or 24%, to $65.5 million for the six months ended June 30, 2026 compared to $52.8 million for the six months ended June 30, 2025. The increase to net product sales was primarily attributable to an increase in volume, partially offset by a decrease in price net of deductions. An amount of variable consideration related to Fanapt® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2025.
HETLIOZ® net product sales decreased by $15.5 million, or 42%, to $21.5 million for the six months ended June 30, 2026 compared to $37.1 million for the six months ended June 30, 2025. The decrease to net product sales was attributable to a decrease in volume. Since the entrance of generic competition in the first quarter of 2023, HETLIOZ® dispenses have decreased. Additionally, inventory levels at our specialty pharmacy customers have been elevated relative to inventory levels prior to the entrance of generic competition. The elevated levels of inventory have resulted in longer periods to resolve uncertainties related to variable consideration. HETLIOZ® net product sales have been and may continue to fluctuate from quarter to quarter depending on when specialty pharmacy customers purchase again. During the second quarter of 2026, there was destocking of inventory by certain of our specialty pharmacy customers, as well as orders, totaling approximately $7.0 million in revenue, that were shipped on June 29, 2026 and arrived on July 1, 2026, both resulting in a decline in volume. These orders that did not arrive by quarter end will be recognized as revenue in the third quarter of 2026. HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S.

PONVORY® net product sales increased by $1.4 million, or 11%, to $14.1 million for the six months ended June 30, 2026 compared to $12.7 million for the six months ended June 30, 2025. An amount of variable consideration related to PONVORY® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024.
NEREUSTM became commercially available in the U.S. in May 2026. NEREUSTM net product sales were $1.0 million for the six months ended June 30, 2026. During the six months ended June 30, 2026, there was an initial stocking of NEREUSTM by wholesalers and we constrained NEREUSTM net product sales. The constrained revenue relates to the uncertainties of patient demand and product returns related to the elevated levels of inventory on hand at wholesalers.
Cost of goods sold. Cost of goods sold increased by $0.5 million, or 7%, to $6.7 million for the six months ended June 30, 2026 compared to $6.3 million for the six months ended June 30, 2025. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs.
Third-party royalty costs were 6% of Fanapt® net product sales and 5% of HETLIOZ® net product sales in Germany. Third-party royalty costs on HETLIOZ® net product sales in Germany will end in October 2026 and third-party royalty costs on Fanapt® net product sales in the U.S. will end in November 2026. There are no third-party royalty costs on net sales of PONVORY®. Third-party royalty costs on NEREUSTM net product sales in the U.S. are tiered up to the low double digits, and began with the U.S. commercial launch of NEREUSTM in May 2026.
We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $7.1 million of HETLIOZ® product and $3.1 million of other products as of June 30, 2026. Our inventory balance consisted of $7.8 million of HETLIOZ® product and $3.2 million of other products as of December 31, 2025. Net product sales during the six months ended June 30, 2026 was derived from zero-cost inventory related to inventory manufactured prior to when FDA approval of NEREUSTM was determined to be probable, which was previously expensed as research and development expense. For the six months ended June 30, 2026, the increase to cost of goods sold would not have been material if we included zero-cost inventory. As of June 30, 2026, the remaining zero-cost inventory that was previously expensed was $5.0 million, which consisted of work-in-process.
Research and development expenses. Research and development expenses increased by $7.7 million, or 13%, to $65.4 million for the six months ended June 30, 2026 compared to $57.7 million for the six months ended June 30, 2025. The increase was primarily due to an increase in expenses for our VQW-765, Fanapt® and various of our other development programs, partially offset by lower expenses on our QuimilzaTM program. Research and development expenses for the six months ended June 30, 2025 included an upfront payment to AnaptysBio, Inc. for the exclusive, global license to develop, manufacture, and commercialize QuimilzaTM and drug supply.

The following table summarizes the costs of our product development initiatives for the six months ended June 30, 2026 and 2025:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Direct project costs (1)
Fanapt®	$10,859	$7,235
BYSANTITM	9,318	6,399
HETLIOZ®	8,061	6,914
PONVORY®	5,285	3,890
NEREUSTM	9,805	8,015
QuimilzaTM	2,974	14,370
VQW-765	8,209	650
CFTR	2,866	3,387
VTR-297	2,763	1,583
Other	1,231	850
Total direct project costs	61,371	53,293
Indirect project costs (1)
Stock-based compensation	1,184	1,361
Other indirect overhead	2,833	3,048
Total indirect project costs	4,017	4,409
Total research and development expense	$65,388	$57,702
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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $25.5 million, or 22%, to $140.2 million for the six months ended June 30, 2026 compared to $114.7 million for the six months ended June 30, 2025. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on our continued commercialization efforts for our commercial launches of our products, including the U.S. commercial launch of NEREUSTM initiated in May 2026 and the expansion of our sales force during 2025.
Intangible asset amortization. Intangible asset amortization was $4.0 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. Intangible asset amortization increased in 2026 due to the amortization of the NEREUSTM intangible asset, which was capitalized in December 2025.
Other income, net. Other income, net was $3.2 million for the six months ended June 30, 2026 compared to $7.3 million for the six months ended June 30, 2025. Other income primarily consists of investment income on our marketable securities.
Provision (benefit) for income taxes. We recorded an income tax provision of $0.3 million and a benefit for income taxes of $15.6 million for the six months ended June 30, 2026 and 2025, respectively. The income tax provision for the six months ended June 30, 2026 was driven by discrete income tax expense of $0.2 million. The income tax benefit for the six months ended June 30, 2025 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.8 million.
Liquidity and Capital Resources
As of June 30, 2026, our total cash and cash equivalents and marketable securities were $170.0 million compared to $263.8 million at December 31, 2025. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government-sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of June 30, 2026 and December 31, 2025 are summarized as follows:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$55,882	$84,851
Marketable securities:
U.S. Treasury and government agencies	97,804	153,735
Corporate debt	16,343	25,261
Total marketable securities	114,147	178,996
Total cash, cash equivalents and marketable securities	$170,029	$263,847
As of June 30, 2026, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
In the normal course of our business, we regularly enter into agreements with third-party vendors under fee service arrangements which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination. Occasionally, we enter into short- and long-term agreements with third-party vendors that are non-cancellable. Our short-term non-cancellable purchase commitments primarily relate to inventory and clinical manufacturing purchase commitments, for which the production is expected to be completed within a one-year period, and certain marketing activities. Our non-cancellable purchase commitments for agreements with a remaining non-cancellable term longer than one year from June 30, 2026 primarily relate to commitments for marketing activities, inventory purchase commitments for certain of our commercial products and data services. Various other long-term agreements entered into for services with other third-party vendors are cancellable in nature or contain variable commitment terms within the agreement that are within our control. We also have long-term contractual obligations related to our leases and license agreements. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I of this Quarterly Report for more information about these commitments.
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
Based on our current operating plans, which include continued investment in support of our commercial products, including the ongoing commercial launch of NEREUSTM for the prevention of vomiting induced by motion, which became commercially available in the U.S. in May 2026, and the upcoming commercial launch of BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia, continued clinical development of our commercial and other products, pursuit of regulatory approval of QuimilzaTM, pursuit of further regulatory approvals for our currently approved products and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months as of the date the financial statements were issued. Our activities will necessitate significant working capital through 2026 and beyond, and future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, including the commercial launches of NEREUSTM and BYSANTITM, a regulatory approval of QuimilzaTM, the magnitude of our discovery, preclinical and clinical development programs and potential costs to acquire or license the rights to additional products.
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
Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	Net Change
Net cash provided by (used in):
Operating activities:
Net loss	$(111,080)	$(56,701)	$(54,379)
Non-cash charges	12,496	(5,106)	17,602
Net change in operating assets and liabilities	17,296	13,408	3,888
Operating activities	(81,288)	(48,399)	(32,889)
Investing activities:
Acquisition of intangible asset	(10,000)	—	(10,000)
Purchases of property and equipment	(411)	(735)	324
Net purchases, sales and maturities of marketable securities	64,455	29,367	35,088
Investing activities	54,044	28,632	25,412
Financing activities:
Principal payments on finance leases	(1,632)	(834)	(798)
Tax obligations paid in connection with settlement of restricted stock units	—	(915)	915
Financing activities	(1,632)	(1,749)	117
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(93)	183	(276)
Net change in cash, cash equivalents and restricted cash	$(28,969)	$(21,333)	$(7,636)
Operating Activities. Cash flows used in operating activities during the six months ended June 30, 2026 were $81.3 million, an increase of $32.9 million compared to $48.4 million during the six months ended June 30, 2025. The increase reflects an increase in net loss of $54.4 million, $3.9 million from the net change in operating assets and liabilities and $17.6 million in non-cash charges primarily due to a valuation allowance against all of our deferred tax assets in 2026. The increase from net change in operating assets and liabilities was due to timing for our accounts receivable including NEREUSTM inventory stocking by wholesaler customers and HETLIOZ® destocking by certain specialty pharmacy customers during the second quarter of 2026, and product revenue allowances, including the impact of constraining NEREUSTM revenue in the second quarter of 2026.
Investing Activities. Cash flows provided by investing activities during the six months ended June 30, 2026 were $54.0 million, an increase of $25.4 million compared to $28.6 million during the six months ended June 30, 2025. The change in investing activities primarily reflects the net use of cash and cash equivalents and maturities of the investments in our portfolio of marketable securities. The $10.0 million milestone payment owed to Eli Lilly and Company for the FDA’s approval of NEREUSTM for the prevention of vomiting induced by motion was accrued as of December 31, 2025 and paid in 2026.
Financing Activities. Cash flows used in financing activities during the six months ended June 30, 2026 were $1.6 million, a decrease of $0.1 million compared to $1.7 million during the six months ended June 30, 2025. Financing activities include principal payments for our finance lease liabilities and tax obligations paid in connection with settlement of restricted stock units.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2026, the end of the period covered by this quarterly report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings
Information with respect to this item may be found in Note 14, Legal Matters, to the condensed consolidated financial statements in Part I of this quarterly report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A	Risk Factors
We previously disclosed in Part I, Item 1A of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 12, 2026, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report for the fiscal year ended December 31, 2025.
Our business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.
Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we or our third-party suppliers manufacture or source products, could have a material adverse effect on our business and financial results. Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. On April 2, 2026, the President issued a proclamation under Section 232 of the Trade Expansion Act of 1962, following the completion of the U.S. Department of Commerce’s Section 232 investigation into the national security implications of pharmaceutical and active pharmaceutical ingredients (API) imports, imposing a 100% ad valorem tariff on imports of patented pharmaceutical products and associated pharmaceutical ingredients, including APIs. For the large pharmaceutical companies identified in the proclamation, the tariffs become effective on July 31, 2026; for all other importers, the tariffs become effective on September 29, 2026. The proclamation provides for reduced or zero tariff rates in certain circumstances, including exemptions for generic pharmaceuticals, U.S.-origin products, and certain specialty products, such as drugs for which all approved indications carry orphan drug designation under the Orphan Drug Act, subject to specified conditions. We do not have in-house manufacturing capability and depend on a limited number of third-party manufacturers and API formulators, certain of which are located outside the U.S. or source APIs, raw materials, laboratory equipment and research material and components from other countries. To the extent the new tariffs apply to our products or their inputs and are not subject to an exemption or reduced rate, they could increase our costs and reduce our margins. The extent and duration of these and any future tariffs and trade restrictions, and the resulting impact on general economic conditions and our business, are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, the availability and scope of exemptions or exclusions that may be granted, including any orphan drug exemption potentially relevant to certain of our products, the outcome of any legal challenges to these measures and the availability and cost of alternative sources of supply and availability and cost of alternative locations of manufacturing facility in the U.S. or lower tariff jurisdiction. Introducing a replacement manufacturer or supplier for our products requires a lengthy regulatory and commercial process, including FDA approval of chemistry, manufacturing and controls (CMC) changes, and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion, or at all. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3	Defaults Upon Senior Securities
None.

ITEM 4	Mine Safety Disclosures
Not applicable.

ITEM 5	Other Information
During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. Furthermore, during the fiscal quarter ended June 30, 2026, we did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

10.1*	Amendment No. 8 to Lease, dated as of May 1, 2026, by and between Square 54 Office Owner LLC and Vanda Pharmaceuticals Inc. (filed herewith).

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

August 6, 2026	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

August 6, 2026	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)