Form 10-Q
period 2026-09-30
Vanda Pharmaceuticals Inc.
filed 2026-10-29
CIK 1347178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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

As of October 22, 2026, there were 60,469,687 shares of the registrant’s common stock issued and outstanding.

Vanda Pharmaceuticals Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2026

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
•our ability to commercialize BYSANTITM (milsaperidone) for the acute treatment of manic or mixed episodes associated with bipolar I disorder and the treatment of schizophrenia;
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
We encourage you to read Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our unaudited condensed consolidated financial statements contained in this Quarterly Report. In addition to the risks described in Part I, Item 1A, Risk Factors, of our annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2025 and in Part II, Item 1A, Risk Factors, of any Quarterly Report filed subsequent to our Annual Report, other unknown or unpredictable factors could also affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Part I — FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share and per share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$61,933	$84,851
Marketable securities	78,561	178,996
Accounts receivable, net	60,316	54,578
Inventory	1,528	1,852
Prepaid expenses and other current assets	36,129	26,985
Total current assets	238,467	347,262
Property and equipment, net	3,029	2,248
Operating lease right-of-use assets	14,225	3,923
Finance lease right-of-use assets	5,949	7,343
Intangible assets, net	111,128	117,089
Non-current inventory and other	9,529	11,083
Total assets	$382,327	$488,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,588	$68,297
Product revenue allowances	94,392	76,865
Total current liabilities	154,980	145,162
Operating lease non-current liabilities	14,949	2,991
Finance lease non-current liabilities	2,345	4,076
Other non-current liabilities	10,195	9,533
Total liabilities	182,469	161,762
Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, and no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 60,469,187 and 59,101,630 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	60	59
Additional paid-in capital	728,272	721,264
Accumulated other comprehensive income (loss)	(66)	629
Accumulated deficit	(528,408)	(394,766)
Total stockholders’ equity	199,858	327,186
Total liabilities and stockholders’ equity	$382,327	$488,948
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
Net product sales	$69,815	$56,258	$172,062	$158,889
Total revenues	69,815	56,258	172,062	158,889
Operating expenses:
Cost of goods sold excluding amortization	4,152	2,954	10,871	9,211
Research and development	27,622	22,563	93,010	80,265
Selling, general and administrative	59,575	60,273	199,774	174,973
Intangible asset amortization	1,987	1,752	5,961	5,255
Total operating expenses	93,336	87,542	309,616	269,704
Loss from operations	(23,521)	(31,284)	(137,554)	(110,815)
Other income, net	1,133	2,894	4,358	10,170
Loss before income taxes	(22,388)	(28,390)	(133,196)	(100,645)
Provision (benefit) for income taxes	174	(5,804)	446	(21,358)
Net loss	$(22,562)	$(22,586)	$(133,642)	$(79,287)
Net loss per share:
Basic	$(0.37)	$(0.38)	$(2.23)	$(1.35)
Diluted	$(0.37)	$(0.38)	$(2.23)	$(1.35)
Weighted average shares outstanding:
Basic	60,465,170	59,091,478	60,054,252	58,873,268
Diluted	60,465,170	59,091,478	60,054,252	58,873,268
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(22,562)	$(22,586)	$(133,642)	$(79,287)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(5)	(3)	(26)	82
Change in net unrealized gain (loss) on marketable securities	(99)	190	(669)	496
Tax provision on other comprehensive income (loss)	—	(43)	—	(112)
Other comprehensive income (loss), net of tax	(104)	144	(695)	466
Comprehensive loss	$(22,666)	$(22,442)	$(134,337)	$(78,821)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2025	59,101,630	$59	$721,264	$629	$(394,766)	$327,186
Issuance of common stock from the exercise of stock options and settlement of equity awards	1,033,432	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,563	—	—	2,563
Net loss	—	—	—	—	(48,567)	(48,567)
Other comprehensive loss, net of tax	—	—	—	(417)	—	(417)
Balances at March 31, 2026	60,135,062	$60	$723,826	$212	$(443,333)	$280,765
Issuance of common stock from the exercise of stock options and settlement of equity awards	319,625	—	—	—	—	—
Stock-based compensation expense	—	—	2,107	—	—	2,107
Net loss	—	—	—	—	(62,513)	(62,513)
Other comprehensive loss, net of tax	—	—	—	(174)	—	(174)
Balances at June 30, 2026	60,454,687	$60	$725,933	$38	$(505,846)	$220,185
Issuance of common stock from the exercise of stock options and settlement of equity awards	14,500	—	—	—	—	—
Stock-based compensation expense	—	—	2,339	—	—	2,339
Net loss	—	—	—	—	(22,562)	(22,562)
Other comprehensive loss, net of tax	—	—	—	(104)	—	(104)
Balances at September 30, 2026	60,469,187	$60	$728,272	$(66)	$(528,408)	$199,858
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except for share amounts)	Shares	Par Value
Balances at December 31, 2024	58,310,644	$58	$712,706	$74	$(174,292)	$538,546
Issuance of common stock from the exercise of stock options and settlement of equity awards, net of shares withheld for taxes	623,338	1	(916)	—	—	(915)
Stock-based compensation expense	—	—	2,971	—	—	2,971
Net loss	—	—	—	—	(29,494)	(29,494)
Other comprehensive income, net of tax	—	—	—	309	—	309
Balances at March 31, 2025	58,933,982	$59	$714,761	$383	$(203,786)	$511,417
Issuance of common stock from the exercise of stock options and settlement of equity awards	146,648	—	—	—	—	—
Stock-based compensation expense	—	—	2,106	—	—	2,106
Net loss	—	—	—	—	(27,207)	(27,207)
Other comprehensive income, net of tax	—	—	—	13	—	13
Balances at June 30, 2025	59,080,630	$59	$716,867	$396	$(230,993)	$486,329
Issuance of common stock from the exercise of stock options and settlement of equity awards	15,000	—	—	—	—	—
Stock-based compensation expense	—	—	2,112	—	—	2,112
Net loss	—	—	—	—	(22,586)	(22,586)
Other comprehensive income, net of tax	—	—	—	144	—	144
Balances at September 30, 2025	59,095,630	$59	$718,979	$540	$(253,579)	$465,999
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANDA PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net loss	$(133,642)	$(79,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	783	799
Stock-based compensation	7,009	7,189
Amortization of premiums and accretion of discounts on marketable securities	(208)	(1,797)
Intangible asset amortization	5,961	5,255
Right-of-use asset amortization	4,050	2,694
Deferred income taxes	—	(21,743)
Other non-cash adjustments, net	1,094	1,583
Changes in operating assets and liabilities:
Accounts receivable	(5,789)	(3,388)
Prepaid expenses and other assets	(8,741)	(6,123)
Inventory	330	(2,186)
Accounts payable and other liabilities	1,685	6,743
Product revenue allowances	17,745	10,236
Net cash used in operating activities	(109,723)	(80,025)
Cash flows from investing activities
Acquisition of intangible asset	(10,000)	—
Purchases of property and equipment	(722)	(896)
Purchases of marketable securities	—	(110,347)
Sales and maturities of marketable securities	99,974	161,237
Net cash provided by investing activities	89,252	49,994
Cash flows from financing activities
Principal payments on finance leases	(2,509)	(1,351)
Tax obligations paid in connection with settlement of restricted stock units	—	(915)
Net cash used in financing activities	(2,509)	(2,266)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(42)	3
Net change in cash, cash equivalents and restricted cash	(23,022)	(32,294)
Cash, cash equivalents and restricted cash
Beginning of period	85,320	102,785
End of period	$62,298	$70,491
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
•HETLIOZ® for the treatment of jet lag disorder, insomnia, pediatric insomnia, delayed sleep-wake phase disorder (DSWPD) and pediatric Non-24;
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
Based on the Company’s current operating plans, which include continued investment in support of its commercial products, including the ongoing commercial launch of NEREUSTM for the prevention of vomiting induced by motion, which became commercially available in the United States (U.S.) in May 2026, and the upcoming commercial launch of BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia, continued clinical development of its commercial and other products, pursuit of regulatory approval of QuimilzaTM, pursuit of further regulatory approvals for its currently approved products and payments due upon achievement of milestones under its license agreements, the Company believes that its cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months as of the date the financial statements were issued. The Company’s activities will necessitate significant working capital through 2026 and beyond, and future cash requirements and the adequacy of its available funds will depend on many factors, primarily including the Company’s ability to generate revenue, the scope and costs of its commercial, manufacturing and process development activities, including the commercial launches of NEREUSTM and BYSANTITM, a potential regulatory approval of QuimilzaTM, the magnitude of its discovery, preclinical and clinical development programs and potential costs to acquire or license the rights to additional products. The Company may need or desire to obtain additional capital to finance its operations through debt, equity or alternative financing arrangements. The Company may also seek capital through collaborations or partnerships with other companies. If the Company is unable to obtain additional financing, it may be required to reduce the scope of its future activities.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Vanda Pharmaceuticals Inc. and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2025. The financial information as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total end of period cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025:

(in thousands)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$61,933	$70,022
Restricted cash included in:
Prepaid expenses and other current assets	—	103
Non-current inventory and other	365	366
Total cash, cash equivalents and restricted cash	$62,298	$70,491
Revenue from Net Product Sales
Net sales by product for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fanapt® net product sales	$38,765	$31,245	$104,314	$84,084
HETLIOZ® net product sales	21,689	17,978	43,212	55,042
PONVORY® net product sales	7,749	7,035	21,895	19,763
NEREUSTM net product sales	1,612	—	2,641	—
Total net product sales	$69,815	$56,258	$172,062	$158,889

Since the entrance of generic competition in the first quarter of 2023, HETLIOZ® dispenses have decreased. Additionally, inventory levels at the Company’s specialty pharmacy customers have been elevated relative to inventory levels prior to the entrance of generic competition. HETLIOZ® net product sales have been and may continue to fluctuate from quarter to quarter depending on when specialty pharmacy customers purchase again. HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S. The volume in the third quarter of 2026 includes the recognition of revenue totaling approximately $7.0 million for orders that were shipped on June 29, 2026 and arrived on July 1, 2026, which is the point at which control is transferred to the customer.
NEREUSTM became commercially available in the U.S. in May 2026. During the second quarter of 2026, there was an initial stocking of NEREUSTM by wholesalers. The Company constrained NEREUSTM net product sales to these wholesaler customers for the three and nine months ended September 30, 2026 to an amount not probable of significant revenue reversal due to the uncertainties of patient demand and product returns related to the elevated levels of inventory on hand at wholesalers.
The Company recognized an increase to net product sales of $3.8 million and $5.8 million during the nine months ended September 30, 2026 and 2025, respectively, for changes in estimates on variable consideration for performance obligations satisfied in previous periods across the Company’s commercial products. The elevated levels of HETLIOZ® inventory have resulted in longer periods to resolve uncertainties related to variable consideration. Furthermore, an amount of variable consideration related to Fanapt® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2025. An amount of variable consideration related to PONVORY® net product sales is also subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024. The Company’s balance of rebates and chargebacks was $69.8 million and $63.4 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s balance of discounts, returns and other product allowances was $25.7 million and $14.7 million as of September 30, 2026 and December 31, 2025, respectively.
Major Customers
Fanapt® and NEREUSTM are available in the U.S. for distribution through a limited number of wholesalers and are also available in retail pharmacies. In addition, NEREUSTM is available by prescription directly through the nereus.us website. HETLIOZ® is available in the U.S. for distribution through a limited number of specialty pharmacies and is not available in retail pharmacies. PONVORY® is available in the U.S. for distribution primarily through a limited number of specialty distributors and specialty pharmacies. The Company invoices and records revenue when its customers, wholesalers, specialty pharmacies and specialty distributors, receive product from the third-party logistics warehouse, which is the point at which control is transferred to the customer. Revenues and accounts receivable are concentrated with these customers. Outside the U.S., the Company has a distribution agreement for the commercialization of Fanapt® in Israel and sells HETLIOZ® in Germany. There were four major customers that each accounted for more than 10% of total revenues and, as a group, represented 77% of total revenues for the nine months ended September 30, 2026. There were four major customers that each accounted for more than 10% of accounts receivable and, as a group, represented 78% of total accounts receivable at September 30, 2026. Receivables are carried at the transaction price paid by wholesalers, specialty pharmacies and specialty distributors, net of estimated prompt-pay discounts and allowance for credit losses. Payment terms differ by customer but are based on customary commercial terms and typically range between thirty and sixty days. Allowance for credit losses is measured using historical loss rates based on the aging of receivables and incorporating current conditions and forward-looking estimates.
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

3. Marketable Securities
The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2026, which all have contractual maturities of less than two years:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
U.S. Treasury and government agencies	$64,788	$5	$(65)	$64,728
Corporate debt	13,868	—	(35)	13,833
Total marketable securities	$78,656	$5	$(100)	$78,561
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
4. Fair Value Measurements
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 — defined as observable inputs such as quoted prices in active markets
•Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
The Company’s assets classified in Level 1 and Level 2 as of September 30, 2026 and December 31, 2025 consist of cash equivalents and available-for-sale marketable securities. The valuation of Level 1 instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of Level 2 instruments is also determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include certificates of deposit, commercial paper and corporate notes that use as their basis readily observable market parameters.
The Company held certain assets that are required to be measured at fair value on a recurring basis as of September 30, 2026, as follows:

		Fair Value Measurement as of September 30, 2026 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$64,728	$64,728	$—	$—
Corporate debt	13,833	—	13,833	—
Total assets measured at fair value	$78,561	$64,728	$13,833	$—

The Company held certain assets that are required to be measured at fair value on a recurring basis as of December 31, 2025, as follows:

		Fair Value Measurement as of December 31, 2025 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and government agencies	$153,735	$153,735	$—	$—
Corporate debt	25,261	—	25,261	—
Total assets measured at fair value	$178,996	$153,735	$25,261	$—
Total assets measured at fair value as of September 30, 2026 and December 31, 2025 include no cash equivalents.
The Company also has financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities and product revenue allowances, the carrying values of which materially approximate their fair values.
5. Inventory
Inventory consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Current assets
Work-in-process	$33	$—
Finished goods	1,495	1,852
Total inventory, current	$1,528	$1,852
Non-Current assets
Raw materials	$934	$934
Work-in-process	5,550	5,996
Finished goods	1,640	2,238
Total inventory, non-current	8,124	9,168
Total inventory	$9,652	$11,020
Inventory, which is recorded at the lower of cost or net realizable value, includes the cost of third-party manufacturing and other direct and indirect costs and is valued using the first-in, first-out method. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life, taking into account all possible alternative uses for the inventory available in the ordinary course of business. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage and generic competition. The Company’s inventory balance consisted of $6.6 million of HETLIOZ® product and $3.1 million of other products as of September 30, 2026. The Company’s inventory balance consisted of $7.8 million of HETLIOZ® product and $3.2 million of other products as of December 31, 2025.
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
The following is a summary of the Company’s amortizing intangible assets as of September 30, 2026:

		September 30, 2026
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$19,960	$13,040
PONVORY®	2042	104,894	16,100	88,794
NEREUSTM	2036	10,000	706	9,294
Total amortizing intangible assets		$147,894	$36,766	$111,128
The following is a summary of the Company’s amortizing intangible assets as of December 31, 2025:

		December 31, 2025
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HETLIOZ®	2035	$33,000	$18,863	$14,137
PONVORY®	2042	104,894	11,942	92,952
NEREUSTM	2036	10,000	—	10,000
Total amortizing intangible assets		$147,894	$30,805	$117,089
As of September 30, 2026 and December 31, 2025, the Company also had $27.9 million of fully amortized intangible assets related to Fanapt®.
Intangible assets are amortized over their estimated useful economic life using the straight-line method. Amortization expense was $2.0 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense was $6.0 million and $5.3 million for the nine months ended September 30, 2026 and 2025, respectively.
The following is a summary of the future intangible asset amortization schedule as of September 30, 2026:

(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
HETLIOZ®	$13,040	$365	$1,463	$1,463	$1,463	$1,463	$6,823
PONVORY®	88,794	1,386	5,544	5,544	5,544	5,544	65,232
NEREUSTM	9,294	235	941	941	941	941	5,295
Total amortization expense	$111,128	$1,986	$7,948	$7,948	$7,948	$7,948	$77,350

7. Accounts Payable and Accrued Liabilities
The following is a summary of the Company’s accounts payable and accrued liabilities as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Research and development expenses	$23,905	$18,917
Professional fees	11,702	16,506
Compensation and employee benefits	9,766	10,322
Finance lease liabilities	4,022	3,403
Royalties payable	2,556	2,057
Operating lease liabilities	655	2,152
Milestone obligations under license agreements	—	10,000
Accounts payable and other accrued liabilities	7,982	4,940
Total accounts payable and accrued liabilities	$60,588	$68,297
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
HETLIOZ®. In February 2004, the Company entered into a license agreement with BMS under which it received an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize HETLIOZ®. As of September 30, 2026, the Company has paid BMS $37.5 million in upfront fees and milestone obligations, including $33.0 million of regulatory approval and commercial milestones capitalized as intangible assets (see Note 6, Intangible Assets). The Company has no remaining milestone obligations to BMS. Additionally, the Company is obligated to make royalty payments on HETLIOZ® net sales to BMS in each territory where the Company commercializes HETLIOZ® for a period of 10 years following the first commercial sale in the territory. The royalty is 5% on net sales in territories outside the U.S. The Company’s obligation to pay royalties in the U.S. ended in April 2024. The Company is also obligated under the license agreement to pay BMS a percentage of any sublicense fees, upfront payments and milestone and other payments (excluding royalties) that it receives from a third party in connection with any sublicensing arrangement, at a rate which is in the mid-twenties. The Company is obligated to use commercially reasonable efforts to develop and commercialize HETLIOZ®.
NEREUSTM. In April 2012, the Company entered into a license agreement with Lilly under which it acquired an exclusive worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize NEREUSTM for all human indications. Lilly is eligible to receive future payments based upon achievement of specified development, regulatory approval and commercialization milestones as well as tiered royalties on net sales at percentage rates up to the low double digits. As of September 30, 2026, the Company has paid Lilly $15.0 million in upfront fees and development milestones, including a $10.0 million milestone paid to Lilly during the first quarter of 2026 for the FDA’s approval of the Company’s NDA for the prevention of vomiting induced by motion in the fourth quarter of 2025, which was accrued as a current liability on the Consolidated Balance Sheets as of December 31, 2025. As of September 30, 2026, remaining milestone obligations include a $5.0 million milestone for the first approval of an application for marketing authorization for NEREUSTM in the E.U. and up to $80.0 million for sales milestones. The Company is obligated to use commercially reasonable efforts to develop and commercialize NEREUSTM.
QuimilzaTM. In January 2025, the Company entered into an exclusive global license agreement with AnaptysBio, Inc. (Anaptys) under which it acquired the worldwide rights to develop, manufacture and commercialize QuimilzaTM. Under the terms of the agreement, which was accounted for as an asset acquisition, the Company made an upfront payment of $10.0 million to Anaptys and an additional $5.0 million payment for drug supply, $14.4 million of which was included in research and development expense on the Consolidated Statements of Operations for the year ended December 31, 2025. Anaptys is eligible to receive future payments based upon achievement of specified regulatory approval and commercialization milestones, as well as a 10% royalty on global net sales. As of September 30, 2026, remaining milestone obligations include up to $35.0 million for future regulatory approval and sales milestones, including $5.0 million each for the first approval of an application for marketing authorization for QuimilzaTM in the U.S. and E.U. and $25.0 million for a sales milestone. The Company is obligated to use commercially reasonable efforts to develop and commercialize QuimilzaTM.
Portfolio of CFTR activators and inhibitors. In March 2017, the Company entered into a license agreement with the University of California San Francisco (UCSF), under which it acquired an exclusive worldwide license to develop and commercialize a portfolio of CFTR activators and inhibitors. Pursuant to the license agreement, the Company will develop and commercialize the CFTR activators and inhibitors and is responsible for all development costs, including current pre-investigational new drug development work. UCSF is eligible to receive future payments based upon achievement of specified development and commercialization milestones as well as single-digit royalties on net sales. As of September 30, 2026, the Company has paid UCSF $1.8 million in upfront fees and development milestones. As of September 30, 2026, remaining milestone obligations include $11.9 million for development milestones and $33.0 million for future regulatory approval and sales milestones. Included in the $11.9 million of development milestones are $1.1 million of milestone obligations due upon the conclusion of clinical studies for each licensed product, not to exceed $3.2 million in total for the CFTR portfolio.
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
Other Agreements
Clinical Trial Agreement. In December 2024, the Company entered into an agreement with a third party to jointly design and complete a pediatric study for PONVORY® required by the FDA and the European Medicines Agency. Pursuant to the agreement, the Company will bear the primary responsibility for completing the clinical trial, and the third party will bear primary responsibility for manufacturing the clinical study product. All costs associated with the pediatric study will be shared equally by the Company and the third party. As the Company and the third party are both active participants in the research activities and both parties are exposed to significant risks and rewards, the agreement is being accounted for under Accounting Standards Codification (ASC) 808. Furthermore, no parts of the agreement are within the scope of ASC 606, because the Company determined that performing research and development activities on behalf of other parties is not part of the ordinary activities of its business. Therefore, reimbursements from the third party for research and development costs are recorded as reductions to research and development expense as incurred. Expenses recognized by the Company related to activities under the collaborative arrangement, which commenced during the first quarter of 2025, were $0.7 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively, which were reduced by amounts reimbursable from the third party of $0.1 million and $1.0 million, respectively.
Lease Agreements. In May 2026, the Company entered into an amendment to the operating lease for its headquarters at 2200 Pennsylvania Avenue, N.W. in Washington, D.C. The amendment extended the term of the lease from July 2028 to July 2038, among other terms. The Company has the right to renew the lease for five years following its amended expiration date in July 2038. As of September 30, 2026, the renewal period has not been included in the lease term. As a result of this amendment, the Company reassessed the classification of the lease, determining it remains an operating lease, and remeasured the operating lease right-of-use asset and liability balances using an updated discount rate, resulting in the capitalization of $10.0 million in its Condensed Consolidated Balance Sheets during the nine months ended September 30, 2026.

In August 2024, the Company entered into a master lease agreement for vehicles to be utilized by the Company’s sales force. The individual car leases commence upon delivery of the vehicles. Delivery of these vehicles began in the fourth quarter of 2024, and they were determined to be finance leases upon lease commencement. The contractual period of each lease is three years. The Company continues to lease additional cars under the master lease agreement. The Company capitalized $1.2 million and $1.6 million for car leases that commenced during the nine months ended September 30, 2026 and 2025, respectively, all of which were determined to be finance leases. Total fixed payments for the vehicle leases that had not yet commenced as of September 30, 2026 are estimated to be $1.4 million, payable over initial terms of three years, and subject to change upon finalization of each vehicle lease contract.
For further information regarding the Company’s lease agreements, see Note 8, Leases, to the consolidated financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2025.
Purchase Commitments
In the normal course of its business, the Company regularly enters into agreements with third-party vendors under fee service arrangements, which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by the Company’s contractors in closing out work in progress as of the effective date of termination. Occasionally, the Company enters into short- and long-term agreements with third-party vendors that are non-cancellable. The Company’s short-term non-cancellable purchase commitments primarily relate to inventory and clinical manufacturing purchase commitments, for which the production is expected to be completed within a one-year period, and certain marketing activities. The Company’s unrecognized non-cancellable purchase commitments for agreements with a remaining non-cancellable term longer than one year from September 30, 2026 primarily relate to commitments for marketing activities, inventory purchase commitments for certain of the Company’s commercial products and data services, of which $3.0 million, $12.9 million, $7.4 million and $2.6 million are expected to be paid in 2026, 2027, 2028 and 2029, respectively. Various other long-term agreements entered into for services with other third-party vendors are cancellable in nature or contain variable commitment terms within the agreement that are within the Company’s control.
9. Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income, net of taxes, were as follows as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Foreign currency translation	$42	$68
Unrealized gain (loss) on marketable securities	(108)	561
Accumulated other comprehensive income (loss)	$(66)	$629
10. Stock-Based Compensation
As of September 30, 2026, there were 8,097,472 shares subject to outstanding options, restricted stock units (RSUs) and performance restricted stock units (PSUs) under the Amended and Restated 2016 Equity Incentive Plan (2016 Plan). No awards remain in effect under the 2006 Equity Incentive Plan (2006 Plan, and together with the 2016 Plan, Plans), which expired by its terms in April 2016. In June 2016, the Company’s stockholders approved the 2016 Plan. The 2016 Plan has been amended a number of times since to increase the number of shares reserved for issuance, among other administrative changes, including, but not limited to, an amendment to eliminate its term. Each of the amendments to the 2016 Plan was approved by the Company’s stockholders. There is a total of 20,690,000 shares of common stock authorized for issuance under the 2016 Plan, 6,135,078 shares of which remained available for future grant as of September 30, 2026.
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
As of September 30, 2026, $0.2 million of unrecognized compensation costs related to unvested service option awards are expected to be recognized over a weighted average period of 0.2 years. No option awards are classified as a liability as of September 30, 2026.
A summary of option activity under the Plans for the nine months ended September 30, 2026 follows:

(in thousands, except for share and per share amounts)	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	4,490,324	$12.75	4.74	$2,698
Forfeited	(17,762)	7.05
Expired	(742,068)	12.73
Outstanding at September 30, 2026	3,730,494	12.78	4.36	—
Exercisable at September 30, 2026	3,656,762	12.90	4.32	—
Vested and expected to vest at September 30, 2026	3,730,300	12.78	4.36	—
There were no options granted during the nine months ended September 30, 2026 and 2025. There were no options exercised for the nine months ended September 30, 2026 and 2025.
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
As of September 30, 2026, $17.6 million of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 1.8 years. No RSUs are classified as a liability as of September 30, 2026.
A summary of RSU activity for the 2016 Plan for the nine months ended September 30, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	3,476,509	$4.99
Granted	2,207,701	6.10
Forfeited	(314,175)	5.18
Vested	(1,368,057)	5.51
Unvested at September 30, 2026	4,001,978	5.41
The total fair value of the 1,368,057 RSUs that vested during the nine months ended September 30, 2026 was $7.5 million.
Performance Restricted Stock Units
In the first quarter of 2026, the compensation committee of the board of directors granted PSUs under the 2016 Plan to the Company’s executive officers. The PSUs entitle each executive officer to earn a number of shares of the Company’s common stock ranging from 0% to 150% of the target number of PSUs granted, based on the Company’s Total Shareholder Return (TSR) relative to the TSR of the companies comprising the Nasdaq Biotechnology Index (Relative TSR), over the three-year performance period beginning on December 31, 2025 and ending on December 31, 2028 (the Performance Period), subject to the executive’s continued employment through the compensation committee of the board of director’s certification of performance following the end of the Performance Period. Following the end of the Performance Period, the compensation committee of the board of directors will determine the extent to which the applicable performance goals have been achieved and will determine the number of PSUs, if any, that have been earned, and any such earned PSUs will vest on March 1, 2029. The PSUs provide for accelerated vesting in certain scenarios, including in the event that the executive is subject to an involuntary termination within 24 months after a change in control.
As of September 30, 2026, $2.5 million of unrecognized compensation costs related to unvested PSUs are expected to be recognized over a weighted average period of 2.4 years. No PSUs are classified as a liability as of September 30, 2026.
A summary of PSU activity for the 2016 Plan for the nine months ended September 30, 2026, based on award at target, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	—	$—
Granted	405,000	8.03
Forfeited	(40,000)	8.03
Unvested at September 30, 2026	365,000	8.03
No PSUs vested during the nine months ended September 30, 2026.
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the three and nine months ended September 30, 2026 and 2025 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Research and development	$613	$458	$1,797	$1,819
Selling, general and administrative	1,726	1,654	5,212	5,370
Total stock-based compensation expense	$2,339	$2,112	$7,009	$7,189
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility rates are based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected terms are determined based on a combination of historical exercise data and hypothetical exercise data for unexercised stock options. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. There were no options granted during the nine months ended September 30, 2026 and 2025.
The fair value of each PSU is estimated on the date of grant using a Monte Carlo model because the performance target is based on a market condition. Expense related to these PSUs is recognized ratably over the three-year measurement period. The expected volatility rate is based on the historical volatility of the Company’s publicly traded common stock and other factors. The expected term is determined based on the remaining performance period of the award. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the PSUs in effect at the time of the grant. The Company has never paid cash dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Assumptions used in the Monte Carlo model for PSUs granted during the nine months ended September 30, 2026 were as follows:

Nine Months Ended
September 30, 2026
Expected dividend yield	—%
Expected volatility of the Company	61%
Remaining performance period (years)	2.87
Risk-free rate	3.44%

11. Income Taxes
The Company assesses the need for a valuation allowance against its deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After considering all available positive and negative evidence, including but not limited to historical, current and future projected results and significant risks and uncertainties related to forecasts, the Company has concluded that it is not more likely than not that substantially all of its deferred tax assets are realizable in future periods and maintained a valuation allowance against all net deferred tax assets as of September 30, 2026 and December 31, 2025. The valuation allowance was recorded in the fourth quarter of 2025, resulting in a non-cash income tax expense of $113.7 million for the year ended December 31, 2025.
As a result of the valuation allowance against the Company’s deferred tax assets, the Company recognized an income tax provision of $0.2 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, related to discrete income tax expense. The income tax benefit of $5.8 million and $21.4 million for the three and nine months ended September 30, 2025 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax expense of $0.1 million and $0.9 million, respectively.
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
The following table presents the calculation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net loss	$(22,562)	$(22,586)	$(133,642)	$(79,287)
Denominator:
Weighted average shares outstanding, basic and diluted	60,465,170	59,091,478	60,054,252	58,873,268
Net loss per share, basic and diluted	$(0.37)	$(0.38)	$(2.23)	$(1.35)
Antidilutive securities excluded from calculations of diluted net loss per share	6,117,524	5,445,436	6,012,950	6,180,855
The Company incurred a net loss for the three and nine months ended September 30, 2026 and 2025, causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in dilutive loss per share and basic loss per share attributable to common stockholders being equivalent.
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

The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$69,815	$56,258	$172,062	$158,889
Less:
Cost of goods sold excluding amortization	4,152	2,954	10,871	9,211
Research and development	27,622	22,563	93,010	80,265
Selling, general and administrative	59,575	60,273	199,774	174,973
Intangible asset amortization	1,987	1,752	5,961	5,255
Other income, net	(1,133)	(2,894)	(4,358)	(10,170)
Provision (benefit) for income taxes	174	(5,804)	446	(21,358)
Net loss	$(22,562)	$(22,586)	$(133,642)	$(79,287)
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
HETLIOZ®. In December 2022, the Company filed patent infringement lawsuits, including Hatch-Waxman Act claims, against each of Teva Pharmaceuticals USA, Inc. (Teva) and Apotex Inc. and Apotex Corp. (Apotex) in the U.S. District Court for the District of New Jersey (NJ District Court) asserting that U.S. Patent No. 11,285,129 (‘129 Patent), will be infringed by Teva’s and Apotex’ generic versions of HETLIOZ®, each of which was approved by the FDA. The Company asked the NJ District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘129 Patent, or such later date that the NJ District Court may determine. In February 2023, the case was transferred to the U.S. District Court for the District of Delaware (Delaware District Court). In April 2023, Teva and Apotex moved for judgment on the pleadings. In June 2024, the Delaware District Court denied those motions, allowing the Company’s lawsuit to proceed. In March 2025, the Delaware District Court held a claim construction hearing, which resolved two claim term disputes in the Company’s favor and deferred ruling on a third dispute between the parties. In May 2025, the Delaware District Court consolidated this action with the Company’s action relating to the ‘556 Patent (as defined below). In March 2026, the Delaware District Court held a hearing on the Company’s and Teva’s and Apotex’s summary judgment and Daubert motion. In September 2026, the Delaware District Court granted summary judgment of non-infringement in favor of Teva and Apotex with respect to the ‘129 and ‘556 Patents, relying in part on the U.S. Supreme Court’s June 2026 decision in Hikma Pharmaceuticals USA Inc. v. Amarin Pharma, Inc. in its analysis of the Company’s induced infringement claims. The Company is currently evaluating future options with respect to this litigation.
In January 2023, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (DC District Court) against the FDA challenging the FDA’s approval of Teva’s Abbreviated New Drug Application (ANDA) for its generic version of HETLIOZ® capsules under the Administrative Procedure Act (APA), the Food, Drug, and Cosmetic Act (FDCA), and FDA regulations. Under the FDCA, every ANDA must contain information to show that the labeling proposed for the generic drug is the same as the labeling approved for the listed drug. The labeling and packaging for HETLIOZ® includes Braille, but Teva’s generic version does not. On this basis, the Company believes that Teva’s approved labeling does not comply with applicable requirements. The Company has asked the DC District Court to, among other things, vacate the FDA’s approval of Teva’s ANDA, declare that the approval of the ANDA was unlawful, arbitrary, and capricious and compel the FDA to order Teva to recall its generic HETLIOZ® product. In February 2023, Teva intervened in the lawsuit as a defendant. In September 2023, the Company amended its lawsuit to request that the DC District Court set aside the FDA’s July 2023 denial of the Company’s citizen petition, originally filed with the FDA in January 2023. In April 2024, the Company filed a motion for summary judgment. In February 2025, the DC District Court denied the Company’s motion and granted the FDA and Teva’s cross motions for summary judgment. In February 2025, the Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit (DC Circuit). In October 2025, the DC Circuit granted the FDA’s motion for a stay of the briefing schedule that it filed in October 2025 due to the government shutdown, and the stay was lifted in November 2025. An oral argument was held on March 12, 2026. In August 2026, the DC Circuit affirmed in part and vacated in part the DC District Court’s ruling, holding that the FDA improperly relied on the Hatch-Waxman Act’s different manufacturer exception to approve the labeling differences in Teva’s ANDA for its generic version of HETLIOZ® capsules and remanded the matter to the FDA for further proceedings.
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
In April 2024, the Company filed a lawsuit in the Delaware District Court against MSN and its commercial partner Amneal Pharmaceuticals, Inc. (Amneal), and Impax Laboratories LLC (Impax) alleging claims for false advertising in violation of the Lanham Act and unfair competition under several state laws as well as claims for breach of express representation and fraudulent inducement of a license agreement. In July 2024, the defendants filed a motion to dismiss and in September 2024, the Company opposed the motion, to which the defendants replied in October 2024. In July 2025, the Delaware District Court issued its report and recommendation to deny the defendants’ motion to dismiss as to standing but granted their motion to dismiss the Lanham Act claims, to which the Company objected in August 2025. In September 2025, the Delaware District Court overruled the Company’s objections. In October 2025, the Company appealed the Delaware District Court’s decision to the Court of Appeals for the Third Circuit (Third Circuit Court). On September 8, 2026, the Third Circuit Court ordered that the case be decided on the briefs and canceled the oral argument previously scheduled for September 29, 2026. The Company’s lawsuit remains pending.
In December 2024, the Company filed a lawsuit in the Delaware District Court against each of Teva and Apotex asserting U.S. Patent No. 11,918,556 (‘556 Patent), a method of administration patent that was not litigated in the prior Delaware District Court cases, will be infringed by Teva’s and Apotex’s generic versions of HETLIOZ®, each of which was approved by the FDA. The Company has asked the Delaware District Court to, among other things, order that the effective date of the FDA’s approval of Teva’s and Apotex’ generic versions of HETLIOZ® be a date that is no earlier than the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine, and enjoin each of Teva and Apotex from the commercial manufacture, use, import, offer for sale and/or sale of their generic versions of HETLIOZ® until the expiration of the ‘556 Patent, or such later date that the Delaware District Court may determine. In March 2025, Teva filed its answer and asserted counterclaims against the Company, including, among other things, for alleged violation of the antitrust laws and inequitable conduct, which the Company opposed in May 2025. The Delaware District Court declined to consolidate this action with the Company’s case alleging Lanham Act violations against Teva but consolidated this action with the Company’s action relating to the ‘129 Patent. In March 2026, the Delaware District Court held a hearing on the parties’ summary judgment and Daubert motion. In September 2026, the Delaware District Court granted summary judgment of non-infringement in favor of Teva and Apotex with respect to the ‘129 and ‘556 Patents, relying in part on the U.S. Supreme Court’s June 2026 decision in

Hikma Pharmaceuticals USA Inc. v. Amarin Pharma, Inc. in its analysis of the Company’s induced infringement claims. The Company is currently evaluating future options with respect to this litigation.
HETLIOZ LQ®. In July 2024, the Company filed a Hatch-Waxman lawsuit against MSN in the Delaware District Court asserting that U.S. Patent Nos. 10,179,119, 11,266,622, 11,285,129, 11,850,229, 10,610,510, 10,980,770, and 11,759,446 will be infringed by MSN’s generic version of HETLIOZ LQ® for which MSN is seeking FDA approval. In June 2025, the Company filed an amended complaint against MSN, further alleging that U.S. Patent Nos. 10,071,977, 11,566,011 and 11,918,556 (all asserted HETLIOZ LQ® patents together, the Asserted Patents) will also be infringed by MSN’s generic version of HETLIOZ LQ®. The Company has asked the Delaware District Court to, among other things, enter judgment that MSN has infringed at least one claim of each of the Asserted Patents by submitting or causing to be submitted its ANDA to obtain FDA approval for the commercial manufacture, use, import, offer for sale and/or sale in the U.S. of its generic version of HETLIOZ LQ® before the expiration of each of the Asserted Patents, enter judgment that the use of MSN’s generic version of HETLIOZ LQ® in the U.S. before the expiration of each of the Asserted Patents will directly infringe at least one claim of each of the Asserted Patents, order that the effective date of any approval by the FDA of MSN’s generic version of HETLIOZ LQ® be a date that is no earlier than the expiration of the last expiring Asserted Patent(s), or such later date as the court may determine, enjoin MSN from the commercial manufacture, use, import, offer for sale and/or sale of its generic version of HETLIOZ LQ® until the expiration of each of the Asserted Patents or such later date as the court may determine, and award monetary damages, to the extent applicable. The Company’s lawsuit remains pending, and a trial is scheduled to begin on June 1, 2027.
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

In May 2023, the Company filed a lawsuit in the U.S. Court of Federal Claims (Federal Claims Court) against the federal government for the uncompensated taking and misuse of the Company’s trade secrets and confidential information. The Company believes that the FDA violated the Fifth Amendment’s due process clause by improperly providing confidential details from the Company’s drug master files for HETLIOZ® and Fanapt® to generic drug manufacturers during the FDA’s review of the manufacturers’ ANDAs. The Company has asked the Federal Claims Court to, among other things, declare that the FDA’s disclosure of the Company’s confidential commercial information constitutes a taking for purposes of the Fifth Amendment and award just compensation. The federal government filed a motion to dismiss the complaint, which the Company opposed. In January 2024, the Federal Claims Court held an oral argument on the motion to dismiss, following which the Federal Claims Court issued a decision denying in part the government’s motion, allowing the Company’s takings claim to proceed. In April 2024, the government filed a motion for judgment on the pleadings, to which the Company opposed in July 2024 and the government replied in August 2024. In December 2024, the Federal Claims Court held an oral argument on the motion for judgment on the pleadings and in January 2025, the Federal Claims Court ruled against the Company. In February 2025, the Company appealed the ruling to the U.S. Court of Appeals for the Federal Circuit. The Company’s appeal remains pending, and an oral argument is scheduled for December 7, 2026.
In February 2024, the Company filed a lawsuit in the DC District Court against the FDA to compel the FDA to comply with its statutory obligations under the FDCA and its implementing regulations, and to challenge the FDA’s complete response letter and 60-day filing regulations, which the Company believes do not absolve the FDA of its statutory responsibilities. Under the FDCA, the FDA has an obligation to either approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia characterized by difficulties with sleep initiation within 180 days of the filing of the sNDA or give the Company a notice of an opportunity for a hearing. The Company submitted the sNDA on May 4, 2023. The Company has asked the DC District Court to, among other things, compel the FDA to comply with its obligations, declare that its lack of compliance violates the FDCA and the FDA regulations and declare the FDA’s complete response letter and 60-day filing regulations unlawful. In June 2024, the Company filed a motion for summary judgment and the FDA published a notice of opportunity for a hearing. In July 2024, the FDA opposed the Company’s motion for summary judgment. In September 2024, the DC District Court held an oral argument on the dispositive cross motions. In March and April 2025, the parties provided supplemental briefing. In May 2025, the DC District Court held a further hearing on the supplemental briefings. In September 2025, the Company filed a motion to stay proceedings in the case until January 2026 pursuant to the FDA Agreement. In January 2026, the Company and the FDA asked the DC District Court to lift the abeyance. In April 2026, the DC District Court consolidated this action with the Company’s action challenging the FDA’s compliance with its statutory obligations under the FDCA with respect to the Company’s NDA for NEREUSTM to prevent vomiting induced by motion and its NDA for NEREUS™ to treat gastroparesis. The Company’s lawsuit remains pending.
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
In April 2025, the Company filed a petition for review in the U.S. Court of Appeals for the DC Circuit seeking review of the FDA’s final order refusing to hold a hearing or to approve the Company’s sNDA for HETLIOZ® in the treatment of insomnia characterized by difficulties with sleep initiation. Under the FDCA, the FDA has an obligation to either approve an sNDA or to hold a hearing on the application’s approvability. The Company’s petition asks the DC Circuit to set aside the FDA’s order refusing to hold a hearing and refusing approval. The Company’s petition for review remains pending, and an oral argument was held on September 23, 2026.

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
In April 2026, the Company received a Paragraph IV certification notice from Aurobindo Pharma Limited advising that it had submitted an ANDA to the FDA seeking approval to market a generic version of HETLIOZ® prior to expiration of certain patents listed in the FDA's Orange Book for HETLIOZ®. In response, in May 2026, the Company filed a patent infringement action against Aurobindo Pharma Limited and affiliates, seeking remedies available under the Hatch-Waxman Act. The Company’s lawsuit remains pending.
In June 2026, the Company received a Paragraph IV certification notice from Alembic Pharmaceuticals Limited advising that it had submitted an ANDA to the FDA seeking approval to market a generic version of Fanapt® prior to expiration of U.S. Patent No. 8,586,610 (the ’610 patent). In response, in July 2026, the Company filed a patent infringement action against Alembic Pharmaceuticals Limited and Alembic Pharmaceuticals, Inc. (collectively, Alembic) in the Delaware District Court. In October 2026, the Company and Alembic entered into a settlement agreement, pursuant to which the Company agreed to grant Alembic a non-exclusive license to manufacture and commercialize a generic version of Fanapt® in the U.S. beginning on November 2, 2027, the expiration date of the ’610 patent. The Delaware District Court subsequently entered the parties’ consent judgment and permanent injunction as to Alembic.
In October 2024, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) as part of an investigation of possible violations of the False Claims Act of 1863. The CID sought documents concerning the Company’s historical practices relating to HETLIOZ®. The Company complied fully with the CID and a subsequent request for testimony regarding the same general topics. In October 2026, the DOJ notified the Company that it is considering filing a civil complaint. No complaint has yet been filed against the Company. If a complaint is filed, the Company intends to take all appropriate action to contest any allegation. The Company cannot predict the timing of any proceeding relating to any such claim.

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
•HETLIOZ® for the treatment of jet lag disorder, insomnia, pediatric insomnia, delayed sleep-wake phase disorder (DSWPD) and pediatric Non-24;
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
Operational Highlights
Key Commercial Highlights
•Fanapt® saw continued strong momentum in Q3 2026, with total prescriptions (TRx) up 25% and new-to-brand prescriptions (NBRx) up 18% versus Q3 2025. Since commercial expansion following the approval of bipolar disorder, Fanapt® has seen significant growth, with TRx up 72% and NBRx up 306% versus Q2 2024.
•BYSANTI™ received U.S. Food and Drug Administration (FDA) approval for the treatment of bipolar I disorder and schizophrenia in Q1 2026 and is expected to launch in Q4 2026. BYSANTI™ is protected by data exclusivity through February 20, 2031 and multiple patents, the latest of which expires on May 31, 2044.
•We launched NEREUS™ commercially in the U.S. in Q2 2026, with the direct-to-consumer offering via the web portal nereus.us, and began sales force promotion in Q3 2026. During Q3 2026, the NEREUS™ launch showed strong growth in both total prescriptions and unique prescribers as compared to Q2 2026.

Key Regulatory & Clinical Development Highlights
Recent & Upcoming Milestones
•In October 2026, we announced positive results from the Phase III clinical study, VP-VLY-686-3601, of NEREUS™ for the prevention of vomiting associated with GLP-1 receptor agonist therapy. We intend to discuss the results with the FDA and plan to submit a supplemental New Drug Application (sNDA) seeking approval of NEREUS™ for the prevention of vomiting associated with GLP-1 receptor agonist therapy.
•In September 2026, we announced positive topline results from the pivotal Phase III study of HETLIOZ® in adults with Delayed Sleep-Wake Phase Disorder (DSWPD). We intend to discuss these data with the FDA and to submit an sNDA seeking approval of HETLIOZ® for DSWPD. If approved, HETLIOZ® would be the first FDA-approved medicine indicated for this condition.
•The Biologics License Application (BLA) for Quimilza™ in Generalized Pustular Psoriasis (GPP) is under review by the FDA with a Prescription Drug User Fee Act (PDUFA) target action date of December 12, 2026. The results of the pivotal clinical study were published in the April 28, 2026 issue of the New England Journal of Medicine (NEJM) Evidence.
•The Phase III study of BYSANTI™ as a once-daily adjunctive treatment for major depressive disorder (MDD) is ongoing, with results expected in the first half of 2027. The study is enrolling patients in 54 sites in the U.S. and Europe and has enrolled 55% of the 500 patient enrollment target. The primary endpoint of the study is the change from baseline to week 6 of the Montgomery-Asberg Depression Rating Scale (MADRS) comparing milsaperidone and placebo. Secondary endpoints include Clinical Global Impression – Severity (CGI-S) and Clinical Global Impression – Change (CGI-C).
•In October 2026, we announced that our Phase III study of VQW-765 in adults with social anxiety disorder did not meet its primary endpoint or a key secondary endpoint. Consistent with prior studies, VQW-765 was safe and well tolerated, and the program is on hold pending further analysis of the full dataset.
Regulatory Proceedings
•We continue to progress the FDA formal hearing regarding HETLIOZ® for the treatment of jet lag disorder. The proceeding, a rare administrative hearing process granted after the D.C. Circuit set aside the FDA’s prior refusal to approve the application, is advancing according to schedule and is expected to culminate in a five-day hearing before the Administrative Law Judge from December 14, 2026 to December 18, 2026.
•We continue to pursue our legal challenge to FDA’s final order refusing to hold a hearing or to approve our sNDA for HETLIOZ® in the treatment of insomnia. Following oral argument before the U.S. Court of Appeals for the D.C. Circuit in September 2026, the matter is awaiting decision.
•We continue to pursue our legal challenge to FDA’s final order refusing to hold a hearing or to approve our NDA for NEREUS™ in gastroparesis. Briefing is currently underway before the DC Circuit, and is due to be completed in mid-November.
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
The transaction price is determined based upon the consideration to which we will be entitled in exchange for transferring product to the customer. Our product sales are recorded net of applicable product revenue allowances for which reserves are established and include discounts, rebates, chargebacks, service fees, co-pay assistance and product returns that are applicable for various government and commercial payors. Where appropriate, our estimates of variable consideration included in the transaction price consider a range of possible outcomes. Allowances for rebates, chargebacks and co-pay assistance are based upon the insurance benefits of the end customer, if any, which are estimated using historical activity and, where available, actual and pending prescriptions for which we have validated the insurance benefits. Variable consideration may be constrained and is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. If actual results in the future vary from our estimates, we adjust our estimate in the period identified, which would affect net product sales in the period such variances become known. During the nine months ended September 30, 2026, we constrained NEREUSTM net product sales. The constrained revenue relates to the uncertainties of patient demand and product returns related to the elevated levels of inventory on hand at wholesalers.
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
•Product returns: We generally offer direct customers a limited right to return, as contractually defined with our customers. We consider several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, historical return activity, including activity for product sold for which the return period has passed, prescription trends and other relevant factors. We do not expect returned products to be resalable. There was no right of return asset as of September 30, 2026 or December 31, 2025.
The following table summarizes sales discounts and allowance activity as of and for the nine months ended September 30, 2026:

(in thousands)	Rebates & Chargebacks	Discounts, Returns and Other	Total
Balances at December 31, 2025	$63,356	$14,709	$78,065
Provision related to current period sales	97,049	47,181	144,230
Adjustments for prior period sales	(3,646)	(182)	(3,828)
Credits/payments made	(86,943)	(35,978)	(122,921)
Balances at September 30, 2026	$69,816	$25,730	$95,546
The provision of $97.0 million for rebates and chargebacks for the nine months ended September 30, 2026 and its ending balance at September 30, 2026 primarily represent Medicaid rebates. The provision of $47.2 million for discounts, returns and other for the nine months ended September 30, 2026 and its ending balance at September 30, 2026 primarily represents service fees, estimated product returns, co-pay assistance costs and prompt-pay discounts. NEREUSTM became commercially available in the U.S. in May 2026. The increase in the balance of discounts, returns and other as of September 30, 2026 relative to December 31, 2025 was primarily due to provisions for constrained revenue for the initial stocking of NEREUSTM by wholesalers.
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
Income taxes. We assess the need for a valuation allowance against our deferred tax assets each quarter through the review of all available positive and negative evidence. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The analysis is highly dependent upon historical and projected pretax income. Projected pretax income includes significant assumptions related to revenue, which could be affected by the success of the commercial launches of Fanapt® for the acute treatment of manic or mixed episodes associated with bipolar I disorder, PONVORY® in RMS, NEREUSTM in the prevention of vomiting induced by motion, which became commercially available in the U.S. in May 2026, and BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia, which was approved in February 2026, and HETLIOZ® generic competition, as well as commercial and research and development activities, including spend on our commercial launches and late-stage clinical activities and our ability to obtain regulatory approval from the FDA for products or new indications in development, among other factors. After considering all available positive and negative evidence, including but not limited to historical, current and future projected results and significant risks and uncertainties related to forecasts, we have concluded that it is not more likely than not that substantially all of our deferred tax assets are realizable in future periods and maintained a valuation allowance against all net deferred tax assets as of September 30, 2026 and December 31, 2025. The valuation allowance was recorded in the fourth quarter of 2025, resulting in a non-cash income tax expense of $113.7 million for the year ended December 31, 2025. If we have cumulative pretax income in future periods and if our projections indicate pretax income in future periods or if there are meaningful changes to our business operations, the conclusion about the appropriateness of the valuation allowance could change in a future period. A future reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction. The potential timing and amount of any future valuation allowance release has yet to be determined and requires an analysis that is highly dependent upon historical and future projected earnings, among other factors. Any such adjustment could have a material impact on our financial position and results of operations.
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
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Revenues. Total revenues increased by $13.6 million, or 24%, to $69.8 million for the three months ended September 30, 2026 compared to $56.3 million for the three months ended September 30, 2025. Revenue from net product sales was as follows:

	Three Months Ended
(in thousands)	September 30, 2026	September 30, 2025	Net Change	Percent
Fanapt® net product sales	$38,765	$31,245	$7,520	24%
HETLIOZ® net product sales	21,689	17,978	3,711	21%
PONVORY® net product sales	7,749	7,035	714	10%
NEREUSTM net product sales	1,612	—	1,612	N/A
Total net product sales	$69,815	$56,258	$13,557	24%
Fanapt® net product sales increased by $7.5 million, or 24%, to $38.8 million for the three months ended September 30, 2026 compared to $31.2 million for the three months ended September 30, 2025. The increase to net product sales was primarily attributable to an increase in volume and an increase in price net of deductions. An amount of variable consideration related to Fanapt® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2025.

HETLIOZ® net product sales increased by $3.7 million, or 21%, to $21.7 million for the three months ended September 30, 2026 compared to $18.0 million for the three months ended September 30, 2025. The increase to net product sales was attributable to an increase in volume. The volume in the third quarter of 2026 includes the recognition of revenue totaling approximately $7.0 million for orders that were shipped on June 29, 2026 and arrived on July 1, 2026, which is the point at which control is transferred to the customer. Since the entrance of generic competition in the first quarter of 2023, HETLIOZ® dispenses have decreased. Additionally, inventory levels at our specialty pharmacy customers have been elevated relative to inventory levels prior to the entrance of generic competition. The elevated levels of inventory have resulted in longer periods to resolve uncertainties related to variable consideration. HETLIOZ® net product sales have been and may continue to fluctuate from quarter to quarter depending on when specialty pharmacy customers purchase again. HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S.
PONVORY® net product sales increased by $0.7 million, or 10%, to $7.7 million for the three months ended September 30, 2026 compared to $7.0 million for the three months ended September 30, 2025. An amount of variable consideration related to PONVORY® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024.
NEREUSTM became commercially available in the U.S. in May 2026. NEREUSTM net product sales were $1.6 million for the three months ended September 30, 2026. During the three months ended June 30, 2026, there was an initial stocking of NEREUSTM by wholesalers and we constrained NEREUSTM net product sales. We continued to constrain revenue during the three months ended September 30, 2026. The constrained revenue relates to the uncertainties of patient demand and product returns related to the elevated levels of inventory on hand at wholesalers.
Cost of goods sold. Cost of goods sold increased by $1.2 million, or 41%, to $4.2 million for the three months ended September 30, 2026 compared to $3.0 million for the three months ended September 30, 2025. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs.
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
We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage and generic competition. Our inventory balance consisted of $6.6 million of HETLIOZ® product and $3.1 million of other products as of September 30, 2026. Our inventory balance consisted of $7.8 million of HETLIOZ® product and $3.2 million of other products as of December 31, 2025. Net product sales during the three months ended September 30, 2026 was derived from zero-cost inventory related to inventory manufactured prior to when FDA approval of NEREUSTM was determined to be probable, which was previously expensed as research and development expense. For the three months ended September 30, 2026, the increase to cost of goods sold would not have been material if we included zero-cost inventory. As of September 30, 2026, the remaining zero-cost inventory that was previously expensed was $5.0 million, which consisted of work-in-process.
Research and development expenses. Research and development expenses increased by $5.1 million, or 22%, to $27.6 million for the three months ended September 30, 2026 compared to $22.6 million for the three months ended September 30, 2025. The increase was primarily due to higher expenses on our various development programs.

The following table summarizes the costs of our product development initiatives for the three months ended September 30, 2026 and 2025:

	Three Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Direct project costs (1)
Fanapt®	$3,763	$3,767
BYSANTITM	4,642	2,977
HETLIOZ®	4,519	2,751
PONVORY®	1,230	2,514
NEREUSTM	5,259	3,119
QuimilzaTM	1,343	966
VQW-765	2,548	1,112
CFTR	540	2,165
VTR-297	1,287	978
Other	642	569
Total direct project costs	25,773	20,918
Indirect project costs (1)
Stock-based compensation	613	458
Other indirect overhead	1,236	1,187
Total indirect project costs	1,849	1,645
Total research and development expense	$27,622	$22,563
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
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.7 million, or 1%, to $59.6 million for the three months ended September 30, 2026 compared to $60.3 million for the three months ended September 30, 2025. The decrease in selling, general and administrative expenses was primarily the result of a decrease in legal and other corporate activities, partially offset by an increase in spending on our continued commercialization efforts for our products, including the U.S. commercial launch of NEREUSTM initiated in May 2026.
Intangible asset amortization. Intangible asset amortization was $2.0 million for the three months ended September 30, 2026 compared to $1.8 million for the three months ended September 30, 2025. Intangible asset amortization increased in 2026 due to the amortization of the NEREUSTM intangible asset, which was capitalized in December 2025.
Other income, net. Other income, net was $1.1 million for the three months ended September 30, 2026 compared to $2.9 million for the three months ended September 30, 2025. Other income primarily consists of investment income on our marketable securities.
Provision (benefit) for income taxes. We recorded an income tax provision of $0.2 million and a benefit for income taxes of $5.8 million for the three months ended September 30, 2026 and 2025, respectively. The income tax provision for the three months ended September 30, 2026 was driven by discrete income tax expense of $0.1 million. The income tax benefit for the three months ended September 30, 2025 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.1 million.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Revenues. Total revenues increased by $13.2 million, or 8%, to $172.1 million for the nine months ended September 30, 2026 compared to $158.9 million for the nine months ended September 30, 2025. Revenues were as follows:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	Net Change	Percent
Fanapt® net product sales	$104,314	$84,084	$20,230	24%
HETLIOZ® net product sales	43,212	55,042	(11,830)	(21)%
PONVORY® net product sales	21,895	19,763	2,132	11%
NEREUSTM net product sales	2,641	—	2,641	N/A
Total net product sales	$172,062	$158,889	$13,173	8%
Fanapt® net product sales increased by $20.2 million, or 24%, to $104.3 million for the nine months ended September 30, 2026 compared to $84.1 million for the nine months ended September 30, 2025. The increase to net product sales was primarily attributable to an increase in volume. An amount of variable consideration related to Fanapt® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2025.
HETLIOZ® net product sales decreased by $11.8 million, or 21%, to $43.2 million for the nine months ended September 30, 2026 compared to $55.0 million for the nine months ended September 30, 2025. The decrease to net product sales was attributable to a decrease in volume. Since the entrance of generic competition in the first quarter of 2023, HETLIOZ® dispenses have decreased. Additionally, inventory levels at our specialty pharmacy customers have been elevated relative to inventory levels prior to the entrance of generic competition. The elevated levels of inventory have resulted in longer periods to resolve uncertainties related to variable consideration. HETLIOZ® net product sales have been and may continue to fluctuate from quarter to quarter depending on when specialty pharmacy customers purchase again. HETLIOZ® net product sales may decline in future periods, potentially significantly, related to continued generic competition in the U.S.
PONVORY® net product sales increased by $2.1 million, or 11%, to $21.9 million for the nine months ended September 30, 2026 compared to $19.8 million for the nine months ended September 30, 2025. The increase to net product sales was attributable to an increase in price net of deductions. An amount of variable consideration related to PONVORY® net product sales is subject to dispute, of which approximately $3.0 million was recognized for the three months ended December 31, 2024.
NEREUSTM became commercially available in the U.S. in May 2026. NEREUSTM net product sales were $2.6 million for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, there was an initial stocking of NEREUSTM by wholesalers and we constrained NEREUSTM net product sales. The constrained revenue relates to the uncertainties of patient demand and product returns related to the elevated levels of inventory on hand at wholesalers.
Cost of goods sold. Cost of goods sold increased by $1.7 million, or 18%, to $10.9 million for the nine months ended September 30, 2026 compared to $9.2 million for the nine months ended September 30, 2025. Cost of goods sold includes third-party manufacturing costs of product sold, third-party royalty costs and distribution and other costs.
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
We evaluate the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life and build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, patient usage, and generic competition. Our inventory balance consisted of $6.6 million of HETLIOZ® product and $3.1 million of other products as of September 30, 2026. Our inventory balance consisted of $7.8 million of HETLIOZ® product and $3.2 million of other products as of December 31, 2025. Net product sales during the nine months ended September 30, 2026 was derived from zero-cost inventory related to inventory manufactured prior to when FDA approval of NEREUSTM was determined to be probable, which was previously expensed as research and development expense. For the nine months ended September 30, 2026, the increase to cost of goods sold would not have been material if we included zero-cost inventory. As of September 30, 2026, the remaining zero-cost inventory that was previously expensed was $5.0 million, which consisted of work-in-process.

Research and development expenses. Research and development expenses increased by $12.7 million, or 16%, to $93.0 million for the nine months ended September 30, 2026 compared to $80.3 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in expenses for our VQW-765, BYSANTITM, and various other development programs, partially offset by lower expenses on our QuimilzaTM program. Research and development expenses for the nine months ended September 30, 2025 included an upfront payment to AnaptysBio, Inc. for the exclusive, global license to develop, manufacture, and commercialize QuimilzaTM and drug supply.
The following table summarizes the costs of our product development initiatives for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Direct project costs (1)
Fanapt®	$14,622	$11,002
BYSANTITM	13,960	9,376
HETLIOZ®	12,580	9,665
PONVORY®	6,515	6,404
NEREUSTM	15,064	11,134
QuimilzaTM	4,317	15,336
VQW-765	10,757	1,762
CFTR	3,406	5,552
VTR-297	4,050	2,561
Other	1,873	1,419
Total direct project costs	87,144	74,211
Indirect project costs (1)
Stock-based compensation	1,797	1,819
Other indirect overhead	4,069	4,235
Total indirect project costs	5,866	6,054
Total research and development expense	$93,010	$80,265
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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $24.8 million, or 14%, to $199.8 million for the nine months ended September 30, 2026 compared to $175.0 million for the nine months ended September 30, 2025. The increase in selling, general and administrative expenses was primarily the result of an increase in spending on our continued commercialization efforts for our commercial launches of our products, including the U.S. commercial launch of NEREUSTM initiated in May 2026 and the expansion of our sales force during 2025.
Intangible asset amortization. Intangible asset amortization was $6.0 million and $5.3 million for the nine months ended September 30, 2026 and 2025, respectively. Intangible asset amortization increased in 2026 due to the amortization of the NEREUSTM intangible asset, which was capitalized in December 2025.
Other income, net. Other income, net was $4.4 million for the nine months ended September 30, 2026 compared to $10.2 million for the nine months ended September 30, 2025. Other income primarily consists of investment income on our marketable securities.
Provision (benefit) for income taxes. We recorded an income tax provision of $0.4 million and a benefit for income taxes of $21.4 million for the nine months ended September 30, 2026 and 2025, respectively. The income tax provision for the nine months ended September 30, 2026 was driven by discrete income tax expense of $0.4 million. The income tax benefit for the nine months ended September 30, 2025 was primarily driven by the estimated effective tax rate for the year as well as discrete income tax expense of $0.9 million.
Liquidity and Capital Resources
As of September 30, 2026, our total cash and cash equivalents and marketable securities were $140.5 million compared to $263.8 million at December 31, 2025. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions and commercial paper of high-quality corporate issuers. Our marketable securities consist of investments in government-sponsored and corporate enterprises and commercial paper.
Our liquidity resources as of September 30, 2026 and December 31, 2025 are summarized as follows:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$61,933	$84,851
Marketable securities:
U.S. Treasury and government agencies	64,728	153,735
Corporate debt	13,833	25,261
Total marketable securities	78,561	178,996
Total cash, cash equivalents and marketable securities	$140,494	$263,847
As of September 30, 2026, we maintained all of our cash, cash equivalents and marketable securities in two financial institutions. Deposits held with these institutions may exceed the amount of insurance provided on such deposits, but we do not anticipate any losses with respect to such deposits.
In the normal course of our business, we regularly enter into agreements with third-party vendors under fee service arrangements which generally may be terminated on 90 days’ notice without incurring additional charges, other than charges for work completed or materials procured but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination. Occasionally, we enter into short- and long-term agreements with third-party vendors that are non-cancellable. Our short-term non-cancellable purchase commitments primarily relate to inventory and clinical manufacturing purchase commitments, for which the production is expected to be completed within a one-year period, and certain marketing activities. Our non-cancellable purchase commitments for agreements with a remaining non-cancellable term longer than one year from September 30, 2026 primarily relate to commitments for marketing activities, inventory purchase commitments for certain of our commercial products and data services. Various other long-term agreements entered into for services with other third-party vendors are cancellable in nature or contain variable commitment terms within the agreement that are within our control. We also have long-term contractual obligations related to our leases and license agreements. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I of this Quarterly Report for more information about these commitments.
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
Based on our current operating plans, which include continued investment in support of our commercial products, including the ongoing commercial launch of NEREUSTM for the prevention of vomiting induced by motion, which became commercially available in the U.S. in May 2026, and the upcoming commercial launch of BYSANTITM for the acute treatment of manic or mixed episodes associated with bipolar I disorder and for the treatment of schizophrenia, continued clinical development of our commercial and other products, pursuit of regulatory approval of QuimilzaTM, pursuit of further regulatory approvals for our currently approved products and payments due upon achievement of milestones under our license agreements, we believe that our cash, cash equivalents and marketable securities and cash received from product sales will be sufficient for at least the next 12 months as of the date the financial statements were issued. Our activities will necessitate significant working capital through 2026 and beyond, and future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue, the scope and costs of our commercial, manufacturing and process development activities, including the commercial launches of NEREUSTM and BYSANTITM, a potential regulatory approval of QuimilzaTM, the magnitude of our discovery, preclinical and clinical development programs and potential costs to acquire or license the rights to additional products.
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
Cash Flow
The following table summarizes our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	Net Change
Net cash provided by (used in):
Operating activities:
Net loss	$(133,642)	$(79,287)	$(54,355)
Non-cash charges	18,689	(6,020)	24,709
Net change in operating assets and liabilities	5,230	5,282	(52)
Operating activities	(109,723)	(80,025)	(29,698)
Investing activities:
Acquisition of intangible asset	(10,000)	—	(10,000)
Purchases of property and equipment	(722)	(896)	174
Net purchases, sales and maturities of marketable securities	99,974	50,890	49,084
Investing activities	89,252	49,994	39,258
Financing activities:
Principal payments on finance leases	(2,509)	(1,351)	(1,158)
Tax obligations paid in connection with settlement of restricted stock units	—	(915)	915
Financing activities	(2,509)	(2,266)	(243)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(42)	3	(45)
Net change in cash, cash equivalents and restricted cash	$(23,022)	$(32,294)	$9,272
Operating Activities. Cash flows used in operating activities during the nine months ended September 30, 2026 were $109.7 million, an increase of $29.7 million compared to $80.0 million during the nine months ended September 30, 2025. The increase reflects an increase in net loss of $54.4 million, partially offset by a $24.7 million increase in non-cash charges, primarily due to the absence in 2026 of the deferred income tax benefit recognized in the prior-year period, and a $0.1 million unfavorable change in operating assets and liabilities. The increase from net change in operating assets and liabilities was due to the increase in product revenue allowances, including the impact of constraining NEREUSTM revenue during the nine months ended September 30, 2026, offset by timing of payments for our accounts payable and accrued liabilities and receipt of cash for accounts receivable. We generally pay approved invoices when due, with vendor terms typically ranging from 30 to 45 days.
Investing Activities. Cash flows provided by investing activities during the nine months ended September 30, 2026 were $89.3 million, an increase of $39.3 million compared to $50.0 million during the nine months ended September 30, 2025. The change in investing activities primarily reflects the net use of cash and cash equivalents and maturities of the investments in our portfolio of marketable securities. The $10.0 million milestone payment owed to Eli Lilly and Company for the FDA’s approval of NEREUSTM for the prevention of vomiting induced by motion was accrued as of December 31, 2025 and paid in 2026.

Financing Activities. Cash flows used in financing activities during the nine months ended September 30, 2026 were $2.5 million, an increase of $0.2 million compared to $2.3 million during the nine months ended September 30, 2025. Financing activities include principal payments for our finance lease liabilities and tax obligations paid in connection with settlement of restricted stock units.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2026, the end of the period covered by this quarterly report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings
Information with respect to this item may be found in Note 14, Legal Matters, to the condensed consolidated financial statements in Part I of this quarterly report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A	Risk Factors
We previously disclosed in Part I, Item 1A of our annual report on Form 10-K (Annual Report) for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 12, 2026, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes to the risk factors disclosed in (i) our Annual Report for the fiscal year ended December 31, 2025 or (ii) any Quarterly Report on Form 10-Q filed subsequent to our Annual Report.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3	Defaults Upon Senior Securities
None.

ITEM 4	Mine Safety Disclosures
Not applicable.

ITEM 5	Other Information
During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. Furthermore, during the fiscal quarter ended September 30, 2026, we did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

10.1*†	Employment Agreement, dated August 20, 2026, by and between Daniel McGuire and the registrant.

10.2*†	Employment Agreement, dated August 20, 2026, by and between Christos Polymeropoulos and the registrant.

10.3*†	Employment Agreement, dated August 20, 2026, by and between Scott Howell and the registrant.

101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanda Pharmaceuticals Inc.

October 29, 2026	/s/ Mihael H. Polymeropoulos, M.D.
Mihael H. Polymeropoulos, M.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

October 29, 2026	/s/ Kevin Moran
Kevin Moran
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)